Form 10-K
period 1993-12-31
RELIABILITY INC
filed 1994-03-21
CIK 34285

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            ----------------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OR
                      THE SECURITIES EXCHANGE ACT OF 1934
                               ----------------

For the fiscal year ended December 31, 1993      Commission file number 1-7378


                           RELIABILITY INCORPORATED
            (Exact name of registrant as specified in its charter)

                    Texas                                75-0868913
        (State or other jurisdiction                  (I.R.S. employer
              of incorporation)                    identification number)

       16400 Park Row, Houston, Texas                       77084
            (Address of principal                        (Zip Code)
             executive offices)

      Registrant's telephone number, including area code: (713) 492-0550

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, no par value per share
                               (title of class)

                                ---------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      X   Yes         No
                                                    -----       -----

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specific date within 60 days prior to the date of filing.

    $10,110,100, based on the last trade price as reported on The Nasdaq Stock Market System on February 18, 1994.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

  Common Stock, no par value per share                    4,242,848
             (title of class)                (number of shares outstanding)

                            as of February 18, 1994
                            -----------------------

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                -----

                      Documents Incorporated by Reference

    Listed hereunder are the documents incorporated by reference and the Part of the Form 10-K into which such documents are incorporated:

Part III...........................    Proxy Statement for the 1994 Annual
                                       Meeting of Shareholders of the
                                       Registrant (to be filed within 120 days
                                       of the close of the registrant's fiscal
                                       year)

                           RELIABILITY INCORPORATED
                                1993 FORM 10-K

                               TABLE OF CONTENTS



                                    PART I
                                                                       Page

Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . .      4
Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . .     11
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .     12
Item 4.   Submission of Matters to a Vote of Security Holders . . . . .     12
Item 4A.  Executive Officers of the Registrant. . . . . . . . . . . . .     12

                                    PART II

Item 5.   Market for the Registrant's Common Stock and
            Related Stockholder Matters . . . . . . . . . . . . . . . .     13
Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . .     14
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . .     15
Item 8.   Consolidated Financial Statements and
            Supplementary Data. . . . . . . . . . . . . . . . . . . . .     F-1
Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . . . . . .     21

                                   PART III

Item 10.    Part III is omitted as the Company will file a
Item 11.      Proxy Statement for the 1994 Annual Meeting of
Item 12.      Shareholders as indicated in this report. . . . . . . . .     21
Item 13.
                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .     21
          Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .     22

                                    PART I

Item 1.   Business.

    (a) GENERAL DEVELOPMENT OF BUSINESS. Reliability Incorporated ("Reliability") and its subsidiaries are principally engaged in the manufacture of equipment used to condition and test integrated circuits ("ICs"). The Company and its subsidiaries also operate testing laboratories which condition and test integrated circuits as a service to others and manufacture power sources, primarily a line of DC to DC power converters which convert direct current voltage into a higher or lower voltage.

    The following table shows the active subsidiaries of the Company as of the date of this report:

                           Reliability Incorporated
                             (a Texas corporation)
                           ------------------------

     RICR de Costa Rica, S.A.                Reliability Singapore Pte Ltd.
    (a Costa Rica corporation)                 (a Singapore corporation)

                          Reliability Japan Incorporated(1)
                              (a Japanese corporation)

    (1) This subsidiary has discontinued operations and is in the process of being dissolved.

    As used in this report, the terms "Company" and "Registrant" refer to Reliability, its present subsidiaries and their predecessors, unless a different meaning is stated or indicated.

    The Company was incorporated under the laws of Texas in 1953. All subsidiaries are incorporated under a variant of the "Reliability" name.

    The Company's business was started in 1971 when substantially all of the assets of a testing laboratory owned by Texas Instruments Incorporated were acquired by Reliability, Inc. Reliability, Inc. was not at the time owned by the Registrant. The Registrant, in 1974, acquired Reliability, Inc. and began providing conditioning and testing services. In 1984, this separate company was merged into Reliability Incorporated. Reliability Singapore Pte Ltd. began operations during 1978 and provides conditioning services and manufactures certain conditioning products at a facility in Singapore. Reliability Singapore also manufactured power sources until 1993, when the power sources manufacturing operations were transferred to Costa Rica. RICR de Costa Rica, S.A. began operating in 1990, and manufactures and sells power sources.

    The companies described in this paragraph have discontinued operations and have been or are in the process of being dissolved. Reliability Nederland B.V. began operations in 1974 in the Republic of Ireland and manufactured power sources until 1991, when the company permanently closed the facility in Ireland. Reliability Nederland B.V. was chartered in the

Netherlands and also functioned as a holding company for certain of the Company's foreign subsidiaries until December 1993, when it was dissolved, at which time subsidiaries owned by Reliability Nederland B.V. became subsidiaries of the Company. Reliability Europe Ltd. was incorporated in England in 1984 to serve as a sales representative and product demonstration facility for the Company in Europe; from 1988 to 1990 it also manufactured conditioning systems. In 1992, this company ceased operations completely. Reliability International, Inc., a U.S. Virgin Islands corporation, was incorporated in 1984 as a foreign sales corporation and ceased operations on December 31, 1992. Reliability Japan Incorporated, located in Tokyo, Japan, was incorporated in 1987 and served as a sales and technology center for conditioning and testing systems which were manufactured by the Company. Operations of the Japanese subsidiary were discontinued during 1993 and the subsidiary will be dissolved in 1994.

    The Company operates in three industry segments as discussed below.

    CONDITIONING AND TESTING PRODUCTS. ("Conditioning Products") Under current semiconductor technology and manufacturing processes, manufacturers are unable to consistently produce batches of ICs which are completely free of defects. An IC may be defective at the time it is produced, or it may have a latent defect which permits it to operate according to specifications for a period of time but eventually causes it to fail. An IC with such a defect will almost always fail during the first 500 to 1,000 hours of normal use. Accordingly, it has become customary to "condition" ICs, i.e., to subject them, during a relatively short period of time, to controlled stresses which simulate the first several hundred hours of operation in an effort to uncover defects. Such stresses may include maximum rated temperature, voltage and electrical signals and are also commonly referred to as "burn-in". Following conditioning, an IC is tested to determine whether it operates as intended. There are two general types of electrical tests to which an IC may be subjected. Parametric testing determines whether the electrical characteristics of the IC fall within certain specified limits. Functional testing determines whether the IC performs its specified function. The Company's products condition and functionally test ICs.

    The Company manufactures conditioning systems which are marketed under the names CRITERIA(R) and TITAN(tm); these products can perform most burn-in conditioning processes, but they do not test the ICs during conditioning. CRITERIA systems were originally designed for internal use in the Company's test labs ("TLs") but, since 1974, these systems have been sold to outside customers.

    Conditioning systems generally are used on new IC production lines, but may also be added to existing production lines. There are a number of different models within the product lines, each with a different capacity and conditioning capability. The CRITERIA models condition relatively large numbers of similar ICs at one time. The TITAN burn-in products provide wide range flexibility to users with relatively small quantities and multiple types of ICs to be conditioned. The TITAN products are designed primarily for IC users, but may also be used by IC manufacturers. CRITERIA products are purchased primarily by companies that manufacture large volumes of similar ICs, but they are also purchased by companies that use ICs.

    The Company manufactures, under the trade name INTERSECT(tm), systems which functionally test ICs during conditioning. This represents a significant difference in the way most ICs are tested. Most functional testing is performed sequentially, that is, one IC is tested at a time after the IC is conditioned; INTERSECT systems perform parallel functional testing, a process by which more than one IC is tested at a time. INTERSECT systems test ICs during the conditioning process, resulting in substantial time savings. INTERSECT systems are computer controlled for high volume burn-in and testing of semiconductor devices. The Company's INTERSECT systems can vary in their capacities and testing capabilities.

    The Company also produces and sells other conditioning and testing products and related equipment. The Company manufactures the RI Automatic Loader/Unloader(tm) which is appropriate for handling surface mount and dual inline IC packages. The Company also manufactures IDEA Automatic Loader and Unloader products which use a load/unload technique that is appropriate for dual inline and surface mount IC packages requiring high volume throughput.

    Conditioning systems and INTERSECT products are the principal products marketed and sold by the Company. The other conditioning and testing products represent options available to customers to enhance the performance of the Company's principal products.

    Conditioning and testing products are manufactured at the Company's Texas facility and certain limited manufacturing is also done at the Company's facility in Singapore.

    CONDITIONING AND TESTING SERVICES. ("Services") The Company provides conditioning and testing Services through its TLs to companies that manufacturer integrated circuits. Services revenues also include revenues from the sale of certain conditioning products, purchased by Services customers, which are used by the Company to provide services to the customers. The Company has TLs at its Durham, North Carolina and Singapore facilities, although only conditioning services are available in Singapore. The Durham TL provides conditioning and testing services to a customer in the Research Triangle area of North Carolina.

    The Company uses CRITERIA systems and burn-in boards to provide conditioning Services. Sequential testing equipment manufactured by other vendors is utilized by the Company in certain testing procedures. Services are generally sold on a long-term, non-binding purchase order basis.

    POWER SOURCES. The operating components of electronic equipment frequently have varying electrical requirements. Rather than provide electricity to each component separately, specialized devices, called DC-
DC converters, or power sources, are used to convert a given electrical input into an electrical output of different voltage. By using small DC-
DC converters, electronic equipment can operate from a single output power supply yet provide a specific, and different, voltage to operating components. These DC-DC converters allow a designer of electronic equipment to localize power requirements, increase modularity in the product design, and expand equipment without having to redefine power needs.

    The Company specializes in the one watt to twenty-five watt DC-DC converter market and manufactures a wide range of power sources classified into various product series. The Company introduced its initial product series, the V-PAC(R), in 1972. The V-PAC is a DC-DC converter compatible with electronic equipment assembly operations. The Company also manufactures the Z-PAC(R), which is a high efficiency DC-DC power source, the S-PAC(tm), a smaller one watt unit which is similar to the V-PAC, the TELECOM-PAC(R) and the ISDN-PAC(tm), which are power sources designed for the telecommunications industry, and the LAN, a power source designed to operate with Local Area Network computer applications.

    The Company's power sources are sold primarily to companies that manufacture computers and peripheral equipment for computers, and secondarily to companies that manufacture industrial control systems, pipeline sensing and control products, and telecommunications and telephone circuits. The Company has a power sources manufacturing facility in San Jose, Costa Rica. In 1991, the Company closed a power sources manufacturing facility in Ireland and shifted production of power sources for the European market to Costa Rica. During 1993 the power sources manufacturing capacity in Singapore was also transferred to Costa Rica.

    (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. The Company's business is divided into three industry segments - (i) manufacture of conditioning products (Conditioning Products), (ii) conditioning services which condition and test ICs for others (Services), and (iii) manufacture of power sources (Power Sources). The table included in Note 2 of the Company's Consolidated Financial Statements provides certain information regarding the Company's industry segments.

    (c) NARRATIVE DESCRIPTION OF BUSINESS. The business of the Company is generally described in part (a) of this Item 1. The following paragraphs provide additional information concerning various aspects of the Company's business. Unless otherwise indicated, the information provided is applicable to all industry segments in which the Company operates.

    (i) PRINCIPAL PRODUCTS. Information as to the principal products and services of the Company is given in part (a) of this Item 1. The
Conditioning Products segment of the Company's business is the dominant segment. The following table sets forth the percentage of the Company's total revenues by business segment:

                                                   Years Ended December 31,
                                                   ----------------------
Business Segment                                          1993    1992     1991
- ----------------                                          ----    ----     ----
Conditioning Products                                      53%     54%      45%
Services                                                   27      24       25
Power Sources                                              20      22       30
                                                          ---     ---      ---
  Total revenues                                          100%    100%     100%
                                                          ===     ===      ===

    Reference is made to Note 2 of the Company's Consolidated Financial Statements for additional information.

    (ii) NEW PRODUCTS. During 1993, Reliability began development of the INNOVATION(r) 2000 which further enhances the RI Automatic Loader/Unloader product line. The INNOVATION 2000 provides additional automation features such as device media and burn-in board handling. These additional features will significantly improve productivity by providing continuous and unattended device loading and unloading for approximately forty-five minutes, allowing one operator to handle multiple machines or operations. Delivery of the INNOVATION 2000 is scheduled for the first quarter of 1994.

    During 1993, Reliability introduced a burn-in board screener which allows INTERSECT 30 customers to prescreen and functionally test both 16 and 64 Meg DRAMs. The machine improves the utilization of the INTERSECT system and, in some cases, eliminates the need for a pre-test on a more expensive serial test system.

    The Company also introduced a software product called Burn-In Board Management ("BIB Management(tm)") which allows customers to track the usage, history, and defect rate of burn-in boards ("BIBs"). Using reports generated by the program, a customer can make decisions about the cost compared to performance of sockets and BIBs and will know when the BIBs become unreliable and need to be replaced. In addition, the BIB Management software can be used in conjunction with Reliability's Interactive System Controller to prevent an operator from loading an inappropriate board into a system or running an incorrect test plan.

    The Company, during 1993, continued to investigate the use of surface mount technology in the process of manufacturing power source products. Surface mount technology removes the human element from certain manufacturing processes thereby enhancing the reliability of the power sources. The technology also enables products to be assembled in smaller packages and therefore provides higher power output from smaller units. The Company introduced, in 1993, a new 15 watt DC-DC converter adding another higher wattage unit to the product line and continued development efforts related to reducing the cost of manufacturing power sources.

    (iii) RAW MATERIALS AND INVENTORY. The Company's products are designed by its engineers and are manufactured, assembled, and tested at its facilities in Houston, Texas; San Jose, Costa Rica; and to a limited degree in Singapore. The Company's products utilize certain parts which it manufactures and components purchased from others. Certain metal fabrications and subassembly functions are performed by others for the Company.

    The Company maintains an inventory of components and parts for its manufacturing activities. There are many sources for most of the raw materials needed for the Company's manufacturing activities, although a few components come from sole sources. The Company has not experienced any significant inability to obtain components or parts, but does experience occasional delays in receiving certain items.

    (iv) PATENTS, TRADEMARKS. The Company has patents and pending patent applications in the United States and certain other countries which cover key components of the CRITERIA and INTERSECT systems, and components of certain other conditioning and testing products.

    The Company considers its patent for the EX-SERT(tm) backplane system to be material. This patent, which was granted in the United States in February 1983, and will expire in February 2000, covers the use of a cavity at the rear wall of the burn-in chamber to isolate power and signal connectors from the harsh environment of the burn-in chamber. In many burn-in systems, the power and signal connectors are subjected to intense heat generated within the burn-in chamber, resulting in shortened connector life. The connection assembly disclosed in the patent reduces connector maintenance problems. A patent with respect to the backplane connection assembly has also been granted in Japan.

    The Company also considers its patents covering a method of IC extraction during the process of unloading burn-in boards and a patent for a floating head mechanism related to the loading of ICs onto burn-in boards to be significant. These patents expire in 2001 and 2005, respectively.

    The Company believes that its other patents and patent applications are useful, but their loss would not be material to the business of the Company. The Company believes that the rapidly changing technology in the electronics industry makes the Company's future success dependent more on the quality of its products, services, and performance and the technical skills of its personnel and its ability to adapt to the changing technological environment than upon any patents which it has or may be able to obtain.

    The Company has certain trademarks which are registered with the U.S. Patent & Trademark Office for use in connection with its products and services, including "ri (plus design)", "RELIABILITY", "CRITERIA", "V-PAC", "Z-PAC", "INNOVATION", "TELECOM-PAC" and "RI STINGRAY". In addition, the Company uses certain other trade names which are not presently registered, including "TITAN", "INTERSECT", "INTERACT", "INTERNET", "EX-SERT", "UNLOADER", "S-PAC", "ISDN-PAC" and "RI Automatic Loader/Unloader" and others not listed here which are used less frequently.

    The Company has in the past and will in the future protect vigorously all of its patents and trademarks as well as its other proprietary rights.

    (v) SEASONALITY. The Company's business is not seasonal, but is cyclical depending on the electronics manufacturing and semiconductor industries.

    (vi) WORKING CAPITAL. The Company finances its inventory and other working capital needs out of internally generated funds and periodic borrowings. The Company has short-term credit facilities on which the Company could draw additional funds as of December 31, 1993. Reference is made to Note 3 of the Company's Consolidated Financial Statements for additional information as to credit agreements under which working capital is or could be available if required.

    (vii) MAJOR CUSTOMERS. In 1993 and 1992, four customers accounted for 73% and 67% of the Company's consolidated revenues. The four customers are Intel Corporation, International Business Machines Corporation, Mitsubishi Semiconductor America, Inc. and Texas Instruments Incorporated. In 1993 and 1992, two of the customers accounted for approximately 52% and 45% and 46% and 49% of revenues, respectively, in the Services segment. In addition in 1993 and 1992 two other customers accounted for 46% and 44% and 24% and 57% of revenues, respectively, in the Conditioning Products segment. Note 2 to the Company's Consolidated Financial Statements discloses information concerning customers that accounted for more than 10% of consolidated revenues. In the Conditioning Products and Power Sources segments, decreased business from one customer may be replaced by new or increased business from other customers, but there is no assurance that this will occur. The Company believes that its relationships with its customers are good. The loss of or reduction in orders from a major customer and the failure of the Company to obtain other sources of revenue could have a material adverse impact on the Company.

    (viii) BACKLOG.  The following table sets forth the Company's backlog at the dates indicated:
                                                                  December 31,
                                                                 -------------
Business Segment                                                1993      1992
- ----------------                                                ----      ----
                                                                 (In thousands)

Conditioning Products                                         $ 3,653   $ 7,091
Services                                                          649     1,517
Power Sources                                                   1,022       824
                                                               ------    ------
  Total                                                       $ 5,324   $ 9,432
                                                               ======    ======

    Backlog for sales of Conditioning Products and Power Sources represents orders for delivery within twelve months from the date on which backlog is reported. Backlog for Services represents orders for services where the ICs to be conditioned have been delivered to the Company and orders for Conditioning Products that are directly related to providing services to customers. The Company's backlog as of December 31, 1993, is believed to be firm, although portions of the backlog are not subject to legally binding agreements. Orders included in backlog of the Conditioning Products segment totaling $694,000 are not currently scheduled for delivery, but management projects that the products will be scheduled for delivery in 1994.

    (ix) GOVERNMENTAL BUSINESS. The Company does not carry on a material amount of business with any governmental agency.

    (x) COMPETITION. The markets for the Company's products and services are subject to intense competition. The Company's primary competitors in the manufacture of Conditioning Products are other independent manufacturers of such systems and manufacturers of ICs who design their own equipment. The primary methods of competition in the manufacturing market are quality, service, delivery, price, and product features. The Company believes that its service after the sale, including its ability to provide installation, maintenance service, and spare parts, enhances its competitiveness.

    The world market for power sources is divided into the merchant and the captive markets. There are less than one thousand competitors in the merchant market of the power source manufacturing business, most of which target a particular application for their business. The Company believes there are approximately twenty significant competitors whose products compete directly with those of the Company in its U.S. and foreign markets. Competition in the power sources market is based primarily on the specific features of the power sources, price and quality.

    The primary areas of competition for the Company's Services are price, service level, and geographic location. The Singapore TL provides services to companies in southeast Asia that manufacture and use ICs, and the Durham TL provides services to a major IC manufacturer in the Research Triangle area of North Carolina.

    (xi) RESEARCH. The demand of the semiconductor industry for increasingly complex and sophisticated equipment results in the Company's continuing development of new products and review and modification of its existing products to adapt to technology changes in the industry. The Company also focuses on the development of peripheral equipment and options for its CRITERIA, INTERSECT and TITAN lines. In 1993, 1992 and 1991, the Company spent $889,000, $2,639,000 and $3,105,000, respectively, on research and development activities. Substantially all of the Company's research and development resources, during 1991 and 1992, were devoted to an INTERSECT project and other conditioning products. The Company completed development of the INTERSECT 30 in 1992. Other developmental projects, which are primarily related to the Conditioning Products segment, were undertaken in 1993.

    (xii) ENVIRONMENTAL MATTERS. The business of the Company is not expected to be affected by zoning, environmental protection, or other similar laws or ordinances.

    (xiii)  EMPLOYEES.  On December 31, 1993, the Company had 409 employees.

    Continued growth of the Company is dependent upon the Company's ability to attract and retain its technical staff and skilled employees. During recent years, the Company has experienced a low turnover rate among its employees, except that due to the very low unemployment rates in Singapore and Costa Rica, turnover at these facilities has been high.

    (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. See Note 2 to the Company's Consolidated Financial Statements for a table showing information about foreign and domestic operations of the Company for the last three years.

Item 2.     Properties

    The corporate headquarters of the Company are located in a 131,000 square foot facility on a seven acre tract of land in Park 10, an office and industrial park on Interstate Highway 10 located on the west side of Houston. The Company occupies 101,000 square feet in the facility and the remaining 30,000 square feet has been sub-leased. This facility also includes manufacturing operations for conditioning products, research and development activities, and sales and marketing of power sources for the U.S. market. The lease for this facility will expire in 1995, and the Company has an option to renew for five additional years.

    A subsidiary of the Registrant occupies 18,200 square feet of leased space in Singapore. The Singapore facility is devoted to an TL and manufacture of burn-in boards. The Durham TL is located in 15,300 square feet of leased space in North Carolina. A subsidiary of the Registrant occupies 18,900 square feet of leased space in San Jose, Costa Rica. The plant in Costa Rica manufactures and sells power sources. See Note 7 to the Company's Consolidated Financial Statements.

Item 3.     Legal Proceedings.

            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

            Not applicable.

Item 4A.    Executive Officers of the Registrant.

      The following table sets out certain information regarding each executive officer of the Company:

                                   Officer of
                                  Reliability          Position currently
                                  Incorporated          held with
           Name              Age         Since      Reliability Incorporated
           ----              ---     ------------   ------------------------

Larry Edwards                   52       1981       President and Chief
                                                      Executive Officer
Max T. Langley                  47       1978       Senior Vice President and
                                                      Chief Financial Officer/
                                                      Secretary/Treasurer
Robert W. Hildenbrand, Jr.      45       1984       Vice President
J.E. (Jim) Johnson              48       1984       Vice President
James M. Harwell                39       1993       Vice President
Paul Nesrsta                    37       1993       Vice President

    Mr. Edwards became the chief executive officer of the Company in March 1993. He was president and chief operating officer of the Company from April 1990 to March 1993 and was executive vice president and chief operating officer of the Company for more than five years prior to becoming the president in 1990.

    Mr. Harwell has been a vice president of the Company since July 1993. Mr. Harwell was the division manager of the automation equipment division of the Company from February 1991 to July 1993 and held positions as managing director of two of the Company's foreign subsidiaries for more than five years prior to February 1991.

    Mr. Nesrsta has been a vice president of the Company since July 1993. Mr. Nesrsta was manager of the test systems division of the Company for more than five years prior to becoming a vice president in 1993.

    Each other person named above has held his present position for more than five years.

                                    PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters.

    The Common Stock of Reliability trades on The Nasdaq Stock Market under the stock symbol REAL. The high and low last trade prices for 1993 and 1992, as reported by The Nasdaq Stock Market, are set forth below. These quotations represent prices between dealers without retail mark-up, mark-down, or commission, and do not necessarily reflect actual transactions.

                                             First   Second     Third    Fourth
                                            Quarter  Quarter   Quarter   Quarter
                                            -------  -------   -------   ------
- -
1993
- ----
High                                         $2.50    $1.28     $4.88     $5.63
Low                                            .81      .69       .94      2.50

1992
- ----
High                                         $2.13    $2.13     $2.88     $2.00
Low                                           1.00     1.25      1.38      1.25

    A covenant in a working capital financing agreement restricts the Company's ability to pay dividends if certain criteria are not met. The Company could pay a dividend at December 31, 1993. The Company paid no dividends in 1993 or 1992. The Company intends to retain any earnings for use in its business and therefore does not anticipate paying dividends in the foreseeable future. See Note 3 to the Company's Consolidated Financial Statements.

    Reliability had approximately 920 shareholders of record as of February 18, 1994.

Item 6.     Selected Financial Data.

    The following table sets out certain selected financial data for the years indicated:
                                             Years Ended December 31,
                                        ------------------------------------
                                      1993     1992     1991     1990     1989
                                     ------   ------   ------   ------   ------
                                        (In thousands, except per share data)


Revenues                            $27,022  $31,413  $29,612  $34,311  $38,073
Costs and expenses:
  Operating costs                    24,269   32,587   32,617   38,499   37,693
  Provision for restructuring           288    1,392    1,000        -        -
  Interest expense (income), net         43      125       83       78      (21)
                                     ------   ------   ------   ------   ------
    Total costs and expenses         24,600   34,104   33,700   38,577   37,672
                                     ------   ------   ------   ------   ------
Income (loss) before
  income taxes                        2,422   (2,691)  (4,088)  (4,266)     401
Provision (benefit) for
  income taxes                           53      (46)     101     (543)     309
                                     ------   ------   ------   ------   ------
Net income (loss) (1)               $ 2,369  $(2,645) $(4,189) $(3,723) $    92
                                     ======   ======   ======   ======   ======
Average shares outstanding            4,243    4,243    4,242    4,213    4,211
                                     ======   ======   ======   ======   ======
Net income (loss) per share (1)     $   .56  $  (.62) $  (.99) $  (.88) $   .02
                                     ======   ======   ======   ======   ======
Dividends per share                 $   .00  $   .00  $   .00  $   .00  $   .00
                                     ======   ======   ======   ======   ======
Total assets                        $11,018  $14,693  $13,615  $17,320  $23,696
Long-term debt                            -        -        -        -      600
Working capital                       5,846    2,413    4,298    6,661    9,561
Property and equipment, net           2,257    3,312    3,758    5,810    7,474
Stockholders' equity                  8,114    5,745    8,390   12,564   16,276

- -----
(1) The net loss and net loss per share for 1992 originally reflected the tax benefit of a net operating loss carryforward as an extraordinary item. The tax benefit of the net operating loss carryforward has been reclassified and netted against the income tax provision, as explained in Note 5 to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    FINANCIAL CONDITION.

    Management considers cash provided by operations and retained earnings to be primary sources of capital. The Company maintains lines of credit to supplement these primary sources of capital and has leased its major facilities, reducing the need to expend capital on such items. Changes in the Company's financial condition, liquidity, and capital requirements during the three year period ended December 31, 1993 are attributable to significant operating losses through the first quarter of 1993 and a return to profitability in the periods subsequent to the March 1993 quarter. The return to profitability resulted in a significant improvement in the Company's financial condition. The losses resulted from a general decline in demand for products sold by the Company, significant expenses to maintain certain foreign subsidiaries, costs associated with excess capacity and costs related to restructuring of operations. The reduction in expenses resulting from the restructuring of operations, which was completed in the first quarter of 1993, resulted in the Company returning to profitability in 1993.

    Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following chart:

                                                 1993        1992      1991
                                               --------    --------  --------
Working capital:
  Working capital (thousands of dollars)        $ 5,846     $ 2,413   $ 4,298
  Current ratio                                3.1 to 1    1.3 to 1  1.9 to 1
Profitability ratios:
  Gross profit                                       43 %        42 %      39 %
  Return on revenues                                  9 %       ( 8)%     (14)%
  Return on assets                                   22 %       (18)%     (31)%
  Return on equity                                   29 %       (46)%     (50)%
Equity ratios:
  Total liabilities to equity                       0.4         1.6       0.6
  Assets to equity                                  1.4         2.6       1.6

    The Company's financial condition improved significantly during 1993. Working capital increased to $5.8 million at December 31, 1993 from $2.4 million at December 31, 1992, and the ratio of current assets to current liabilities increased to 3.1 at the end of 1993, compared to 1.3 at the end of 1992. The improvement is attributable to a return to profitability resulting from expense reductions which included reductions in personnel levels and restructuring of operations, reduction in excess leased space and a general reduction in most expense items.

    Net cash provided by operating activities was $5.2 million in 1993, contrasted with $1.5 million used by operations in 1992. The principal items contributing to the cash provided by operations in 1993 are net income of $2.4 million, depreciation and amortization of $1.3 million, and decreases in accounts receivable and inventories. Cash provided by operations was used to reduce debt under financing agreements by $2.4 million in the 1993 period.

Cash flows from operations were also used to reduce accounts payable and accrued liabilities by a total of $2.3 million and provided cash of $1.7 million which was used to substantially complete restructuring of operations. Accounts receivable were unusually high at December 31, 1992 due to shipment of conditioning products during the latter part of the fourth quarter of 1992. The decrease in inventories in 1993 resulted from shipment of conditioning products in the first quarter of 1993 that were partially completed at December 31, 1992 and a decrease in raw materials inventory resulting from a decrease in demand for products sold by the Company. The decrease in the current ratio and working capital in 1992 compared to 1991 resulted principally from the $2.6 million loss reported in 1992 and an increase in inventories and accounts receivable. The inventory increase resulted from an increase in work-in-progress inventory related to products that were shipped in 1993. Short-term borrowing and an increase in accounts payable were used to support cash used by operations and to purchase $1.4 million of capital equipment in 1992.

    Capital expenditures during 1993 totaled $492,000, a decrease from expenditures of $1.4 million in 1992. A change in product mix and volume increases at the Company's Service facilities will require additional equipment during 1994. Management currently projects that 1994 expenditures may exceed $1.0 million. The lease on the Company's corporate headquarters expires in 1995. The Company will decide during the first half of 1994 whether to continue to lease or purchase the existing facility, or to relocate to a different facility.

    The Company maintains bank lines of credit to provide funds to support periodic changes in liquidity. Bank debt decreased $2.4 million in 1993 after increasing $2.0 million in 1992. Cash flow from operations was used to pay off all bank debt in 1993. Borrowings under loan agreements during 1992 were used to support cash used by operations and to finance capital expenditures. The U.S. Company's working capital line of credit is evidenced by demand notes and credit availability is limited to 80% of eligible accounts receivable. The Company's Singapore subsidiary has an overdraft facility; continuation of the facility is at the discretion of the bank. The Company could borrow an additional $1.4 million under its lines of credit at December 31, 1993. Current projections indicate that cash generated by operations supplemented by incidental bank borrowing under existing agreements will be sufficient to meet the cash requirements of the Company during 1994.

    Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The adoption of this standard did not have a material effect on the Company's Financial Statements.

    Reliability's revenue is dependent on conditions within the semiconductor industry and profitability is dependent on revenues and controlling expenses. Semiconductor manufacturers experienced good sales growth during 1992 and 1993 and current forecasts indicate an increase in revenues for the industry in 1994. The Company has net operating loss carryforwards available to reduce income taxes on a portion of future taxable income.

    RESULTS OF OPERATIONS.

    OVERVIEW.      Revenues from products sold by the Company declined during the three year period ending in 1993 except that an increase in revenues in the Conditioning Products segment in 1992 was attributable to revenues from the sale of INTERSECT 30 systems. Delivery of these high unit price systems began in the second quarter of 1992 and continued throughout 1993. A decline in revenues during the three year period in the Power Sources segment resulted from price competition, resulting in a significant decrease in unit prices and a decrease in unit volume. Customer requirements for conditioning Services decreased slightly in 1993. A small decrease in Services revenues in 1992 resulted from a revenue decrease at one of the Company's services facilities.

    REVENUES.      Revenues decreased 14% in 1993 to $27 million, reflecting
decreases in all business segments. Revenues in the Central America geographical segment increased while the U.S., Asia and Pacific and Western Europe segments declined. The increase in the Central America segment is attributable to shifting Power Sources manufacturing to Costa Rica from Ireland and Singapore. The overall decrease in the U.S. segment is related to volume and unit price decreases. A substantial portion of the decrease in the Asia Pacific segment is related to shifting Power Sources manufacturing from Singapore to Costa Rica and to shut-down of the Japanese operation. In 1992, revenues were $31.4 million, an increase of 6% over 1991, reflecting an increase in the Conditioning Products segment, a decrease in the Power Sources segment and a small decrease in the Services segment.

    Conditioning Products revenues decreased 16% in 1993 to $14.2 million after increasing 27% in 1992. A decrease in the unit volume of older models of burn-in chambers and loader and unloader products and lower average unit prices contributed to the decline. The increase in 1992 is attributable to a significant increase in revenues from the sale of INTERSECT 30 products. Revenues in the Conditioning Products segment overall, excluding INTERSECT products, declined during the three year period due to changes in requirements by the semiconductor industry for burn-in and other conditioning products and to product mix changes. Domestic conditioning and testing product shipments increased due to shipment of INTERSECT 30 systems beginning in the second quarter of 1992. Revenues from the sale of conditioning and testing products in Japan decreased significantly in 1992 due to a reduction in capital spending by Japanese semiconductor manufacturers.

    Revenues in the Power Sources segment decreased in 1993 to $5.4 million after decreasing 20% to $7.0 million in 1992. The decrease, in both years, resulted principally from price competition resulting in average unit sale price and volume decreases. The decline in revenues appeared to be stabilizing during the latter part of 1993.

    Revenues in the Services segment decreased 3% in 1993 to $7.4 million after decreasing only $6,000 in 1992. The 1993 decrease in revenues is attributable to product mix changes and unit price decreases resulting from lower operating costs being passed through to customers. Average unit prices increased during the latter part of 1993 due to a shift in product mix. Revenues included in the Services segment from the sale of conditioning products to Services customers increased during 1993 due to a change in product mix. Revenues at the Durham services facility decreased in 1992 due to volume decreases caused by product mix changes. Revenues at the Singapore facility increased in 1992 due to volume increases and increases in average unit sales prices due to product mix changes.

    INFLATION. The overall impact of inflation on revenues has been minimal. Salaries and wages have increased at rates less than the general inflation rate during the three year period due to salary reductions and wages freezes during 1991 and 1992. The cost of raw materials and purchased parts increased at rates somewhat greater than the general inflation rate due to general increases in demand.

    COSTS AND EXPENSES. Changes in costs and expenses during the three year period are primarily related to various cost reduction and restructuring measures, changes in revenue levels and the changes in research and development expenditures.

    Total costs and expenses, excluding the provision for restructuring, decreased $8.3 million in 1993 compared to the revenue decrease of $4.4 million. Cost of revenues decreased $2.7 million; marketing, general and administrative expenses decreased $3.8 million; and research and development expenses decreased $1.8 million. The overall decrease in expenses, in 1993, related to restructuring of operations, expense reduction programs and a decrease in revenue and volume related expenses. Total costs and expenses, excluding the provision for restructuring, decreased $30,000 in 1992 to $32.6 million, compared to a revenue increase of $1.8 million. In general, costs and expenses decreased in 1992 due to a reduction in personnel levels and various cost reduction programs. The decreases were offset in some instances by volume related expenses associated with revenues from the sale of the INTERSECT 30 products. Costs and expenses were also affected by certain operations operating below levels necessary to absorb fixed overhead costs.

    The Company's gross profit, as a percent of revenues, was 43%, 42% and 39% in 1993, 1992 and 1991, respectively. The 1993 increase is related to an increase in the Conditioning Products segment. The increase in the Conditioning Products segment resulted from a decrease in both fixed and variable manufacturing costs and changes in product mix. The increase also resulted from a reduction in expenses due to shut-down of the Japanese operation. A small decline in the gross profit in the Services segment is due principally to an increase in revenues from the sale of conditioning products to Services customers, because the gross profit on these products is traditionally low due to price competition. Revenues in the Power Sources segment declined 22% in 1993, but the gross profit in the segment was basically unchanged compared to 1992. Total manufacturing costs declined significantly due to the restructuring of operations and shifting of all production capacity for this segment to Costa Rica. A significant portion of the benefit of the change took effect in the third quarter of 1993. The overall 1992 gross profit increase is principally related to an increase in the Conditioning Products segment and to a lesser extent to an increase in the Service segment, reduced by a decrease in the Power Sources segment. The increase in the Conditioning Products segment resulted from a reduction in overhead expenses, including personnel and expense reductions, and a higher absorption of fixed overhead by certain operations. The increase in the Services segment in 1992 results from product mix changes and a reduction in overhead expense. Expense controls at both of the Company's services facilities and a reduction in overhead expense also contributed to the increase. The 1992 decrease in the Power Sources segment relates to volume and price decreases and the cost of carrying excess production capacity.

    Marketing, general, and administrative expenses decreased $3.8 million in 1993 in comparison to a $4.4 million decrease in revenues. Expenses were reduced throughout 1993 by stringent expense reduction programs, reductions in personnel levels and discontinuation of operations at two foreign facilities. Approximately 45% of the decrease is due to shut-down of the UK and Japanese operations in late 1992 and consolidation of Power Sources manufacturing in Costa Rica. In addition, expenses decreased in the Conditioning Products segment due to a decrease in revenue related expenses such as commissions and warranty and installation costs. The increase of $459,000 in 1992 is related to an increase in revenue related expenses, such as commissions, royalties and similar expenses, in the Conditioning Products segment resulting from shipment of INTERSECT systems. Expenses in the Power Sources and Services segments decreased in 1992. The decrease in expenses in the Services segment resulted from stringent expense control measures. Expenses in the Power Sources segment decreased in 1992 due to volume decreases and the shut-down of the Irish power sources facility in 1991. Expenses at the Costa Rica and Singapore power sources operations increased, but at rates less than the decrease related to the Irish operation. Expense controls and personnel reductions at most facilities during 1992 resulted in a decrease in marketing, general and administrative expenses. The expense reductions were offset by the revenue related expenses associated with the increase in INTERSECT revenues, but expenses in the Conditioning Products segment increased only 16% while revenues increased 27%.

    Research and development expenditures totaled $889,000 in 1993, compared to $2.6 and $3.1 million in 1992 and 1991, respectively. A significant portion of expenditures in each of the three years related to development of conditioning and testing products, with a substantial portion of these expenditures being related to development of the INTERSECT 30 line of burn-in and test systems. The decrease in 1992 and 1993 results from completion of the INTERSECT 30 development project in 1992. Costs associated with development of conditioning products increased in 1993 after declining in 1992. Development costs in the Power Sources segment declined in 1993 and also in 1992.

    The Company recorded in 1993 a provision for restructuring of operations totaling $288,000. The provision was composed of $319,000 related to retirement and severance pay for U.S. employees who were terminated in March 1993 and a $31,000 reduction of the 1992 restructuring provision related to downsizing power sources production capacity in Singapore. The Company recorded a $1.4 million provision for restructuring of operations in 1992. The provision was composed of $1.0 million for curtailment of operations in Japan, $216,000 related to closing of the U.K. facility, $325,000 related to reduction of power sources manufacturing capacity in Singapore and a $149,000 reduction of the 1991 provision for closing of the Irish power sources facility. The Company recorded a $1.0 million provision for shut-down of its Irish power sources facility in the third quarter of 1991. The shut-down was completed during 1992 at a cost which was $149,000 less than the original estimate.

    Net interest expense decreased significantly in 1993 due to a reduction in debt balances during the last half of 1993. Interest expense increased in 1992 compared to 1991 due to an increase in debt balances, reduced somewhat by a decline in interest rates. Interest income declined in 1993 and 1992 due to a decrease in investable cash balances and a decrease in interest rates in 1992.

    INCOME TAX EXPENSE (BENEFIT). The Company's income tax expense (benefit) was $53,000, $(46,000) and $101,000, in 1993, 1992 and 1991,
respectively. This equated to an effective tax rate of 2% in 1993 and a negative 2% in 1992. The 1991 provision of $101,000 was recorded on a loss of $4.1 million. The Company's effective tax rates differed from the U.S. tax rate of 34% due to tax benefits of net operating loss carryforwards in 1993 and 1992; tax provided on a dividend from a foreign subsidiary in 1992; tax benefits, in 1993, related to expenses incurred in shutting down a foreign subsidiary; expenses of foreign subsidiaries for which tax benefits were not available in 1992 and 1991; and in 1991 tax benefits were not available to the U.S. Company due to net operating loss carryback limitations.

Item 8.  Consolidated Financial Statements and Supplementary Data.


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                           Page
                                                                           ----


Report of independent public accountants. . . . . . . . . . . . . . . . .   F-2
Consolidated balance sheets at December 31, 1993 and 1992 . . . . . . . .   F-3
For each of the three years in the period ended December 31, 1993:
  Consolidated statements of operations . . . . . . . . . . . . . . . . .   F-4
  Consolidated statements of cash flows . . . . . . . . . . . . . . . . .   F-5
  Consolidated statements of stockholders' equity . . . . . . . . . . . .   F-6
Notes to consolidated financial statements. . . . . . . . . . . . . . . .   F-7
Supplementary financial information:
  Quarterly results of operations (unaudited) . . . . . . . . . . . . . .   S-1
Schedules for each of the three years in the period
    ended December 31, 1993:
  V    - Property, plant and equipment. . . . . . . . . . . . . . . . . .   S-2
  VI   - Accumulated depreciation of property, plant
              and equipment . . . . . . . . . . . . . . . . . . . . . . .   S-3
  VIII - Valuation and qualifying accounts and reserves . . . . . . . . .   S-4
  IX   - Short-term borrowings. . . . . . . . . . . . . . . . . . . . . .   S-5
  X    - Supplementary income statement information . . . . . . . . . . .   S-6


    All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





The Board of Directors and Stockholders
Reliability Incorporated



We have audited the accompanying consolidated balance sheets of Reliability Incorporated as of December 31, 1993 and 1992, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index on page F-
1. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliability Incorporated at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

BY/s/ERNST & YOUNG

Houston, Texas
February 11, 1994

                           RELIABILITY INCORPORATED
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                               December 31,
                                                              --------------
                                                             1993       1992
                                                             ----       ----
                                                              (In thousands)
Current assets:
  Cash                                                      $ 2,882   $   362
  Accounts receivable (Note 3)                                3,074     4,103
  Inventories (Note 3)                                        2,356     5,939
  Deferred income taxes (Note 5)                                  -        60
  Other                                                         314       519
                                                             ------    ------
    Total current assets                                      8,626    10,983

Property and equipment, at cost (Note 3):
  Machinery and equipment                                    11,994    12,884
  Leasehold improvements                                      2,543     2,588
                                                             ------    ------
                                                             14,537    15,472
  Less accumulated depreciation                              12,280    12,160
                                                             ------    ------
                                                              2,257     3,312
Other assets                                                    135       398
                                                             ------    ------
                                                            $11,018   $14,693
                                                             ======    ======
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $   524   $ 1,878
  Short-term borrowings (Note 3)                                  -     2,408
  Accrued liabilities (Note 8)                                2,016     2,951
  Current maturities on long-term debt (Note 3)                  58         -
  Income taxes payable (Note 5)                                  18        53
  Liability for restructuring (Note 6)                          164     1,280
                                                             ------    ------
    Total current liabilities                                 2,780     8,570

Deferred income taxes (Note 5)                                  124       153
Liability for restructuring (Note 6)                              -       225
Commitments and contingencies (Note 7)                            -         -

Stockholders' equity (Notes 3 and 4):
  Common stock, without par value; 20,000,000
    shares authorized; 4,242,848 shares issued                5,926     5,926
  Retained earnings (deficit)                                 2,188      (181)
                                                             ------    ------
    Total stockholders' equity                                8,114     5,745
                                                             ------    ------
                                                            $11,018   $14,693
                                                             ======    ======


                            See accompanying notes.

                           RELIABILITY INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)


                                                     Years Ended December 31,
                                                     ------------------------
                                                      1993      1992       1991
                                                      ----      ----       ----
Revenues:
  Product sales                                    $19,651   $23,834    $22,027
  Services                                           7,371     7,579      7,585
                                                    ------    ------     ------
                                                    27,022    31,413     29,612
Costs and expenses:
  Cost of product sales                             10,986    13,759     13,245
  Cost of services                                   4,419     4,376      4,913
  Marketing, general and administrative              7,975    11,813     11,354
  Research and development                             889     2,639      3,105
  Provision for restructuring (Note 6)                 288     1,392      1,000
                                                    ------    ------     ------
                                                    24,557    33,979     33,617
                                                    ------    ------     ------
Operating income (loss)                              2,465    (2,566)    (4,005)
Interest expense, net (Note 3)                          43       125         83
                                                    ------    ------     ------
Income (loss) before income taxes                    2,422    (2,691)    (4,088)
Provision (benefit) for income taxes (Note 5)           53       (46)       101
                                                    ------    ------     ------
Net income (loss)                                  $ 2,369   $(2,645)   $(4,189)
                                                    ======    ======     ======
Net income (loss) per share                        $   .56   $  (.62)   $  (.99)
                                                    ======    ======     ======






















                            See accompanying notes.

                           RELIABILITY INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                     Years Ended December 31,
                                                     ------------------------
                                                       1993      1992      1991
                                                       ----      ----      ----
Cash flows from operating activities:
  Net income (loss)                                 $ 2,369   $(2,645)  $(4,189)
  Adjustments to reconcile net income (loss)
    to cash provided by operating activities:
      Depreciation and amortization                   1,258     1,761     2,407
      Provisions for restructuring                      288     1,392     1,000
      Deferred income taxes                              31       (51)      (58)
      Loss (gain) on disposal of fixed assets           352       131        (1)
      Provision for inventory obsolescence              262       636       347
      Provision for bad debts                             -      (12 )      (30)
      Exchange (gain) loss                              (49)       62       (14)
  Change in assets and liabilities:
     (Increase) decrease in assets:
         Short-term investment                            -       100      (100)
         Accounts receivable                          1,042    (1,498)    1,360
         Inventories                                  3,338    (2,066)     (164)
         Refundable income taxes                          -       120       703
         Other assets                                   457       354        14
      Increase (decrease) in liabilities:
         Accounts payable                            (1,366)      720        88
         Accrued liabilities                           (978)      274       (52)
         Income taxes payable                           (35)     (241)       56
         Liability for restructuring                 (1,744)     (491)     (396)
                                                     ------    ------    ------
           Total adjustments                          2,856     1,191     5,160
                                                     ------    ------    ------
Net cash provided (used) by operating activities      5,225    (1,454)      971
                                                     ------    ------    ------
Cash flows from investing activities:
  Expenditures for plant and equipment                 (492)   (1,436)     (665)
  Proceeds from sale of equipment                        15        27        54
                                                     ------    ------    ------
Net cash (used) in investing activities                (477)   (1,409)     (611)
                                                     ------    ------    ------
Cash flows from financing activities:
  Borrowings (payments) under loan agreements        (2,457)    2,035       (53)
  Conversion of note payable to long-term debt          393         -         -
  Payments and current maturities on
   long-term debt                                      (335)        -         -
  Issuance of common stock                                -         -        15
                                                     ------    ------    ------
Net cash (used) provided by financing activities     (2,399)    2,035       (38)
                                                     ------    ------    ------
Effect of exchange rate changes on cash                 171       (36)      (13)
                                                     ------    ------    ------
Net increase (decrease) in cash                       2,520      (864)      309
Cash at beginning of year                               362     1,226       917
                                                     ------    ------    ------
Cash at end of year                                 $ 2,882   $   362   $ 1,226
                                                     ======    ======    ======

                            See accompanying notes.

                           RELIABILITY INCORPORATED
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 Years Ended December 31, 1993, 1992 and 1991

                                (In thousands)

                                          Common Stock
                                          ------------      Retained
                                                            Earnings     Total
                                       Shares     Amount    (Deficit)    Amount
                                       ------     ------    --------     ------
Balance at December 31, 1990            4,223      $5,911     $6,653    $12,564
  Net (loss)                                                  (4,189)    (4,189)
  Shares issued to employee
    stock savings plan                     20          15                    15
                                        -----       -----     ------     ------
Balance at December 31, 1991            4,243       5,926      2,464      8,390
  Net (loss)                                                  (2,645)    (2,645)
                                        -----       -----     ------     ------
Balance at December 31, 1992            4,243       5,926       (181)     5,745
  Net income                                                   2,369      2,369
                                        -----       -----     ------     ------
Balance at December 31, 1993            4,243      $5,926    $ 2,188    $ 8,114
                                        =====       =====     ======     ======































                            See accompanying notes.

                           RELIABILITY INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1993

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are majority owned. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the years ended December 31, 1992 and 1991 have been reclassified to conform to the 1993 presentation.

    CASH EQUIVALENTS

    For the purposes of the statements of cash flows, the Company considers all highly liquid cash investments with maturities of three months or less to be cash equivalents.

    INVENTORIES

    Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value)
and include:
                                                                1993       1992
                                                                ----       ----
                                                                (In thousands)

Raw materials                                                 $1,702     $2,924
Work-in-progress                                                 553      2,553
Finished goods                                                   101        462
                                                               -----      -----
                                                              $2,356     $5,939
                                                               =====      =====

    PROPERTY, PLANT AND EQUIPMENT

    For financial statement purposes, depreciation is computed principally on the straight-line method using lives from 4 to 10 years for leasehold improvements and the straight-line and double-declining balance methods using lives from 2 to 8 years for machinery and equipment.

    INCOME TAXES

    The provision for income taxes includes Federal, foreign, and state income taxes. Deferred income taxes are provided for temporary differences between financial statement and income tax reporting.

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1993

    FOREIGN CURRENCY TRANSLATION

    The financial statements of foreign subsidiaries are translated into U.S. dollar equivalents in accordance with Statement of Financial Accounting Standards No. 52. The Company's primary functional currency is the U.S. dollar. Accordingly, translation adjustments and transaction gains or losses for foreign subsidiaries that use the U.S. dollar as their functional currency are recognized in consolidated income in the year of occurrence. The remaining entity used the local currency as its functional currency and translation adjustments were immaterial.

2.  INFORMATION ON BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

    The Company operates in three industry segments: (1) manufacture of conditioning products which are used in conditioning and testing of integrated circuits; (2) conditioning services which condition and test integrated circuits and (3) manufacture of power sources.

    Financial information by industry segment is as follows:

                                                  1993     1992     1991
                                                  ----     ----     ----
                                                          (In thousands)
Revenues from unaffiliated customers:
  Conditioning products                             $14,218   $16,840   $13,241
  Conditioning services                               7,371     7,579     7,585
  Power sources                                       5,433     6,994     8,786
                                                     ------    ------    ------
                                                    $27,022   $31,413   $29,612
                                                     ======    ======    ======
Operating income (loss):
  Conditioning products                             $ 1,892   $(1,910)  $(3,649)
  Conditioning services                               1,384     1,854     1,218
  Power sources                                        (190)     (849)     (276)
  Provision for restructuring of operations:
    Conditioning product                               (280)   (1,108)        -
    Power sources                                        (8)     (284)   (1,000)
  General corporate expenses                           (333)     (269)     (298)
                                                     ------    ------    ------
                                                    $ 2,465   $(2,566)  $(4,005)
                                                     ======    ======    ======
Identifiable assets:
  Conditioning products                             $ 5,718   $ 8,922   $ 7,014
  Conditioning services                               2,905     2,634     2,057
  Power sources                                       2,395     3,077     4,066
  General corporate assets                                -        60       478
                                                     ------    ------    ------
                                                    $11,018   $14,693   $13,615
                                                     ======    ======    ======

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1993

     Financial information by industry segment is as follows (Continued):

                                                  1993     1992     1991
                                                  ----     ----     ----
                                                          (In thousands)
Depreciation:
  Conditioning products                             $   341   $   627   $   706
  Conditioning services                                 597       762     1,231
  Power sources                                         271       336       401
                                                     ------    ------    ------
                                                    $ 1,209   $ 1,725   $ 2,338
                                                     ======    ======    ======
Capital expenditures:
  Conditioning products                             $   248   $   422   $   301
  Conditioning services                                 191       933       342
  Power sources                                          53        81        46
                                                     ------    ------    ------
                                                    $   492   $ 1,436   $   689
                                                     ======    ======    ======

     Financial information by geographical area is as follows:

                                                  1993     1992     1991
                                                  ----     ----     ----
                                                          (In thousands)
Revenues from unaffiliated customers:
  United States                                     $19,469   $23,018   $20,136
  Asia and Pacific                                    4,755     6,459     6,958
  Central America                                     2,798     1,895        20
  Western Europe                                          -        41     2,498

Intergeographic revenues:
  United States                                         120       956       678
  Asia and Pacific                                      408     1,453     1,816
  Central America                                       911       935       834
  Western Europe                                          -         -         6
  Eliminations                                       (1,439)   (3,344)   (3,334)
                                                     ------    ------    ------
                                                    $27,022   $31,413   $29,612
                                                     ======    ======    ======

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1993

  Financial information by geographical area is as follows (Continued):

                                                      1993      1992     1991
                                                      ----      ----     ----
                                                            (In thousands)
Operating income (loss):
  United States                                     $ 2,798   $  (200)  $(2,660)
  Asia and Pacific                                      197      (812)      341
  Central America                                        95       105      (479)
  Western Europe                                          -         2        91
  Provision for restructuring of operations:
    United States                                      (318)        -         -
    Asia and Pacific                                     30    (1,325)        -
    Western Europe                                        -       (67)   (1,000)
  General corporate expenses                           (337)     (269)     (298)
                                                     ------    ------    ------
                                                    $ 2,465   $(2,566)  $(4,005)
                                                     ======    ======    ======
Identifiable assets:
  United States                                     $ 7,349   $ 8,948   $ 8,681
  Asia and Pacific                                    2,100     4,497     3,255
  Central America                                     1,569     1,131       778
  Western Europe                                          -       117       901
                                                     ------    ------    ------
                                                    $11,018   $14,693   $13,615
                                                     ======    ======    ======

    The Company provides products and services to companies in the electronics and semiconductor industries, many of which are industry leaders. There are a limited number of companies which purchase conditioning products and services sold by the Company. The Company's four largest customers accounted for approximately 73%, 67% and 47% of consolidated revenues in 1993, 1992 and 1991, respectively. Accounts receivable are generally due within 30 days and collateral is not required except that export sales from the United States generally require letters of credit. Historically, the Company's bad debts have been very low, an indication of the credit worthiness of the customers to which the Company sells.

    Intersegment sales, which are not material, and intergeographic sales of manufactured products are priced at cost plus a reasonable profit.

    The Company had export revenues from its United States operation to the following geographical areas:
                                                      1993      1992     1991
                                                      ----      ----     ----
                                                            (In thousands)
Asia and Pacific                                     $2,165    $2,605    $2,517
Europe                                                3,140     4,331       583
North America and other                                 457       726       934
                                                      -----     -----     -----
                                                     $5,762    $7,662    $4,034
                                                      =====     =====     =====

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1993

    Revenues from major customers, as a percent of total revenues and industry segments, are as follows:
                                Total   Conditioning     Conditioning    Power
                              Revenues    Products         Services     Sources
                              --------  ------------     ------------   -------

     1993
     ----
Customer A                        24%          46%             -%           -%
Customer B                        23           44              -            -
Customer C                        14            -             52            -
Customer D                        12            -             45            -

     1992
     ----
Customer A                        13           24              -            1
Customer B                        31           57              -            -
Customer C                        11            -             46            -
Customer D                        12            -             49            -

     1991
     ----
Customer A                        18           39              -            1
Customer B                         5           11              -            -
Customer C                         9            4             32            -
Customer D                        15            -             62            -

3.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

    The Company maintains a working capital financing agreement with NationsBank of Texas, N.A. Under the agreement, the Company may request loan advances, evidenced by demand notes, up to $2,500,000. Credit availability is limited to 80% of eligible accounts receivable of the U.S. Company. Interest is payable monthly at the bank's base rate plus 2 1/2%
(8 1/2% at December 31, 1993). There were no balances outstanding at December 31, 1993. The loan is collaterized by the U.S. Company's accounts receivable, inventories, fixed assets and certain other assets. The Company had credit availability of $1,206,000 at December 31, 1993. The agreement limits the Company's annual capital expenditures. The financing agreement was amended in July 1993. The amended agreement provides that if the tangible net worth, as defined, of the U.S. Company is less than $3,000,000, the U.S. Company may not pay dividends or make certain advances or loans without the written approval of the bank and becomes subject to certain other defined restrictions. The financial requirements of the financing agreement were met at December 31, 1993.

    The Company's Singapore subsidiary maintains an agreement with a Singapore bank to provide an overdraft facility to the Company at the bank's prime rate plus 1% (6% at December 31, 1993). The line of credit was reduced, in August 1993, from 1,500,000 Singapore dollars (U.S. $938,000)

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1993

to 500,000 Singapore dollars (U.S. $313,000). There were no balances outstanding at December 31, 1993, and amounts utilized under credit commitments totalled $125,000, resulting in credit availability of $188,000 at December 31, 1993. The loan is collateralized by all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank, and continuation of the credit facility is at the discretion of the bank.

    The Company's Japanese subsidiary entered into an agreement with a related party of the subsidiary, in December 1990, to provide a credit facility to the subsidiary. The related party of the subsidiary obtained a line of credit from a Japanese bank and made the amount available to the Company. The interest rate is the rate paid on the underlying loan plus 20%, which totalled 6% at December 31, 1993. In April 1993, the loan was converted to a term loan payable in monthly installments of $9,900, plus interest paid quarterly. The Company has made certain advance payments, and the loan is currently scheduled to be paid in full in June 1994. The subsidiary may not borrow additional amounts as of December 31, 1993. At December 31, 1993, the total loan balance was $58,000, and amounts due under this agreement have been classified as current maturities on long-term debt.

    Interest paid on debt during 1993, 1992 and 1991 was $82,000, $134,000 and $126,000, respectively.

    Interest expense is presented net as follows:
                                                         1993     1992     1991
                                                         ----     ----     ----
                                                               (In thousands)
Interest expense                                        $  58    $ 147    $ 131
Interest (income)                                         (15)     (22)     (48)
                                                         ----     ----     ----
Interest expense, net                                   $  43    $ 125    $  83
                                                         ====     ====     ====

4.  EMPLOYEE STOCK PLAN

    The Company sponsors an Employee Stock Savings Plan and Trust (the "Plan"). United States employees of the Company who have completed at least one year of service become participants in the Plan. The Plan allows an employee to contribute up to 15% of defined compensation to the Plan and to elect to have contributions not be subject to Federal income taxes under
Section 401(k) of the Internal Revenue Code. The Company contributes a matching amount to the Plan equal to 50% of the employee's contribution, to a maximum of 2%, for employees who contribute 2% or more. The Company also contributes, as a voluntary contribution, an amount equal to 1% of the defined compensation of all participants. The Company's contribution for matching and voluntary contributions amounted to $105,000 in 1993, $121,000 in 1992 and $116,000 in 1991. Employee contributions may be invested in Company stock or other investment options offered by the Plan. The Company's contributions vest with the employee over seven years and are invested solely in Company stock.

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1993

    The Company, during 1992, registered and reserved 500,000 shares of common stock for sale to the Plan. The Plan purchased, in the open market, 64,115 and 78,288 shares during 1993 and 1992, for an aggregate purchase price of $150,000 and $143,000, respectively. At December 31, 1993, 357,597 reserved shares remain unissued under the registration. The Company had previously registered and reserved 100,000 shares of common stock for sale to the Plan. At December 31, 1993 and 1992, all 100,000 of the shares had been sold to the Plan. The purchase price per share was the closing price on the day prior to purchase by the Plan. During 1991, the Plan purchased 20,000 shares of stock from the Company for an aggregate purchase price of $15,000. The Plan purchased, in the open market, 97,000 shares during 1991 for an aggregate purchase price of $146,000. The Plan did not purchase any stock from the Company during 1993 or 1992.

5.  INCOME TAXES

    Effective January 1, 1993, the Company changed its method of accounting for income taxes and adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will more likely than not be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

    The cumulative effect of adopting SFAS 109 on the Company's financial position and results of operations was not material. As permitted under the new rules, prior period financial statements have not been restated except that the tax benefit from utilization of a net operating loss carryforward in 1992 has been reclassified to the provision for income taxes. This reclassification results in income tax for 1992 being presented in a manner consistent with the presentation required under SFAS 109.

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1993

    The provision (benefit) for income taxes is based on income (loss) before income taxes as follows:

     Geographic area                                  1993       1992      1991
     ---------------                                  ----       ----      ----
                                                          (In thousands)

United States                                       $ 2,187   $(  442)  $(2,502)
Foreign                                                 145    (2,192)   (1,664)
Eliminations and corporate items                         90       (57)       78
                                                     ------    ------    ------
                                                    $ 2,422   $(2,691)  $(4,088)
                                                     ======    ======    ======

    The components of the provision (benefit) for income taxes are as follows:

                                                    Current   Deferred    Total
                                                    -------   --------    -----
                                                          (In thousands)
    1993
    ----
Federal                                               $   -     $   -     $   -
Foreign                                                  17        31        48
State                                                     5         -         5
                                                       ----      ----      ----
                                                      $  22     $  31     $  53
    1992                                               ====      ====      ====
    ----
Federal - Provision                                   $ 344     $   -     $ 344
Federal Tax Benefit from utilization
  of net operating loss carryforward                   (316)        -      (316)
Foreign                                                 (28)      (51)      (79)
State                                                     5         -         5
                                                       ----      ----      ----
                                                      $   5     $ (51)    $ (46)
    1991                                               ====      ====      ====
    ----
Federal                                               $ (87)    $  45     $ (42)
Foreign                                                 240      (103)      137
State                                                     6         -         6
                                                       ----      ----      ----
                                                      $ 159     $ (58)    $ 101
                                                       ====      ====      ====

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1993

    The differences between the effective rate reflected in the provision (benefit) for income taxes on income (loss) before income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% are analyzed below:

                                                       1993      1992      1991
                                                       ----      ----      ----
                                                          (In thousands)

Provision (benefit) at statutory rate                 $ 823     $(915)  $(1,390)
Tax benefit of net operating loss carryforward         (245)     (316)        -
Tax effects of:
    Foreign expenses for which a tax benefit
      (is available) is not available                  (495)      778       715
    Foreign income taxed at rates less
      than U.S. rate                                    (11)     (19)       (10)
    U.S. Federal tax on dividend from
      foreign subsidiary                                  -       486         -
Alternative minimum tax                                   -        29         7
Benefits not recorded due to net loss
  carryforward position                                   -         -       759
Other                                                   (19)      (89)       20
                                                       ----      ----    ------
                                                      $  53     $ (46)  $   101
                                                       ====      ====    ======

    The components of the provision (benefit) for deferred income taxes for the years ended December 31, 1992 and 1991 are as follows:

                                                                 1992      1991
                                                                 ----      ----
                                                                (In thousands)

Depreciation                                                    $  (8)    $(215)
Benefits not recorded due to net loss
  carryforward position                                           170       101
Distributions of former DISC                                      (29)      (29)
(Benefit) associated with restructuring charge                    (98)        -
Inventory and other reserves                                      (79)       45
Timing difference in recognition of intercompany transfers        (29)       24
Other                                                              22        16
                                                                 ----      ----
                                                                $ (51)    $ (58)
                                                                 ====      ====

    The Company's cash requirements made it necessary for the Singapore subsidiary to remit a cash dividend to the Company during the second quarter of 1992. U.S. income taxes of $486,000 were provided on the remittance.

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1993

    The significant components of the Company's net deferred tax liabilities and assets are as follows:
                                                                 1993      1992
                                                                 ----      ----
                                                                (In thousands)
Deferred tax liabilities:
  Depreciation                                                 $  103   $    96
  Domestic international sales corp. dividend                      21        42
  Other                                                             -        15
                                                                -----    ------
    Total deferred tax liabilities                                124       153
                                                                -----    ------
Deferred tax assets:
  Reserves not currently deductible                              (416)     (559)
  Foreign tax credits                                            (490)     (531)
  Net operating loss carryforwards                               (255)     (370)
  Business tax credits                                           (253)     (253)
  Provision for restructuring                                       -       (98)
  Other                                                           (21)      (18)
                                                                -----    ------
    Total deferred tax assets                                  (1,435)   (1,829)
Valuation allowance                                             1,435     1,769
                                                                -----    ------
    Net deferred tax assets                                         -       (60)
                                                                -----    ------
Net deferred tax liability                                     $  124   $    93
                                                                =====    ======

    SFAS 109 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is more likely than not. Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not appropriate and, accordingly, has provided a valuation allowance.

    The Company completed a restructuring of its foreign operations in 1993. As part of the restructuring the Company changed its policy and began providing United States taxes on unremitted foreign earnings. Earnings on which United States taxes have been provided total $1,700,000 at December 31, 1993.

    Net income for 1992 included income of a subsidiary operating in Costa Rica under an export processing tax exemption. The subsidiary is exempt from Costa Rica income tax through 1998 and is 50% exempted from 1999 through 2002. Except for 1992, the subsidiary has operated at a loss. A 1992 tax benefit of $19,000 related to income of the subsidiary.

    Net cash payments (refunds) for income taxes during 1993, 1992 and 1991 were $54,000, $100,000 and $(606,000), respectively.

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1993

    At December 31, 1993, the Company had a domestic net operating loss carryforward for financial reporting purposes of approximately $2,170,000. Such carryforward for income tax purposes is $750,000 and will expire in 2007 and 2008. The net operating loss carryforward for alternative minimum tax purposes is $640,000. In addition, the Company has alternative minimum tax credit carryforwards of $73,000, which can be carried forward indefinitely, and research and development and foreign tax credit carryforwards of $743,000, expiring in various years from 1994 through 2007.

6.  PROVISION FOR RESTRUCTURING

    The Company recorded in 1993 a provision for restructuring totaling $288,000. The provision is composed of $319,000 related to retirement and severance pay for U.S. employees who were terminated in March 1993 and a $31,000 reduction of the 1992 restructuring provision related to downsizing production capacity for power sources in Singapore. The Company recorded restructuring charges of $1,392,000 and $1,000,000 in 1992 and 1991, respectively. The 1991 charge related to costs associated with the closure of the Company's power sources facility located in Ireland. The Company completed the shut-down in 1992. The provision for shut-down was reduced by $149,000 in 1992. The 1992 amount represents a $1,000,000 provision for curtailment of operations of the Company's Japanese subsidiary, and a charge of $541,000, reduced by a $149,000 credit applicable to Irish closure, related to downsizing of the Company's UK marketing operation, downsizing production capacity for power sources in Singapore and shifting production to Costa Rica. The charge is related principally to the remaining lease obligations and associated costs at the two facilities, severance liabilities and write off of fixed assets. The provision for curtailment of operations of the Japanese subsidiary relates to estimated losses on disposal of certain assets, severance pay, estimated expenses to be incurred in curtailing operations and settling lease obligations related to the subsidiary's facility.

7.  COMMITMENTS

    The Company leases manufacturing and office facilities under noncancelable operating lease agreements, expiring through 1998. Rental expense for 1993, 1992 and 1991 was $1,234,000, $1,627,000 and $1,636,000,
respectively.

    Future minimum rental payments under leases in effect at December 31, 1993 are: 1994 - $1,166,000; 1995 - $654,000; 1996 - $420,000; 1997 -
$297,000; 1998 - $18,000; subsequent to 1998 - None.

    The Company entered into an agreement in August 1993 to sub-lease manufacturing and office space in its U.S. facility. Rental income for 1993 was $41,000. Future income under the sub-lease will be: 1994 - $108,000; and 1995 - $38,000.

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1993

8.  ACCRUED LIABILITIES

    Accrued liabilities consist of the following:
                                                                 1993     1992
                                                                 ----     ----
                                                                (In thousands)
Payroll                                                        $  950    $1,091
Advanced payments                                                 341       845
Warranty                                                          453       291
Other                                                             272       724
                                                                -----     -----
                                                               $2,016    $2,951
                                                                =====     =====

    The advanced payments balance at December 31, 1993 relates principally to payments for conditioning products which are included in the Company's backlog at December 31, 1993. Advanced payments are refundable if the Company does not meet the terms of the orders. Revenues related to advanced payments are recognized when the products are shipped.

9.  RELATED PARTY TRANSACTIONS

    The husband of an employee of the Company has an ownership interest in a company that provides computer software development and technical assistance for certain products sold by the Company. The net expense accrued related to these transactions, including royalties, amounted to $454,000, $964,000 and $417,000 during 1993, 1992 and 1991, respectively.
The amounts payable to such Company were $1,000 and $117,000 at December 31, 1993 and 1992, respectively, and the accounts are settled in the ordinary course of business.

                           RELIABILITY INCORPORATED
                      SUPPLEMENTARY FINANCIAL INFORMATION

                        QUARTERLY RESULTS OF OPERATIONS
                                  (Unaudited)

                     (In thousands, except per share data)


                                    First      Second      Third    Fourth
                                   Quarter     Quarter    Quarter   Quarter
                                   -------     -------    -------   -------

      1993
      ----
Net sales                          $ 6,752     $ 6,540    $ 7,239   $ 6,491
Gross profit                         2,585       2,672      3,417     2,943
Net income (loss)                     (545)(1)     848      1,198       868(2)
Net income (loss) per share           (.13)        .20        .28       .21

      1992(3)
      ----
Net sales                          $ 6,520     $10,351    $ 8,453   $ 6,089
Gross profit                         2,764       4,856      3,616     2,042
Net income (loss)                     (906)(4)     777        160    (2,676)(5)
Net income (loss) per share           (.21)        .18        .04     (.63)


- ----
(1) The net loss for the first quarter of 1993 includes a $319,000 provision for restructuring of U.S. operations.

(2) The net income for the fourth quarter of 1993 is increased by a $31,000 reduction in cost associated with restructuring of operations in Asia.

(3) The net income (loss) and net income (loss) per share for the second, third and fourth quarters of 1992 originally presented the tax benefit of a net operating loss carryforward as an extraordinary item. The tax benefit of the net operating loss carryforward has been netted against the income tax provision. See Note 5 to Consolidated Financial Statements.

(4) The net loss for the first quarter of 1992 is reduced by a $120,000 decrease in a provision for restructuring of operations that was recorded in 1991.

(5) The net loss for the fourth quarter of 1992 includes a $1,529,000 provision for restructuring of operations in Europe and Asia.

                           RELIABILITY INCORPORATED
                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                 Years Ended December 31, 1993, 1992 and 1991

                                (In thousands)


                                               Building     Machinery
                                                  and          and
                                      Land   Improvements   Equipment    Total
                                      ----   ------------   ---------    -----

      1993
      ----
Balance at beginning of year          $  -     $2,588         $12,884   $15,472
Additions                                -         43             449       492
Retirements                              -        (88)         (1,339)   (1,427)
                                       ---      -----          ------    ------
Balance at end of year                $  -     $2,543         $11,994   $14,537
                                       ===      =====          ======    ======

      1992
      ----
Balance at beginning of year          $  -     $2,613         $12,230   $14,843
Additions                                -         52           1,384     1,436
Retirements                              -        (77)           (730)     (807)
                                       ---      -----          ------    ------
Balance at end of year                $  -     $2,588         $12,884   $15,472
                                       ===      =====          ======    ======

      1991
      ----
Balance at beginning of year          $  5     $2,977         $12,661   $15,643
Additions                                -         88             601       689
Retirements                             (5)      (452)         (1,032)   (1,489)
                                       ---      -----          ------    ------
Balance at end of year                $  -     $2,613         $12,230   $14,843
                                       ===      =====          ======    ======

                           RELIABILITY INCORPORATED
    SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT

                 Years Ended December 31, 1993, 1992 and 1991

                                (In thousands)


                                           Building       Machinery
                                              and            and
                                         Improvements     Equipment     Total
                                         ------------     ---------     -----

      1993
      ----
Balance at beginning of year                $1,768          $10,392     $12,160
Additions                                      267              942       1,209
Retirements                                    (54)          (1,035)     (1,089)
                                             -----           ------      ------
Balance at end of year                      $1,981          $10,299     $12,280
                                             =====           ======      ======

      1992
      ----
Balance at beginning of year                $1,557          $ 9,528     $11,085
Additions                                      284            1,441       1,725
Retirements                                    (73)            (577)       (650)
                                             -----           ------      ------
Balance at end of year                      $1,768          $10,392     $12,160
                                             =====           ======      ======


      1991
      ----
Balance at beginning of year                $1,458          $ 8,375     $ 9,833
Additions                                      291            2,047       2,338
Retirements                                   (192)            (894)     (1,086)
                                             -----           ------      ------
Balance at end of year                      $1,557          $ 9,528     $11,085
                                             =====           ======      ======

                           RELIABILITY INCORPORATED
        SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 Years Ended December 31, 1993, 1992 and 1991

                                (In thousands)


                                              1993             1992        1991
                                              ----             ----        ----

Inventory reserves at beginning of year     $1,092           $  753      $1,034
Additions charged to costs and expenses        262              636         347
Amounts charged to reserve                    (751)            (297)       (628)
                                             -----            -----       -----
Inventory reserves at end of year           $  603           $1,092      $  753
                                             =====            =====       =====

                                                     RELIABILITY INCORPORATED
                                                SCHEDULE IX - SHORT-TERM BORROWINGS

                                           Years Ended December 31, 1993, 1992 and 1991

                                                          (In thousands)
                                                                                                               Weighted
                                                                                     Maximum      Average       Average
                                                                        Weighted     Amount        Amount      Interest
                                                           Balance       Average   Outstanding   Outstanding      Rate
            Category of Aggregate                          at End       Interest    During the    During the   During the
            Short-Term Borrowings (1)                     of Period       Rate       Period       Period (2)   Period (3)
           ---------------------                          ---------     --------   -----------   -----------   ----------

                  1993
                  ----
         $2,500 working capital agreement                  $    -         8.50%        $1,946        $312        10.42%
            938 to 313 revolving credit agreement          $    -         6.00%        $  818        $310         6.10%
            400 credit facility                            $    -            -%        $  392        $ 95         7.66%

                  1992
                  ----
         $2,500 working capital agreement                  $1,334         8.50%        $2,163        $787        10.20%
            938 revolving credit agreement                 $  724         6.25%        $  892        $454         6.47%
            400 credit facility                            $  350         7.80%        $  354        $247         7.80%
            514 credit facility                            $    -            -%        $  340        $129        12.82%

                  1991
                  ----
         $2,500 working capital agreement                  $    -            -%        $1,441        $309        11.49%
            807 revolving credit agreement                 $    -            -%        $  508        $230         8.19%
            400 credit facility                            $   24         9.84%        $  314        $171        10.30%
            514 credit facility                            $  353        13.00%        $  514        $161        12.40%
            598 factored note receivable                   $    -            -%        $  598        $148         8.00%

         (1)   See Note 3 to Consolidated Financial Statements for terms of short-term borrowings.
         (2)   Computed by adding daily balances divided by 360 or 365 days.
         (3)   Computed as total interest for the period divided by the average amount outstanding during the period.



                                                                S-5

                           RELIABILITY INCORPORATED
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                 Years Ended December 31, 1993, 1992 and 1991

                                (In thousands)


                                                          1993     1992    1991
                                                          ----     ----    ----

Maintenance and repairs                                   $413     $523    $517

Taxes other than payroll and income taxes                 $311     $431    $506

Royalties                                                 $291     $300    $  -

                           RELIABILITY INCORPORATED

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    Not applicable.

                                   PART III

   In accordance with paragraph (3) of General Instruction G to Form 10-K,
Part III of this Report is omitted because the Company will file with the Securities and Exchange Commission not later than 120 days after the end of 1993 a definitive proxy statement pursuant to Regulation 14A involving the election of directors.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a) The following financial statements are filed as part of this report:

               1. Consolidated Financial Statements and Supplementary Data. Listed in the Index to Financial Statements provided in response to Item 8 hereof (see p. F-1 for Index).

               2. Financial Statement Schedules. Listed in the Index to Financial Statements provided in response to Item 8 hereof (see p. F-1 for Index).

    (b)   The following exhibits are filed as part of this report:

               3.1 Restated Articles of Incorporation (with amendment). Reference is made to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 2-90034.

               3.2   Restated and Amended Bylaws.  Reference is made to
                     Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.

               3.3 Amendment to Bylaws. Reference is made to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

               4. Capital and Surplus Retention Agreement. Reference is made to Exhibit 4 to the Company's report on Form 10-Q for the quarter ended September 30, 1993.

               22.   List of subsidiaries.

               24.   Consent of Independent Public Accountants dated March
                     18, 1994.

    (c) No reports on Form 8-K were required to be filed by the Company during the last quarter of the fiscal year covered by this report.

                           RELIABILITY INCORPORATED

                                  SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIABILITY INCORPORATED (Registrant)               DATE:   March 21, 1994


BY/s/Max T. Langley, Senior Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


BY/s/Larry Edwards, President and                   DATE:  March 21, 1994
Chief Executive Officer


BY/s/Max T. Langley, Senior Vice President,         DATE:  March 21, 1994
Chief Financial Officer,
Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

BY/s/W. L. Hampton, Director                        DATE:  March 21, 1994



BY/s/Everett Hanlon, Director                       DATE:  March 21, 1994



BY/s/John R. Howard, Director                       DATE:  March 21, 1994



BY/s/Thomas L. Langford, Director                   DATE:  March 21, 1994



BY/s/A. C. Lederer, Jr., Director                   DATE:  March 21, 1994

                           RELIABILITY INCORPORATED

                               INDEX TO EXHIBITS


Exhibit                                                              Page
 Number                     Description of Exhibits                 Number
- -------                     -----------------------                 ------

   3.1 Restated Articles of Incorporation (with amendment). Reference is made to Exhibit 3.1 to the Company's Registration Statement on Form
            S-1, Registration No. 2-90034.

   3.2 Restated and Amended Bylaws. Reference is made to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.

   3.3      Amendment to Bylaws.  Reference is made to Exhibit
            3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993.

    4.      Capital and Surplus Retention Agreement.
            Reference is made to Exhibit 4 to the Company's report on Form 10-Q for the quarter ended
            September 30, 1993.

   22.      List of Subsidiaries.                                   Page 24

   24.      Consent of Independent Public Accountants               Page 25
            dated March 18, 1994.

                           RELIABILITY INCORPORATED

                                  Exhibit 22

                             LIST OF SUBSIDIARIES



      Subsidiary                             Jurisdiction of Incorporation
      ----------                             -----------------------------

Reliability Singapore Pte Ltd.                     Singapore
Reliability Japan Incorporated (1)                 Japan
RICR de Costa Rica, S.A.                           Costa Rica


Each subsidiary does business under its respective corporate name.



(1)  Inactive as of December 31, 1993

                           RELIABILITY INCORPORATED

                                  Exhibit 24

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS







We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-47803) pertaining to the Reliability Incorporated Employee Stock Savings Plan and Trust and in the related Prospectus of our report dated February 11, 1994, with respect to the consolidated financial statements and schedules of Reliability Incorporated included in this Annual Report (Form 10-K) for the year ended December 31, 1993.




BY/s/ERNST & YOUNG

Houston, Texas
March 18, 1994