Form 10-Q
period 1994-03-31
RELIABILITY INC
filed 1994-05-11
CIK 34285

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1994 Commission File Number 1-7378


                           RELIABILITY INCORPORATED
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             TEXAS                                 75-0868913
- -------------------------------       -----------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)



         16400 Park Row
         Post Office Box 218370
         Houston, Texas                                        77218-8370
- ----------------------------------------                       ----------
(Address of principal executive offices)                        (Zip Code)




                                (713) 492-0550
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                   YES     X          NO
                      -----------       -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    4,242,848 -- Common Stock -- No Par Value
                               as of May 11, 1994

                        RELIABILITY INCORPORATED
                                FORM 10-Q

                            TABLE OF CONTENTS

                             March 31, 1994


                     PART I - FINANCIAL INFORMATION

                                                                 Page No.


Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets:
           March 31, 1994 and December 31, 1993                     3-4

         Consolidated Statements of Operations
           and Retained Earnings:
             Three Months Ended March 31, 1994 and 1993               5

         Consolidated Statements of Cash Flows:
           Three Months Ended March 31, 1994 and 1993                 6

         Notes to Consolidated Financial Statements                7-11

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    12-15


                       PART II - OTHER INFORMATION

Item 1.
  through
Item 5.  Not applicable.                                             16

Item 6.  Exhibits and Reports on Form 8-K.                           16

Signatures                                                           17


The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented.

                     PART I - FINANCIAL INFORMATION


Item 1.         Financial Statements

                        RELIABILITY INCORPORATED
                       CONSOLIDATED BALANCE SHEETS

                                 ASSETS

                                                    March 31,   December 31,
                                                      1994          1993
                                                         (In thousands)

Current Assets:
  Cash                                              $ 3,253      $ 2,882
  Accounts Receivable (Note 2)                        2,634        3,074
  Inventories (Notes 1 and 2)                         2,867        2,356
  Other Current Assets                                  277          314
                                                    -------      -------
    Total Current Assets                              9,031        8,626

Property and Equipment at Cost (Note 2):
  Machinery and Equipment                            11,851       11,994
  Leasehold Improvements                              2,554        2,543
                                                    -------      -------
                                                     14,405       14,537
  Less Accumulated Depreciation                      12,313       12,280
                                                    -------      -------
                                                      2,092        2,257
Other Assets                                            125          135
                                                    -------      -------
                                                    $11,248      $11,018
                                                    =======      =======



















                         See accompanying notes

                               (unaudited)

                        RELIABILITY INCORPORATED
                       CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND STOCKHOLDERS' EQUITY



                                                    March 31,   December 31,
                                                      1994          1993
                                                         (In thousands)

Current Liabilities:
  Accounts Payable                                  $   639      $   524
  Accrued Liabilities (Note 1)                        1,805        2,016
  Current Maturities on Long-Term Debt (Note 2)           -           58
  Income Taxes Payable                                    8           18
  Liability for Restructuring (Note 5)                   30          164
                                                    -------      -------
    Total Current Liabilities                         2,482        2,780

Deferred Income Taxes                                   111          124
Commitments and Contingencies (Note 4)                    -            -
Stockholders' Equity (Note 2):
  Common Stock, Without Par Value;
    20,000,000 Shares Authorized,
    4,242,848 Shares Issued                           5,926        5,926
  Retained Earnings                                   2,729        2,188
                                                    -------      -------
    Total Stockholders' Equity                        8,655        8,114
                                                    -------      -------
                                                    $11,248      $11,018
                                                    =======      =======





















                         See accompanying notes

                               (unaudited)

                        RELIABILITY INCORPORATED
       CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                      Three Months Ended March 31,


                                                      1994          1993
                                                      (In thousands, except
                                                         per share data)

Revenues                                            $ 5,225      $ 6,752
Costs and Expenses:
  Cost of Revenues                                    2,710        4,167
  Marketing, General and Administrative               1,739        2,543
  Research and Development                              235          242
  Provision for Restructuring (Note 5)                    -          319
                                                    -------      -------
                                                      4,684        7,271
                                                    -------      -------
Operating Income (Loss)                                 541         (519)
Interest (Income) Expense, Net (Note 2)                 (15)          33
                                                    -------      -------
Income (Loss) Before Income Taxes                       556         (552)

Provision (Benefit) for Income Taxes (Note 1):
  Current                                                28           (2)
  Deferred                                              (13)          (5)
                                                    -------      -------
                                                         15           (7)
                                                    -------      -------
Net Income (Loss)                                       541         (545)

Retained Earnings (Deficit) Beginning of Period       2,188         (181)
                                                    -------      -------
Retained Earnings (Deficit) End of Period           $ 2,729      $  (726)
                                                    =======      =======

Net Income (Loss) Per Share                         $   .13      $  (.13)
                                                    =======      =======














                         See accompanying notes

                               (unaudited)

                        RELIABILITY INCORPORATED
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Three Months Ended March 31,
                                                      1994          1993
                                                         (In thousands)
Cash Flows from Operating Activities:
  Net Income (Loss)                                 $   541      $  (545)
  Adjustments to Reconcile Net Income (Loss) to
    Cash Provided by Operating Activities:
      Depreciation and Amortization                     263          343
      Provision for Restructuring                         -          319
      Deferred Income Taxes                             (13)          (5)
      (Gain) Loss on Disposal of Fixed Assets            (5)           2
      Provision for Inventory Obsolescence               22           53
      Exchange Loss                                       -          172
  Increase (Decrease) in Operating Cash Flows:
      Accounts Receivable                               440        1,024
      Inventories                                      (533)       1,097
      Other Assets                                       35          172
      Accounts Payable                                  115         (612)
      Accrued Liabilities                              (211)        (401)
      Income Taxes Payable                              (10)         (18)
      Liability for Restructuring                      (134)        (337)
                                                    -------      -------
          Total Adjustments                             (31)       1,809
                                                    -------      -------
    Net Cash Provided by
      Operating Activities                              510        1,264
                                                    -------      -------
Cash Flows from Investing Activities:
  Expenditures for Property and Equipment               (89)        (131)
  Proceeds from Sale of Equipment                         6            -
                                                    -------      -------
    Net Cash (Used) by
      Investing Activities                              (83)        (131)
                                                    -------      -------
Cash Flows from Financing Activities:
  Net (Payments) Borrowings Under
    Loan Agreements                                       -       (1,548)
  Conversion of Notes Payable to
    Long-Term Debt                                        -          363
  Payments on Long-Term Debt                            (58)           -
                                                    -------      -------
    Net Cash (Used) by
      Financing Activities                              (58)      (1,185)
                                                    -------      -------
Effect of Exchange Rate Changes on Cash                   2            8
                                                    -------      -------
Net Increase (Decrease) in Cash                         371          (44)
Cash at Beginning of Period                           2,882          362
                                                    -------      -------
Cash at End of Period                               $ 3,253      $   318
                                                    =======      =======
                         See accompanying notes
                               (unaudited)

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1994

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

Cash Equivalents
- ----------------

   For the purposes of the statements of cash flows, the Company considers all highly liquid cash investments with maturities of three months or less to be cash equivalents.

Inventories
- -----------

   Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include:


                                                    March 31, December 31,
                                                      1994        1993
                                                        (In thousands)

    Raw materials                                    $1,596       $1,702
    Work-in-progress                                  1,153          553
    Finished goods                                      118          101
                                                     ------       ------
                                                     $2,867       $2,356
                                                     ======       ======
Advanced Payments
- -----------------

   Advanced payments included in accrued liabilities total $276,000 at March 31, 1994, and $341,000 at December 31, 1993. The advanced payments may be refundable if the Company does not meet the terms of the order. Revenues related to advanced payments are recognized when the products are shipped.

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1994

Income Taxes
- ------------

   Effective January 1, 1993, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes" which requires an asset and liability approach to financial accounting and reporting for income taxes.

   The significant components of the Company's net deferred income tax liability as of January 1, 1994 were as noted below. The components of the Company's net deferred income tax liability as of March 31, 1994 are not significantly different than those presented below, except that $79,000 of the net operating loss carryforward has been utilized and the valuation allowance has been reduced by the same amount.

                                                            (In thousands)

   Deferred tax liabilities:
      Depreciation                                             $   103
      Domestic International Sales Corp. dividend                   21
                                                               -------
        Total deferred tax liabilities                             124
                                                               -------
   Deferred tax assets:
      Reserves not currently deductible                           (416)
      Foreign tax credits                                         (490)
      Net operating loss carryforwards                            (255)
      Business tax credits                                        (253)
      Other                                                        (21)
                                                               -------
        Total deferred tax assets                               (1,435)
   Valuation allowance                                           1,435
                                                               -------
          Net deferred tax assets                                    -
                                                               -------

   Net deferred tax liability                                  $   124
                                                               =======

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              March 31, 1994

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

                                                          March 31,
                                                      1994          1993
                                                         (In thousands)

   Provision (benefit) at statutory rate              $ 189        $(188)
   Tax benefit of net operating loss
       carryforward                                     (79)           -
    Benefits not recorded due to net loss
       carryforward position                              -          189
   Tax effect of:
      Foreign expenses for which a benefit
        is available                                    (37)           -
      Foreign income taxed at rates less than
        U.S. rate                                        (9)           -
      Foreign tax benefit of net operating
        loss carryforward                               (54)          (1)
   Other                                                  5           (7)
                                                      -----        -----
        Provision (benefit) for income taxes          $  15        $  (7)
                                                      =====        =====

2. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

   The Company maintains a working capital financing agreement with NationsBank of Texas, N.A. Under the agreement, the Company may request loan advances, evidenced by demand notes, up to $2,500,000. Credit availability is limited to 80% of eligible accounts receivable, as defined, of the U.S. Company. Interest is payable monthly at the bank's base rate plus 2 1/2% (8 3/4% at March 31, 1994). There were no balances outstanding at March 31, 1994. The loan is collaterized by the U.S. Company's accounts receivable, inventories, fixed assets and certain other assets. The Company had credit availability of $1,042,000 at March 31, 1994. The agreement provides that if the tangible net worth, as defined, of the U.S. Company is less than $3,000,000, the U.S. Company may not pay dividends or make certain advances or loans without the written approval of the bank and becomes subject to certain other defined restrictions. The agreement limits the Company's annual capital expenditures. The financial requirements of the financing agreement were met at March 31, 1994.

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1994

   The Company's Singapore subsidiary maintains an agreement with a Singapore bank to provide an overdraft facility to the subsidiary of 500,000 Singapore dollars (U.S. $319,000) at the bank's prime rate plus 1% (6 1/4% at March 31, 1994). There were no balances outstanding at March 31, 1994, and amounts utilized under credit commitments totalled $124,000, resulting in credit availability of $195,000 at March 31, 1994. The loan is collateralized by all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank and continuation of the credit facility is at the discretion of the bank.

   The Company's Japanese subsidiary maintained an agreement with a related party of the subsidiary to provide a credit facility to the subsidiary.
The related party of the subsidiary obtained a line of credit from a Japanese bank and made the amount available to the Company. In April 1993, the loan was converted to a term loan payable in monthly installments of $9,900, plus interest paid quarterly. The Company made certain advance payments and the loan was paid in full in March 1994.

   Interest (income) expense, for the periods ended March 31, is presented net as follows:
                                                      1994          1993
                                                         (In thousands)

    Interest expense                                  $   3        $  35
    Interest (income)                                   (18)          (2)
                                                      -----        -----
    Interest (income) expense, net                    $ (15)       $  33
                                                      =====        =====

3.  SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest and income taxes for the periods ended March 31 are as follows:

                                                      1994          1993
                                                         (In thousands)

    Interest                                          $   1        $  46

    Income taxes                                      $   4        $  14

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1994

4.  COMMITMENTS

    The Company leases manufacturing and office facilities under non-cancellable operating lease agreements, expiring through 1998.

    Future minimum rental payments under leases in effect at March 31, 1994 are: 1994 - $872,000; 1995 - $665,000; 1996 - $430,000; 1997 - $305,000;
1998 -$18,000; subsequent to 1998 - None.

    The Company sub-leases manufacturing and office space in its U.S. facility. Future income under the sub-lease will be: 1994 - $81,000 and 1995 - $38,000.

5.  PROVISION FOR RESTRUCTURING

    The Company recorded, in the quarter ended March 31, 1993, a provision for restructuring of its U.S. operations totalling $319,000 related to retirement and severance pay for employees who were terminated in March 1993. The Company recorded restructuring charges of $1,392,000 in 1992. The 1992 amount represents a $1,000,000 provision for closing the Company's Japanese subsidiary and a charge of $392,000 related to downsizing of the Company's UK and Irish operations and downsizing of production capacity for power sources in Singapore and shifting of production to Costa Rica. The charge was related principally to the remaining lease obligations and associated costs at the UK and Singapore facilities, severance liabilities and write-off of fixed assets. The provision for closing the Japanese subsidiary related to estimated losses on disposal of certain assets, severance pay, estimated expenses to be incurred in curtailing operations and settling lease obligations related to the subsidiary's facility.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             March 31, 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

    Management considers cash provided by operations and retained earnings to be primary sources of capital. The Company maintains lines of credit to supplement these primary sources of capital and has leased its major facilities, reducing the need to expend capital on such items. Changes in the Company's financial condition, liquidity, and capital requirements since March 31, 1993 are attributable to significant operating losses through the first quarter of 1993 and a return to profitability in the periods subsequent to the March 1993 quarter. The return to profitability resulted in a significant improvement in the Company's financial condition.
Reduction in expenses related to the restructuring of operations, which was completed in the first quarter of 1993, contributed to the Company returning to profitability. Factors discussed in the management's discussion included in the Company's 1993 Form 10-K are also applicable to operations for the first quarter of 1994 and should be read in conjunction with this discussion.

    Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following chart:

                                     March 31,  December 31,   March 31,
                                       1994         1993         1993

  Working Capital:
   Working Capital (in thousands)     $6,549       $5,846       $2,485
   Current Ratio                     3.6 to 1     3.1 to 1     1.4 to 1
  Equity Ratios:
   Total Liabilities to Equity           0.3          0.4          1.3
   Assets to Equity                      1.3          1.4          2.3
  Profitability Ratios:
   Gross Profit                           48 %         43 %         38 %
   Return on Sales                        10 %          9 %         (8)%
   Return on Assets (Annualized)          19 %         22 %        (18)%
   Return on Equity (Annualized)          25 %         29 %        (42)%

   The Company's financial condition improved significantly during 1993 and the first quarter of 1994. Working capital increased to $6.5 million at March 31, 1994 from $2.5 million at March 31, 1993, and the ratio of current assets to current liabilities increased to 3.6 at March 31, 1994, compared to 1.4 at March 31, 1993. The improvement is attributable to a return to profitability resulting from expense reductions which included reductions in personnel levels and restructuring of operations, reduction in excess leased space and a general reduction in most expense items.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             March 31, 1994

   Net cash provided by operating activities for the quarter ended March
31, 1994 was $510,000, compared with $1.3 million provided by operations in the first quarter of 1993. The principal item contributing to the cash provided by operations in 1994 was net income of $541,000. The principal items contributing to the cash provided by operations in 1993 were decreases in accounts receivable and inventories of $1.0 million and $1.1 million, respectively. Cash provided by operations in 1993 was used to reduce debt by $1.2 million and to reduce accounts payable and accrued liabilities by a total of $1.0 million. The decrease in inventories resulted from shipment of conditioning products in the first quarter of 1993 that were partially completed at December 31, 1992.

   The Company maintains bank lines of credit to provide funds to support changes in liquidity. The Company's total bank debt was $880,000 at March 31, 1993. Cash flow from operations was used to pay off bank debt in 1993. In addition, in 1993 the Company negotiated conversion of a short-term borrowing to a term loan repayable over approximately 3 years. The amount due under the term loan was $381,000 at March 31, 1993 and was paid in full during the quarter ended March 31, 1994. The U.S. Company's working capital line of credit is evidenced by demand notes, and credit availability is limited to 80% of eligible accounts receivable. The Company's Singapore subsidiary has an overdraft facility; continuation of the facility is at the discretion of the bank. The Company could borrow $1.2 million under its lines of credit at March 31, 1994.

   Capital expenditures during the first three months of 1994 and 1993 were $89,000 and $131,000, respectively. Management currently projects that 1994 expenditures may exceed $1.0 million. The lease on the Company's corporate headquarters expires in 1995. The Company will decide during 1994 whether to continue to lease or purchase the existing facility or to relocate to a different facility.

RESULTS OF OPERATIONS

   Three months ended March 31, 1994 compared to three months ended March 31, 1993.

REVENUES

   REVENUES for the 1994 three month period were $5.2 million compared to $6.7 million for the 1993 quarter. Conditioning Products, Conditioning Services and Power Sources revenues decreased $1,292,000, $157,000 and $78,000, respectively.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             March 31, 1994

   Demand for Conditioning Products increased during the 1994 quarter, resulting in an increase in revenues from the sale of burn-in products during the quarter and an increase in backlog in this segment at March 31, 1994, but overall revenues in the Conditioning Products segment declined due to a decrease in the volume of INTERSECT(tm) 30 burn-in and test systems shipped.

   Revenues in the Power Sources segment were $1.5 million for the first quarter of 1994, reflecting a five percent decrease from the first quarter of 1993. The decrease resulted from unit price decreases due to product mix changes.

   Revenues in the Services segment, for the 1994 quarter, were $1.8 million, a decrease of eight percent compared to the 1993 quarter. Revenues related to conditioning services increased at both of the Company's Services facilities due to increased demand resulting in volume increases, but overall the decrease in revenues in this segment is attributable to the Company's Singapore service facility where revenues from the sale of conditioning products to Services customers declined in 1994, due to a decrease in demand.

COSTS AND EXPENSES

   Total costs and expenses for the 1994 quarter, compared to the 1993 quarter and excluding the 1993 provision for restructuring, decreased $2.3 to $4.7 million, compared to the revenue decrease of $1.5 million. Cost of revenues decreased $1.5 million, marketing, general and administrative expenses decreased $804,000 and research and development expenses decreased $7,000.

   The increase in the gross profit from 38% in 1993 to 48% in 1994 is attributable to all business segments and resulted from changes in product mix and cost reductions associated with the restructuring of operations which was completed in the first quarter of 1993.

   The increase in the gross profit in the Conditioning Products segment relates to cost reduction measures implemented throughout 1993, resulting in a decrease in both fixed and variable manufacturing costs.

   The increase in the gross profit in the Services segment is due to volume increases and a significant decrease in revenues from the sale of conditioning products to Services customers. The gross profit on these products is traditionally low due to price competition.

   The increase in the gross profit in the Power Sources segment is attributable to a reduction in manufacturing costs and production efficiencies resulting from shifting production capacity for this segment to Costa Rica and an increase in unit prices for certain products resulting from product mix changes.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             March 31, 1994

   Marketing, general and administrative expenses, for the 1994 quarter, decreased $804,000 in comparison to a $1.5 million decrease in revenues.
A significant portion of the decrease relates to reductions in personnel levels at the Houston facility, for which a restructuring provision was recorded in the first quarter of 1993. Most elements of expenses were reduced throughout 1993 due to stringent expense controls which contributed to the 1994 decrease. Approximately 30% of the decrease results from a decrease in revenue related expenses such as commissions, royalties and installation costs associated with the decrease in INTERSECT(tm) 30 burn-in and test product revenues.

   As noted above, the Company reduced personnel levels at its Houston facility during the first quarter of 1993 and recorded a $319,000 provision for restructuring of operations to cover the termination costs.

   RESEARCH AND DEVELOPMENT costs decreased three percent in 1994 to $235,000.

INTEREST (INCOME) EXPENSE

   The change in net interest reflects a decrease in interest expense and a significant increase in interest income. Interest expense decreased due to payment of all debt balances. Interest income increased due to an increase in investable cash balances.

PROVISION (BENEFIT) FOR INCOME TAXES

   The Company's effective tax rate was 3% in 1994, and an income tax benefit of $7,000 was recorded in 1993 related to the first quarter loss. The Company's effective tax rate differed from the U.S. tax rate of 34% in 1994 due to tax benefits of net operating loss carryforwards, and tax benefits related to expenses incurred in shutting down a foreign subsidiary. The principal reason the Company's effective tax rate varied from the U.S. statutory rate in 1993 was that tax benefits were not available to the U.S. Company due to net operating loss limitations.

                        RELIABILITY INCORPORATED
                            OTHER INFORMATION

                             March 31, 1994


                      PART II.   OTHER INFORMATION


Items 1 through 5.

   Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

    (a) Not applicable.

    (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1994.

                        RELIABILITY INCORPORATED
                               SIGNATURES

                              March 31, 1994



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





RELIABILITY INCORPORATED
      (Registrant)







BY /s/ Larry Edwards
Larry Edwards                                          DATE:  May 11, 1994
President and
Chief Executive Officer




BY /s/ Max T. Langley
Max T. Langley                                         DATE:  May 11, 1994
Sr. Vice President - Finance
and Chief Financial Officer