Form 10-Q
period 1994-06-30
RELIABILITY INC
filed 1994-08-10
CIK 34285

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1994  Commission File Number 1-7378


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

Indicate the number of shares outstanding of each of the issuer's classes for common stock, as of the latest practicable date.

                    4,242,848 -- Common Stock -- No Par Value
                               as of August 10, 1994

                         RELIABILITY INCORPORATED
                                 FORM 10-Q

                             TABLE OF CONTENTS

                               June 30, 1994


                      PART I - FINANCIAL INFORMATION

                                                                  Page No.


Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets
           June 30, 1994 and December 31, 1993                       3-4

         Consolidated Statements of Operations
           and Retained Earnings:
              Six Months Ended June 30, 1994 and 1993                  5
              Three Months Ended June 30, 1994 and 1993                6

         Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1994 and 1993                     7

         Notes to Consolidated Financial Statements                 8-11

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     12-17


                        PART II - OTHER INFORMATION

Item 1.
  through
Item 5.  Not applicable.                                              18

Item 6.  Exhibits and Reports on Form 8-K.                            18

Signatures                                                            19


The information furnished in this report reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

                      PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                         RELIABILITY INCORPORATED
                        CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                  ASSETS

                                                    June 30,    December 31,
                                                      1994          1993

Current Assets:
  Cash                                              $ 1,900       $ 2,882
  Accounts Receivable (Note 2)                        4,903         3,074
  Inventories (Notes 1 and 2)                         3,465         2,356
  Other Current Assets                                  193           314
                                                    -------       -------
    Total Current Assets                             10,461         8,626

Property and Equipment, at Cost (Note 2):
  Machinery and Equipment                            11,260        11,994
  Leasehold Improvements                              2,597         2,543
                                                    -------       -------
                                                     13,857        14,537
  Less Accumulated Depreciation                      11,737        12,280
                                                    -------       -------
                                                      2,120         2,257
Other Assets                                            122           135
                                                    -------       -------
                                                    $12,703       $11,018
                                                    =======       =======


















                          See accompanying notes

                                (unaudited)

                         RELIABILITY INCORPORATED
                        CONSOLIDATED BALANCE SHEETS
                           (In thousands, except
                              for share data)

                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    June 30,    December 31,
                                                      1994          1993

Current Liabilities:
  Accounts Payable                                  $   756       $   524
  Accrued Liabilities (Note 1)                        2,030         2,016
  Current Maturities on Long-Term Debt (Note 2)           -            58
  Income Taxes Payable                                   65            18
  Liability for Restructuring (Note 5)                   10           164
                                                    -------       -------
    Total Current Liabilities                         2,861         2,780

Deferred Income Taxes                                    91           124
Commitments and Contingencies (Note 4)                    -             -

Stockholders' Equity (Note 2):
  Common Stock, Without Par Value;
    20,000,000 Shares Authorized,
    4,242,848 Shares Issued                           5,926         5,926
  Retained Earnings                                   3,825         2,188
                                                    -------       -------
    Total Stockholders' Equity                        9,751         8,114
                                                    -------       -------
                                                    $12,703       $11,018
                                                    =======       =======




















                          See accompanying notes

                                (unaudited)

                         RELIABILITY INCORPORATED
        CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                         Six Months Ended June 30,
                           (In thousands, except
                              per share data)

                                                      1994          1993

Revenues                                            $11,905       $13,292
Costs and Expenses:
  Cost of Revenues                                    6,053         8,035
  Marketing, General and Administrative               3,803         4,231
  Research and Development                              372           393
  Provision for Restructuring (Note 5)                    -           319
                                                    -------       -------
                                                     10,228        12,978
                                                    -------       -------
Operating Income                                      1,677           314
Interest (Income) Expense, Net (Note 2)                 (34)           45
                                                    -------       -------
Income Before Income Taxes                            1,711           269
                                                    -------       -------
Provision (Benefit) for Income Taxes (Note 1):
  Current                                               107           (43)
  Deferred                                              (33)            9
                                                    -------       -------
                                                         74           (34)
                                                    -------       -------
Net Income                                            1,637           303

Retained Earnings (Deficit) Beginning of Period       2,188          (181)
                                                    -------       -------
Retained Earnings End of Period                     $ 3,825       $   122
                                                    =======       =======
Net Income Per Share                                $   .39       $   .07
                                                    =======       =======
















                          See accompanying notes

                                (unaudited)

                         RELIABILITY INCORPORATED
        CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                        Three Months Ended June 30,
                           (In thousands, except
                              per share data)

                                                      1994          1993

Revenues                                            $ 6,680       $ 6,540
Costs and Expenses:
  Cost of Revenues                                    3,343         3,868
  Marketing, General and Administrative               2,064         1,688
  Research and Development                              137           151
                                                    -------       -------
                                                      5,544         5,707
                                                    -------       -------
Operating Income                                      1,136           833
Interest (Income) Expense, Net (Note 2)                 (19)           12
                                                    -------       -------
Income Before Income Taxes                            1,155           821
                                                    -------       -------
Provision (Benefit) for Income Taxes (Note 1):
  Current                                                79           (41)
  Deferred                                              (20)           14
                                                    -------       -------
                                                         59           (27)
                                                    -------       -------
Net Income                                            1,096           848

Retained Earnings (Deficit) Beginning of Period       2,729          (726)
                                                    -------       -------
Retained Earnings End of Period                     $ 3,825       $   122
                                                    =======       =======
Net Income Per Share                                $   .26       $   .20
                                                    =======       =======

















                          See accompanying notes

                                (unaudited)

                         RELIABILITY INCORPORATED
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Six Months Ended June 30,
                              (In thousands)
                                                      1994          1993

Cash Flows from Operating Activities:
  Net Income                                        $ 1,637       $   303
  Adjustments to Reconcile Net Income to
    Net Cash (Used) Provided by Operating
    Activities:
      Depreciation and Amortization                     540           675
      Provision for Inventory Obsolescence               55           112
      Provision for Restructuring                         -           319
      Deferred Income Taxes                             (33)            9
      (Gain) Loss on Disposal of Fixed Assets            (2)          229
      Exchange Loss                                       -           197
  Increase (Decrease) in Operating Cash Flows:
      Accounts Receivable                            (1,829)        1,198
      Inventories                                    (1,164)        2,260
      Refundable Income Taxes                             -           (47)
      Other Assets                                      109           500
      Accounts Payable                                  232        (1,271)
      Accrued Liabilities                                14        (1,222)
      Income Taxes Payable                               47           (34)
      Liability for Restructuring                      (154)         (953)
                                                    -------       -------
        Total Adjustments                            (2,185)        1,972
                                                    -------       -------
    Net Cash (Used) Provided by Operating
      Activities                                       (548)        2,275
                                                    -------       -------
Cash Flows from Investing Activities:
  Expenditures for Property and Equipment              (386)         (312)
  Proceeds from Sale of Equipment                         6             1
                                                    -------       -------
    Net Cash (Used) by Investing Activities            (380)         (311)
                                                    -------       -------
Cash Flows from Financing Activities:
  Net (Payments) Borrowings Under Loan Agreements         -        (2,117)
  Conversion of Notes Payable to Long-Term Debt           -           381
  Payments and Current Maturities on
    Long-Term Debt                                      (58)         (142)
                                                    -------       -------
    Net Cash (Used) by Financing Activities             (58)       (1,878)
                                                    -------       -------
Effects of Exchange Rate Changes on Cash                  4           (77)
                                                    -------       -------
Net Increase (Decrease) in Cash                        (982)            9
Cash at Beginning of Period                           2,882           362
                                                    -------       -------
Cash at End of Period                               $ 1,900       $   371
                                                    =======       =======
                          See accompanying notes
                                (unaudited)

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 1994

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles. For more complete information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

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

Inventories
- -----------

    Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include:


                                                 June 30,     December 31,
                                                   1994          1993
                                                      (In thousands)

    Raw Materials                                 $1,619        $1,702
    Work-in-Progress                               1,355           553
    Finished Goods                                   491           101
                                                  ------        ------
                                                  $3,465        $2,356
                                                  ======        ======
Advanced Payments
- -----------------

    Advanced payments included in accrued liabilities total $17,000 at June 30, 1994 and $341,000 at December 31, 1993. The advanced payments may be refundable if the Company does not meet the terms of the order. Revenues related to advanced payments are recognized when the products are shipped.

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 1994

Income Taxes
- ------------

    Effective January 1, 1993, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes.

    The provision for income taxes includes Federal, foreign, and state income taxes. Deferred income taxes are provided for temporary differences between financial statement and income tax reporting. The differences between the effective rate reflected in the provision (benefit) for income taxes on income before income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% are analyzed below:

                                                            June 30,
                                                        1994       1993
                                                         (In thousands)

    Provision at statutory rate                         $ 582      $  91
    Tax benefit of net operating loss carryforward       (355)      (108)
    Tax effect of:
      Foreign expenses for which a benefit
        is available                                      (37)         -
      Foreign income taxed at rates less
        than U.S. rate                                     (9)        (1)
      Foreign tax benefit of net operating
        loss carryforward                                (103)         -
    Research and development tax credits                  (27)         -
    Other                                                  23        (16)
                                                        -----      -----
        Provision (benefit) for income taxes            $  74      $ (34)
                                                        =====      =====

2.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

    The Company maintains a working capital financing agreement with NationsBank of Texas, N.A. Under the agreement, the Company may request loan advances, evidenced by demand notes, up to $2,500,000. Credit availability is limited to 80% of eligible accounts receivable, as defined, of the U.S. Company. Interest is payable monthly at the bank's base rate plus 2 1/2% (9 3/4% at June 30, 1994). There were no balances outstanding at June 30, 1994. The loan is collateralized by the U.S. Company's accounts receivable, inventories, fixed assets and certain other assets. The Company had credit availability of $665,000 at June 30, 1994. The agreement provides that if the tangible net worth, as defined, of the U.S. Company is less than $3,000,000, the U.S. Company may not pay dividends or make certain advances or loans without the written approval of the bank and becomes subject to certain other defined restrictions. The agreement limits the Company's annual capital expenditures. The financial requirements of the financing agreement were met at June 30, 1994.

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 1994


    The Company's Singapore subsidiary maintains an agreement with a Singapore bank to provide an overdraft facility to the subsidiary of 500,000 Singapore dollars (U.S. $327,000) at the bank's prime rate plus 1% (6 1/2% at June 30, 1994). There were no balances outstanding at June 30, 1994, and amounts utilized under credit commitments totaled $128,000, resulting in credit availability of $199,000 at June 30, 1994. The loan is collateralized by all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank and continuation of the credit facility is at the discretion of the bank.

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

    Interest (income) expense for the periods ended June 30 is presented net as follows:
                                                      1994       1993
                                                       (In thousands)

    Interest expense                                 $    4      $  49
    Interest (income)                                   (38)        (4)
                                                      -----      -----
      Interest (income) expense, net                 $  (34)     $  45
                                                      =====      =====


3.  SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest and income taxes for the periods ended June 30 is as follows:

                                                      1994       1993
                                                        (In thousands)

    Interest                                          $   1      $  70

    Income taxes paid                                 $  24      $  25

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 1994



4.  COMMITMENTS

    The Company leases manufacturing and office facilities under noncancelable operating lease agreements expiring through 1998.

    Future minimum rental payments under leases in effect at June 30, 1994, are: 1994 - $621,000; 1995 - $722,000; 1996 - $436,000; 1997 - $308,000;
1998 - $18,000.

    The Company subleases excess manufacturing and office space in its U.S. facility. Future income under the sublease will be: 1994 - $54,000 and 1995 - $38,000.

5.  PROVISION FOR RESTRUCTURING

    The Company recorded, in the quarter ended March 31, 1993, a provision for restructuring of its U.S. operations totaling $319,000 related to retirement and severance pay for employees who were terminated in March 1993. The Company recorded restructuring charges of $1,392,000 in 1992. The 1992 amount represents a $1,000,000 provision for closing the Company's Japanese subsidiary and a charge of $392,000 related to downsizing of the Company's UK and Irish operations and downsizing of production capacity for power sources in Singapore and shifting of production to Costa Rica. The charge was related principally to the remaining lease obligations and associated costs at the UK and Singapore facilities, severance liabilities and write-off of fixed assets. The provision for closing the Japanese subsidiary related to estimated losses on disposal of certain assets, severance pay, estimated expenses to be incurred in curtailing operations and settling lease obligations related to the subsidiary's facility.

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

    Management considers cash provided by operations and retained earnings to be primary sources of capital. The Company maintains lines of credit to supplement these primary sources of capital and has leased its major facilities, reducing the need to expend capital on such items. Changes in the Company's financial condition, liquidity, and capital requirements since June 30, 1993 are attributable to significant operating losses through the first quarter of 1993 and a return to profitability in the periods subsequent to the March 1993 quarter. The return to profitability resulted in a significant improvement in the Company's financial condition.
Reduction in expenses related to the restructuring of operations, which was completed in the first quarter of 1993, contributed to the Company returning to profitability. Factors discussed in the management's discussion included in the Company's 1993 Form 10-K are also applicable to operations for the first six months of 1994 and should be read in conjunction with this discussion.

Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following chart:

                                    June 30,     December 31,   June 30,
                                      1994          1993          1993
  Working Capital:
    Working Capital (in thousands)   $7,600        $5,846        $3,633
    Current Ratio                   3.7 to 1      3.1 to 1      2.0 to 1
  Equity Ratios:
    Total Liabilities to Equity        0.3           0.4           0.7
    Assets to Equity                   1.3           1.4           1.7
  Profitability Ratios:
    Gross Profit                        49%           43%          40%
    Return on Revenues                  14%            9%           2%
    Return on Assets (Annualized)       26%           22%           6%
    Return on Equity (Annualized)       34%           29%          10%


    The Company's financial condition improved significantly during the latter half of 1993 and first half of 1994. Working capital increased to $7.6 million at June 30, 1994 from $3.6 million at June 30, 1993, and the ratio of current assets to current liabilities increased to 3.7 at June 30, 1994, compared to 2.0 at June 30, 1993. The improvement is attributable to a return to profitability resulting from completing actions related to restructuring of operations during the first quarter of 1993 and expense reductions which included reductions in personnel levels and excess lease space and a general reduction in expenses, resulting in expenses being at levels which are more appropriate for current revenue amounts.

                         RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               June 30, 1994

    Net cash used by operating activities for the six months ended June
30, 1994 was $548,000, contrasted with $2.3 million provided by operations in the 1993 period. The principal items contributing to the cash used by operations in 1994 are increases in accounts receivable and inventories of $1.8 million and $1.2 million, respectively. The increase in accounts receivable resulted from shipment of product with high unit sales prices during the latter part of June, and the inventory change resulted from an increase in work in progress and finished goods inventory related to product that will be shipped in the third quarter of 1994. The principal items contributing to cash provided by operations in 1993 were decreases in accounts receivable and inventories of $1.2 million and $2.3 million, respectively. Cash provided by operations in 1993 was used to reduce debt by $1.9 million and to reduce accounts payable and accrued liabilities by a total of $2.5 million. In addition, the cash provided by operations was used to reduce the liability for restructuring by $953,000.

    The Company maintains bank lines of credit to provide funds to support changes in liquidity. The Company's total bank debt was $324,000 at June 30, 1993. Cash flow from operations was used to pay off bank debt in 1993. In addition, in 1993 the Company negotiated conversion of a short-term borrowing to a term loan repayable over approximately 3 years. The amount due under the term loan was $256,000 at June 30, 1993 and was paid in full during the quarter ended March 31, 1994. The U.S. Company's working capital line of credit is evidenced by demand notes, and credit availability is limited to 80% of eligible accounts receivable. The Company's Singapore subsidiary has an overdraft facility; continuation of the facility is at the discretion of the bank. The Company could borrow $864,000 under its lines of credit at June 30, 1994.

    Capital expenditures during the first half of 1994 and 1993 were $386,000 and $312,000, respectively. Management currently projects that 1994 expenditures may exceed $1.0 million. The lease on the Company's corporate headquarters expires in 1995. The Company will decide during 1994 whether to continue to lease, purchase the existing facility or to relocate to a different facility.

RESULTS OF OPERATIONS

    Six months ended June 30, 1994 compared to six months ended June 30, 1993.

REVENUES

    Revenues for the 1994 six-month period declined $1.4 million to $11.9 million. Conditioning Products and Conditioning Services revenues decreased $1,439,000 and $91,000, respectively, while Power Sources revenues increased $143,000.

                         RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               June 30, 1994

    Revenues from the sale of Conditioning Products totaled $5.2 million in 1994, a decrease of 22% compared to the 1993 period. Revenues from the sale of INTERSECT (tm) 30 burn-in and test systems declined due to a volume decrease. This decline in revenues was offset somewhat by an increase in revenues from the sale of burn-in chambers, resulting in a net decrease in revenues in the segment.

    Revenues in the Power Sources segment were $3.0 million in 1994, reflecting a 5% increase from the 1993 period. The increase resulted from product mix changes and volume increases due to increased demand.

    Revenues in the Services segment for 1994 were $3.7 million, a decrease of 2% compared to the 1993 period. Revenues related to conditioning services increased at both of the Company's Services facilities due to increased volume; the overall decrease in revenues in this segment is attributable to the Company's Singapore service facility where revenues from the sale of conditioning products to Services customers declined in 1994, due to a decrease in demand.

COSTS AND EXPENSES

    Total costs and expenses, excluding the 1993 provision for restructuring, decreased $2.4 million compared to the revenue decrease of $1.4 million. Cost of revenues decreased $2.0 million, marketing, general and administrative expenses decreased $428,000 and research and development expenses decreased $21,000.

    The increase in the gross profit from 40% in 1993 to 49% in 1994 is attributable to all three business segments and resulted from expense reductions, changes in product mix and volume increases in the Power Sources and Services segments.

    The increase in the gross profit in the Conditioning Products segment relates to cost reduction measures implemented throughout 1993, resulting in a decrease in both fixed and variable manufacturing costs, and an increase in the volume of burn-in chambers shipped during 1994.

    The increase in the gross profit in the Services segment is due to a reduction in expenses, volume increases and a decrease in revenues from the sale of conditioning products to Services customers. The gross profit on these products is traditionally low due to price competition.

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

                         RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               June 30, 1994

    Marketing, general and administrative expenses, for the 1994 period, decreased $428,000 in comparison to a $1.4 million decrease in revenues.
A significant portion of the decrease relates to reductions in personnel levels at the Houston facility, for which a restructuring provision was recorded in the first quarter of 1993. Most elements of expenses were reduced throughout 1993 due to stringent expenses controls which contributed to the 1994 decrease. In addition, expenses decreased in the Conditioning Products segment due to a decrease in volume related expenses such as commissions, royalties and installation costs associated with the decrease in INTERSECT 30 burn-in and test product revenues.

    The Company reduced personnel levels at its Houston facility during the first quarter of 1993 and recorded a $319,000 provision for restructuring of operations to cover the termination costs.

    Research and Development costs decreased $21,000 in 1994 to $372,000. The decrease is primarily attributable to a decrease in development costs associated with the INTERSECT 30 burn-in and test system.

INTEREST (INCOME) EXPENSE

    The change in net interest reflects a decrease in interest expense and an increase in interest income. Interest expense decreased due to payment of all debt balances. Interest income increased due to an increase in investable cash balances.

PROVISION (BENEFIT) FOR INCOME TAXES

    The Company's effective tax rate was 4% for the six months ended June 30, 1994, and an income tax benefit of $34,000 was recorded in 1993 related to the income before tax of $269,000. The Company's effective tax rate differed from the U.S. tax rate of 34% in 1994 due to tax benefits and tax credits related to net operating loss carryforwards and tax benefits related to expenses incurred in shutting down a foreign subsidiary. The principal reason the Company's effective tax rate varied from the U.S. statutory rate in 1993 was tax benefits related to a U.S. net operating loss carryforward.

    Three months ended June 30, 1994, compared to three months ended June 30, 1993.

REVENUES

    Revenues for the 1994 three-month period increased $140,000 to $6.7 million. Revenues in the Power Sources and Services segments increased $221,000 and $65,000, respectively and Conditioning Products revenues decreased $146,000.

                         RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              June 30, 1994

    Revenues in the Conditioning Products segment were $3.2 million for the second quarter of 1994 which is a decrease of $146,000 over the second quarter of 1993 and is related to product mix changes. Revenues from the sale of burn-in products declined 8% and revenues from the sale of loader and unloader products also decreased, while revenues from the sale of INTERSECT products increased.

    Revenues in the Power Sources segment were $1.6 million for the second quarter of 1994, reflecting a 16% increase from the second quarter of 1993. Revenues were affected by an increase in unit volume due to increased demand and unit price increases due to product mix changes.

    Revenues in the Services segment for the 1994 quarter were $1.9 million, an increase of 4% compared to the corresponding 1993 quarter. The increase is related to both of the Company's services facilities, as explained in the above discussion related to the six month period ended June 30, 1994. The increase was partially offset, during the 1994 quarter, by a decrease in revenues from the sale of burn-in products to Services customers at the Singapore facility.

    A decline in backlog as of June 30, 1994, in the Conditioning Products segment, compared to March 31, 1994, relates to shipment of INTERSECT products during 1994.

COSTS AND EXPENSES

    Total costs and expenses decreased $163,000 to $5.5 million in comparison to the revenue decrease of $140,000. Cost of revenues decreased $525,000, marketing, general and administrative expenses increased $376,000 and research and development expenses decreased $14,000.

    The increase in the gross profit from 41% in the 1993 quarter to 50% in 1994 is attributable to all business segments. The gross profit in the Conditioning Products segment increased due to changes in product mix and expense reductions. The increase in gross profit in the Power Sources segment is attributable to cost reduction measures and product mix changes as discussed in the above six months discussion. The principal reason for the increase in the gross profit in the Services segment is the fact that conditioning products sold to Services customers decreased as a percent of total revenues in this segment. These products are traditionally sold at a lower gross profit due to price competition.

    Marketing, general and administrative expenses for the 1994 quarter increased $376,000. The increase in expenses is primarily related to an increase in incentive bonus expense which is directly related to net income and an increase in volume related expenses in the Conditioning Products and Power Sources segments due to the increase in revenues.

                         RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               June 30, 1994

    Research and development costs decreased 9% in 1994 to $137,000, due to a decrease in costs related to INTERSECT 30 development.

PROVISION (BENEFIT) FOR INCOME TAXES

    The Company's effective tax rate was 5% for the quarter ended June 30, 1994, and a tax benefit of $27,000 was recorded during the 1993 quarter related to taxable income of $821,000. The factors affecting income taxes for the quarters ended June 30, 1994 and 1993 are the same as those discussed in the above narrative related to income taxes for the six months ended June 30, 1994.

                         RELIABILITY INCORPORATED
                       PART II.   OTHER INFORMATION

                               June 30, 1994


Items 1 through 5.

    Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits:

        Exhibit No.                 Description                 Page No.

            3                  Amended and Restated
                               Bylaws of
                               Reliability Incorporated          20 - 33

    (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1994.

                         RELIABILITY INCORPORATED
                                SIGNATURES

                               June 30, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





RELIABILITY INCORPORATED
      (Registrant)







/s/ Larry Edwards
Larry Edwards                                        DATE:  August 10, 1994
President and
Chief Executive Officer




/s/ Max T. Langley
Max T. Langley                                       DATE:  August 10, 1994
Sr. Vice President - Finance
and Principal Financial Officer