Form 10-Q
period 1994-09-30
RELIABILITY INC
filed 1994-11-09
CIK 34285

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

            For the Quarterly Period Ended September 30, 1994

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

                    4,242,848 -- Common Stock -- No Par Value
                               as of November 9, 1994

                         RELIABILITY INCORPORATED
                                 FORM 10-Q

                             TABLE OF CONTENTS

                            September 30, 1994


                      PART I - FINANCIAL INFORMATION

                                                                  Page No.


Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets
           September 30, 1994 and December 31, 1993                  3-4

         Consolidated Statements of Operations
           and Retained Earnings:
              Nine Months Ended September 30, 1994 and 1993            5
              Three Months Ended September 30, 1994 and 1993           6

         Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1994 and 1993               7

         Notes to Consolidated Financial Statements                 8-11

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     12-17


                        PART II - OTHER INFORMATION

Item 1.
  through
Item 5.  Not applicable.                                              18

Item 6.  Exhibits and Reports on Form 8-K.                            18

Signatures                                                            19


The information furnished in this report reflects all adjustments (none of which were other than normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

                      PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                         RELIABILITY INCORPORATED
                        CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                  ASSETS

                                                  September 30,  December 31,
                                                      1994          1993

Current Assets:
  Cash and Cash Equivalents                         $ 6,292       $ 2,882
  Accounts Receivable (Note 2)                        2,297         3,074
  Inventories (Notes 1 and 2)                         2,186         2,356
  Deferred Tax Assets                                   159             -
  Other Current Assets                                  456           314
                                                    -------       -------
    Total Current Assets                             11,390         8,626

Property and Equipment, at Cost (Note 2):
  Machinery and Equipment                            11,266        11,994
  Leasehold Improvements                              2,606         2,543
                                                    -------       -------
                                                     13,872        14,537
  Less Accumulated Depreciation                      11,918        12,280
                                                    -------       -------
                                                      1,954         2,257
Other Assets                                            124           135
                                                    -------       -------
                                                    $13,468       $11,018
                                                    =======       =======


















                          See accompanying notes

                                (unaudited)

                         RELIABILITY INCORPORATED
                        CONSOLIDATED BALANCE SHEETS
                           (In thousands, except
                              for share data)

                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  September 30, December 31,
                                                      1994          1993

Current Liabilities:
  Accounts Payable                                  $   367       $   524
  Accrued Liabilities (Note 1)                        2,249         2,016
  Current Maturities on Long-Term Debt (Note 2)           -            58
  Income Taxes Payable                                   21            18
  Liability for Restructuring (Note 5)                    -           164
                                                    -------       -------
    Total Current Liabilities                         2,637         2,780

Deferred Tax Liabilities                                 89           124
Commitments and Contingencies (Note 4)                    -             -

Stockholders' Equity (Note 2):
  Common Stock, Without Par Value;
    20,000,000 Shares Authorized,
    4,242,848 Shares Issued                           5,926         5,926
  Retained Earnings                                   4,816         2,188
                                                    -------       -------
    Total Stockholders' Equity                       10,742         8,114
                                                    -------       -------
                                                    $13,468       $11,018
                                                    =======       =======




















                          See accompanying notes

                                (unaudited)

                         RELIABILITY INCORPORATED
        CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                      Nine Months Ended September 30,
                           (In thousands, except
                              per share data)

                                                      1994          1993

Revenues                                            $19,046       $20,531
Costs and Expenses:
  Cost of Revenues                                   10,141        11,857
  Marketing, General and Administrative               5,504         6,150
  Research and Development                              755           663
  Provision for Restructuring (Note 5)                    -           319
                                                    -------       -------
                                                     16,400        18,989
                                                    -------       -------
Operating Income                                      2,646         1,542
Interest (Income) Expense, Net (Note 2)                 (75)           51
                                                    -------       -------
Income Before Income Taxes                            2,721         1,491
                                                    -------       -------
Provision (Benefit) for Income Taxes (Note 1):
  Current                                               287           (35)
  Deferred                                             (194)           25
                                                    -------       -------
                                                         93           (10)
                                                    -------       -------
Net Income                                            2,628         1,501

Retained Earnings (Deficit) Beginning of Period       2,188          (181)
                                                    -------       -------
Retained Earnings End of Period                     $ 4,816       $ 1,320
                                                    =======       =======
Net Income Per Share                                $   .62       $   .35
                                                    =======       =======
















                          See accompanying notes

                                (unaudited)

                         RELIABILITY INCORPORATED
        CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                     Three Months Ended September 30,
                           (In thousands, except
                              per share data)

                                                      1994          1993

Revenues                                            $ 7,141       $ 7,239
Costs and Expenses:
  Cost of Revenues                                    4,088         3,822
  Marketing, General and Administrative               1,701         1,919
  Research and Development                              383           270
                                                    -------       -------
                                                      6,172         6,011
                                                    -------       -------
Operating Income                                        969         1,228
Interest (Income) Expense, Net (Note 2)                 (41)            6
                                                    -------       -------
Income Before Income Taxes                            1,010         1,222
                                                    -------       -------
Provision (Benefit) for Income Taxes (Note 1):
  Current                                               180             8
  Deferred                                             (161)           16
                                                    -------       -------
                                                         19            24
                                                    -------       -------
Net Income                                              991         1,198

Retained Earnings Beginning of Period                 3,825           122
                                                    -------       -------
Retained Earnings End of Period                     $ 4,816       $ 1,320
                                                    =======       =======
Net Income Per Share                                $   .23       $   .28
                                                    =======       =======

















                          See accompanying notes

                                (unaudited)

                         RELIABILITY INCORPORATED
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Nine Months Ended September 30,
                              (In thousands)
                                                      1994          1993

Cash Flows from Operating Activities:
  Net Income                                        $ 2,628       $ 1,501
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating
    Activities:
      Depreciation and Amortization                     809           965
      Provision for Inventory Obsolescence              112           197
      Provision for Restructuring                         -           319
      Change in Deferred Tax
        Assets and Liabilities                         (194)           25
      (Gain) Loss on Disposal of Fixed Assets            (2)          351
      Exchange Loss                                       -           242
  Increase (Decrease) in Operating Cash Flows:
      Accounts Receivable                               777         1,132
      Inventories                                        58         2,701
      Refundable Income Taxes                             -           (29)
      Other Assets                                     (171)          305
      Accounts Payable                                 (157)       (1,195)
      Accrued Liabilities                               233          (802)
      Income Taxes Payable                                3           (53)
      Liability for Restructuring                      (164)       (1,490)
                                                    -------       -------
        Total Adjustments                             1,304         2,668
                                                    -------       -------
    Net Cash Provided by Operating
      Activities                                      3,932         4,169
                                                    -------       -------
Cash Flows Used By Investing Activities:
  Expenditures for Property and Equipment              (538)         (352)
  Proceeds from Sale of Equipment                        63            15
                                                    -------       -------
    Net Cash (Used) by Investing Activities            (475)         (337)
                                                    -------       -------
Cash Flows from Financing Activities:
  Net (Payments) Borrowings Under Loan Agreements         -        (2,443)
  Conversion of Notes Payable to Long-Term Debt           -           381
  Payments and Current Maturities on
    Long-Term Debt                                      (58)         (293)
                                                    -------       -------
    Net Cash (Used) by Financing Activities             (58)       (2,355)
                                                    -------       -------
Effects of Exchange Rate Changes on Cash                 11          (116)
                                                    -------       -------
Net Increase in Cash                                  3,410         1,361
Cash at Beginning of Period                           2,882           362
                                                    -------       -------
Cash at End of Period                               $ 6,292       $ 1,723
                                                    =======       =======
                          See accompanying notes
                                (unaudited)

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 1994

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the periods ended September 30, 1993 have been reclassified to conform to the 1994 presentation.

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

Inventories
- -----------

    Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include:


                                              September 30,   December 31,
                                                   1994          1993
                                                    (In thousands)

    Raw Materials                                 $1,272        $1,702
    Work-in-Progress                                 789           553
    Finished Goods                                   125           101
                                                  ------        ------
                                                  $2,186        $2,356
                                                  ======        ======
Advanced Payments
- -----------------

    Advanced payments included in accrued liabilities total $83,000 at September 30, 1994 and $341,000 at December 31, 1993. The advanced payments may be refundable if the Company does not meet the terms of the order. Revenues related to advanced payments are recognized when the products are shipped.

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 1994

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

                                                         September 30,

                                                        1994       1993
                                                         (In thousands)

    Provision at statutory rate                         $ 925      $ 507
    Tax benefit of net operating loss carryforward       (355)      (219)
    Change in valuation allowance                        (214)         -
    Tax effect of:
      Foreign expenses for which a benefit
        is available                                      (37)      (251)
      Foreign income taxed at rates less
        than U.S. rate                                     (8)       (26)
      Foreign tax benefit of net operating
        loss carryforward                                 (96)         -
    Research and development tax credits                 (167)         -
    Other                                                  45        (21)
                                                        -----      -----
        Provision (benefit) for income taxes            $  93      $ (10)
                                                        =====      =====

2.  FINANCING AGREEMENTS AND LONG-TERM DEBT

    The Company maintains a working capital financing agreement with NationsBank of Texas, N.A. Under the agreement, the Company may request loan advances, evidenced by demand notes, up to $2,500,000. Credit availability is limited to 80% of eligible accounts receivable, as defined, of the U.S. Company. Interest is payable monthly at the bank's base rate plus 2 1/2% (10 1/4% at September 30, 1994). There were no balances outstanding at September 30, 1994. The loan is collateralized by the U.S. Company's accounts receivable, inventories, fixed assets and certain other assets. The Company had credit availability of $617,000 at September 30, 1994.

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             September 30, 1994

    The agreement provides that if the tangible net worth, as defined, of the U.S. Company is less than $3,000,000, the U.S. Company may not pay dividends or make certain advances or loans without the written approval of the bank and becomes subject to certain other defined restrictions. The agreement limits the Company's annual capital expenditures. The financial requirements of the financing agreement were met at September 30, 1994.

    The Company's Singapore subsidiary maintains an agreement with a Singapore bank to provide an overdraft facility to the subsidiary of 500,000 Singapore dollars (U.S. $338,000) at the bank's prime rate plus 1% (6 3/4% at September 30, 1994). There were no balances outstanding at September 30, 1994, and amounts utilized under credit commitments totaled $131,000, resulting in credit availability of $207,000 at September 30, 1994. The loan is collateralized by all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank and continuation of the credit facility is at the discretion of the bank.

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

    Interest (income) expense for the periods ended September 30 is presented net as follows:
                                                      1994       1993
                                                       (In thousands)

    Interest expense                                 $    4      $  55
    Interest (income)                                   (79)        (4)
                                                      -----      -----
      Interest (income) expense, net                 $  (75)     $  51
                                                      =====      =====


3.  SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest and income taxes for the periods ended
September 30 is as follows:

                                                      1994       1993
                                                       (In thousands)

    Interest                                         $    1      $  79

    Income taxes paid                                $  248      $  51

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             September 30, 1994


4.  COMMITMENTS

    The Company leases manufacturing and office facilities under noncancelable operating lease agreements expiring through 1998.

    Future minimum rental payments under leases in effect at September 30, 1994, are: 1994 - $313,000; 1995 - $730,000; 1996 - $442,000; 1997 -
$310,000; 1998 - $18,000.

    The Company subleases excess manufacturing and office space in its U.S. facility. Future income under the sublease will be: 1994 - $27,000 and 1995 - $38,000.

5.  PROVISION FOR RESTRUCTURING

    The Company recorded, in the quarter ended March 31, 1993, a provision for restructuring of its U.S. operations totaling $319,000 related to retirement and severance pay for employees who were terminated in March 1993. The Company recorded restructuring charges of $1,392,000 in 1992.
The 1992 amount represented a $1,000,000 provision for closing the Company's Japanese subsidiary and a net charge of $392,000 related to downsizing of the Company's UK operation and a credit related to closure, in 1991, of an Irish operation and downsizing of production capacity for power sources in Singapore and shifting of production to Costa Rica. The charge was related principally to the remaining lease obligations and associated costs at the UK and Singapore facilities, severance liabilities and write-off of fixed assets. The provision for closing the Japanese subsidiary related to estimated losses on disposal of certain assets, severance pay, estimated expenses to be incurred in curtailing operations and settling lease obligations related to the subsidiary's facility.

                         RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            September 30, 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

    Management considers cash provided by operations and retained earnings to be primary sources of capital. The Company maintains lines of credit to supplement these primary sources of capital and has leased its major facilities, reducing the need to expend capital on such items. Changes in the Company's financial condition, liquidity, and capital requirements since September 30, 1993 are attributable to significant operating losses through the first quarter of 1993 and significant positive cash flow from operations related to a return to profitability in the periods subsequent to the March 1993 quarter. Reduction in expenses related to the restructuring of operations, which was completed in the first quarter of 1993, resulted to the Company returning to profitability and contributed to the improvement in financial condition during 1994. Factors discussed in the management's discussion included in the Company's 1993 Form 10-K are also applicable to operations for the first nine months of 1994 and should be read in conjunction with this discussion.

Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following chart:

                                September 30,  December 31,  September 30,
                                    1994           1993          1993
  Working Capital:
    Working Capital (in thousands)   $8,753        $5,846        $4,881
    Current Ratio                   4.3 to 1      3.1 to 1      2.4 to 1
  Equity Ratios:
    Total Liabilities to Equity        0.3           0.4           0.5
    Assets to Equity                   1.3           1.4           1.5
  Profitability Ratios:
    Gross Profit                        47%           43%           42%
    Return on Revenues                  14%            9%            7%
    Return on Assets (Annualized)       26%           22%           18%
    Return on Equity (Annualized)       33%           29%           28%


    The Company's financial condition improved significantly during the latter half of 1993 and first nine months of 1994. Working capital increased to $8.8 million at September 30, 1994 from $4.9 million at September 30, 1993, and the ratio of current assets to current liabilities increased to 4.3 at September 30, 1994, compared to 2.4 at September 30, 1993. The improvement is attributable to profitability resulting from expense reductions related to restructuring of operations during the first quarter of 1993. Expense reductions included reductions in personnel levels and excess lease space and a general reduction in expenses, resulting in expenses being at levels which are more appropriate for current revenue amounts.

                         RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            September 30, 1994

    Net cash provided by operating activities for the nine months ended September 30, 1994 was $3.9 million, compared with $4.2 million provided by operations in the 1993 period. The principal items contributing to the cash provided by operations in 1994 are net income of $2.6 million, depreciation and amortization and a decrease in accounts receivable. The decrease in accounts receivable resulted from low revenues in the Conditioning Products segment in the months of August and September 1994. Significant items contributing to cash provided by operations in 1993 were decreases in accounts receivable and inventories of $1.1 million and $2.7 million, respectively. Cash provided by operations in 1993 was used to reduce debt by $2.4 million and to reduce accounts payable and accrued liabilities by a total of $2.0 million. In addition, the cash provided by operations was used to reduce the liability for restructuring by $1.5 million.

    The Company maintains bank lines of credit to provide funds to support changes in liquidity. The Company's total bank debt was $11,000 at September 30, 1993. Cash flow from operations was used to pay off bank debt in 1993. In addition, in 1993, the Company negotiated conversion of a short-term borrowing to a term loan repayable over approximately 3 years. The amount due under the term loan was $93,000 at September 30, 1993 and the loan was paid in full during the quarter ended March 31, 1994. The U.S. Company's working capital line of credit is evidenced by demand notes, and credit availability is limited to 80% of eligible accounts receivable. The Company's Singapore subsidiary has an overdraft facility; continuation of the facility is at the discretion of the bank. The Company could borrow $824,000 under its lines of credit at September 30, 1994.

    Capital expenditures during the first nine months of 1994 and 1993 were $538,000 and $352,000, respectively. Management currently projects that 1994 expenditures may exceed $1.0 million. The lease on the Company's corporate headquarters expires in 1995. The Company will decide during 1994 whether to continue to lease or purchase the existing facility or to relocate to a different facility.

  A decline in backlog as of September 30, 1994, compared to June 1994, relates to the Conditioning Products and Power Sources segments and results from a decrease in demand for Conditioning Products and volume and unit price decreases in the Power Sources segment. These changes in demand are forecasted to affect operations in the fourth quarter of 1994 and first quarter of 1995. Consolidated revenues for the fourth quarter could decline below the $5.0 million level resulting in a small loss for the quarter. Based on information currently available, management projections indicate a modest increase in revenues in the first quarter of 1995 followed by a return to more normal levels.

                         RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            September 30, 1994

RESULTS OF OPERATIONS

  Nine months ended September 30, 1994 compared to nine months ended September 30, 1993.

REVENUES

    Revenues for the 1994 nine-month period declined $1.5 million to $19.0 million. Conditioning Products revenue decreased $1,951,000 while Conditioning Services and Power Sources revenues increased $407,000 and $59,000, respectively.

    Revenues from the sale of Conditioning Products totaled $8.8 million in 1994, a decrease of 18% compared to the 1993 period. Revenues from the sale of INTERSECT (tm) 30 burn-in and test systems declined due to a volume decrease. The decline in revenues was offset somewhat by an increase in revenues from the sale of burn-in chambers, resulting in a net decrease in revenues in the segment. The changes in revenues in this segment were related to changes in demand.

    Revenues in the Power Sources segment were $4.3 million in 1994, reflecting a 1% increase from the 1993 period. The increase resulted from product mix changes and volume increases due to increased demand, reduced by volume and unit price decreases in the third quarter of 1994.

    Revenues in the Services segment for 1994 were $5.9 million, an increase of 7% compared to the 1993 period. Revenues related to Conditioning Services increased at both of the Company's Services facilities due to volume increases; the increase in revenues in this segment is reduced somewhat by a decline during the first half of 1994, in revenues from the sale of conditioning products to Services customers, due to a decrease in demand.

COSTS AND EXPENSES

    Total costs and expenses, excluding the 1993 provision for restructuring, decreased $2.3 million compared to the revenue decrease of $1.5 million. Cost of revenues decreased $1.7 million, marketing, general and administrative expenses decreased $646,000 and research and development expenses increased $92,000.

    The increase in the gross profit from 42% in 1993 to 47% in 1994 is attributable to all three business segments and resulted from expense reductions, changes in product mix and volume increases in the Power Sources and Services segments.

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

                            September 30, 1994

    The increase in the gross profit in the Services segment is due to a reduction in expenses, volume increases and a decrease in revenues from the sale of conditioning products to Services customers. The gross profit on these products is traditionally low due to price competition.

    The increase in the gross profit in the Power Sources segment is attributable to a reduction in manufacturing costs and production efficiencies resulting from shifting production capacity for this segment to Costa Rica and an increase in unit prices, during the first six months of 1994, for certain products resulting from product mix changes.

    Marketing, general and administrative expenses, for the 1994 period, decreased $646,000 in comparison to a $1.5 million decrease in revenues.
A significant portion of the decrease relates to reductions in personnel levels at the Houston facility, for which a restructuring provision was recorded in the first quarter of 1993. Most elements of expenses were reduced throughout 1993 due to stringent expenses controls which contributed to the 1994 decrease. In addition, expenses decreased in the Conditioning Products segment due to a decrease in volume related expenses, such as commissions, royalties and installation costs associated with the decrease in INTERSECT 30 burn-in and test product revenues.

    Research and Development costs increased $92,000 in 1994 to $755,000. The increase is primarily attributable to an increase in costs associated with a project to develop a new model burn-in and test system.

    The Company reduced personnel levels at its Houston facility during the first quarter of 1993 and recorded a $319,000 provision for restructuring of operations to cover the termination costs.

INTEREST (INCOME) EXPENSE

    The change in net interest reflects a decrease in interest expense and an increase in interest income. Interest expense decreased due to payment of all debt balances. Interest income increased due to an increase in investable cash balances and an increase in interest rates.

PROVISION (BENEFIT) FOR INCOME TAXES

    The Company's effective tax rate was 3% for the nine months ended September 30, 1994, and an income tax benefit of $10,000 was recorded in 1993 related to the income before tax of $1,491,000. The Company's effective tax rate differed from the U.S. tax rate of 34% in 1994 due to tax benefits and tax credits related to net operating loss carryforwards and tax benefits related to expenses incurred in shutting down a foreign subsidiary and a tax benefit related to a change in the deferred tax valuation allowance. The principal reason the Company's effective tax rate varied from the U.S. statutory rate in 1993 was tax benefits related to a U.S. net operating loss carryforward and a U.S. tax benefit related to expenses associated with the shut-down of foreign operations.

                         RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            September 30, 1994

    Three months ended September 30, 1994, compared to three months ended September 30, 1993.

REVENUES

    Revenues for the 1994 three-month period decreased $98,000 to $7.1 million. Revenues in the Services segments increased $498,000 while Conditioning Products and Power Sources revenues decreased $512,000 and $84,000, respectively.

    Revenues in the Conditioning Products segment were $3.7 million for the third quarter of 1994 which is a decrease of $512,000 over the third quarter of 1993. The decrease is related to product mix changes. Revenues from the sale of burn-in products increased while revenues from the sale of loader and unloader products decreased. Revenues from the sale of INTERSECT products also decreased. The changes reflect changes in demand for capital equipment required by the Company's customers.

    Revenues in the Power Sources segment were $1.25 million for the third quarter of 1994, reflecting a 6% decrease from the third quarter of 1993. Revenues were affected by an increase in unit volume due to increased demand which was offset by the effect of volume and unit price decreases, in the third quarter of 1994, resulting from price competition.

    Revenues in the Services segment for the 1994 quarter were $2.2 million, an increase of 29% compared to the corresponding 1993 quarter. The increase is related to both of the Company's Services facilities and is attributable to volume increases and a significant increase, during the 1994 quarter, in revenues from the sale of burn-in products to Services customers at the Singapore facility.

COSTS AND EXPENSES

    Total costs and expenses increased $161,000 to $6.2 million in comparison to the revenue decrease of $98,000. Cost of revenues increased $266,000, marketing, general and administrative expenses decreased $218,000 and research and development expenses increased $113,000.

    The decrease in the gross profit from 47% in the 1993 quarter to 43% in 1994 is attributable to the Conditioning Products and Conditioning Services segments. The gross profit in the conditioning products segment decreased due to product mix changes. The principal reason for the decrease in the gross profit in the Services segment is the fact that Conditioning Products sold to Services customers increased as a percent of total revenues during the quarter. These products are traditionally sold at a lower gross profit due to price competition. Gross profit in the Power Sources segment increased and is attributable to cost reduction measures as discussed in the above nine months discussion.

                         RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            September 30, 1994

    Marketing, general and administrative expenses for the 1994 quarter decreased $218,000. The decrease in expenses is primarily related to a decrease in volume related expenses in the Conditioning Products and Power Sources segments due to the decrease in revenues.

    Research and development costs increased 42% in 1994 to $383,000, for the reasons discussed in the above narrative for the nine months period.

INTEREST (INCOME) EXPENSE

    The change in net interest is explained in the above narrative for the nine month period.

PROVISION (BENEFIT) FOR INCOME TAXES

    The Company's effective tax rate was 2% for the quarters ended September 30, 1994 and 1993. The factors affecting income taxes for the quarters ended September 30, 1994 and 1993 are the same as those discussed in the above narrative related to income taxes for the nine months ended September 30, 1994.

                         RELIABILITY INCORPORATED
                       PART II.   OTHER INFORMATION

                            September 30, 1994


Items 1 through 5.

    Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

    (a) Not applicable.

    (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1994.

                         RELIABILITY INCORPORATED
                                SIGNATURES

                            September 30, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





RELIABILITY INCORPORATED
      (Registrant)







/s/ Larry Edwards
Larry Edwards                                        DATE:  November 9, 1994
President and
Chief Executive Officer




/s/ Max T. Langley
Max T. Langley                                       DATE:  November 9, 1994
Sr. Vice President - Finance
and Principal Financial Officer