Form 10-K
period 1994-12-31
RELIABILITY INC
filed 1995-03-20
CIK 34285

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                          ----------------------
                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                             ----------------

For the fiscal year ended December 31, 1994    Commission file number 1-7378


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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   x
                                         -----







10k95.wp1                            1

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within 60 days prior to the date of filing.

    $7,067,569, based on the last trade price as reported on The Nasdaq Stock Market System on February 17, 1995.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

  Common Stock, no par value per share                 4,242,848
            (title of class)               (number of shares outstanding)

                          as of February 17, 1995
                          -----------------------


                    Documents Incorporated by Reference

    Listed hereunder are the documents incorporated by reference and the Part of the Form 10-K into which such documents are incorporated:

Part III...........................  Proxy Statement for the 1995 Annual
                                     Meeting of Shareholders of the
                                     Registrant (to be filed within 120
                                     days of the close of the registrant's
                                     fiscal year)

                         RELIABILITY INCORPORATED
                              1994 FORM 10-K

                             TABLE OF CONTENTS



                                  PART I
                                                                    Page

Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . .    4
Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . .   11
Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .   12
Item 4.  Submission of Matters to a Vote of Security Holders . . .   12
Item 4A. Executive Officers of the Registrant. . . . . . . . . . .   12

                                  PART II

Item 5.  Market for the Registrant's Common Stock and
           Related Stockholder Matters . . . . . . . . . . . . . .   13
Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . .   14
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . .   15
Item 8.  Consolidated Financial Statements and
           Supplementary Data. . . . . . . . . . . . . . . . . . .  F-1
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure . . . . . . . . . .   20

                                 PART III

Item 10.   Part III is omitted as the Company will file a
Item 11.     Proxy Statement for the 1995 Annual Meeting of
Item 12.     Shareholders as indicated in this report. . . . . . .   20
Item 13.
                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K . . . . . . . . . . . . . . . . . .   20
         Signatures. . . . . . . . . . . . . . . . . . . . . . . .   21

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

    The following table shows the subsidiaries of the Company as of the date of this report:

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

    The Company's business was started in 1971 when substantially all of the assets of a testing laboratory owned by Texas Instruments Incorporated were acquired by Reliability, Inc. Reliability, Inc. was not at the time owned by the Registrant. The Registrant, in 1974, acquired Reliability, Inc. and began providing conditioning and testing services. In 1984, this separate company was merged into Reliability Incorporated. Reliability Singapore Pte Ltd. began operations during 1978 and provides conditioning services and manufactures certain conditioning products at a facility in Singapore. Reliability Singapore also manufactured power sources until 1993, when its power sources manufacturing operations were transferred to Costa Rica. RICR de Costa Rica, S.A. began operating in 1990, and manufactures and sells power sources.

    The companies described in this paragraph have discontinued operations and have been dissolved. Reliability Nederland B.V. began operations in 1974 in the Republic of Ireland and manufactured power sources until 1991, when the company permanently closed the facility in Ireland. Reliability Nederland B.V. was chartered in the Netherlands and also functioned as a holding company for certain of the Company's foreign subsidiaries until December 1993, when it was dissolved, at which time subsidiaries owned by Reliability Nederland B.V. became subsidiaries of the Company. Reliability Europe Ltd. was incorporated in England in 1984 to serve as a sales representative and product demonstration facility for the Company in Europe; from 1988 to 1990 it also manufactured conditioning systems. In 1992, this company ceased operations completely. Reliability International, Inc., a

U.S. Virgin Islands corporation, was incorporated in 1984 as a foreign sales corporation and ceased operations on December 31, 1992. Reliability Japan Incorporated, located in Tokyo, Japan, was incorporated in 1987 and served as a sales and technology center for conditioning and testing systems which were manufactured by the Company. Operations of the Japanese subsidiary were discontinued during 1993, and the subsidiary was dissolved in 1994.

    The Company operates in three industry segments as discussed below.

    CONDITIONING AND TESTING PRODUCTS. ("Conditioning Products") Under current semiconductor technology and manufacturing processes, manufacturers are unable to produce batches of ICs consistently which are completely free of defects. An IC may be defective at the time it is produced, or it may have a latent defect which permits it to operate according to specifications for a period of time but eventually causes it to fail. An IC with such a defect will almost always fail during the first 500 to 1,000 hours of normal use. Accordingly, it has become customary to "condition" ICs, i.e., to subject them, during a relatively short period of time, to controlled stresses which simulate the first several hundred hours of operation in an effort to uncover defects. Such stresses may include maximum rated temperature, voltage and electrical signals and are also commonly referred to as "burn-in". Following conditioning, an IC is tested to determine whether it operates as intended. There are two general types of electrical tests to which an IC may be subjected. Parametric testing determines whether the electrical characteristics of the IC fall within certain specified limits. Functional testing determines whether the IC performs its specified function. The Company's products condition and functionally test ICs.

    The Company manufactures conditioning systems which are marketed under the names CRITERIA(R) and TITAN(tm); these products can perform most burn-in conditioning processes, but they do not test the ICs during conditioning. CRITERIA systems were originally designed for internal use in the Company's test labs ("TLs") but, since 1974, these systems have been sold to outside customers.

    Conditioning systems generally are used on new IC production lines, but may also be added to existing production lines. There are several different models within the product lines, each with a different capacity and conditioning capability. The CRITERIA models condition relatively large numbers of similar ICs at one time. The TITAN burn-in products provide wide range flexibility to users with relatively small quantities and multiple types of ICs to be conditioned. The TITAN products are designed primarily for IC users, but may also be used by IC manufacturers. CRITERIA products are usually purchased by companies that manufacture large volumes of similar ICs, but they are also purchased by companies that use ICs.

    The Company manufactures, under the trade name INTERSECT(tm), systems which functionally test ICs during conditioning. This represents a difference in the way most ICs are tested. Most functional testing is performed sequentially, that is, one IC is tested at a time after the IC is conditioned; INTERSECT systems perform parallel functional testing, a process by which more than one IC is tested at a time. INTERSECT systems test ICs during the conditioning process, resulting in substantial time savings. INTERSECT systems are computer controlled for high volume burn-in and testing of semiconductor devices. The Company's INTERSECT systems can vary in their capacities and testing capabilities.

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

    The Company specializes in the one watt to twenty-five watt DC-DC converter market and manufactures a wide range of power sources classified into various product series. The Company introduced its initial product series, the V-PAC(R), in 1972. The V-PAC is a DC-DC converter compatible with electronic equipment assembly operations. The Company also manufactures the Z-PAC(R), which is a high efficiency DC-DC power source, the S-PAC(tm), a smaller one watt unit which is similar to the V-PAC, the TELCOM-PAC(R) and the ISDN-PAC(tm), which are power sources designed for the telecommunications industry, and the LAN, a power source designed to operate with Local Area Network computer applications.

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

    (i) PRINCIPAL PRODUCTS. Information as to the principal products and services of the Company is given in part (a) of this Item 1. The
Conditioning Products segment of the Company's business is the dominant segment. The following table sets forth the percentage of the Company's total revenues by business segment:

                                                    Years Ended December 31,
                                                     -----------------------
Business Segment                                      1994    1993    1992
- ----------------                                      ----    ----    ----
Conditioning Products                                  43%     53%     54%
Services                                               34      27      24
Power Sources                                          23      20      22
                                                      ---     ---     ---
  Total revenues                                      100%    100%    100%
                                                      ===     ===     ===

    Reference is made to Note 2 of the Company's Consolidated Financial Statements for additional information.

    (ii) NEW PRODUCTS. During 1994, Reliability began development of the Criteria 18-HD(tm) (C-18-HD High Dissipation Burn-in System). This burn-in system will allow a user to control a heat load of up to 15,000 watts of energy in an economically sized system without having to use chilled water as a cooling mechanism. This feature will also allow users to reduce significantly the amount of floor space required when performing burn-in of high power logic devices, such as the newer microprocessors being introduced into the marketplace.

    Reliability also introduced a burn-in and test system known as RK-94(tm), which is a moderate performance system designed for the Asia market for production memory burn-in and test of 16 and 64 Meg DRAMs. The Company has received an order for this system and delivery is scheduled in the first quarter of 1995.

    Also during 1994, the Company introduced a lower cost version of the Intersect 30 burn-in test system called the Intersect 2000 ("I2000"(tm)). This system will enable users to perform test during burn-in of 16 and 64 Meg RAMs.

    During 1994, Reliability completed development of the INNOVATION(r) 2000 which further enhances the RI Automatic Loader/Unloader product line. The INNOVATION 2000 provides additional automation features such as device media and burn-in board handling. These additional features improve productivity by providing continuous and unattended device loading and unloading for approximately forty-five minutes, allowing one operator to handle multiple machines or operations.

    The Company, during 1994, continued to develop the use of surface mount technology in the process of manufacturing power source products. Surface mount technology removes the human element from certain manufacturing processes thereby enhancing the reliability of the power sources. The technology also enables products to be assembled in smaller packages and therefore provides higher power output from smaller units. The Company introduced, in 1994, a new series of wide input range 10 to 25 watt DC-DC converters, increasing the number of higher wattage units in the product line.

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

    (iv) PATENTS, TRADEMARKS. The Company has patents and pending patent applications in the United States and certain other countries which cover key components of the CRITERIA and INTERSECT systems and certain other conditioning and testing products.

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

    The Company also considers its patents covering a method of IC extraction during the process of unloading burn-in boards and a patent for a floating head mechanism related to the loading of ICs onto burn-in boards to be significant. These patents expire in 2001 and 2005, respectively. Patents with respect to the floating head mechanism have also been granted in certain European countries and expire in 2008.

    The Company believes that its other patents and patent applications are useful, but their loss would not be material to the business of the Company. The Company believes that the rapidly changing technology in the electronics industry makes the Company's future success dependent more on the quality of its products, services and performance, the technical skills of its personnel, and its ability to adapt to the changing technological environment than upon any patents which it has or may be able to obtain.

    The Company has certain trademarks which are registered with the U.S. Patent & Trademark Office for use in connection with its products and services, including "ri (plus design)", "RELIABILITY", "CRITERIA", "V-PAC", "Z-PAC", "INNOVATION", "TELCOM-PAC" and "RI STINGRAY". In addition, the Company uses certain other trade names which are not presently registered, including "TITAN", "INTERSECT", "INTERACT", "INTERNET", "EX-SERT", "UNLOADER", "S-PAC", "ISDN-PAC", "RK-94", "CRITERIA 18-HD" and "RI Automatic Loader/Unloader" and others not listed here which are used less frequently.

    The Company has in the past and will in the future vigorously protect all of its patents and trademarks as well as its other proprietary rights.

    (v) SEASONALITY. The Company's business is not seasonal, but is cyclical depending on the electronics manufacturing and semiconductor industries.

    (vi) WORKING CAPITAL. The Company finances its inventory and other working capital needs out of internally generated funds and has in the past used periodic borrowings to finance its inventory needs. A subsidiary of the Company has a short-term credit facility on which the subsidiary could draw additional funds as of December 31, 1994. Reference is made to Note
3 of the Company's Consolidated Financial Statements for additional information as to the credit agreement under which working capital is or could be available if required.

    (vii) MAJOR CUSTOMERS. In 1994 and 1993, four customers accounted for 71% and 73% of the Company's consolidated revenues. The four customers are Intel Corporation, International Business Machines Corporation, Mitsubishi Semiconductor America, Inc. and Texas Instruments Incorporated. In 1994 and 1993, two of the customers accounted for approximately 50% and 47% and 45% and 52% of revenues, respectively, in the Services segment. In addition, in 1994 and 1993 two other customers accounted for 63% and 24% and 46% and 44% of revenues, respectively, in the Conditioning Products segment. Note
2 to the Company's Consolidated Financial Statements discloses information concerning customers that accounted for more than 10% of consolidated revenues. The Company believes that its relationships with its customers are good. In the Conditioning Products and Power Sources segments, decreased business from one customer may be replaced by new or increased business from other customers, but there is no assurance that this will occur. The loss of a major customer or a significant reduction in orders from a major customer and the failure of the Company to obtain other sources of revenue could have a material adverse impact on the Company.

    (viii) BACKLOG. The following table sets forth the Company's backlog at the dates indicated:
                                                             December 31,
                                                            -------------
Business Segment                                             1994    1993
- ----------------                                             ----    ----
                                                            (In thousands)

Conditioning Products                                      $2,951   $3,653
Services                                                      337      649
Power Sources                                                 454    1,022
                                                           ------   ------
  Total                                                    $3,742   $5,324
                                                           ======   ======

    Backlog for sales of Conditioning Products and Power Sources represents orders for delivery within twelve months from the date on which backlog is reported. Backlog for Services represents orders for services where the ICs to be conditioned have been delivered to the Company and orders for Conditioning Products that are directly related to providing services to customers. The Company's backlog as of December 31, 1994, is believed to be firm, although portions of the backlog are not subject to legally binding agreements.

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

    The primary areas of competition for the Company's Services are price, service level and geographic location. The Singapore TL provides services to a major IC manufacturer in Singapore and to companies in southeast Asia that manufacture and use ICs, and the Durham TL provides services to a major IC manufacturer in the Research Triangle area of North Carolina.

    (xi) RESEARCH. The demand of the semiconductor industry for increasingly complex and sophisticated equipment results in the Company's continuing development of new products and review and modification of its existing products to adapt to technology changes in the industry. The Company also focuses on the development of peripheral equipment and options for its CRITERIA, INTERSECT and other product lines. In 1994, 1993 and 1992, the Company spent $1,054,000, $889,000 and $2,639,000, respectively, on research and development activities. Substantially all of the Company's research and development resources during 1992, were devoted to an INTERSECT 30 project and other conditioning products. The Company completed development of the INTERSECT 30 in 1992. Other developmental projects, which are primarily related to the Conditioning Products segment, were undertaken in 1993 and 1994.

    (xii) ENVIRONMENTAL MATTERS. The business of the Company is not expected to be affected by zoning, environmental protection, or other similar laws or ordinances.

    (xiii)  EMPLOYEES.  On December 31, 1994, the Company had 376 employees.

    Continued growth of the Company is dependent upon the Company's ability to attract and retain its technical staff and skilled employees. During recent years, the Company has experienced a low turnover rate among its U.S. employees. Due to the low unemployment rates in Singapore and Costa Rica, turnover at Company facilities in these countries has been high.

    (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. See Note 2 to the Company's Consolidated Financial Statements for a table showing information about foreign and domestic operations of the Company for the last three years.

Item 2.     Properties

    The corporate headquarters of the Company are located in a 131,000 square foot facility on a seven acre tract of land in Park 10, an office and industrial park on Interstate Highway 10 located on the west side of Houston. The Company occupies 99,000 square feet in the facility and the remaining 32,000 square feet has been sub-leased. This facility also includes manufacturing operations for conditioning products and research and development activities. The lease for this facility is scheduled to expire in 1995. In January 1995, the Company entered into an agreement to purchase the facility as explained in Note 10 to the Consolidated Financial Statements.

    A subsidiary of the Registrant occupies 18,200 square feet of leased space in Singapore. The Singapore facility is devoted to a TL and manufacture of burn-in boards. The Durham TL is located in 15,300 square feet of leased space in North Carolina. A subsidiary of the Registrant occupies 18,900 square feet of leased space in San Jose, Costa Rica. The plant in Costa Rica manufactures and sells power sources. See Note 7 to the Company's Consolidated Financial Statements.

Item 3.     Legal Proceedings.

            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

            Not applicable.

Item 4A.    Executive Officers of the Registrant.

      The following table sets out certain information regarding each executive officer of the Company:

                                   Officer of
                                   Reliability      Position currently
                                  Incorporated          held with
           Name              Age      Since      Reliability Incorporated
           ----              ---  ------------   ------------------------

Larry Edwards                53       1981       President and Chief
                                                   Executive Officer
Max T. Langley               48       1978       Senior Vice President and
                                                   Chief Financial Officer/
                                                   Secretary/Treasurer
Robert W. Hildenbrand, Jr.   46       1984       Vice President
J.E. (Jim) Johnson           49       1984       Vice President
James M. Harwell             40       1993       Vice President
Paul Nesrsta                 38       1993       Vice President

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

                                  PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters.

    The Common Stock of Reliability trades on The Nasdaq Stock Market under the stock symbol REAL. The high and low last trade prices for 1994 and 1993, as reported by The Nasdaq Stock Market, are set forth below. These quotations represent prices between dealers without retail mark-up, mark-down, or commission, and do not necessarily reflect actual transactions.

                                         First   Second    Third   Fourth
                                        Quarter  Quarter  Quarter  Quarter
                                        -------  -------  -------  -------

1994
- ----
  High                                   $4.13    $4.25    $4.25    $3.63
  Low                                     2.88     2.88     3.38     1.88

1993
- ----
  High                                   $2.50    $1.28    $4.88    $5.63
  Low                                      .81      .69      .94     2.50

    The Company paid no dividends in 1994 or 1993. The Company intends to retain any earnings for use in its business and therefore does not anticipate paying dividends in the foreseeable future.

    Reliability had approximately 885 shareholders of record as of February 17, 1995.

Item 6.     Selected Financial Data.

    The following table sets out certain selected financial data for the years indicated:
                                         Years Ended December 31,
                                    ------------------------------------
                                   1994     1993    1992    1991     1990
                                  ------   ------  ------  ------   ------
                                    (In thousands, except per share data)

Revenues                         $23,427  $27,022 $31,413 $29,612  $34,311
Costs and expenses:
  Operating costs                 20,847   24,269  32,587  32,617   38,499
  Provision for restructuring          -      288   1,392   1,000        -
  Interest (income) expense, net    (154)      43     125      83       78
                                  ------   ------  ------  ------   ------
    Total costs and expenses      20,693   24,600  34,104  33,700   38,577
                                  ------   ------  ------  ------   ------
Income (loss) before
  income taxes                     2,734    2,422  (2,691) (4,088)  (4,266)
Provision (benefit) for
  income taxes                        89       53     (46)    101     (543)
                                  ------   ------  ------  ------   ------
Net income (loss) (1)            $ 2,645  $ 2,369 $(2,645)$(4,189) $(3,723)
                                  ======   ======  ======  ======   ======
Average shares outstanding         4,243    4,243   4,243   4,242    4,213
                                  ======   ======  ======  ======   ======
Net income (loss) per share (1)  $   .62  $   .56 $  (.62)$  (.99) $  (.88)
                                  ======   ======  ======  ======   ======
Dividends per share              $   .00  $   .00 $   .00 $   .00  $   .00
                                  ======   ======  ======  ======   ======
Total assets                     $13,284  $11,018 $14,693 $13,615  $17,320
Working capital                    8,854    5,846   2,413   4,298    6,661
Property and equipment, net        1,925    2,257   3,312   3,758    5,810
Stockholders' equity              10,759    8,114   5,745   8,390   12,564

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    FINANCIAL CONDITION.

    Management considers cash provided by operations and retained earnings to be primary sources of capital. The Company maintained lines of credit, through the fourth quarter of 1994, to supplement these primary sources of capital and has leased its major facilities, reducing the need to expend capital on such items. Improvements in the Company's financial condition and liquidity and changes in capital requirements during the three year period ended December 31, 1994 are related to significant operating losses through the first quarter of 1993 and a return to profitability in the periods subsequent to the March 1993 quarter. The return to profitability resulted in a significant improvement in the Company's financial condition during the latter part of 1993 and in 1994. A reduction in expenses related to the restructuring of various operations, which was completed in the first quarter of 1993, contributed to the Company returning to profitability and to the significant improvement in the Company's financial condition.

    Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following chart:

                                              1994      1993       1992
                                            -------   --------   -------
Working capital:
  Working capital
    (thousands of dollars)                  $ 8,854    $ 5,846   $ 2,413
  Current ratio                            4.7 to 1   3.1 to 1  1.3 to 1
Profitability ratios:
  Gross profit                                   46%        43%       42 %
  Return on revenues                             11%         9%       (8)%
  Return on assets                               20%        22%      (18)%
  Return on equity                               25%        29%      (46)%
Equity ratios:
  Total liabilities to equity                   0.2        0.4       1.6
  Assets to equity                              1.2        1.4       2.6

    The Company's financial condition improved significantly during 1994. Working capital increased to $8.9 million at December 31, 1994, from $5.8 million at December 31, 1993, and the ratio of current assets to current liabilities increased to 4.7 at the end of 1994, compared to 3.1 at the end of 1993. The improvement is related to the positive effects of cash provided by operating activities in 1993 and 1994. Profitability resulting from expense reductions related to restructuring of operations during the first quarter of 1993 contributed significantly to cash provided by operating activities in 1993 and 1994. Expense reductions in 1992, 1993 and 1994, included reductions in personnel levels and excess lease space and a general reduction in expenses, resulted in expenses being at levels which are more appropriate for current revenue amounts.

    Net cash provided by operating activities was $3.9 million in 1994 and $5.2 million in 1993. The principal items contributing to the cash provided by operations in 1994 are net income of $2.6 million, depreciation and amortization of $1.1 million, and a decrease in accounts receivable resulting from a decrease in revenues. A significant portion of the cash provided by operations during 1994 was invested in interest bearing short-term investments. The principal items contributing to the cash provided by operations in 1993 are net income of $2.4 million, depreciation and amortization of $1.3 million, and decreases in accounts receivable and inventories. Cash provided by operations was used to reduce debt under financing agreements by $2.4 million in the 1993 period. Cash flows from operations were also used to reduce accounts payable and accrued liabilities by a total of $2.3 million and provided cash of $1.7 million which was used to substantially complete restructuring of operations. The decrease in inventories in 1993 resulted from shipment of conditioning products in the first quarter of 1993 that were partially completed at December 31, 1992 and a decrease in raw materials inventory resulting from a decrease in demand for products sold by the Company.

    Capital expenditures during 1994 totaled $763,000, an increase over expenditures of $492,000 in 1993. Management currently projects that 1995 expenditures may not increase significantly over 1994 levels, except that in January 1995, the Company entered into an agreement to purchase its headquarters facility in Houston, Texas for $3.3 million. This transaction, when completed, is projected to further decrease the Company's facility costs.

    The Company used cash flow from operations to pay off all bank debt in the latter part of 1993. The Company did not need to utilize its principal line of credit during 1994 and allowed the line of credit to expire in November 1994. The Company's Singapore subsidiary maintains a small overdraft facility to support the subsidiary's credit commitments. The subsidiary could borrow $206,000 under the facility at December 31, 1994. Current projections indicate that the Company's cash and cash equivalent balances and future cash generated by operations will be sufficient to meet the cash requirements of the Company during 1995.

    Reliability's revenue is dependent on conditions within the semiconductor industry and profitability is dependent on revenues and controlling expenses. Semiconductor manufacturers experienced good sales growth during 1993 and 1994, and current forecasts indicate an increase in revenues for the industry in 1995. The Company is forecasting revenues for the first quarter of 1995 to be at a low level and for quarterly revenues to increase throughout the year, resulting in an increase in revenues in 1995, compared to 1994.

    RESULTS OF OPERATIONS.

    OVERVIEW.     Revenues from products sold by the Company declined during the three year period ending in 1994. Conditioning products revenues declined during the three year period due to changes in demand. Price competition in the Power Sources segment resulted, over the three year period, in a decrease in unit prices and a decrease in unit volume and a decline in total revenues. Services revenues increased due to increased customer requirements for conditioning Services in 1994. The small decrease in Services revenues in 1993 resulted from a revenue decrease at one of the Company's services facilities.

    REVENUES.     Revenues decreased 13% in 1994 to $23.4 million,
reflecting decreases in the Conditioning Products and Power Sources business segments. Revenues in the Central America geographical segment increased while the U.S. and Asia and Pacific segments declined. The increase in the Central America segment is attributable to shifting Power Sources manufacturing to Costa Rica from the U.S. and Singapore. The overall decrease in the U.S. segment is related to volume and unit price decreases. A substantial portion of the decrease in the Asia and Pacific segment is related to shifting Power Sources manufacturing from Singapore to Costa Rica. In 1993, revenues were $27 million, a decrease of 14% over 1992, reflecting decreases in the Conditioning Products and Power Sources segments and a small decrease in the Services segment.

    Changes in demand resulted in Conditioning Products revenues decreasing 29% in 1994 to $10.1 million after decreasing 16% in 1993. The decrease in 1994 is due to a significant decrease in revenues from the sale of INTERSECT 30 products, a decrease in the unit volumes from the sale of loader and unloader products and a modest decrease in revenues from the sale of CRITERIA products. Conditioning Products revenues decreased 16% in 1993 to $14.2 million. A decrease in the unit volume of older models of burn-in chambers and loader and unloader products and lower average unit prices contributed to the decline. Revenues from the sale of INTERSECT 30 products decreased approximately 5% in 1993 due to a decrease in unit sales prices, resulting from a change in product mix.

    Revenues in the Power Sources segment decreased 2% in 1994 to $5.3 million after decreasing 22% to $5.4 million in 1993. The decline in 1994 resulted from the net effects of volume decreases and product mix changes which resulted in an increase in the average unit sales price. The changes resulted from changes in demand, including increased demand for certain new products offered by the Company. The decrease in 1993 resulted principally from price competition resulting in average unit sale price and volume decreases.

    Revenues in the Services segment increased 8% in 1994 to $8 million after decreasing 3% in 1993. Revenues related to conditioning Services increased at both of the Company's Services facilities due to volume increases. The increase was reduced by unit price decreases at the Durham facility due to the increase in unit volumes and, to a lesser degree, by a decline in revenues from the sale of conditioning products to Services customers, due to decreased demand. The 1993 reduction in revenues is attributable to product mix changes and unit price decreases resulting from lower operating costs being passed through to customers. Average unit prices increased during the latter part of 1993 due to a shift in product mix. Revenues included in the Services segment from the sale of conditioning products to Services customers increased during 1993 due to a change in product mix.

    COSTS AND EXPENSES. Changes in costs and expenses during the three year period are primarily related to various cost reduction and operational restructuring measures, decreases in revenue levels and changes in research and development expenditures.

    Total costs and expenses decreased $3.4 million in 1994, excluding the 1993 provision for restructuring, compared to the revenue decrease of $3.6 million. Cost of revenues decreased $2.7 million, marketing, general and administrative expenses decreased $919,000, and research and development expenses increased $165,000. The overall reduction in expenses, in 1994, relates to a decrease in revenues and volume related expenses, and to a lesser degree, expense reduction programs and productivity improvements in various operating areas. Total costs and expenses, excluding the provision for restructuring, decreased $8.3 million in 1993, compared to a revenue decline of $4.4 million. The overall decrease, in 1993, is attributable to the restructuring of operations, a decline in revenue and volume related expenses and stringent expense reduction programs.

    The Company's gross profit, as a percent of revenues, was 46%, 43% and 42% in 1994, 1993 and 1992, respectively. The 1994 increase is related principally to the Power Sources segment. Gross profit in the Conditioning Products segment increased slightly and was unchanged in the Services segment. The improvement in the Power Sources segment is related to cost reductions resulting from productivity improvements, including reductions in scrap and rework cost, among others. The modest increase in the Conditioning Products segment resulted from productivity improvements and cost control measures, which offset the negative effect of fixed costs during a period of revenue decline. The 1993 gross profit increase is related to an increase in the Conditioning Products segment, resulting from a decrease in both fixed and variable manufacturing costs, changes in product mix, and a reduction in expenses due to shut-down of the Japanese operation. The small decline in the gross profit in the Services segment is due principally to an increase in revenues from the sale of conditioning products to Services customers, because the gross profit on these products is traditionally low due to price competition. Revenues in the Power Sources segment declined 22% in 1993, but the gross profit in the segment was basically unchanged compared to 1992. Total manufacturing costs declined significantly due to the restructuring of operations and shifting of all production capacity for this segment to Costa Rica.

      Marketing, general and administrative expenses, for the 1994 period, decreased $919,000, in comparison to a $3.6 million decrease in revenues.
A significant portion of the decrease relates the decrease in revenues, while reductions in personnel levels at the Houston facility, for which a restructuring provision was recorded in the first quarter of 1993, accounted for a lesser portion of the decrease. Most elements of expenses were reduced throughout 1993 due to stringent expenses controls which contributed to the 1994 decrease. In addition, expenses decreased in the Conditioning Products segment due to a decline in volume-related expenses, such as commissions, royalties and installation costs associated with the decrease in INTERSECT 30 burn-in and test product revenues. Marketing, general, and administrative expenses decreased $3.8 million in 1993 in comparison to a $4.4 million decrease in revenues. Expenses were reduced throughout 1993 by stringent expense reduction programs, reductions in personnel levels and discontinuation of operations at two foreign facilities. Approximately 45% of the decrease is due to shut-down of the UK and Japanese operations in late 1992 and consolidation of Power Sources manufacturing in Costa Rica.
In addition, expenses in the Conditioning Products segment decreased due to a decline in revenue related expenses, such as commissions and warranty and installation costs.

    Research and development expenditures totaled $1.1 million in 1994, compared to $889,000 and $2.6 million in 1993 and 1992, respectively. A significant portion of expenditures in each of the three years related to development of conditioning and testing products, with a substantial portion of these expenditures being related to development of the INTERSECT line of burn-in and test systems. The decrease in 1993 resulted from completion of the INTERSECT 30 development project in 1992. Costs associated with development of conditioning products increased in 1994 after declining in 1993. Development costs in the Power Sources segment increased in 1994 after declining in 1993.

    In 1993, the Company recorded a net provision for restructuring of operations totaling $288,000. The provision was composed of $319,000 related to severance pay for U.S. employees who were terminated in March 1993 and a $31,000 reduction of the 1992 restructuring provision related to downsizing power sources production capacity in Singapore. The Company recorded a $1.4 million provision for restructuring of operations in 1992. The provision was composed of $1.0 million for curtailment of operations in Japan, $216,000 related to closing of the U.K. facility, $325,000 related to reduction of power sources manufacturing capacity in Singapore and a $149,000 reduction of the 1991 provision for closing of the Irish power sources facility.

    The change in net interest in 1994 reflects a decrease in interest expense and an increase in interest income. Interest expense decreased due to payment of all debt balances in the first quarter of 1994. Interest income increased due to an increase in investable cash balances and an increase in interest rates. Net interest expense decreased significantly in 1993 due to a reduction in debt balances during the last half of 1993. Interest income declined in 1993 due to a decrease in investable cash balances.

    PROVISION (BENEFIT) FOR INCOME TAXES. The Company's income tax provision (benefit) was $89,000, $53,000, and $(46,000), in 1994, 1993, and
1992, respectively. This equated to an effective tax rate of 3% in 1994, 2% in 1993, and a negative 2% in 1992. The Company's effective tax rates differed from the U.S. tax rate of 34% due to utilization of deferred tax assets resulting in a change in the deferred tax valuation allowance in 1994 and 1993; tax benefits of net operating loss carryforwards in 1994 and 1992; tax provided on a dividend from a foreign subsidiary in 1992; tax benefits, in 1993, related to expenses incurred in shutting down a foreign subsidiary; and expenses of foreign subsidiaries for which tax benefits were not available in 1992.

Item 8.  Consolidated Financial Statements and Supplementary Data.


                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     AND FINANCIAL STATEMENT SCHEDULES

                                                                       Page


Report of independent public accountants . . . . . . . . . . . . . . .  F-2
Consolidated balance sheets at December 31, 1994 and 1993. . . . . . .  F-3
For each of the three years in the period ended December 31, 1994:
  Consolidated statements of operations. . . . . . . . . . . . . . . .  F-4
  Consolidated statements of cash flows. . . . . . . . . . . . . . . .  F-5
  Consolidated statements of stockholders' equity. . . . . . . . . . .  F-6
Notes to consolidated financial statements . . . . . . . . . . . . . .  F-7
Supplementary financial information:
  Quarterly results of operations (unaudited). . . . . . . . . . . . .  S-1
Schedules for each of the three years in the period
    ended December 31, 1994:
  VIII - Valuation and qualifying accounts and reserves. . . . . . . .  S-2


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

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





The Board of Directors and Stockholders
Reliability Incorporated



    We have audited the accompanying consolidated balance sheets of Reliability Incorporated as of December 31, 1994 and 1993, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliability Incorporated at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

BY/s/ERNST & YOUNG LLP

Houston, Texas
February 10, 1995

                         RELIABILITY INCORPORATED
                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                                           December 31
                                                         ---------------
                                                         1994      1993
                                                         ----      ----
                                                         (In thousands)
Current assets:
  Cash and cash equivalents                            $ 6,019   $ 2,882
  Accounts receivable (Note 3)                           2,502     3,074
  Inventories (Note 3)                                   2,099     2,356
  Deferred tax asset (Note 5)                              221         -
  Other current assets                                     398       314
                                                        ------    ------
    Total current assets                                11,239     8,626

Property and equipment, at cost (Note 3):
  Machinery and equipment                               11,247    11,994
  Leasehold improvements                                 2,596     2,543
                                                        ------    ------
                                                        13,843    14,537
  Less accumulated depreciation                         11,918    12,280
                                                        ------    ------
                                                         1,925     2,257
Other assets                                               120       135
                                                        ------    ------
                                                       $13,284   $11,018
                                                        ======    ======

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $   369   $   524
  Accrued liabilities (Note 8)                           1,999     2,016
  Current maturities on long-term debt (Note 3)              -        58
  Income taxes payable (Note 5)                             17        18
  Liability for restructuring (Note 6)                       -       164
                                                        ------    ------
    Total current liabilities                            2,385     2,780

Deferred tax liabilities (Note 5)                          140       124
Commitments and contingencies (Note 7)                       -         -

Stockholders' equity (Notes 3 and 4):
  Common stock, without par value; 20,000,000
    shares authorized; 4,242,848 shares issued           5,926     5,926
  Retained earnings                                      4,833     2,188
                                                        ------    ------
    Total stockholders' equity                          10,759     8,114
                                                        ------    ------
                                                       $13,284   $11,018
                                                        ======    ======


                          See accompanying notes.

                         RELIABILITY INCORPORATED
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share data)


                                                 Years Ended December 31,
                                                 ------------------------
                                                 1994      1993     1992
                                                 ----      ----     ----
Revenues:
  Product sales                                $15,470   $19,651  $23,834
  Services                                       7,957     7,371    7,579
                                                ------    ------   ------
                                                23,427    27,022   31,413
Costs and expenses:
  Cost of product sales                          7,964    10,986   13,759
  Cost of services                               4,773     4,419    4,376
  Marketing, general and administrative          7,056     7,975   11,813
  Research and development                       1,054       889    2,639
  Provision for restructuring (Note 6)               -       288    1,392
                                                ------    ------   ------
                                                20,847    24,557   33,979
                                                ------    ------   ------
Operating income (loss)                          2,580     2,465   (2,566)
Interest (income) expense, net (Note 3)           (154)       43      125
                                                ------    ------   ------
Income (loss) before income taxes                2,734     2,422   (2,691)
Provision (benefit) for income taxes (Note 5)       89        53      (46)
                                                ------    ------   ------
Net income (loss)                              $ 2,645   $ 2,369  $(2,645)
                                                ======    ======   ======
Net income (loss) per share                    $   .62   $   .56  $  (.62)
                                                ======    ======   ======






















                          See accompanying notes.

                         RELIABILITY INCORPORATED
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                                  Years Ended December 31,
                                                  ------------------------
                                                  1994      1993     1992
                                                  ----      ----     ----
Cash flows from operating activities:
  Net income (loss)                             $ 2,645   $ 2,369  $(2,645)
  Adjustments to reconcile net income (loss)
    to cash provided by operating activities:
      Depreciation and amortization               1,068     1,258    1,761
      Provisions for restructuring                    -       288    1,392
      Deferred income taxes                        (205)       31      (51)
      Loss on disposal of fixed assets                3       352      131
      Provision for inventory obsolescence          180       262      636
      Exchange (gain) loss                            -       (49)      62
  Change in assets and liabilities:
     (Increase) decrease in assets:
         Short-term investment                        -         -      100
         Accounts receivable                        572     1,042   (1,510)
         Inventories                                 77     3,338   (2,066)
         Refundable income taxes                      -         -      120
         Other assets                              (109)      457      354
      Increase (decrease) in liabilities:
         Accounts payable                          (155)   (1,366)     720
         Accrued liabilities                        (17)     (978)     274
         Income taxes payable                        (1)      (35)    (241)
         Liability for restructuring               (164)   (1,744)    (491)
                                                 ------    ------   ------
           Total adjustments                      1,249     2,856    1,191
                                                 ------    ------   ------
Net cash provided (used) by operating activities  3,894     5,225   (1,454)
                                                 ------    ------   ------
Cash flows from investing activities:
  Expenditures for plant and equipment             (763)     (492)  (1,436)
  Proceeds from sale of equipment                    61        15       27
                                                 ------    ------   ------
Net cash (used) in investing activities            (702)     (477)  (1,409)
                                                 ------    ------   ------
Cash flows from financing activities:
  Borrowings (payments) under loan agreements         -    (2,457)   2,035
  Conversion of note payable to long-term debt        -       393        -
  Payments and current maturities on
   long-term debt                                   (58)     (335)       -
                                                 ------    ------   ------
Net cash (used) provided by financing activities    (58)   (2,399)   2,035
                                                 ------    ------   ------
Effect of exchange rate changes on cash               3       171      (36)
                                                 ------    ------   ------
Net increase (decrease) in cash                   3,137     2,520     (864)
Cash at beginning of year                         2,882       362    1,226
                                                 ------    ------   ------
Cash at end of year                             $ 6,019   $ 2,882  $   362
                                                 ======    ======   ======


                          See accompanying notes.

                         RELIABILITY INCORPORATED
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               Years Ended December 31, 1994, 1993 and 1992

                              (In thousands)

                                       Common Stock     Retained
                                       ------------     Earnings     Total
                                     Shares    Amount   (Deficit)    Amount
                                     ------    ------   --------     ------
Balance at December 31, 1991         4,243     $5,926     $2,464   $ 8,390
  Net (loss)                                              (2,645)   (2,645)
                                     -----      -----      -----    ------
Balance at December 31, 1992         4,243      5,926       (181)    5,745
  Net income                                               2,369     2,369
                                     -----      -----      -----    ------
Balance at December 31, 1993         4,243      5,926      2,188     8,114
  Net income                                               2,645     2,645
                                     -----      -----      -----    ------
Balance at December 31, 1994         4,243     $5,926     $4,833   $10,759
                                     =====      =====      =====    ======


































                          See accompanying notes.

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             December 31, 1994

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the years ended December 31, 1993 and 1992 have been reclassified to conform to the 1994 presentation.

    CASH EQUIVALENTS

    For the purposes of the statements of cash flows, the Company considers all highly liquid cash investments with maturities of three months or less, when purchased, to be cash equivalents.

    INVENTORIES

    Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include:
                                                           1994      1993
                                                           ----      ----
                                                           (In thousands)

Raw materials                                             $1,299    $1,702
Work-in-progress                                             726       553
Finished goods                                                74       101
                                                           -----     -----
                                                          $2,099    $2,356
                                                           =====     =====

    PROPERTY, PLANT AND EQUIPMENT

    For financial statement purposes, depreciation is computed principally on the straight-line method using lives from 4 to 10 years for leasehold improvements and the straight-line and double-declining balance methods using lives from 2 to 8 years for machinery and equipment.

    CONCENTRATION OF RISKS

    Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable and cash equivalents.

    The Company invests primarily in commercial paper, Eurodollars and federal agency securities. The investments are made through high quality financial institutions, and investments are made only in those securities which have been assigned investment ratings in the two most credit-worthy rating categories.

                         RELIABILITY INCORPORATED
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                             December 31, 1994

The Company's revenues are primarily dominated in U.S. dollars and thus the risk of foreign exchange fluctuations is not material.

    INCOME TAXES

    The provision for income taxes includes Federal, foreign, and state income taxes. The Company accounts for income taxes under the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting amounts and tax basis of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and net operating loss and tax credit carryforwards. Deferred tax expense represents the change in the deferred tax asset or liability balances.

    FOREIGN CURRENCY TRANSLATION

    The financial statements of foreign subsidiaries are translated into U.S. dollar equivalents in accordance with Statement of Financial Accounting Standards No. 52. The Company's primary functional currency is the U.S. dollar. Accordingly, translation adjustments and transaction gains or losses for foreign subsidiaries that use the U.S. dollar as their functional currency are recognized in consolidated income in the year of occurrence.
A subsidiary that was dissolved in 1994 used the local currency as its functional currency and translation adjustments were immaterial.

2.  INFORMATION ON BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

    The Company operates in three industry segments: (1) manufacture of conditioning products which are used in conditioning and testing of integrated circuits; (2) conditioning services which condition and test integrated circuits and (3) manufacture of power sources. Corporate assets are cash investments which are classified as cash equivalents.

    Financial information by industry segment is as follows:

                                                  1994      1993     1992
                                                  ----      ----     ----
                                                       (In thousands)
Revenues from unaffiliated customers:
  Conditioning products                         $10,132   $14,218  $16,840
  Conditioning services                           7,957     7,371    7,579
  Power sources                                   5,338     5,433    6,994
                                                 ------    ------   ------
                                                $23,427   $27,022  $31,413
                                                 ======    ======   ======

                         RELIABILITY INCORPORATED
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                             December 31, 1994

     Financial information by industry segment is as follows (Continued):

                                                  1994      1993     1992
                                                  ----      ----     ----
                                                       (In thousands)
Operating income (loss):
  Conditioning products                         $   843   $ 1,892  $(1,910)
  Conditioning services                           1,525     1,384    1,854
  Power sources                                     539      (190)    (849)
  Provision for restructuring of operations:
    Conditioning products                             -      (280)  (1,108)
    Power sources                                     -        (8)    (284)
  General corporate expenses                       (327)     (333)    (269)
                                                 ------    ------   ------
                                                $ 2,580   $ 2,465  $(2,566)
                                                 ======    ======   ======

Identifiable assets:
  Conditioning products                         $ 3,301   $ 5,718  $ 8,922
  Conditioning services                           2,790     2,905    2,634
  Power sources                                   1,806     2,395    3,077
  General corporate assets                        5,387         -       60
                                                 ------    ------   ------
                                                $13,284   $11,018  $14,693
                                                 ======    ======   ======

Depreciation:
  Conditioning products                         $   290   $   341  $   627
  Conditioning services                             194       597      762
  Power sources                                     547       271      336
                                                 ------    ------   ------
                                                $ 1,031   $ 1,209  $ 1,725
                                                 ======    ======   ======

Capital expenditures:
  Conditioning products                         $   127   $   248  $   422
  Conditioning services                             559       191      933
  Power sources                                      77        53       81
                                                 ------    ------   ------
                                                $   763   $   492  $ 1,436
                                                 ======    ======   ======

                         RELIABILITY INCORPORATED
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                             December 31, 1994

     Financial information by geographical area is as follows:

                                                  1994      1993     1992
                                                  ----      ----     ----
                                                       (In thousands)
Revenues from unaffiliated customers:
  United States                                 $14,567   $19,469  $23,059
  Asia and Pacific                                4,122     4,755    6,459
  Central America                                 4,738     2,798    1,895

Intergeographic revenues:
  United States                                     129       120      956
  Asia and Pacific                                    -       408    1,453
  Central America                                   289       911      935
  Eliminations                                     (418)   (1,439)  (3,344)
                                                 ------    ------   ------
                                                $23,427   $27,022  $31,413
                                                 ======    ======   ======

Operating income (loss):
  United States                                 $ 2,579   $ 2,798     (198)
  Asia and Pacific                                  (45)      197     (812)
  Central America                                   373        95      105
  Provision for restructuring of operations:
    United States                                     -      (319)       -
    Asia and Pacific                                  -        31   (1,325)
    Western Europe                                    -         -      (67)
  General corporate expenses                       (327)     (337)    (269)
                                                 ------    ------   ------
                                                $ 2,580   $ 2,465  $(2,566)
                                                 ======    ======   ======
Identifiable assets:
  United States                                 $ 9,445   $ 7,349  $ 9,065
  Asia and Pacific                                2,098     2,100    4,497
  Central America                                 1,741     1,569    1,131
                                                 ------    ------   ------
                                                $13,284   $11,018  $14,693
                                                 ======    ======   ======

    The Company provides products and services to companies in the electronics and semiconductor industries, many of which are industry leaders. There are a limited number of companies which purchase conditioning products and services sold by the Company. The Company's four largest customers accounted for approximately 71%, 73% and 67% of consolidated revenues in 1994, 1993 and 1992, respectively. Accounts receivable are generally due within 30 days and collateral is not required except that export sales from the United States generally require letters of credit. Historically, the Company's bad debts have been very low, an indication of the credit worthiness of the customers to which the Company sells.

                         RELIABILITY INCORPORATED
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                             December 31, 1994

    Intersegment sales, which are not material, and intergeographic sales of manufactured products are priced at cost plus a reasonable profit.

    The Company had export revenues from its United States operation to the following geographical areas:
                                                  1994      1993     1992
                                                  ----      ----     ----
                                                        (In thousands)
Asia and Pacific                                 $3,643    $2,165   $2,605
Europe                                            1,357     3,140    4,331
North America and other                             215       457      726
                                                  -----     -----    -----
                                                 $5,215    $5,762   $7,662
                                                  =====     =====    =====
    Revenues from major customers, as a percent of total revenues and industry segments, are as follows:
                               Total  Conditioning   Conditioning    Power
                             Revenues   Products       Services     Sources
                             -------- ------------   ------------   -------

     1994
     ----
Customer A                      27%         63%             -%          -%
Customer B                      17           -             47           5
Customer C                      17           -             50           -
Customer D                      10          24              -           -

     1993
     ----
Customer A                      24%         46%             -%          -%
Customer B                      14           -             52           -
Customer C                      12           -             45           -
Customer D                      23          44              -           -

     1992
     ----
Customer A                      13%         24%             -%          1%
Customer B                      11           -             46           -
Customer C                      12           -             49           -
Customer D                      31          57              -           -

3.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

    The Company maintained a working capital financing agreement with NationsBank of Texas, N.A. until November 1994, when the Company allowed the agreement to expire. Under the agreement, the Company could request loan advances, evidenced by demand notes, up to $2,500,000. Interest was payable monthly at the bank's base rate plus 2 1/2%. There were no balances outstanding at December 31, 1993, and the Company did not draw any funds

                         RELIABILITY INCORPORATED
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                             December 31, 1994

under the agreement during 1994. The weighted average interest rate at December 31, 1993 was 8.50%. The loan was collateralized by the U.S. Company's accounts receivable, inventories, fixed assets and certain other assets.

    The Company's Singapore subsidiary maintains an agreement with a Singapore bank to provide an overdraft facility of 500,000 Singapore Dollars (U.S. $340,000) to the subsidiary at the bank's prime rate plus 1% (6-3/4% at December 31, 1994). There were no balances outstanding at December 31, 1994, and amounts utilized under credit commitments totalled $134,000, resulting in credit availability of $206,000 at December 31, 1994. The weighted average interest rate at December 31, 1993 was 6%. The loan is collateralized by all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank, and continuation of the credit facility is at the discretion of the bank.

    The Company's Japanese subsidiary maintained an agreement with a related party of the subsidiary to provide a credit facility to the subsidiary. The related party of the subsidiary obtained a line of credit from a Japanese bank and made the amount available to the Company. In April 1993, the loan was converted to a term loan payable in monthly installments of $9,900, plus interest paid quarterly. At December 31, 1993, the total loan balance was $58,000. The Company made certain advance payments, and the loan was paid in full in March 1994.

    Interest paid on debt during 1994, 1993 and 1992 was $1,000, $82,000 and $134,000, respectively.

    Interest (income) expense is presented net as follows:

                                                    1994     1993    1992
                                                    ----     ----    ----
                                                        (In thousands)
Interest (income)                                   $(158)    $(15)   $(22)
Interest expense                                        4       58     147
                                                     ----      ---     ---
Interest (income) expense, net                      $(154)    $ 43    $125
                                                     ====      ===     ===

4.  EMPLOYEE STOCK PLAN

    The Company sponsors an Employee Stock Savings Plan and Trust (the "Plan"). United States employees of the Company who have completed at least one year of service become participants in the Plan. The Plan allows an employee to contribute up to 15% of defined compensation to the Plan and to elect to have contributions not be subject to Federal income taxes under
Section 401(k) of the Internal Revenue Code. The Company contributes a matching amount to the Plan equal to 50% of the employee's contribution, to a maximum of 2%, for employees who contribute 2% or more. The Company also contributes, as a voluntary contribution, an amount equal to 1% of the

                         RELIABILITY INCORPORATED
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                             December 31, 1994

defined compensation of all participants. The Company's contribution for matching and voluntary contributions amounted to $106,000 in 1994, $105,000 in 1993 and $121,000 in 1992. Employee contributions may be invested in Company stock or other investment options offered by the Plan. The Company's contributions vest with the employee over seven years and are invested solely in Company stock.

    The Company, in May 1992, registered and reserved 500,000 shares of common stock for sale to the Plan. The Plan purchased, in the open market, 47,015, 64,115 and 78,288 shares during 1994, 1993 and 1992, for an aggregate purchase price of $159,000, $150,000 and $143,000, respectively. At December 31, 1994, 352,377 reserved shares remain unissued under the registration.

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

    The provision (benefit) for income taxes is based on income (loss) before income taxes as follows:

     Geographic area                              1994      1993     1992
     ---------------                              ----      ----     ----
                                                       (In thousands)

United States                                    $2,534    $2,187  $(  442)
Foreign                                             137       145   (2,192)
Eliminations and corporate items                     63        90      (57)
                                                  -----     -----    -----
                                                 $2,734    $2,422  $(2,691)
                                                  =====     =====    =====

                         RELIABILITY INCORPORATED
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                             December 31, 1994

    The components of the provision (benefit) for income taxes are as follows:
                                                Current   Deferred   Total
                                                -------   --------   -----
     1994                                              (In thousands)
     ----
Federal                                           $ 245     $(205)   $  40
Foreign                                               -         -        -
State                                                49         -       49
                                                   ----      ----     ----
                                                  $ 294     $(205)   $  89
     1993                                          ====      ====     ====
     ----
Federal                                           $   -     $   -    $   -
Foreign                                              17        31       48
State                                                 5         -        5
                                                   ----      ----     ----
                                                  $  22     $  31    $  53
     1992                                          ====      ====     ====
     ----
Federal - Provision                               $ 344     $   -    $ 344
Federal Tax Benefit from utilization
  of net operating loss carryforward               (316)        -     (316)
Foreign                                             (28)      (51)     (79)
State                                                 5         -        5
                                                   ----      ----     ----
                                                  $   5     $ (51)   $ (46)
                                                   ====      ====     ====

    The differences between the effective rate reflected in the provision (benefit) for income taxes on income (loss) before income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% are analyzed below:
                                                  1994      1993     1992
                                                  ----      ----     ----
                                                       (In thousands)

Provision (benefit) at statutory rate             $ 930     $ 823    $(915)
Change in valuation allowance                      (650)     (334)       -
Tax benefit of net operating loss carryforward     (135)        -     (316)
Tax effects of:
    Foreign expenses for which a tax benefit
      (is available) is not available               (26)     (495)     778
    Foreign tax benefit of export processing
      exemption                                     (64)        -      (19)
    U.S. Federal tax on dividend from
      foreign subsidiary                              -         -      486
Alternative minimum tax                               -         -       29
Other                                                34        59      (89)
                                                   ----      ----     ----
                                                  $  89     $  53    $ (46)
                                                   ====      ====     ====

                         RELIABILITY INCORPORATED
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                             December 31, 1994

    The Company's cash requirements made it necessary for the Singapore subsidiary to remit a cash dividend to the Company during the second quarter of 1992. U.S. income taxes of $486,000 were provided on the remittance.

    The significant components of the Company's net deferred tax liabilities and assets are as follows:
                                                  1994      1993     1992
                                                  ----      ----     ----
                                                       (In thousands)
Deferred tax liabilities:
  Depreciation                                   $  140    $  103  $    96
  Domestic international sales corp. dividend         -        21       42
  Other                                               -         -       15
                                                  -----     -----   ------
    Total deferred tax liabilities                  140       124      153
                                                  -----     -----   ------
Deferred tax assets:
  Reserves not currently deductible                (397)     (416)    (559)
  Foreign tax credits                              (469)     (490)    (531)
  Alternative minimum tax credits                  (154)      (74)     (74)
  Net operating loss carryforwards                  (60)     (255)    (370)
  Business tax credits                                -      (253)    (253)
  Provision for restructuring                         -         -      (98)
  Other                                               -       (21)     (18)
                                                  -----     -----   ------
    Total deferred tax assets                    (1,080)   (1,509)  (1,903)
Valuation allowance                                 859     1,509    1,843
                                                  -----     -----   ------
    Net deferred tax assets                        (221)        -      (60)
                                                  -----     -----   ------
Net deferred tax (asset) liability               $  (81)   $  124  $    93
                                                  =====     =====   ======

    Net income for 1994 and 1992 included income of a subsidiary operating in Costa Rica under an export processing tax exemption. The subsidiary is exempt from Costa Rica income tax through 1996 and is 50% exempted from 1997 through 2000. Except for 1994 and 1992, the subsidiary has operated at a loss. Tax benefits of $64,000 and $19,000 relate to income of the subsidiary, in 1994 and 1992, respectively.

    The Company has alternative minimum tax credit carryforwards of $154,000, which can be carried forward indefinitely, and foreign tax credit carryforwards of $469,000 expiring in 1997 and 1998. A foreign subsidiary of the Company has an income tax net operating loss carryforward of $219,000, which can be carried forward indefinitely.

    SFAS 109 requires that the tax benefit of deferred tax assets be recorded to the extent that realization is more likely than not. Valuation allowances have been provided in each of the three years presented since realization of the excess assets is uncertain.

                         RELIABILITY INCORPORATED
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                             December 31, 1994

    The Company completed a restructuring of its foreign operations in 1993. As part of the restructuring, the Company changed its policy and began providing United States taxes on unremitted foreign earnings. Earnings on which United States taxes have been provided total $1,600,000 at December 31, 1994.

    Net cash payments for income taxes during 1994, 1993 and 1992 were $259,000, $54,000 and $100,000, respectively.

    The components of the provision (benefit) for deferred income taxes for the year ended December 31, 1992 are as follows:

                                                                      1992
                                                                      ----
                              (In thousands)

Depreciation                                                         $  (8)
Benefits not recorded due to net loss
  carryforward position                                                170
Distributions of former DISC                                           (29)
(Benefit) associated with restructuring charge                         (98)
Inventory and other reserves                                           (79)
Timing difference in recognition of intercompany transfers             (29)
Other                                                                   22
                                                                      ----
                                                                     $ (51)
                                                                      ====

6.  PROVISION FOR RESTRUCTURING

    The Company recorded in 1993 a provision for restructuring totaling $288,000. The provision is composed of $319,000 related to retirement and severance pay for U.S. employees who were terminated in March 1993 and a $31,000 reduction of the 1992 restructuring provision related to downsizing production capacity for power sources in Singapore. The Company recorded restructuring charges of $1,392,000 in 1992. The 1992 amount represents a $1,000,000 provision for closing the Company's Japanese subsidiary and a charge of $392,000 related to closing the Company's UK and Irish operations, downsizing of production capacity for power sources in Singapore and shifting of production to Costa Rica. The charge was related principally to the remaining lease obligations and associated costs at the UK and Singapore facilities, severance liabilities and write-off of fixed assets. The provision for closing the Japanese subsidiary related to estimated losses on disposal of certain assets, severance pay, estimated expenses to be incurred in curtailing operations and settling lease obligations related to the subsidiary's facility.

                         RELIABILITY INCORPORATED
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                             December 31, 1994

7.  COMMITMENTS

    The Company leases manufacturing and office facilities under noncancelable operating lease agreements, expiring through 1998. Rental expense for 1994, 1993 and 1992 was $1,241,000, $1,234,000 and $1,627,000,
respectively.

    Future minimum rental payments under leases in effect at December 31, 1994 are: 1995 - $785,000; 1996 - $553,000; 1997 - $312,000; 1998 -
$18,000; subsequent to 1998 - None. The lease on the Company's U.S. facility expires in May 1995. In January 1995, the Company entered into an agreement to purchase the facility as explained in Note 10 to the Consolidated Financial Statements.

    The Company entered into an agreement in August 1993 to sub-lease manufacturing and office space in its U.S. facility. Rental income for 1994 and 1993 was $108,000 and $41,000, respectively. Future income under the sub-lease will be $38,000 in 1995.

8.  ACCRUED LIABILITIES

    Accrued liabilities consist of the following:
                                                            1994     1993
                                                            ----     ----
                                                            (In thousands)

Payroll                                                    $1,287   $  950
Advanced payments                                              60      341
Warranty                                                      302      453
Insurance payable                                             121       12
Other                                                         229      260
                                                            -----    -----
                                                           $1,999   $2,016
                                                            =====    =====

    The advanced payment balances relate principally to payments for conditioning products which are included in the Company's backlog. Advanced payments are refundable if the Company does not meet the terms of the orders. Revenues related to advanced payments are recognized when the products are shipped.

9.  RELATED PARTY TRANSACTIONS

    The spouse of an employee of the Company has an ownership interest in a company that provides computer software development and technical assistance for certain products sold by the Company. The net expense accrued related to these transactions, including royalties, amounted to $105,000, $454,000 and $964,000 during 1994, 1993 and 1992, respectively.
The amounts payable to such Company were $3,000 and $1,000 at December 31, 1994 and 1993, respectively and the accounts are settled in the ordinary course of business.

                         RELIABILITY INCORPORATED
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                             December 31, 1994

10. SUBSEQUENT EVENT

    A lease on the Company's headquarters and manufacturing facility located in Houston, Texas is scheduled to expire in May 1995. In January 1995, the Company entered into an agreement to purchase the land and building for $3,300,000, of which $660,000 is to be paid in cash. The $2,640,000 balance will be payable in 180 equal monthly installments, including interest at 9% under a promissory note which is payable to the seller.

                         RELIABILITY INCORPORATED
                    SUPPLEMENTARY FINANCIAL INFORMATION

                      QUARTERLY RESULTS OF OPERATIONS
                                (Unaudited)

                   (In thousands, except per share data)


                                  First     Second     Third   Fourth
                                 Quarter    Quarter   Quarter  Quarter
                                 -------    -------   -------  -------

      1994
      ----
Net sales                         $5,225     $6,680    $7,141   $4,381
Gross profit                       2,515      3,337     3,053    1,785
Net income                           541      1,096       991       17
Net income per share                 .13        .26       .23      .00

      1993
      ----
Net sales                         $6,752     $6,540    $7,239   $6,491
Gross profit                       2,585      2,672     3,417    2,943
Net income (loss)                   (545)(1)    848     1,198      868(2)
Net income (loss) per share         (.13)       .20       .28      .21


- ----
(1) The net loss for the first quarter of 1993 includes a $319,000 provision for restructuring of U.S. operations.

(2) The net income for the fourth quarter of 1993 is increased by a $31,000 reduction in cost associated with restructuring of operations in Asia.

                         RELIABILITY INCORPORATED
      SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

               Years Ended December 31, 1994, 1993 and 1992

                              (In thousands)


                                              1994        1993       1992
                                              ----        ----       ----

Inventory reserves at beginning of year      $  603      $1,092     $  753
Additions charged to costs and expenses         180         262        636
Amounts charged to reserve                     (153)       (751)      (297)
                                              -----       -----      -----
   Inventory reserves at end of year         $  630      $  603     $1,092
                                              =====       =====      =====

                         RELIABILITY INCORPORATED

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    Not applicable.

                                 PART III

   In accordance with paragraph (3) of General Instruction G to Form 10-K,
Part III of this Report is omitted because the Company will file with the Securities and Exchange Commission not later than 120 days after the end of 1994 a definitive proxy statement pursuant to Regulation 14A involving the election of directors.

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

          3.2 Amended and Restated Bylaws. Reference is made to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

          10. Purchase and Sale Agreement (Improved Property), effective January 20, 1995, between American National Insurance Company and Reliability Incorporated, related to the purchase of the Company's headquarters facility in Houston, Texas.

          21.  List of subsidiaries.

          23.  Consent of Independent Public Accountants dated March 17,
               1995.

          27.  Financial Data Schedule.

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

RELIABILITY INCORPORATED (Registrant)            DATE:  March 20, 1995


BY/s/Max T. Langley, Senior Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


BY/s/Larry Edwards, President and                DATE:  March 20, 1995
Chief Executive Officer


BY/s/Max T. Langley, Senior Vice President,      DATE:  March 20, 1995
Chief Financial Officer,
Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

BY/s/W. L. Hampton, Director                     DATE:  March 20, 1995



BY/s/Everett Hanlon, Director                    DATE:  March 20, 1995



BY/s/John R. Howard, Director                    DATE:  March 20, 1995



BY/s/Thomas L. Langford, Director                DATE:  March 20, 1995



BY/s/A. C. Lederer, Jr., Director                DATE:  March 20, 1995

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

   3.2 Amended and Restated Bylaws. Reference is made to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

   10.      Purchase and Sale Agreement (Improved               Page 23
            Property), effective January 20, 1995, between
            American National Insurance Company and Reliability
            Incorporated, related to the purchase of the Company's headquarters facility in Houston, Texas.

   21.      List of Subsidiaries.                               Page 35

   23.      Consent of Independent Public Accountants           Page 36
            dated March 17, 1995.

   27.      Financial Data Schedule.                            Page 37

                         RELIABILITY INCORPORATED

                                EXHIBIT 10

                        PURCHASE AND SALE AGREEMENT
                            (IMPROVED PROPERTY)

      THIS PURCHASE AND SALE AGREEMENT ("Agreement") is entered into between AMERICAN NATIONAL INSURANCE COMPANY, a Texas corporation ("Sell-er"), and RELIABILITY INCORPORATED, a Texas corporation ("Buyer").

                           W I T N E S S E T H:

      In consideration of the mutual covenants set forth herein, the parties hereto hereby agree as follows:

      Section I.  Sale and Purchase

      A. Seller hereby agrees to sell, convey, and assign to Buyer and Buyer hereby agrees to purchase and accept from Seller, for the Purchase Price (hereinafter defined) and on and subject to the terms and conditions herein set forth, the following (herein collectively called the "Property"):

      (1) Certain land in the David Middleton Survey (Abst. 535) in Harris County, Texas, described on Exhibit A attached hereto, together with all rights and interests appurtenant thereto, (the "Land") including any right, title and interest of Seller in and to (i) adjacent streets, alleys, rights-of-way, rights of ingress and egress and any reversionary interests thereto, (ii) all strips and gores between the Land and abutting properties, (iii) all easements, alleys, air rights, water rights, sewer rights (including, without limitation, all sanitary sewer discharge capacity allocated to the Land or owned and held by Seller for the use and benefit thereof) and drainage rights incidental to the Land (collectively referred to as the "Land");

      (2) All buildings, structures, fixtures and other improvements located on the Land, including without limitation, all mechanical systems, fixtures and equipment and the electrical, heating, ventilating, air conditioning and plumbing systems and appurtenances thereto (collectively referred to as the "Improvements");

      (3) All personal property located on the Land and owned by Seller, including all carpets, drapes, furniture and other furnishings; telephone exchanges, keys and locks, maintenance equipment and tools, and all other machinery, equipment, fixtures and personal property of every kind and character, and all accessories and additions thereto, owned by the Seller and located in or on or used in connection with the Land or the Improvements or the operations thereon (the "Personalty");

      (4) All intangible property owned by Seller and used in connection with the Land, the Personal Property or Improvements, including but not limited to (i) all licenses, permits, approvals and certificates, including any wastewater capacity reservations attributable to the Property and (ii) all leases and all contract rights and other agreements to the extent assignable and to the extent assumed by Buyer (the contracts and agreements assigned to and assumed by Buyer are herein called the "Contracts" and all of which intangible property together with all replacements or additions thereto between the date hereof and the Closing is herein called the "Intangible Property");

      (5)  All rental deposits, security deposits or prepayments
("Deposits") attributable to any leases on the Property; and

      (6) All of Seller's rights, titles and interests in dealer, manufacturer, builder or other warranties to the extent assignable pertaining in any way to the Improvements and Personal Property.

      Section 2.  Purchase Price; Earnest Money.

      The price ("Purchase Price") for which Seller agrees to sell and convey the Property to Buyer, and which the Buyer agrees to pay to Seller, subject to the terms hereof, is the amount of THREE MILLION THREE HUNDRED THOUSAND AND NO/100 DOLLARS ($3,300,000.00), which shall be paid as follows:

      (a) Within one business day after the Effective Date, Buyer shall deliver to the Title Company (hereinafter defined) to be held in escrow:

      (1) Check payable to the order of the Title Company in the amount of $40,000.00 as Earnest Money (the "Earnest Money"); and

      (2) The Earnest Money shall be applied to the Purchase Price at Closing (hereafter defined) or otherwise held and delivered by the Title Company in accordance with the provisions of this Agreement.

      Upon receipt by Title Company of Buyer's Internal Revenue Form W-9 and other documentation required by Title Company, the Title Company is instructed to hold the Earnest Money in an interest bearing account; all interest earned shall be the property of the party entitled to receive the Earnest Money pursuant to the terms of this Agreement.

      (b) Buyer will pay a cash sum of $660,000.00 ("Down Payment") at Closing (including in such amount the Earnest Money a credit for the Deposits and all amounts due to Buyer under Section 13 and a credit for all rent earned by Seller from and after December 15, 1994 and paid by Buyer prior to Closing [but less, from such rental amounts, an amount equal to the daily equivalent of 9% per annum times $2,640,000 times the number of days from and after December 15, 1994 to the Closing Date (interest equivalent accrues at $650.96 per day, and rent credit accrues at $1,929.86 per day)]).

      Nothing contained in this Agreement shall in any manner impair or affect any of Buyer's obligations pursuant to the leases described in
Section 13, including, without limitation, Buyer's obligation to continue to pay rent pursuant to such leases, subject to receiving a credit therefor at Closing as hereinbefore described. If Closing has not occurred under this Agreement and this Agreement has not been terminated on or prior to April 1, 1995, from and after April 1, 1995, Buyer shall be liable for rent on the Property at the rate of $58,700 per month and the rent credit and interest equivalent accrual pursuant to Section 2(b) shall not apply from and after April 1, 1995.

      (c) The balance of the Purchase Price shall be paid in accordance with Buyer's promissory note (the "Note") in the amount of $2,640,000.00, payable to the order of Seller, bearing interest at 9% per annum, payable in 180 equal monthly installments of principal and interest, each installment to be applied first to accrued interest and the balance to principal, commencing on the first day of the month immediately following the first full month after Closing. The Note may be prepaid at any time without penalty. The Note shall be secured by a deed of trust ("Deed of Trust") and vendor's lien covering the Land and Improvements ("Collateral"). The form of Note and Deed of Trust and all other documents required hereunder shall be substantially in the form attached hereto as Exhibit B and shall contain the following provisions: (i) the Note shall be non-recourse with respect to Buyer provided however, that Buyer shall be fully liable for Seller's actual damages resulting from (A) fraud or misrepresentation made by Buyer in connection with the Note or Deed of Trust, including, without limitation, fraud or misrepresentation the apparent purpose of which is to deprive Seller of any security for the Note; (B) Buyer's failure to pay taxes, assessments, charges for labor or materials or any other charges which creates liens on any portion of the Collateral; (C) misapplication of insurance proceeds covering any portion of the Collateral, proceeds of any condemnation of any portion of the Collateral, rental income from the Collateral, including, without limitation, security deposits received by or on behalf of Buyer subsequent to the date on which Seller gives written notice of posting and foreclosure notices; (D) Buyer's failure to maintain, repair or restore the Collateral in accordance with the Deed of Trust, to the extent not compensated for to Seller by insurance proceeds collected by Buyer and received by Seller;
(E) Seller having to pay any unearned advance charges or other rentals and security deposits paid by guests or tenants of the Collateral and not refunded to or forfeited by such guests or tenants; (F) Buyer's failure to return, or reimburse Seller for, all fixtures taken from the Collateral by or on behalf of Buyer and not replaced by Buyer; (G) any past, present or future use, discovery, generation, manufacture, storage or disposal of hazardous or toxic substances or materials on, under or about the Collateral which is in violation of any applicable law and which accrued after Buyer took possession of the Collateral under the leases referred to in Section 13 hereof; (H) any liability arising from the Collateral in connection with the Americans With Disabilities Act (it being further agreed that in no event shall Buyer be responsible for consequential dam-ages for liability arising under the Americans With Disabilities Act); and
(I) all court costs and reasonable attorneys' fees incurred in connection with the enforcement of one or more of the above (A) through (H), inclusive; (iii) there shall be escrows for taxes and insurance, provided, however, that Seller shall waive such escrows by separate side letter binding on Seller, its successors and assigns, for so long as the Note is not in default; (iv) there shall be no replacement reserves; (v) there shall be no environmental indemnities from Buyer except as set out in the Certificate of Indemnity referred to below and contained in the Deed of Trust; (vi) Buyer shall have the right to a partial release of Building I, as described in Exhibit C attached hereto, upon payment of the greater of $800,000 or the net proceeds from the sale of Building I. Seller has agreed to finance the purchase of the Property by Buyer. Seller agrees that there are no origination fees, appraisal fees, discount points, application fees, commitment fees, attorneys' fees or other costs of any kind to be paid by Buyer in connection with the financing granted by Seller, the preparation of documents or the closing of the purchase of the Property.

      (d) Buyer shall execute a Certificate of Indemnity Regarding Hazardous Substances in substantially the form attached hereto as Exhibit D ("Certificate of Indemnity") with respect to environmental liability related to the Property from and after the date of Buyer's occupancy thereof under the leases described in Section 13, and an Absolute Assignment of Rents and Income from the Collateral in substantially the form attached hereto as Exhibit E (the "Absolute Assignment of Rents and Income").

      Section 3.  Title Commitment; Survey.

      (a) Within twenty (20) days after the Effective Date of this Agreement, Buyer, at Seller's sole cost and expense, shall cause to be delivered to Seller and Buyer the following:

      (1) A Commitment for Title Insurance ("Title Commitment") from Stewart Title Company ("Title Company"), setting forth the status of the title of the Land and Improvements and showing all liens, claims, encum-brances, easements, rights-of-way, encroachments, reservations, restrictions, and any other matters affecting the Land or Improvements.

      (2) A true, complete and legible copy of all documents (the "Title Documents") referred to in the Title Commitment, including but not limited to deeds, lien instruments, plats, reservations, restrictions and easements.

      (3) A current boundary survey (the "Survey") of the Property prepared by a licensed surveyor meeting the requirements of a Category 1A (Land Title Survey), Condition II (Urban) survey as specified by the Texas Surveyor's Association. The Survey shall be dated after the Effective Date hereof, shall be sufficient for purposes of deleting, except for "shortages in area", the survey exception from the Owner Title Policy, shall be certified in favor of Seller, Buyer and Title Company, shall include the surveyors registered number and seal and shall: (A) show (i) the location and dimension of all existing improvements, streets, roads, rights-of-way, set back lines, and easements on the Property and other matters shown on the Commitment; (ii) any encroachments, conflicts and overlapping of improvements; and (iii) the location of the 100 year flood plain or flood way, as determined by applicable governmental authorities, if the same is located on the Property; and (B) set forth the total area of the Property (expressed in square feet calculated to the nearest square foot or acres calculated to the nearest one-one hundredth of an acre), together with a metes and bounds description, which shall be made a part of this Agreement and used in the Special Warranty Deed to the Buyer.

      (b) In the event the Title Commitment, Title Documents or the Survey reports show exceptions to title, Buyer shall have until ten (10) days after receipt of the last thereof to be received to examine same and to specify to Seller those items which Buyer finds objectionable (the "Encumbrances"). If Buyer does not deliver to Seller a written notice specifying those items which are Encumbrances on or before ten (10) days after receipt of the Title Commitment, the Title Documents and the Survey, then all of the items reflected in the Title Commitment, the Title Documents and the Survey shall be deemed acceptable to Buyer. For purposes hereof, "Permitted Encumbrances" shall mean those exceptions to title which Buyer finds acceptable as specified above.

      (c) Seller may cure or remove all Encumbrances at its sole cost and expense. Seller shall not be obligated to cure any Encumbrances. After receiving notice of any Encumbrance from Buyer, Seller shall, within ten
(10) days thereafter, deliver a written notice to Buyer identifying which Encumbrances, if any, Seller will attempt to cure. Seller shall cure all Encumbrances which it undertakes to cure by March 30, 1995. Seller's failure to give any such notice shall be deemed an election not to cure any Encumbrance. If Seller decides not to cure all Encumbrances, Buyer shall have ten (10) days from receipt of Seller's notice not to cure all of the Encumbrances or from the expiration of Seller's ten (10) day period to give written notice to Seller of Buyer's termination of this Agreement, in which case Buyer shall be entitled to the return of the Earnest Money and all earnings thereon. Buyer's failure to terminate this Agreement within such ten (10) day period shall be deemed an acceptance of those Encumbrances which Seller has not undertaken to cure, and such Encumbrances shall become Permitted Encumbrances. If Seller undertakes to cure any Encumbrance and does not timely cure any such Encumbrance, Buyer may terminate this Agreement within ten (10) days from receipt of Seller's notice that it cannot effect cure of any Encumbrance described in such notice.

      Section 4.  Closing.

      (a) The closing ("Closing") of the sale of the Property by Seller to Buyer shall occur on or before April 1, 1995, unless this Agreement is sooner terminated pursuant to the terms hereof, such date of Closing being the "Closing Date". If the purchase and sale of the Property is not consummated on or before April 1, 1995, any party who has fulfilled all of its obligations hereunder may terminate this Agreement, in which case
Section 9 shall control. If the sale of the Property is not sooner closed, the Closing shall occur at 10:00 a.m. on the Closing Date. If the Closing Date falls on a weekend day or a holiday, the Closing shall occur on the next business day. The Closing shall occur in the offices of the Title Company unless otherwise agreed.

      (b)  At the Closing, the following shall occur:

      (1)  Buyer shall deliver or cause to be delivered:

                   (i) To the Title Company the Down Payment, in "good funds" as required by the regulations of the State Board of Insurance of the State of Texas, and shall direct the Title Company to disburse same to Seller;
                  (ii)  To Seller, the Note executed by Buyer;

                 (iii) To Seller, the Deed of Trust executed and acknowledged by Buyer;

                  (iv) To Seller, a Mortgagee's Title Policy insuring that the lien of the Deed of Trust is a first and valid lien. With regard to the standard printed exceptions and other common exceptions generally included in Texas form of Title Insurance: (A) the exception for restrictive covenants shall be deleted unless restrictive covenants are included in Permitted Exceptions (as hereinafter defined); (B) the exception for area and boundaries will be limited to "shortages in area";
(C) the exception for ad valorem taxes shall except only standby fees, taxes and assessments for the current year and subsequent years and subsequent assessments for prior years due to change in land usage or ownership; (D) there shall be no exception for rights of parties in possession, except for Buyer and Technical Products & Controls; and (E) there shall be no exception for visible or apparent easements not shown of record;

                   (v)  To Seller, the Absolute Assignment of Rents;

                  (vi)  To Seller, the Certificate of Indemnity;

                 (vii) To the Title Company, two financing statements showing Seller as secured party, for filing in the Office of the Secretary of State of Texas and the Office of the Harris County Clerk, and covering the Collateral;

                (viii) To Seller, an opinion of Buyer's counsel, in from and substance reasonably acceptable to Seller, that the Deed of Trust and Note have been validly executed; and

                  (ix) Such other instruments as are reasonably required for Buyer to consummate the transactions provided for herein.

      (2) Seller shall deliver or cause to be delivered to Buyer the following:

                   (i) A Special Warranty Deed executed by Seller convey-ing the Land and Improvements to Buyer, subject only to Permitted
Encumbrances and taxes and assessments for the current year, and otherwise in form and substance reasonably acceptable to Seller and Buyer;

                  (ii) A Bill of Sale executed by Seller assigning, con-veying and transferring the Personalty to Buyer in form and substance reasonably acceptable to Seller and Buyer;

                 (iii) An Assignment executed by Seller assigning, convey-ing and transferring the Leases, Contracts and the Intangible Property, to Buyer, in form and substance reasonably acceptable to Seller and Buyer and such other forms as may be necessary to transfer to Buyer any wastewater capacity reservations attributable to the Property;

                  (iv) An Owner's Policy of Title Insurance in the amount of the Purchase Price issued by the Title Company, insuring that Buyer is the owner of the Land and Improvements subject only to any Permitted Encum-brances. With regard to the standard printed exceptions and other common exceptions generally included in Texas form of Title Insurance: (A) the exception for restrictive covenants shall be deleted unless restrictive covenants are included in Permitted Exceptions (as hereinafter defined);
(B) the exception for area and boundaries will be limited to "shortages in area"; (C) the exception for ad valorem taxes shall except only standby fees, taxes and assessments for the current year and subsequent years and subsequent assessments for prior years due to change in land usage or ownership; (D) there shall be no exception for rights of parties in possession, except for Buyer and Technical Products & Controls: and (E) there shall be no exception for visible or apparent easements not shown of record;

                   (v) An Affidavit setting forth Seller's Taxpayer Identification Number and stating that Seller is not a foreign person, foreign corporation, foreign partnership, foreign trust or foreign estate, as such terms are defined in Section 1445 of the Internal Revenue Code of 1986;

                  (vi) All original plans, drawings, specifications, architectural documents, building permits, certificates of occupancy and governmental licenses for improvements pertaining to the Property in the possession of Seller;

                 (vii) The original of all Contracts in the possession of Seller;

                (viii) All keys to all locks within the Property, all tenant lease and payment records, leasing brochures, maintenance records and warranties and guaranties in the possession of Seller;

                  (ix) Such other evidence of the authority and capacity of Seller and its representatives as Buyer and/or the Title Company may reasonably require;

                   (x) Such other instruments as are customarily executed in Texas to effectuate the conveyance of property similar to the Property, with the effect that, after Closing, Buyer will have succeeded to all of the rights, titles, and interests of Seller relating to the Property; and

                  (xi) Such other instruments as are reasonably required for Seller to consummate the transaction provided for herein.

      (c) Buyer and Seller shall each pay one-half of any escrow fees of Title Company. Buyer shall pay all recording fees for the closing documents to be recorded. The premium for the Owners' Title Policy and the cost of the Survey shall be paid by Seller. The premium for the Mortgagee's Title policy shall be paid by Buyer. Each of Seller and Buyer shall pay their own attorneys' fees.

      Section 5. Notices. Any notice provided or permitted to be given under this Agreement must be in writing and may be served by (i) depositing same in the United States mail, addressed to the party to be notified, postage prepaid and registered or certified with return receipt requested,

(ii) by delivering the same by over-night delivery service to the address of such party or (iii) by faxing the same to the party to be notified. Notice given in accordance herewith shall be deemed to be received forty-eight (48) hours after deposited in the U. S. Mail, if such notice is sent by mail, or upon receipt at the address of the addressee if such notice is delivered. For purposes of notice, the addresses and fax numbers of the parties shall be as follows:


If to Seller, to:             American National Insurance Company
                              One Moody Plaza
                              Galveston, Texas  77550
                              Attn: Mortgage and Real Estate Department
                              Fax No.: (409) 766-6549

If to Buyer, to:              Reliability Incorporated
                              16400 Park Row
                              Houston, Texas  77084
                              Attn:  Larry Edwards, President
                              Fax No.:  (713) 492-0615

      Section 6. Commissions. Each of Seller and Buyer represent and warrant to the other that neither have dealt with any broker or real estate agent. Each of Seller and Buyer agree to defend, indemnify and hold harmless the others from and against any claim by third parties for brokerage, commission, finders or other fees relative to this Agreement or the sale of the Property, and any court costs, attorneys' fees or other costs or expenses arising therefrom, and alleged to be due by authorization of the indemnifying party.

      Section 7. Assigns. This Agreement shall inure to the benefit of and be binding on the parties hereto and their respective heirs, legal representatives, successors, and assigns. Buyer may not assign its obligations and rights hereunder.

      Section 8. Governing Law; Time of the Essence. This Agreement shall be governed and construed in accordance with the laws of the State of Texas. Time is of the essence in the performance of each parties' obligations hereunder.

      Section 9. Remedies. A. If Buyer refuses to consummate the purchase of the Property pursuant to this Agreement for any reason other than termination hereof pursuant to a right granted to Buyer to do so, or breach by Seller of its agreements hereunder, then Seller, as its sole and exclusive remedy, shall have the right to terminate this Agreement by giving Buyer written notice thereof, in which event neither party hereto shall have any further rights, duties or obligations hereunder and Title Company shall deliver the Earnest Money to Seller as liquidated damages (Seller and Buyer hereby acknowledging that the amount of damages resulting from a breach of this Agreement by Buyer would be difficult or impossible to accurately ascertain).

      (b) If Seller fails to perform any of its obligations or agreements hereunder, either prior to or at Closing, or if Seller breaches any representation or warranty herein made, or if Buyer terminates this Agreement pursuant to a right granted to Buyer hereunder to do so, then, Buyer, at Buyer's option and as Buyer's sole remedy, all other remedies being hereby waived, may either (i) terminate this Agreement by notifying Seller thereof, whereupon, neither party hereto shall have any further rights, duties or obligations hereunder, and Title Company shall promptly deliver to Buyer the Earnest Money, free of any claims by Seller with respect thereto; or (ii) enforce specific performance of Seller's obliga-tions under this Agreement in which event all Encumbrances shall automatically be deemed Permitted Encumbrances.

      Section 10. Casualty or Condemnation. B. Prior to Closing, risk of loss with regard to the Property shall be borne by Seller. If, prior to Closing, the Improvements or the Personalty are destroyed or damaged, and the estimate cost of repairing such damage or destruction exceeds Fifty Thousand Dollars ($50,000.00), Buyer shall have the option, which must be exercised by it within fifteen (15) days after its receipt of written notice from Seller advising of such destruction or damage (which Seller hereby agrees to give), to terminate this Agreement or to proceed with the Closing. If Buyer elects to terminate this Agreement, all rights, duties, obligations and liabilities created hereunder shall thereafter cease and Title Company shall promptly return the Earnest Money to Buyer. If Buyer elects to proceed with the Closing, Buyer shall be obligated to do so (subject to the other provisions hereof), the Purchase Price shall be reduced by the deductible on Seller's casualty insurance policy covering the Property and Buyer shall be entitled to any and all insurance proceeds payable as a result of such damage up to (but not exceeding) the reduced Purchase Price and Seller shall be entitled to all insurance proceeds in excess of the reduced Purchase Price. If, prior to Closing, the Improvement or the Personalty are destroyed or damaged and the estimated cost of repairing such damage or destruction is Fifty Thousand Dollars ($50,000.00), or less, then this Agreement shall not terminate and, at Seller's option, (i) the Purchase Price shall be reduced by the estimated cost of repairing such damage or destruction and Seller shall retain all rights to any and all insurance proceeds payable as a result of such damage or (ii) Seller may, prior to Closing, repair or restore the Property to its condition immediately prior to such casualty. Anything herein contained to the contrary notwithstanding, Seller shall be under no obligation to make any repairs to the Property or restore the Property in the event of any such destruction or damage, unless Seller so elects as provided for above. So long as Buyer may be entitled to any insurance proceeds payable with respect to an insurance claim, Seller shall not settle or compromise such claim without Buyer's prior written consent.

      (b) If, prior to closing, the Land or Improvements become subject to or threatened with a taking by virtue of eminent domain or are condemned and the estimated value of the portion of the Property condemned exceeds Fifty Thousand Dollars ($50,000.00), Buyer shall have the option, which must be exercised by it within fifteen (15) days after its receipt of written notice from Seller advising of any of such matters (which Seller hereby agrees to give), to terminate this Agreement or to proceed with the Closing. If Buyer elects to terminate this Agreement, the Title Company shall promptly return the Earnest Money to Buyer and all rights, duties, obligations and liabilities created hereunder shall thereafter cease. If Buyer elects to proceed with the Closing, Buyer shall be obligated to do so (subject to the other provisions hereof) and Buyer shall be entitled to any and all proceeds payable as a result of such condemnation up to (but not exceeding) the Purchase Price and Seller shall be entitled to all proceeds in excess of the Purchase Price. If, prior to Closing, the Land or Improvements are condemned, and the estimated value of the portion of Property condemned is Fifty Thousand Dollars ($50,000.00) or less, then this Agreement shall not terminate and Buyer shall be entitled to any and all proceeds payable as a result of such condemnation. Anything herein contained to the contrary notwithstanding, Seller shall be under no obligation to make any repairs to the Property or restore the Property in the event of any such condemnation. So long as Buyer may be entitled to condemnation proceeds on a proceeding, Seller shall not settle or compromise any award for such condemnation proceedings (or make a conveyance in lieu thereof) without Buyer's prior written approval.

      Section 11. Entire Agreement. This Agreement is the entire agreement between Seller and Buyer concerning the sale of the Property and supersedes all prior agreements or negotiations. No modification hereof or subsequent agreement relative to the subject matter hereof shall be binding on either party unless reduced to writing and signed by the party to be bound.

      Section 12. Condition of Improvements. Buyer's obligations under this Agreement are specifically contingent upon Buyer's inspection and approval of the Improvements. Buyer shall have until close of business on the twentieth (20th) day after the Effective Date within which to examine the Improvements, at its sole risk and expense, and to determine its approval or disapproval of all or any part thereof ("Inspection Period"). If Buyer finds any of the Improvements unacceptable, in Buyer's sole and absolute discretion, Buyer may terminate this Agreement by written notice of termination to Seller before the expiration of the Inspection Period and by thereafter furnishing Seller with copies of all third party inspection reports or studies obtained by Buyer; upon furnishing Seller with copies of such reports and studies $100.00 of the Earnest Money shall be payable to Seller as independent consideration for Seller's obligations under this Agreement, and the balance of the Earnest Money shall be returned to Buyer and thereafter neither party shall have any rights or liabilities hereunder. If Buyer does not terminate this Agreement before the expiration of the Inspection Period, then (i) the conditions of this Section shall be deemed to have been fully satisfied and (ii) Buyer may not thereafter terminate this Agreement pursuant to this Section.

      Section 13. Supplemental Agreement. It is recognized that the Property is currently being leased by Buyer, pursuant to (i) Lease Agreement dated August 23, 1984, as amended by Amendments dated April 30, 1986 and dated July 15, 1986, said lease, as amended, being hereinafter called the "Building II Lease", the Building II Lease relating to 3.7710 acres which are part of the Property, and (ii) Lease Agreement dated January 28, 1977, as amended by Amendments to Lease dated September 30, 1977, March 11, 1985, September 14, 1984, May 19, 1986 and July 15, 1986,
said lease, as amended, being herein called the "Building I Lease", the Building I Lease relating to 3.2182 acres which are part of the Property. Portions of the property covered by the Building I Lease are further subject to a Sublease (the "Sublease") dated June 21, 1993, between Buyer, as Landlord, and Technical Products & Controls, as Tenant. Accordingly, Seller and Buyer agree as follows:

      As part of the consideration for the purchase of the Property, the Building I and Building II Lease shall be terminated as of the Closing Date and each of Seller and Buyer shall release the other from all obligations thereunder. Rents payable under the Building I Lease and Building II Lease, other than those attributable to ad valorem taxes, operating expenses or common area maintenance, shall be prorated as of the Closing Date with Buyer receiving credit for any prepaid rents to the extent attributable to the period after Closing or paying any unpaid rents to the extent attributable to the period prior to Closing. Any rents paid or to be paid for ad valorem taxes, operating expenses or common area maintenance and any expenses for ad valorem taxes, operating expenses and common area maintenance shall be prorated between Seller and Buyer as of the Closing Date to the extent such parties are obligated therefor under the terms of the Building I or Building II Lease. Any security deposits held by Seller pursuant to the Building I and Building II Lease shall be credited against the Purchase Price.

      Section 14. Offer Only; Effective Date. This Agreement shall be of no force and effect unless executed by Seller and Buyer and the Earnest Money deposited with Title Company all on or before January 25, 1995, time being of the essence. The effective date of this Agreement shall be the date a fully executed copy of this Agreement is deposited with the Title Company ("Effective Date"). All references herein to the date of this Agreement shall mean the Effective Date.

      This Agreement may be executed in any number of counterparts, each of which shall be deemed to be one in the same instrument.

      EXECUTED as of the date and year below written.

                                                       "SELLER"

                                    AMERICAN NATIONAL INSURANCE COMPANY


                                    By:  s/s Michael S. McCroskey
                                    Name: Michael W. McCroskey
                                    Title: Senior Vice President
                                    Date:  1/19/95



                                                 "BUYER"

                                    RELIABILITY INCORPORATED


                                    By: s/s Max T. Langley
                                    Name: Max T. Langley
                                    Title: V.P. Finance
                                    Date: 1/18/95

                         RELIABILITY INCORPORATED

                                Exhibit 21

                           LIST OF SUBSIDIARIES



      Subsidiary                          Jurisdiction of Incorporation
      ----------                          -----------------------------

Reliability Singapore Pte Ltd.                  Singapore
RICR de Costa Rica, S.A.                        Costa Rica


Each subsidiary does business under its respective corporate name.

                         RELIABILITY INCORPORATED

                                Exhibit 23

                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS







      We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-47803) pertaining to the Reliability Incorporated Employee Stock Savings Plan and Trust and in the related Prospectus of our report dated February 10, 1995, with respect to the consolidated financial statements and the schedule of Reliability Incorporated included in this Annual Report (Form 10-K) for the year ended December 31, 1994.




BY/s/ERNST & YOUNG LLP

Houston, Texas
March 17, 1995