Form 10-Q
period 1995-03-31
RELIABILITY INC
filed 1995-05-11
CIK 34285

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1995 Commission File Number 1-7378


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

                    4,242,848 -- Common Stock -- No Par Value
                               as of May 11, 1995

                        RELIABILITY INCORPORATED
                                FORM 10-Q

                            TABLE OF CONTENTS
                             March 31, 1995


                     PART I - FINANCIAL INFORMATION

                                                                 Page No.


Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets:
           March 31, 1995 and December 31, 1994                     3-4

         Consolidated Statements of Operations
           and Retained Earnings:
             Three Months Ended March 31, 1995 and 1994               5

         Consolidated Statements of Cash Flows:
           Three Months Ended March 31, 1995 and 1994                 6

         Notes to Consolidated Financial Statements                7-10

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    11-14


                       PART II - OTHER INFORMATION

Item 1.
  through
Item 5.  Not applicable.                                             15

Item 6.  Exhibits and Reports on Form 8-K.                           15

Signatures                                                           16


The information furnished in this report reflects all adjustments (none of which were other than normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented.

                     PART I - FINANCIAL INFORMATION


Item 1.         Financial Statements

                        RELIABILITY INCORPORATED
                       CONSOLIDATED BALANCE SHEETS

                                 ASSETS

                                                    March 31,   December 31,
                                                      1995          1994
                                                         (In thousands)

Current Assets:
  Cash and Cash Equivalents                         $ 4,821      $ 6,019
  Accounts Receivable                                 2,184        2,502
  Inventories (Note 1)                                2,206        2,099
  Refundable Income Taxes                               132            -
  Deferred Tax Assets                                   231          221
  Other Current Assets                                  300          398
                                                    -------      -------
    Total Current Assets                              9,874       11,239

Property, Plant and Equipment at Cost:
  Machinery and Equipment                            11,524       11,247
  Building and Improvements                           5,688        2,596
  Land                                                  230            -
                                                    -------      -------
                                                     17,442       13,843
  Less Accumulated Depreciation                      12,233       11,918
                                                    -------      -------
                                                      5,209        1,925
Other Assets                                             74          120
                                                    -------      -------
                                                    $15,157      $13,284
                                                    =======      =======
















                         See accompanying notes

                               (unaudited)

                        RELIABILITY INCORPORATED
                       CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND STOCKHOLDERS' EQUITY



                                                    March 31,   December 31,
                                                      1995          1994
                                                        (In thousands)

Current Liabilities:
  Accounts Payable                                  $   630      $   369
  Accrued Liabilities                                 1,444        1,999
  Current Maturities on Long-Term Debt (Note 2)          87            -
  Income Taxes Payable                                   16           17
                                                    -------      -------
    Total Current Liabilities                         2,177        2,385

Long-Term Debt (Note 2)                               2,553            -
Deferred Tax Liabilities                                140          140
Commitments and Contingencies (Note 4)

Stockholders' Equity:
  Common Stock, Without Par Value;
    20,000,000 Shares Authorized,
    4,242,848 Shares Issued                           5,926        5,926
  Retained Earnings                                   4,361        4,833
                                                    -------      -------
    Total Stockholders' Equity                       10,287       10,759
                                                    -------      -------
                                                    $15,157      $13,284
                                                    =======      =======




















                         See accompanying notes

                               (unaudited)

                        RELIABILITY INCORPORATED
       CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                      Three Months Ended March 31,


                                                      1995          1994
                                                    (In thousands, except
                                                       per share data)

Revenues                                            $ 4,093      $ 5,225

Costs and Expenses:
  Cost of Revenues                                    2,449        2,710
  Marketing, General and Administrative               1,696        1,739
  Research and Development                              526          235
                                                    -------      -------
                                                      4,671        4,684
                                                    -------      -------
Operating Income (Loss)                                (578)         541
Interest (Income) Expense, Net (Note 2)                  (1)         (15)
                                                    -------      -------
Income (Loss) Before Income Taxes                      (577)         556

Provision (Benefit) for Income Taxes (Note 1):
  Current                                               (95)          28
  Deferred                                              (10)         (13)
                                                    -------      -------
                                                       (105)          15
                                                    -------      -------
Net Income (Loss)                                      (472)         541

Retained Earnings Beginning of Period                 4,833        2,188
                                                    -------      -------
Retained Earnings End of Period                     $ 4,361      $ 2,729
                                                    =======      =======

Net Income (Loss) Per Share                         $  (.11)     $   .13
                                                    =======      =======














                         See accompanying notes

                               (unaudited)

                        RELIABILITY INCORPORATED
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Three Months Ended March 31,

                                                      1995          1994
                                                         (In thousands)
Cash Flows from Operating Activities:
  Net Income (Loss)                                 $  (472)     $   541
  Adjustments to Reconcile Net Income (Loss) to
    Cash Provided by Operating Activities:
      Depreciation and Amortization                     326          263
      Deferred Income Taxes                             (10)         (13)
      (Gain) Loss on Disposal of Fixed Assets             -           (5)
      Provision for Inventory Obsolescence               17           22
  Increase (Decrease) in Operating Cash Flows:
      Accounts Receivable                               318          440
      Inventories                                      (124)        (533)
      Refundable Income Taxes                          (132)           -
      Other Assets                                      132           35
      Accounts Payable                                  261          115
      Accrued Liabilities                              (555)        (211)
      Income Taxes Payable                               (1)         (10)
      Liability for Restructuring                         -         (134)
                                                    -------      -------
          Total Adjustments                             232          (31)
                                                    -------      -------
Net Cash (Used) Provided by
  Operating Activities                                 (240)         510
                                                    -------      -------
Cash Flows from Investing Activities:
  Expenditures for Property and Equipment            (3,612)         (89)
  Proceeds from Sale of Equipment                        10            6
                                                    -------      -------
Net Cash (Used) by Investing Activities              (3,602)         (83)
                                                    -------      -------
Cash Flows from Financing Activities:
  Issuance of Mortgage Payable                        2,640            -
  Payments on Long-Term Debt                              -          (58)
                                                    -------      -------
Net Cash Provided (Used) by
  Financing Activities                                2,640          (58)
                                                    -------      -------
Effect of Exchange Rate Changes on Cash                   4            2
                                                    -------      -------
Net Increase (Decrease) in Cash                      (1,198)         371
Cash at Beginning of Period                           6,019        2,882
                                                    -------      -------
Cash at End of Period                               $ 4,821      $ 3,253
                                                    =======      =======



                         See accompanying notes

                               (unaudited)

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1995

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

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

Inventories
- -----------

   Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include:

                                                March 31, December 31,
                                                    1995         1994
                                                     (In thousands)

    Raw materials                                  $1,556       $1,299
    Work-in-progress                                  580          726
    Finished goods                                     70           74
                                                   ------       ------
                                                   $2,206       $2,099
                                                   ======       ======

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1995

Income Taxes
- ------------

    The provision for income taxes includes federal, foreign, and state income taxes. The Company accounts for income taxes under the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting amounts and tax basis of assets or liabilities. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and net operating loss and tax credit carryforwards. Deferred tax expense represents the change in the deferred tax asset or liability balances.

    The differences between the effective rate reflected in the provision (benefit) for income taxes on income (loss) before income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% are analyzed below:
                                                          March 31,
                                                      1995          1994
                                                        (In thousands)

   Provision (benefit) at statutory rate              $(196)       $ 189
   Tax benefit of net operating loss
       carryforward                                       -          (79)
   Tax effect of:
      Foreign expenses for which a benefit
        is available                                      -          (37)
      Foreign benefits not recorded due to net
        loss carryforward position                       77            -
      Foreign tax benefit of export
        processing exemption                              -          (54)
   Other                                                 14           (4)
                                                      -----        -----
        Provision (benefit) for income taxes          $(105)       $  15
                                                      =====        =====

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              March 31, 1995

2.  LONG-TERM DEBT AND SHORT TERM BORROWINGS

    Long-term debt at March 31, consisted of the following:

                                                             1995
                                                        (In thousands)

    Mortgage payable; due in monthly installments
      of $26,777, including interest at 9%, beginning
      May 1, 1995                                           $2,640

    Less current maturities                                     87
                                                            ------
    Long-term debt due after one year                       $2,553
                                                            ======

    A lease on the Company's headquarters and manufacturing facility located in Houston, Texas was scheduled to expire in May 1995. In March 1995, the Company purchased the land and building for $3,300,000, of which $660,000 was paid in cash. The $2,640,000 balance is payable in 180 equal monthly installments, including interest at 9%, under a promissory note which is payable to the seller. The note is collateralized by the land and building. The aggregate maturities of the note for the next five years are: 1995 - $57,000; 1996 - $93,000; 1997 - $101,000; 1998 - $111,000; and 1999 -
$121,000.

    The Company's Singapore subsidiary maintains an agreement with a Singapore bank to provide an overdraft facility to the subsidiary of 500,000 Singapore dollars (U.S. $355,000) at the bank's prime rate plus 1% (7-1/4% at March 31, 1995). There were no balances outstanding at March 31, 1995, but amounts utilized under credit commitments totalled $135,000, resulting in credit availability of $220,000 at March 31, 1995. The loan is collateralized by all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank and continuation of the credit facility is at the discretion of the bank.

    Interest (income) expense, for the periods ended March 31, is presented net as follows:
                                                      1995          1994
                                                         (In thousands)

    Interest expense                                  $  69        $   3
    Interest (income)                                   (70)         (18)
                                                      -----        -----
    Interest (income) expense, net                    $  (1)       $ (15)
                                                      =====        =====

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              March 31, 1995

3.  SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest and income taxes for the periods ended March 31 are as follows:
                                                      1995         1994
                                                        (In thousands)

    Interest                                          $  69        $   1

    Income taxes                                      $  38        $   4

4.  COMMITMENTS

    The Company leases manufacturing and office facilities under non-cancellable operating lease agreements, expiring through 1998.

    Future minimum rental payments under leases in effect at March 31, 1995 are: 1995 - $417,000; 1996 - $560,000; 1997 - $312,000; 1998 - $18,000;
subsequent to 1998 - None.

    A lease on the Company's U.S. facility, located in Houston, Texas was scheduled to expire in May 1995. In March 1995, the Company purchased the facility as explained in Note 2 to the Consolidated Financial Statements.

    The Company leases manufacturing and office space in its U.S. facility to a third party under an agreement expiring in May 1995. In April 1995, the Company entered into a letter agreement to extend the lease for a period of three years. Future income under the lease will be as follows: 1995 -
 $79,000; 1996 - $111,000; 1997 - $122,000; and 1998 - $53,000.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             March 31, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

    Management considers cash provided by operations and retained earnings to be the primary sources of capital. The Company maintained a line of credit, through the fourth quarter of 1994, to supplement these primary sources of capital and has historically leased its major facilities, reducing the need to expend capital on such items. Changes in the Company's financial condition and liquidity since March 31, 1994 are generally attributable to changes in cash flows from operating activities and the purchase of the Company's headquarters facility in March 1995. Reduction in expenses related to the restructuring of operations, which was completed in the first quarter of 1993, contributed to profitability and a significant improvement in the Company's financial condition during 1994. Factors discussed in the management's discussion included in the Company's 1994 Form 10-K are also applicable to operations for the first quarter of 1995 and should be read in conjunction with this discussion.

    Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following chart:

                                     March 31,  December 31,   March 31,
                                       1995         1994         1994

  Working Capital:
   Working Capital (in thousands)     $7,697       $8,854       $6,549
   Current Ratio                     4.5 to 1     4.7 to 1     3.6 to 1
  Equity Ratios:
   Total Liabilities to Equity           0.4          0.2          0.3
   Assets to Equity                      1.5          1.2          1.3
  Profitability Ratios:
   Gross Profit                           40 %         46 %         48 %
   Return on Sales                       (12)%         11 %         10 %
   Return on Assets (Annualized)         (12)%         20 %         19 %
   Return on Equity (Annualized)         (18)%         25 %         25 %

   The Company's financial condition improved significantly during 1994 and declined slightly during 1995. Working capital increased to $7.7 million at March 31, 1995, from $6.5 million at March 31, 1994, and the ratio of current assets to current liabilities increased to 4.5 at March 31, 1995, compared to 3.6 at March 31, 1994. The improvement is attributable to cash provided by operating activities during 1994. A significant element of cash provided by operations, in 1994, was net income of $2.6 million. Expense reductions which included reductions in personnel levels and restructuring of operations, reduction in excess leased space and a general reduction in most expense items contributed to the Company reporting income in 1994. The

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             March 31, 1995

Company operated below its breakeven point in the first quarter of 1995, resulting in a loss for the quarter ended March 31, 1995. The loss resulted in a modest decline in the Company's financial condition in 1995.

   Net cash used in operating activities for the quarter ended March 31, 1995 was $240,000, contrasted with $510,000 provided by operations in the first quarter of 1994. The principal items contributing to the cash used in operations in 1995 were the net loss of $472,000, and a decrease in accrued liabilities of $555,000. The net loss was attributable to a decrease in revenues and the decrease in accrued liabilities resulted from payment of incentive bonuses and other accruals, which were related to 1994, in the first quarter of 1995.

   The Company used cash flow from operations to pay off all bank debt in the latter part of 1993. The Company did not need to utilize its principal line of credit during 1994 and allowed the U.S. line of credit to expire in November 1994. The Company's Singapore subsidiary maintains a small overdraft facility to support the subsidiary's credit commitments. The subsidiary could borrow $220,000 under the facility at March 31, 1995. Current projections indicate that the Company's cash and cash equivalent balances and future cash generated by operations will be sufficient to meet the cash requirements of the Company during 1995. The Company may, however, during 1995, establish a credit facility with a financial institution to provide credit availability to supplement cash provided by operations, if required.

   Capital expenditures during the first three months of 1995 and 1994 were $3,612,000 and $89,000, respectively. Expenditures for 1995 include the purchase of the Company's headquarters facility for $3.3 million. The purchase will significantly reduce the Company's occupancy expenses. Management currently projects that 1995 expenditures, excluding the purchase of the U.S. facility, may exceed $1.4 million.

RESULTS OF OPERATIONS

   Three months ended March 31, 1995 compared to three months ended March 31, 1994.

REVENUES

      Revenues for the 1995 three month period were $4.1 million compared to $5.2 million for the 1994 quarter. Conditioning Products and Power Sources revenues decreased $756,000, and $479,000, respectively, while Conditioning Services revenues increased $103,000.

   Demand for Conditioning Products decreased during 1994, resulting in a significant decrease in backlog in this segment in 1994. The decrease resulted in a decline in revenues from the sale of burn-in products during the first quarter of 1995, compared to the first quarter of 1994. The decrease was reduced somewhat by modest increases in revenues from the sale

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             March 31, 1995


of INTERSECT(tm) and Loader and Unloader products. Demand for Conditioning Products increased significantly during the first quarter of 1995, resulting in an increase in backlog in this segment from $3.0 million at December 31, 1994 to $8.1 million at March 31, 1995.

   Revenues in the Power Sources segment were $976,000 for the first quarter of 1995, reflecting a 33% decease from the first quarter of 1994. The decrease resulted from volume and unit price decreases due to decreased demand and product mix changes. Revenues in this segment in 1995 declined only 7% compared to the fourth quarter of 1994.

   Revenues in the Services segment, for the 1995 quarter, were $1.9 million, an increase of 6% compared to the 1994 quarter. Revenues related to conditioning services increased at the Company's North Carolina Services facility, but decreased at the Singapore Service facility. These changes were primarily due to changes in demand.

COSTS AND EXPENSES

   Total costs and expenses for the 1995 quarter, compared to the 1994 quarter, decreased only $13,000 to $4.7 million, compared to the revenue decrease of $1.1 million. Cost of revenues decreased $261,000; marketing, general and administrative expenses decreased $43,000 and research and development expenses increased $291,000.

   The decrease in the gross profit from 48% in 1994 to 40% in 1995 is attributable to all business segments and resulted from revenue decreases in the Conditioning Products and Power Sources segments and an increase in expenses in the Services segment. The decrease in the gross profit in the Conditioning Products segment results primarily from the decline in revenues. Expenses remained low, but volumes for most product lines were below levels necessary to fully absorb manufacturing overhead costs. The gross profit in the Services segment, in the first quarter of 1995, approximates the historical rate in this segment, but is less than the rate in the first quarter of 1994. The 1994 gross profit rate was high due to unusually high productivity.

   The decrease in the gross profit in the Power Sources segment is attributable to significant volume decreases and unit price decreases, without a corresponding decrease in manufacturing overhead costs.

   Marketing, general and administrative expenses, for the 1995 quarter, decreased $43,000 in comparison to a $1.1 million decrease in revenues. Revenues for the first quarter of 1995 were unusually low and are forecasted to increase based on the Company's backlog as of March 31, 1995. Marketing, General and Administrative expenses for 1995 were maintained at levels necessary to maintain operations throughout 1995.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             March 31, 1995


RESEARCH AND DEVELOPMENT

   Research and development costs increased to $526,000 in 1995, compared to $235,000 in the 1994 quarter. The increase relates primarily to development cost associated with orders for INTERSECT(tm) products which are included in the Company's backlog at March 31, 1995. These products are scheduled for delivery beginning in the second quarter of 1995.

INTEREST (INCOME) EXPENSE

   The change in net interest reflects significant increases in interest expense and interest income. Interest expense increased due to the payment of interest on debt associated with the purchase of the Company's U.S. facility. The purchase was finalized in March 1995, but interest on the debt was effective December 15, 1994. Interest income increased due to an increase in investable cash balances and an increase in interest rates.

PROVISION (BENEFIT) FOR INCOME TAXES

   The Company's effective tax benefit rate was 18% in 1995, compared to a tax rate of 3% in 1994. The principal reason the Company's effective tax rate varied from the U.S. statutory rate in 1995 was that tax benefits were not available to a foreign subsidiary due to net operating loss limitations. The Company recorded a tax benefit associated with a U.S. loss during the first quarter of 1995, due to management's forecast that realization of the benefit in 1995 is more likely than not. The Company's effective tax rate differed from the U.S. tax rate of 34% in 1994 due to tax benefits of net operating loss carryforwards, tax benefits related to expenses incurred in shutting down a foreign subsidiary, and a tax benefit of an export processing exemption.

                        RELIABILITY INCORPORATED
                            OTHER INFORMATION

                             March 31, 1995


                      PART II.   OTHER INFORMATION


Items 1 through 5.

   Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

    (a) Not applicable.

    (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1995.

                        RELIABILITY INCORPORATED
                               SIGNATURES

                              March 31, 1995



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





RELIABILITY INCORPORATED
      (Registrant)







BY /s/ Larry Edwards
Larry Edwards                                          DATE:  May 11, 1995
President and
Chief Executive Officer




BY /s/ Max T. Langley
Max T. Langley                                         DATE:  May 11, 1995
Sr. Vice President - Finance
and Chief Financial Officer