Form 10-Q
period 1995-06-30
RELIABILITY INC
filed 1995-08-11
CIK 34285

f

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1995 Commission File Number 1-7378


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

                    4,242,848 -- Common Stock -- No Par Value
                               as of August 11, 1995

                        RELIABILITY INCORPORATED
                                FORM 10-Q

                            TABLE OF CONTENTS
                             June 30,  1995


                     PART I - FINANCIAL INFORMATION

                                                                 Page No.


Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets:
            June 30, 1995 and December 31, 1994                     3-4

         Consolidated Statements of Operations
           and Retained Earnings:
            Six Months Ended June 30, 1995 and 1994                   5
            Three Months Ended June 30, 1995 and 1994                 6

         Consolidated Statements of Cash Flows:
            Six Months Ended June 30, 1995 and 1994                   7

         Notes to Consolidated Financial Statements                8-11

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    12-17


                       PART II - OTHER INFORMATION

Item 1.
  through
Item 5.  Not applicable.                                             18

Item 6.  Exhibits and Reports on Form 8-K.                           18

Signatures                                                           19

Exhibit                                                         20 - 22

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

                     PART I - FINANCIAL INFORMATION


Item 1.         Financial Statements

                        RELIABILITY INCORPORATED
                       CONSOLIDATED BALANCE SHEETS
                             (In thousands)

                                 ASSETS

                                                    June 30,    December 31,
                                                      1995          1994

Current Assets:
  Cash and Cash Equivalents                         $ 2,253      $ 6,019
  Accounts Receivable                                 4,362        2,502
  Inventories (Note 1)                                4,187        2,099
  Deferred Tax Assets                                   350          221
  Other Current Assets                                  145          398
                                                    -------      -------
    Total Current Assets                             11,297       11,239

Property, Plant and Equipment at Cost:
  Machinery and Equipment                            12,022       11,247
  Building and Improvements                           5,698        2,596
  Land                                                  230            -
                                                    -------      -------
                                                     17,950       13,843
    Less Accumulated Depreciation                    12,661       11,918
                                                    -------      -------
                                                      5,289        1,925
Other Assets                                             74          120
                                                    -------      -------
                                                    $16,660      $13,284
                                                    =======      =======

















                         See accompanying notes

                               (unaudited)

                        RELIABILITY INCORPORATED
                       CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                    (In thousands, except share data)


                                                    June 30,    December 31,
                                                      1995          1994

Current Liabilities:
  Accounts Payable                                  $ 1,076      $   369
  Accrued Liabilities                                 1,894        1,999
  Current Maturities on Long-Term Debt (Note 2)          89            -
  Income Taxes Payable                                  117           17
                                                    -------      -------
    Total Current Liabilities                         3,176        2,385

Long-Term Debt (Note 2)                               2,530            -
Deferred Tax Liabilities                                140          140
Commitments and Contingencies (Note 4)                    -            -

Stockholders' Equity:
  Common Stock, Without Par Value;
    20,000,000 Shares Authorized,
    4,242,848 Shares Issued                           5,926        5,926
  Retained Earnings                                   4,888        4,833
                                                    -------      -------
    Total Stockholders' Equity                       10,814       10,759
                                                    -------      -------
                                                    $16,660      $13,284
                                                    =======      =======





















                         See accompanying notes

                               (unaudited)

                        RELIABILITY INCORPORATED
       CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                       Six Months Ended June 30,
                  (In thousands, except per share data)

                                                      1995          1994

Revenues                                             $9,860      $11,905

Costs and Expenses:
  Cost of Revenues                                    5,271        6,053
  Marketing, General and Administrative               3,390        3,803
  Research and Development                            1,090          372
                                                     ------      -------
                                                      9,751       10,228
                                                     ------      -------
Operating Income                                        109        1,677
Interest (Income) Expense, Net (Note 2)                   2          (34)
                                                     ------      -------
Income Before Income Taxes                              107        1,711
                                                     ------      -------
Provision (Benefit) for Income Taxes (Note 1):
  Current                                               181          107
  Deferred                                             (129)         (33)
                                                     ------      -------
                                                         52           74
                                                     ------      -------
Net Income                                               55        1,637

Retained Earnings Beginning of Period                 4,833        2,188
                                                     ------      -------
Retained Earnings End of Period                      $4,888      $ 3,825
                                                     ======      =======

Net Income Per Share                                 $  .01      $   .39
                                                     ======      =======
















                         See accompanying notes

                               (unaudited)

                        RELIABILITY INCORPORATED
       CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                       Three Months Ended June 30,
                  (In thousands, except per share data)

                                                      1995         1994

Revenues                                            $ 5,767      $ 6,680

Costs and Expenses:
  Cost of Revenues                                    2,822        3,343
  Marketing, General and Administrative               1,694        2,064
  Research and Development                              564          137
                                                    -------      -------
                                                      5,080        5,544
                                                    -------      -------
Operating Income                                        687        1,136
Interest (Income) Expense, Net (Note 2)                   3          (19)
                                                    -------      -------
Income Before Income Taxes                              684        1,155
                                                    -------      -------
Provision (Benefit) for Income Taxes (Note 1):
  Current                                               276           79
  Deferred                                             (119)         (20)
                                                    -------      -------
                                                        157           59
                                                    -------      -------
Net Income                                              527        1,096

Retained Earnings Beginning of Period                 4,361        2,729
                                                    -------      -------
Retained Earnings End of Period                     $ 4,888      $ 3,825
                                                    =======      =======
Net Income Per Share                                $   .12      $   .26
                                                    =======      =======

















                         See accompanying notes

                               (unaudited)

                        RELIABILITY INCORPORATED
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                        Six Months Ended June 30,
                             (In thousands)

                                                      1995          1994

Cash Flows from Operating Activities:
  Net Income                                        $    55      $ 1,637
  Adjustments to Reconcile Net Income to
    Cash (Used) by Operating Activities:
      Depreciation and Amortization                     595          540
      Deferred Income Taxes                            (129)         (33)
      Provision for Inventory Obsolescence              144           55
      (Gain) on Disposal of Fixed Assets                (15)          (2)

  Increase (Decrease) in Operating Cash Flows:
      Accounts Receivable                            (1,860)      (1,829)
      Inventories                                    (2,232)      (1,164)
      Other Assets                                      288          109
      Accounts Payable                                  707          232
      Accrued Liabilities                              (105)          14
      Income Taxes Payable                              100           47
      Liability for Restructuring                         -         (154)
                                                    -------      -------
          Total Adjustments                          (2,507)      (2,185)
                                                    -------      -------
Net Cash (Used) by
  Operating Activities                               (2,452)        (548)
                                                    -------      -------
Cash Flows from Investing Activities:
  Expenditures for Property and Equipment            (3,979)        (386)
  Proceeds from Sale of Equipment                        44            6
                                                    -------      -------
Net Cash (Used) by Investing Activities              (3,935)        (380)
                                                    -------      -------
Cash Flows from Financing Activities:
  Issuance of Mortgage Payable                        2,640            -
  Payments on Long-Term Debt                            (21)         (58)
                                                    -------      -------
Net Cash Provided (Used) by
  Financing Activities                                2,619          (58)
                                                    -------      -------
Effect of Exchange Rate Changes on Cash                   2            4
                                                    -------      -------
Net (Decrease) in Cash                               (3,766)        (982)
Cash at Beginning of Period                           6,019        2,882
                                                    -------      -------
Cash at End of Period                               $ 2,253      $ 1,900
                                                    =======      =======


                         See accompanying notes

                               (unaudited)

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              June 30, 1995

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

Inventories
- -----------

   Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include:

                                                 June 30,   December 31,
                                                    1995         1994
                                                     (In thousands)

    Raw materials                                  $2,087       $1,299
    Work-in-progress                                1,980          726
    Finished goods                                    120           74
                                                   ------       ------
                                                   $4,187       $2,099
                                                   ======       ======

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              June 30, 1995

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

    The differences between the effective rate reflected in the provision for income taxes on income before income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% are analyzed below:

                                                          June 30,
                                                      1995          1994
                                                        (In thousands)

   Provision at statutory rate                        $  36        $ 582
   Change in valuation allowance                        (66)         (27)
   Tax benefit of net operating loss
       carryforward                                       -         (355)
   Tax effect of:
      Foreign expenses for which a benefit
        is available                                      -          (37)
      Foreign benefits not recorded due to
        net operating loss carryforward position         47            -
      Foreign tax benefit of export
        processing exemption                              -         (103)
      Other                                              35           14
                                                      -----        -----
        Provision for income taxes                    $  52        $  74
                                                      =====        =====

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              June 30, 1995

2.  LONG-TERM DEBT AND SHORT TERM BORROWINGS

    Long-term debt at June 30, consisted of the following:

                                                             1995
                                                        (In thousands)

    Mortgage payable; due in monthly installments
      of $26,777, including interest at 9%, beginning
      May 1, 1995                                           $2,619
    Less current maturities                                     89
                                                            ------
    Long-term debt due after one year                       $2,530
                                                            ======

    A lease on the Company's headquarters and manufacturing facility located in Houston, Texas was scheduled to expire in May 1995. In March 1995, the Company purchased the land and building for $3,300,000, of which $660,000 was paid in cash. The $2,640,000 balance is payable in 180 equal monthly installments, including interest at 9%, under a promissory note which is payable to the seller. The note is collateralized by the land and building. The aggregate maturities of the note for the next five years are: 1995 - $36,000; 1996 - $93,000; 1997 - $101,000; 1998 - $111,000; and 1999 -
$121,000.

    The Company's Singapore subsidiary maintains an agreement with a Singapore bank to provide an overdraft facility to the subsidiary of 500,000 Singapore dollars (U.S. $357,000) at the bank's prime rate plus 1% (7% at June 30, 1995). There were no balances outstanding at June 30, 1995, but amounts utilized under credit commitments totalled $141,000, resulting in credit availability of $216,000 at June 30, 1995. The loan is collateralized by all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank and continuation of the credit facility is at the discretion of the bank.

    Interest (income) expense, for the periods ended June 30, is presented net as follows:
                                                      1995          1994
                                                         (In thousands)

    Interest expense                                  $ 128        $   4
    Interest (income)                                  (126)         (38)
                                                      -----        -----
    Interest (income) expense, net                    $   2        $ (34)
                                                      =====        =====

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              June 30, 1995

3.  SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest and income taxes for the periods ended June 30 are as follows:
                                                      1995         1994
                                                        (In thousands)

    Interest                                           $128        $ 1

    Income taxes                                       $ 81        $24

4.  COMMITMENTS

    The Company leases manufacturing and office facilities under non-cancellable operating lease agreements, expiring through 1998.

    Future minimum rental payments under leases in effect at June 30, 1995 are: 1995 - $280,000; 1996 - $566,000; 1997 - $318,000; 1998 - $18,000;
subsequent to 1998 - None.

    The Company leased manufacturing and office space in its U.S. facility to a third party under an agreement that expired in May 1995. In May 1995, the Company entered into a letter agreement which converted the lease to a month-to-month lease at a monthly rental of $11,000.

5.  SUBSEQUENT EVENT

    On July 1, 1995, the Company entered into a revolving credit agreement with First Interstate Bank of Texas, N.A. The facility allows borrowings through July 1, 1997 of up to $2,000,000 at the bank's base rate (9% at July 1, 1995). Credit availability is limited to 80% of eligible accounts receivable, as defined, of the U.S. Company and its Costa Rica subsidiary, plus 30% of U.S. inventories, limited to $750,000. The credit facility requires compliance with certain financial loan covenants related to tangible net worth, current ratio, debt to tangible net worth and fiscal year-end losses. The loan is unsecured except that if the Company violates certain financial covenants accounts receivable, inventories and certain other assets of the U.S. Company will become collateral for the loan. The Company is in compliance with the financial requirements of the agreement.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              June 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

    Management considers cash provided by operations and retained earnings to be the primary sources of capital. The Company has maintained lines of credit to supplement these primary sources of capital and leased most of its facilities, reducing the need to expend capital on such items. Changes in the Company's financial condition and liquidity since June 30, 1994 are generally attributable to changes in cash flows from operating activities and the purchase of the Company's headquarters facility in March 1995. Reduction in expenses related to the restructuring of operations, which was completed in the first quarter of 1993, contributed to profitability and a significant improvement in the Company's financial condition during 1994 and 1995. Factors discussed in the management's discussion included in the Company's 1994 Form 10-K are also applicable to operations for the six months of 1995 and should be read in conjunction with this discussion.

    Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following chart:

                                     June 30,   December 31,   June 30,
                                       1995         1994         1994

  Working Capital:
   Working Capital (in thousands)     $8,121       $8,854       $7,600
   Current Ratio                     3.6 to 1     4.7 to 1     3.7 to 1
  Equity Ratios:
   Total Liabilities to Equity           0.5          0.2          0.3
   Assets to Equity                      1.5          1.2          1.3
  Profitability Ratios:
   Gross Profit                           47 %         46 %         49 %
   Return on Revenues                      1 %         11 %         14 %
   Return on Assets (Annualized)           1 %         20 %         26 %
   Return on Equity (Annualized)           1 %         25 %         34 %

   The Company's financial condition improved significantly during 1994 and has remained very strong during 1995. Working capital increased to $8.1 million at June 30, 1995, from $7.6 million at June 30, 1994, and the ratio of current assets to current liabilities was 3.6 at June 30, 1995, compared to 3.7 at June 30, 1994. The improvement was attributable to cash provided by operating activities during the year ended December 31, 1994 of $3.9 million. Increases in demand for the Company's products and services during the first half of 1995 resulted in a significant increase in the Company's
backlog at  June 30, 1995.   The operating  effects of  this increase have

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              June 30, 1995

affected various elements of cash provided by operations. The Company has maintained a strong working capital position. The potential negative impact of the low revenues levels during the first half of 1995 have been minimized by expense controls. These expense controls resulted in expense reductions, reduction in excess leased space and a general reduction in most expense items which contributed to the Company reporting net income in 1994 and a small profit in 1995.

   Net cash used in operating activities for the six months ended June 30, 1995 was $2.5 million, compared with $548,000 used in the first six months of 1994. The principal items contributing to the cash used in operations in 1995 were increases in accounts receivable and inventories of $1.9 and $2.2 million, respectively, and a decrease in accrued liabilities of $707,000. The changes are attributable to the Company operating at an increased level of operations during 1995. The increase in activity is supporting the production activities related to the increase in backlog and a corresponding increase in revenues which is forecast to occur in the second half of 1995.

   The Company used cash flow from operations to pay off all bank debt in the latter part of 1993. The Company did not need to utilize its principal line of credit during 1994 and allowed the U.S. line of credit to expire in November 1994. The Company's Singapore subsidiary maintains a small overdraft facility to support the subsidiary's credit commitments. The subsidiary could borrow $216,000 under the facility at June 30, 1995. Current projections indicate that the Company's cash and cash equivalent balances and future cash generated by operations will be sufficient to meet the cash requirements of the Company during 1995. The Company, in July 1995, established a credit facility with a financial institution to provide credit availability of $2.0 million to supplement cash provided by operations, if required.

   Capital expenditures during the first half of 1995 and 1994 were $4.0 million and $386,000, respectively. Expenditures for 1995 include the purchase of the Company's headquarters facility for $3.3 million. The purchase has significantly reduced the Company's occupancy expenses. Management currently projects that 1995 expenditures, excluding the purchase of the U.S. facility, may exceed $2.5 million.

RESULTS OF OPERATIONS

   Six months ended June 30, 1995 compared to six months ended June 30, 1994.

REVENUES

      Revenues for the 1995 six month period were $9.9 million compared to $11.9 million for the 1994 period. Conditioning Products and Power Sources revenues decreased $1,632,000 and $808,000, respectively, while Conditioning Services revenues increased $395,000.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              June 30, 1995


   Demand for Conditioning Products decreased during 1994, resulting in a significant decrease in backlog in this segment in 1994. Due to the lag time between order entry and shipment, the decrease in backlog resulted in a significant decline in revenues from the sale of Intersect(tm) products and a small decrease in revenues from the sale of burn-in products during the first half of 1995, compared to the first half of 1994. The decrease in revenues was reduced somewhat by modest increases in revenues from the sale of LOADER and UNLOADER products. Demand for Conditioning Products increased significantly during the first half of 1995, resulting in an increase in backlog in this segment from $2.6 million at December 31, 1994 to $12.4 million at June 30, 1995. Continued strong demand for products provided by the semiconductor industry resulted in the increase in demand for Conditioning Products sold by the Company.

   Revenues in the Power Sources segment were $2.2 million for the first half of 1995, reflecting a 27% decrease from the first half of 1994. The decrease resulted from volume and unit price decreases due to decreased demand and product mix changes.

   Revenues in the Services segment, for the first half of 1995, were $4.1 million, an increase of 11% compared to the 1994 period. Revenues related to conditioning services increased at both of the Company's Services facilities, but increased at a slower rate at the Singapore Service facility that at the North Carolina facility. These changes were due to increases in demand by semiconductor manufacturers.

COSTS AND EXPENSES

   Total costs and expenses for the 1995 six month period, compared to the 1994 period, decreased $477,000 to $9.8 million, compared to the revenue decrease of $2.0 million. Cost of revenues decreased $782,000; marketing, general and administrative expenses decreased $413,000 and research and development expenses increased $718,000.

   The decrease in the gross profit from 49% in 1994 to 47% in 1995 is attributable to the Power Sources and Conditioning Services business segments and resulted from revenue decreases in the Power Sources segments and costs increasing at a rate greater than the revenue increase in the Services segment. The increase in the gross profit in the Conditioning Products segment results primarily from changes in product mix and expense controls. The decrease in the gross profit in the Power Sources segment is also attributable to volume decreases and unit price decreases, without a corresponding decrease in manufacturing overhead costs.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              June 30, 1995

   Marketing, general and administrative expenses, for the first half of 1995 decreased $413,000 in comparison to a $2.0 million decrease in revenues. The decrease is due primarily to stringent expense controls and decreases in some volume-related expenses, such as commissions. Revenues for the first half of 1995 were low and are forecasted to increase based on the Company's backlog as of June 30, 1995. Marketing, general and administrative expenses for 1995 were maintained at levels necessary to sustain operations throughout 1995.

   Research and development costs increased to $1,090,000 in 1995, compared to $372,000 in the 1994 period. The increase relates primarily to development cost associated with orders for INTERSECT(tm) products and new models of CRITERIA products, which are included in the Company's backlog at June 30, 1995. Delivery of some of the new products began in the first half of 1995 and other new products are scheduled for delivery beginning in the third quarter of 1995.

INTEREST (INCOME) EXPENSE

   The change in net interest reflects significant increases in interest expense and interest income. Interest expense increased due to the payment of interest on debt associated with the purchase of the Company's U.S. facility. The purchase was finalized in March 1995, but interest on the debt was effective December 15, 1994. Interest income increased due to an increase in cash available for investment and an increase in interest rates.


PROVISION FOR INCOME TAXES

   The Company's effective tax rate was 49% in 1995, compared to a tax rate of 4% in 1994. The principal reason the Company's effective tax rate varied from the U.S. statutory rate in 1995 was that tax benefits were not available for losses of a foreign subsidiary and the U.S. Company utilized deferred tax asset carryforwards to reduce income tax expense in 1995. The Company's effective tax rate differed from the U.S. tax rate of 34% in 1994 due to utilization of tax benefits of net operating loss carryforwards, tax benefits related to expenses incurred in shutting down a foreign subsidiary, and a tax benefit from an export processing exemption.


   Three months ended June 30, 1995, compared to three months ended June
30, 1994.

REVENUES

   Revenues for the 1995 three-month period decreased $913,000 to $5.8 million. Revenues in the Services segment increased $293,000. Conditioning Products and Power Sources revenues decreased $876,000 and $330,000, respectively.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             June 30, 1995


   Revenues in the Conditioning Products segment were $2.3 million for the second quarter of 1995 which is a decrease of $876,000 over the second quarter of 1994 and is related to product mix changes. Revenues from the sale of loader and unloader products and burn-in products increased 74%, while revenues from the sale of INTERSECT products decreased significantly due to volume decreases.

   Revenues in the Power Sources segment were $1.3 million for the second quarter of 1995, reflecting a 21% decrease from the 1994 quarter. Revenues were affected by a decrease in unit volume and unit price decreases due to product mix changes and a decrease in demand.

   Revenues in the Services segment for the 1995 quarter were $2.2 million, an increase of 16% compared to the corresponding 1994 quarter. The increase is related to both of the Company's services facilities, as noted in the above discussion related to the six month period ended June 30, 1995. The increase was partially offset, during the 1995 quarter, by a decrease in revenues from the sale of burn-in products to Services customers at the Singapore facility.

COSTS AND EXPENSES

   Total costs and expenses decreased $464,000 to $5.1 million in comparison to the revenue decrease of $913,000. Cost of revenues decreased $521,000, marketing, general and administrative expenses decreased $370,000 and research and development expenses increased $427,000.

   The increase in the gross profit from 50% in the 1994 quarter to 51% in 1995 is attributable primarily to the Conditioning Products segment and, to a lesser extent, the Conditioning Services business segment. The gross profit in the Conditioning Products segment increased due to changes in product mix and cost reductions due to production volume increases. A decrease in the gross profit in the Power Sources segment is attributable to revenue decreases, as discussed in the above six months discussion. The principal reason for the increase in the gross profit in the Services segment is production efficiencies related to volume increases.
   Marketing, general and administrative expenses for the 1995 quarter decreased $370,000. The decrease in expenses is primarily related to expense controls and a decrease in volume related expenses in the Conditioning Products and Power Sources segments due to the decrease in revenues.

   Research and development costs increased from $137,000 in 1994 to $564,000 in 1995. The reasons for the increase are explained in the above discussion of the six month period.

                        RELIABILITY INCORPORATED
                 MANGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              June 30, 1995


PROVISION FOR INCOME TAXES

   The Company's effective tax rate was 23% for the quarter ended June 30, 1995, compared to a tax rate of 5% for the 1994 quarter. The factors affecting income taxes for the quarters ended June 30, 1995 and 1994 are the same as those discussed in the above narrative related to income taxes for the six months ended June 30, 1995.

                        RELIABILITY INCORPORATED
                            OTHER INFORMATION

                      PART II.   OTHER INFORMATION


Items 1 through 5.

   Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits:

        Exhibit No.            Description                  Page No.

            3                 Restated Articles of
                              Incorporation (with
                              amendments)                   20 - 22

    (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1995.

                        RELIABILITY INCORPORATED
                               SIGNATURES

                              June 30, 1995



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





RELIABILITY INCORPORATED
      (Registrant)







BY /s/ Larry Edwards
Larry Edwards                                    DATE: August 11, 1995
President and
Chief Executive Officer




BY /s/ Max T. Langley
Max T. Langley                                   DATE: August 11, 1995
Sr. Vice President - Finance
and Chief Financial Officer