Form 10-Q
period 1995-09-30
RELIABILITY INC
filed 1995-10-25
CIK 34285

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1995 Commission File Number 1-7378


                           RELIABILITY INCORPORATED
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             TEXAS                                 75-0868913
-------------------------------       -----------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)



         16400 Park Row
         Post Office Box 218370
         Houston, Texas                                        77218-8370
----------------------------------------                       ----------
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

                    4,242,848 -- Common Stock -- No Par Value
                            as of October 25, 1995

                            RELIABILITY INCORPORATED
                                   FORM 10-Q

                               TABLE OF CONTENTS

                              September 30,  1995


                         PART I - FINANCIAL INFORMATION

                                                               Page No.
Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets:
            September 30, 1995 and December 31, 1994             3-4

         Consolidated Statements of Operations
           and Retained Earnings:
            Nine Months Ended September 30, 1995 and 1994          5
            Three Months Ended September 30, 1995 and 1994         6

         Consolidated Statements of Cash Flows:
            Nine Months Ended September 30, 1995 and 1994          7

         Notes to Consolidated Financial Statements             8-11

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                 12-17

                          PART II - OTHER INFORMATION

Item 1.
  through
Item 5.  Not applicable.                                          18

Item 6.  Exhibits and Reports on Form 8-K.                        18

Signatures                                                        19


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

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements

                            RELIABILITY INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                             September 30,  December 31,
                                                 1995           1994

Current Assets:
 Cash and Cash Equivalents                      $ 1,879       $ 6,019
 Accounts Receivable                              7,116         2,502
 Inventories (Note 1)                             5,525         2,099
 Deferred Tax Assets                                487           221
 Other Current Assets                               381           398
                                                -------       -------
  Total Current Assets                           15,388        11,239

Property, Plant and Equipment at Cost:
 Machinery and Equipment                         12,372        11,247
 Building and Improvements                        5,740         2,596
 Land                                               230             -
                                                -------       -------
                                                 18,342        13,843
  Less Accumulated Depreciation                  12,868        11,918
                                                -------       -------
                                                  5,474         1,925
Other Assets                                         69           120
                                                -------       -------
                                                $20,931       $13,284
                                                =======       =======



                             See accompanying notes

                                  (unaudited)

                            RELIABILITY INCORPORATED
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                                                     September 30,  December 31,
                                                         1995           1994

Current Liabilities:
 Accounts Payable                                       $ 1,914       $   369
 Accrued Liabilities                                      2,865         1,999
 Current Maturities on Long-Term Debt (Note 2)               91             -
 Income Taxes Payable                                       685            17
                                                        -------       -------
  Total Current Liabilities                               5,555         2,385

Long-Term Debt (Note 2)                                   2,506             -
Deferred Tax Liabilities                                    140           140
Commitments and Contingencies (Note 4)                        -             -

Stockholders' Equity:
 Common Stock, Without Par Value;
  20,000,000 Shares Authorized,
  4,242,848 Shares Issued                                 5,926         5,926
 Retained Earnings                                        6,804         4,833
                                                        -------       -------
  Total Stockholders' Equity                             12,730        10,759
                                                        -------       -------
                                                        $20,931       $13,284
                                                        =======       =======



                             See accompanying notes

                                  (unaudited)

                            RELIABILITY INCORPORATED
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                        Nine Months Ended September 30,
                     (In thousands, except per share data)

                                                    1995      1994

Revenues                                          $21,146   $19,046

Costs and Expenses:
 Cost of Revenues                                  10,628    10,141
 Marketing, General and Administrative              5,876     5,504
 Research and Development                           1,725       755
                                                  -------   -------
                                                   18,229    16,400
                                                  -------   -------
Operating Income                                    2,917     2,646
Interest (Income) Expense, Net (Note 2)                37       (75)
                                                  -------   -------
Income Before Income Taxes                          2,880     2,721
                                                  -------   -------
Provision (Benefit) for Income Taxes (Note 1):
 Current                                            1,175       287
 Deferred                                            (266)     (194)
                                                  -------   -------
                                                      909        93
                                                  -------   -------
Net Income                                          1,971     2,628

Retained Earnings Beginning of Period               4,833     2,188
                                                  -------   -------
Retained Earnings End of Period                   $ 6,804   $ 4,816
                                                  =======   =======

Net Income Per Share                                 $.46      $.62
                                                  =======   =======



                             See accompanying notes

                                  (unaudited)

                            RELIABILITY INCORPORATED
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                        Three Months Ended September 30,
                     (In thousands, except per share data)

                                                    1995     1994

Revenues                                          $11,286   $7,141

Costs and Expenses:
 Cost of Revenues                                   5,357    4,088
 Marketing, General and Administrative              2,486    1,701
 Research and Development                             635      383
                                                  -------   ------
                                                    8,478    6,172
                                                  -------   ------
Operating Income                                    2,808      969
Interest (Income) Expense, Net (Note 2)                35      (41)
                                                  -------   ------
Income Before Income Taxes                          2,773    1,010
                                                  -------   ------
Provision (Benefit) for Income Taxes (Note 1):
 Current                                              994      180
 Deferred                                            (137)    (161)
                                                  -------   ------
                                                      857       19
                                                  -------   ------
Net Income                                          1,916      991

Retained Earnings Beginning of Period               4,888    3,825
                                                  -------   ------
Retained Earnings End of Period                   $ 6,804   $4,816
                                                  =======   ======
Net Income Per Share                                 $.45     $.23
                                                  =======   ======



                             See accompanying notes

                                  (unaudited)

                            RELIABILITY INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        Nine Months Ended September 30,
                                 (In thousands)

                                                   1995     1994

Cash Flows from Operating Activities:
 Net Income                                      $ 1,971   $2,628
 Adjustments to Reconcile Net Income to Cash
  (Used) Provided by Operating Activities:
   Depreciation and Amortization                     875      809
   Change in deferred tax assets and
    liabilities                                     (266)    (194)
   Provision for Inventory Obsolescence              155      112
   (Gain) on Disposal of Fixed Assets                (21)      (2)
 Increase (Decrease) in Operating Cash Flows:
   Accounts Receivable                            (4,614)     777
   Inventories                                    (3,581)      58
   Other Assets                                       59     (171)
   Accounts Payable                                1,545     (157)
   Accrued Liabilities                               866      233
   Income Taxes Payable                              668        3
   Liability for Restructuring                         -     (164)
                                                 -------   ------
     Total Adjustments                            (4,314)   1,304
                                                 -------   ------
Net Cash (Used) Provided by
 Operating Activities                             (2,343)   3,932
                                                 -------   ------
Cash Flows from Investing Activities:
 Expenditures for Property, Plant
  and Equipment                                   (4,464)    (538)
 Proceeds from Sale of Equipment                      71       63
                                                 -------   ------
Net Cash (Used) by Investing Activities           (4,393)    (475)
                                                 -------   ------
Cash Flows from Financing Activities:
 Issuance of Mortgage Payable                      2,640        -
 Payments on Long-Term Debt                          (43)     (58)
                                                 -------   ------
Net Cash Provided (Used) by
 Financing Activities                              2,597      (58)
                                                 -------   ------
Effect of Exchange Rate Changes on Cash               (1)      11
                                                 -------   ------
Net (Decrease) Increase in Cash                   (4,140)   3,410
Cash at Beginning of Period                        6,019    2,882
                                                 -------   ------
Cash at End of Period                            $ 1,879   $6,292
                                                 =======   ======


                             See accompanying notes

                                  (unaudited)

                            RELIABILITY INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1995

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

Cash Equivalents
----------------

   For the purposes of the statements of cash flows, the Company considers all highly liquid cash investments with maturities of three months or less, when purchased, to be cash equivalents.

Inventories
-----------

   Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include:


                       September 30,  December 31,
                           1995           1994
                             (In thousands)

Raw materials              $2,404        $1,299
Work-in-progress            2,720           726
Finished goods                401            74
                           ------        ------
                           $5,525        $2,099
                           ======        ======

                            RELIABILITY INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1995

Income Taxes
------------

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

   The differences between the effective rate reflected in the provision for income taxes on income before income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% are analyzed below:


                                             September 30,
                                          1995            1994
                                             (In thousands)

Provision at statutory rate              $ 979           $ 925
Change in valuation allowance             (238)           (381)
Tax benefit of net operating loss
  carryforward                               -            (355)
Tax effects of:
 Foreign expenses for which a benefit
   (is available) is not available          58             (37)
 Foreign tax benefit of export
   processing exemption                      -             (96)
 Other                                     110              37
                                         -----           -----
   Provision for income taxes            $ 909           $  93
                                         =====           =====

                            RELIABILITY INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1995

2.  LONG-TERM DEBT AND SHORT TERM BORROWINGS

   On July 1, 1995, the Company entered into a revolving credit agreement with First Interstate Bank of Texas, N.A. The facility allows borrowings through July 1, 1997 of up to $2,000,000 at the bank's base rate (8.75% at September 30, 1995). Credit availability is limited to 80% of eligible accounts receivable, as defined, of the U.S. Company and its Costa Rica subsidiary, plus 30% of U.S. inventories, limited to $750,000. The credit facility requires compliance with certain financial loan covenants related to tangible net worth, current ratio, debt to tangible net worth and fiscal year-end losses. The loan is unsecured except that if the Company is not in compliance with certain financial covenants accounts receivable, inventories and certain other assets of the U.S. Company will become collateral for the loan. The Company is in compliance with the financial requirements of the agreement.

   The Company's Singapore subsidiary maintains an agreement with a Singapore bank to provide an overdraft facility to the subsidiary of 500,000 Singapore dollars (U.S. $352,000) at the bank's prime rate plus 1% (7% at September 30, 1995). There were no balances outstanding at September 30, 1995, but amounts utilized under credit commitments totalled $138,000, resulting in credit availability of $214,000 at September 30, 1995. The loan is collateralized by all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank and continuation of the credit facility is at the discretion of the bank.

   Long-term debt at September 30, consisted of the following:

                                                        1995
                                                   (In thousands)


Mortgage payable; due in monthly installments
  of $26,777, including interest at 9%, beginning
  May 1, 1995                                          $2,597
 Less current maturities                                   91
                                                       ------
 Long-term debt due after one year                     $2,506
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

The aggregate maturities of the note for the next five years are: 1995 - $15,000; 1996 - $93,000; 1997 - $101,000; 1998 - $111,000; and 1999 -$121,000.

                            RELIABILITY INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1995


   Interest (income) expense, for the periods ended September 30, is presented net as follows:

                                         1995                   1994
                                               (In thousands)

 Interest expense                        $ 188                  $   4
 Interest (income)                        (151)                   (79)
                                         -----                  -----
 Interest (income) expense, net          $  37                  $ (75)
                                         =====                  =====

3. SUPPLEMENTAL CASH FLOW INFORMATION

 Cash paid for interest and income taxes for the periods ended September 30, are as follows:

                                         1995                   1994
                                               (In thousands)


 Interest                                $ 187                  $   1

 Income taxes                            $ 526                  $ 248

4.  COMMITMENTS

   The Company leases manufacturing and office facilities under non-cancellable operating lease agreements, expiring through 1998.

   Future minimum rental payments under leases in effect at September 30, 1995 are: 1995 - $141,000; 1996 - $570,000; 1997 - $319,000; 1998 -$18,000;
subsequent to 1998 - None. (See Note 5 - Subsequent Events, for information related to a change in future minimum rental payments.)

   The Company leased manufacturing and office space in its U.S. facility to a third party under an agreement that expired in May 1995. In May 1995, the Company entered into a letter agreement which converted the lease to a month-to-month lease, expiring October 31, 1995, at a monthly rental of $11,000.

5.  SUBSEQUENT EVENTS

  A subsidiary of the Company leased a manufacturing facility in San Jose, Costa Rica. In October 1995, the subsidiary purchased the land and building for a cash price of $810,000. The transaction reduced minimum rental payments under leases as of September 30, 1995 to: 1995 - $114,000 and 1996 - $457,000.

  The Company entered into an agreement on October 10, 1995 to purchase land and a building in North Carolina. The purchase price is $1,850,000 payable in cash, and the Company projects that improvements totaling $800,000 will be made to the facility. The Durham, North Carolina services facility will occupy the new facility when the improvements are completed.

                            RELIABILITY INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               September 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

   Management considers cash provided by operations and retained earnings to be the primary sources of capital. The Company maintains lines of credit to supplement these primary sources of capital and has, until recently, leased most of its facilities, reducing the need to expend capital on such items. The Company is making an offering of one million shares of its common stock during the fourth quarter. Changes in the Company's financial condition and liquidity since September 30, 1994, are generally attributable to changes in cash flows from operating activities and changes in levels of capital expenditures.
Factors discussed in the management's discussion included in the Company's 1994 Form 10-K are also applicable to operations for the nine months of 1995 and should be read in conjunction with this discussion.

   Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following chart:


                                     September 30,   December 31,   September 30,
                                          1995           1994            1994
 Working Capital:
   Working Capital (in thousands)        $9,833         $8,854          $8,753
   Current Ratio                       2.8 to 1       4.7 to 1        4.3 to 1
 Equity Ratios:
   Total Liabilities to Equity              0.6            0.2             0.3
   Assets to Equity                         1.6            1.2             1.3
 Profitability Ratios:
   Gross Profit                             50 %           46 %            47 %
   Return on Revenues                        9 %           11 %            14 %
   Return on Assets (Annualized)            13 %           20 %            26 %
   Return on Equity (Annualized)            21 %           25 %            33 %

   The Company's financial condition improved significantly during 1994 and has remained strong during 1995. Working capital increased to $9.8 million at September 30, 1995, from $8.8 million at September 30, 1994. The ratio of current assets to current liabilities has declined, but was a very strong 2.8 at September 30, 1995. The Company's current ratio was unusually high at December 31, 1994, due to the Company having approximately $6.0 million in cash which was generated by operations during a period of declining production. Increases in demand for the Company's products and services during the first nine months of 1995 caused a significant increase in the Company's backlog at September 30, 1995, compared to December 31, 1994.

                            RELIABILITY INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               September 30, 1995


The operating effects of this increase in backlog have affected various elements of cash provided by operations. The potential negative impact of the low revenues levels during the first six months of 1995 were partially offset by expense controls.

   Net cash used by operating activities for the nine months ended September 30, 1995, was $2.3 million, compared with $3.9 million provided in the first nine months of 1994. The principal items contributing to the cash used in operations in 1995 were increases in accounts receivable and inventories of $4.6 and $3.6 million, respectively, reduced by net income plus depreciation of $2.8 million and increases in accounts payable, accrued expenses and income taxes payable totalling $3.1 million. The changes are attributable to the increased level of operations by the Company during 1995, resulting from increased demand for products and services sold by the Company. The backlog increase has resulted in an increase in revenues during the third quarter of 1995 and a forecasted increase in revenues in the fourth quarter of 1995.

   In the latter part of 1993, the Company used cash flow from operations to pay off all then-existing bank debt. The Company did not need to utilize its principal line of credit during 1994 and allowed this line of credit to expire in November 1994. In July 1995, the Company established a credit facility with a financial institution to provide credit availability of $2.0 million to supplement cash provided by operations, if required. To date, this credit facility has not been utilized. The Company's Singapore subsidiary maintains a small overdraft facility to support the subsidiary's credit commitments. The subsidiary could borrow $214,000 under the facility at September 30, 1995.

   Capital expenditures during the first nine months of 1995 and 1994 were $4.5 million and $538,000, respectively. Expenditures for 1995 include the purchase of the Company's Houston, Texas facility for $3.3 million, resulting in a reduction in the Company's occupancy expenses. Management currently anticipates that 1995 capital expenditures may exceed $9.0 million, and will include fourth quarter 1995 purchases of land and build ings in Costa Rica and North Carolina for approximately $810,000 and $2,650,000, respectively. The 1995 capital expenditures are budgeted to include $6.8 million for land and buildings and $2.2 million for equipment. A significant portion of the equipment is required by the Company's services facilities to process increasing volumes of ICs. The land and building purchases will reduce the Costa Rica subsidiary's operating costs and will provide a facility for expansion for the North Carolina services operation.

   The Company believes its cash and cash equivalent balances, future cash generated from operations, available lines of credit and the proceeds of the 1995 stock offering will be sufficient to meet the cash requirements of the Company, including capital expenditures, for the remainder of 1995 and 1996.

                            RELIABILITY INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               September 30, 1995


RESULTS OF OPERATIONS

   Nine months ended September 30, 1995 compared to nine months ended September 30, 1994.

Revenues. Revenues for the first nine months of 1995 were $21.1 million, compared to $19.0 million for the same period in 1994. Conditioning Products and Services revenues for the 1995 period increased $1.4 million and $1.5 million, respectively, while Power Sources revenues decreased $780,000.

  Demand for conditioning products increased significantly during the first nine months of 1995, resulting in an increase in backlog in this segment from $2.6 million at December 31, 1994, to $13.2 million at September 30, 1995. Revenues from the sale of loader and unloader products increased 113% due to volume increases, while INTERSECT(tm) revenues increased 19% and CRITERIA(r) revenues increased 2%. Demand for conditioning products decreased during 1994, resulting in a significant decrease in backlog. Due to the lag time between order entry and shipment, the 1994 decrease in backlog contributed to a significant decline in revenues from the sale of INTERSECT products and a small decrease in revenues from the sale of burn-in products during the first half of 1995. However, the increase in backlog in 1995 resulted in a sharp increase in revenues in the third quarter. Revenues for the 1995 nine-month period increased for all product lines in this segment as a result of customer orders for equipment to process new generations of memory and micrologic devices.

  Revenues in the Services segment for the first nine months of 1995 were $7.4 million, an increase of 25% over the same period in 1994. Revenues increased at both of the Company's services facilities. Revenue increases for this segment were caused by the processing of increased volumes of 4 Meg and 16 Meg DRAMs and by the sale of burn-in boards to support product mix changes.

  Revenues in the Power Sources segment were $3.5 million for the first nine months of 1995, reflecting an 18% decrease from the same period of 1994. This decrease was the result of a low backlog at December 31, 1994, caused by reduced unit volumes and unit prices of the Company's LAN-PAC(tm) products.

  Costs and Expenses. Total costs and expenses for the first nine months of 1995 increased to $18.2 million, up $1.8 million from the same period in 1994, while revenues increased $2.1 million.

                            RELIABILITY INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               September 30, 1995

  The increase in gross profit percentage from 47% in the 1994 period to 50% in the 1995 period was attributable to the Conditioning Products segment and was caused by volume increases, costs increasing at a rate lower than the revenue increase, product mix changes and stringent expense controls. The gross profit percentage in the Services segment decreased slightly while the gross profit percentage in the Power Sources segment decreased because of volume and unit price reductions, without a corresponding reduction in manufacturing overhead.

  Marketing, general and administrative expenses for the first nine months of 1995 increased only $372,000 over the 1994 period. This increase is primarily related to the Conditioning Products segment and to a lesser extent to the Services segment and was caused by increases in variable expenses, such as sales commissions, royalties and warranty expenses, and an increase in incentive bonus accruals which are directly related to profitability. This increase in expenses was minimized by strong expense controls, reduced occupancy expense due to the purchase of the Company's Houston facility and a decrease in expenses in the Power Sources segment related to revenue decreases.

  Research and development expenses more than doubled from $755,000 to $1.7 million in the first nine months of 1995. The increase related to development costs associated with orders for new models of INTERSECT products and, to a lesser degree, CRITERIA products, orders for which are included in the Company's backlog at September 30, 1995. Delivery of these new products began in 1995.

  The change in net interest reflects significant increases in interest expense and interest income. Interest expense increased due to the incurrence of debt associated with the purchase of the Company's Houston, Texas facility. The purchase was consummated in March 1995, but interest on the debt accrued from December 15, 1994. Interest income increased due to an increase in cash available for investment and, to a lesser degree, an increase in interest rates.

  The Company's effective tax rate increased from 3% for the first nine months of 1994 to 32% for the nine months ended September 30, 1995. The significantly lower 1994 rate was principally the result of a $0.4 million tax benefit of a net operating loss carryforward and a higher change in the valuation allowance in 1995.

  Net Income. Income before income taxes was $2.9 million for the nine months ended September 30, 1995, compared to $2.7 million for the 1994 nine-month period. Net income was $2.0 and $2.6 million for the respective periods. As explained above, the 1995 higher tax rate contributed significantly to the decrease in net income.

                            RELIABILITY INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               September 30, 1995


   Three months ended September 30, 1995, compared to three months ended September 30, 1994.

Revenues. Revenues for the 1995 three-month period increased $4.1 million to $11.3 million. Revenues in the Conditioning Products and Services segments increased $3.0 million and $1.1 million, respectively. Power Sources revenues reflected a small increase of $29,000.

   Revenues in the Conditioning Products segment were $6.7 million for the third quarter of 1995, which is an increase of $3.0 million over the third quarter of 1994 and is related to increased demand and unit price increases due to product mix changes. Revenues from the sale of loader and unloader and CRITERIA products increased $768,000, while revenues from the sale of INTERSECT products increased $2.3 million.

   Revenues in the Services segment for the 1995 quarter were $3.3 million, an increase of 49% compared to the corresponding 1994 quarter. The increase is related to both of the Company's services facilities, as noted in the above discussion related to the nine month period ended September 30, 1995. The 1995 quarter increase included a $632,000 increase in revenues from the sale of burn-in products to Services customers.

  Revenues in the Power Sources segment were $1.3 million for the third quarter of 1995, reflecting a 2% increase from the 1994 quarter. Revenues were affected by volume increases which offset price decreases resulting from price competition and product mix changes.

Costs and Expenses. Total costs and expenses increased $2.3 million to $8.5 million in comparison to the revenue increase of $4.1 million. Cost of revenues increased $1.3 million, marketing, general and administrative expenses increased $785,000 and research and development expenses increased $252,000.

   The increase in the gross profit from 43% in the 1994 quarter to 53% in 1995 is attributable primarily to the Conditioning Products segment and, to a lesser extent, the Services business segment. The gross profit in the Conditioning Products segment increased due to changes in product mix and production efficients related to volume increases. A decrease in the gross profit in the Power Sources segment is attributable to revenue changes, as discussed in the above nine months discussion. The principal reason for the increase in the gross profit in the Services segment is production efficiencies related to volume increases.

   Marketing, general and administrative expenses for the 1995 quarter increased $785,000. The increase in expenses is related to an increase in

                            RELIABILITY INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               September 30, 1995


volume related expenses in the Conditioning Products and Services segments due to the increase in revenues. The increases were minimized by stringent expense controls which were maintained during 1994 and 1995.

   Research and development costs increased from $383,000 in 1994 to $635,000 in 1995, as explained in the above discussion of the nine month period.

   The Company's effective tax rate was 31% for the quarter ended September 30, 1995, compared to a tax rate of 2% for the 1994 quarter. The factors affecting income taxes for the quarters ended September 30, 1995 and 1994 are the same as those discussed in the above narrative related to income taxes for the nine months ended September 30, 1995.

                            RELIABILITY INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               September 30, 1995


                          PART II.   OTHER INFORMATION


Items 1 through 5.

   Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

   (a)  Not applicable.

   (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1995.

                            RELIABILITY INCORPORATED
                                   SIGNATURES

                               September 30, 1995



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



RELIABILITY INCORPORATED
     (Registrant)



BY /s/ Larry Edwards
Larry Edwards                                    DATE: October 25, 1995
President and
Chief Executive Officer



BY /s/ Max T. Langley
Max T. Langley                                   DATE: October 25, 1995
Sr. Vice President - Finance
and Chief Financial Officer