Form 10-K
period 1995-12-31
RELIABILITY INC
filed 1996-03-18
CIK 34285

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

For the fiscal year ended December 31, 1995    Commission file number 1-7378


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

    $24,639,605, based on the last trade price as reported on The Nasdaq Stock Market System on February 16, 1996.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

  Common Stock, no par value per share                 4,242,848
            (title of class)                (number of shares outstanding)

                           as of February 16, 1996
                           -----------------------


                     Documents Incorporated by Reference

    Listed hereunder are the documents incorporated by reference and the Part of the Form 10-K into which such documents are incorporated:

Part III...........................   Proxy Statement for the 1996 Annual
                                      Meeting of Shareholders of the
                                      Registrant (to be filed within 120
                                      days of the close of the registrant's
                                      fiscal year)

                          RELIABILITY INCORPORATED
                               1995 FORM 10-K

                              TABLE OF CONTENTS



                                   PART I
                                                                     Page

Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . .   4
Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  12
Item 4.  Submission of Matters to a Vote of Security Holders . . . .  12
Item 4A. Executive Officers of the Registrant. . . . . . . . . . . .  13

                                   PART II

Item 5.  Market for the Registrant's Common Stock and
           Related Stockholder Matters . . . . . . . . . . . . . . .  14
Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . .  15
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . .  16
Item 8.  Consolidated Financial Statements and
           Supplementary Data. . . . . . . . . . . . . . . . . . . . F-1
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure . . . . . . . . . . .  21

                                  PART III

Item 10.    Part III is omitted as the Company will file a
Item 11.     Proxy Statement for the 1996 Annual Meeting of
Item 12.     Shareholders as indicated in this report. . . . . . . .  21
Item 13.
                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K . . . . . . . . . . . . . . . . . . .  21
         Signatures. . . . . . . . . . . . . . . . . . . . . . . . .  22

                                   PART I

Item 1.   Business.


    (a) GENERAL DEVELOPMENT OF BUSINESS. Reliability Incorporated ("Reliability") and its subsidiaries are principally engaged in the design, manufacture and sale of equipment used to test and condition integrated circuits. The Company and its subsidiaries also operate service facilities which condition and test integrated circuits as a service to others and design, manufacture and sell power sources, primarily a line of DC to DC power converters, which convert direct current voltage into a higher or lower voltage.

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

    The Company's business was started in 1971 when substantially all of the assets of a testing laboratory owned by Texas Instruments Incorporated were acquired by Reliability, Inc. The Registrant, in 1974, acquired Reliability, Inc. and began providing conditioning and testing services.
In 1984, this separate company was merged into Reliability Incorporated. Reliability Singapore Pte Ltd. began operations during 1978 and provides conditioning services and manufactures certain conditioning products at a facility in Singapore. Reliability Singapore also manufactured power sources until 1993, when its power sources manufacturing operations were transferred to Costa Rica. RICR de Costa Rica, S.A. began operating in 1990 and manufactures and sells power sources.

    The companies described in this paragraph have discontinued operations and have been dissolved. Reliability Nederland B.V. began operations in 1974 in the Republic of Ireland and manufactured power sources until 1991, when the company permanently closed its facility in Ireland. Reliability Nederland was chartered in the Netherlands and also functioned as a holding company for certain of the Company's foreign subsidiaries until December 1993, when it was dissolved, at which time subsidiaries owned by Reliability Nederland B.V. became subsidiaries of the Company. Reliability Europe Ltd. was incorporated in England in 1984 to serve as a sales representative and product demonstration facility for the Company in Europe; from 1988 to 1990 it also manufactured conditioning systems. In 1992, this company ceased operations completely. Reliability International, Inc., a U.S. Virgin Islands corporation, was incorporated in 1984 as a foreign sales corporation and ceased operations on December 31, 1992. Reliability Japan Incorporated, located in Tokyo, Japan, was incorporated in 1987 and served as a sales and technology center for conditioning and testing systems which were manufactured by the Company. Operations of the Japanese subsidiary were discontinued during 1993, and the subsidiary was dissolved in 1994.

    The Company operates in three industry segments as discussed below.

TESTING AND CONDITIONING PRODUCTS ("Testing Products").

    Under current semiconductor technology and manufacturing processes, manufacturers are unable to consistently produce batches of integrated circuits ("ICs" or "semiconductors") that are completely free of defects which cause the ICs to fail. An IC may be defective at the time it is produced or it may have a latent defect which eventually will cause it to fail. An IC with such a defect will almost always fail during the first 500 to 1,000 hours of normal use. Accordingly, it has become customary to "condition" or "burn-in" ICs (i.e., to subject them, during a relatively short period of time, to controlled stresses which simulate the first several hundred hours of operation) in an effort to identify defects prior to delivery. Such conditioning subjects the ICs to maximum rated temperatures, voltages and electrical signals. Following burn-in, an IC is tested to determined whether it functions as designed.

    The Company has manufactured equipment to burn-in and test ICs since 1980. The Company's burn-in and testing products contain sophisticated software systems, most of which are designed and developed by the Company contemporaneously with the related hardware. This segment of the Company's business provided 55% of the Company's revenues in 1995.

    Set forth below is the year of introduction, device capacity, power dissipation and type of semiconductor processed by each of the primary Testing Products that the Company currently offers:

                             Year       Device       Power        Primary
   Product Type           Introduced   Capacity Dissipation(1)  Application
   ------------           ----------   -------- --------------  -----------

Burn-in and Test
   CRITERIA(r) 18. . . . . . 1991       1,152       7KW      Microprocessors

   INTERSECT(tm) 30(2) . . . 1992      19,200         -          Memory

   CRITERIA 18-HD(tm). . . . 1994       1,152      15KW      Microprocessors

   RK-94(tm)(2). . . . . . . 1994       8,064         -          Memory

   INTERSECT 2000(2) . . . . 1994      15,360         -          Memory

Burn-in
   CRITERIA V(3) . . . . . . 1981      10,752       4KW       Micrologic &
                                                                 Memory
   CRITERIA VI(3). . . . . . 1986      16,128       6KW       Micrologic &
                                                                 Memory
   TITAN(tm) . . . . . . . . 1986       6,048     7.5KW      Microcontroller

---------------
(1)   Power/heat dissipation rate in kilowatts.
(2)   16 Meg DRAMs.
(3)   4 Meg DRAMs.

   Burn-in and Test.   The Company was one of the first to design,
manufacture and market systems that utilized burn-in and test technology within the same product. Historically, such equipment was primarily used as a tool for engineering and quality assurance to qualify and evaluate new designs and diagnose defects and was not an integral part of the manufacturing process. Currently, IC manufacturers are implementing functional testing during burn-in as a part of the manufacturing process. Since 1992, the Company has focused its research and development on equipment and related software that performs functional testing during burn-in of DRAMs and micrologic devices. This focus has led to the development of two major product families - the INTERSECT line for the DRAM market and the CRITERIA 18 line for the micrologic device market.

    During 1994, Reliability began development of the CRITERIA 18-HD (High Dissipation) burn-in and test system. The CRITERIA 18-HD system provides a cost effective means for functional testing during burn-in of high frequency micrologic devices which dissipate large quantities of heat.
Solid state switching, in conjunction with the Reliability logic controller software system, provides an environment of very low AC electrical noise for testing devices with .25 to .35 micron line widths. The system also offers the ability to dissipate 15 KW of power, which the Company believes is almost double the dissipation offered by competitive systems, in an economically sized system without having to use chilled water as a cooling mechanism. This feature will also allow users to reduce significantly the amount of floor space required when performing burn-in and test of high power micrologic devices.

    The Company manufactures, under the trade name INTERSECT, systems which functionally test DRAMs during burn-in. This represents a difference in the way most DRAMs have historically been tested. Most functional testing is performed serially after the device is conditioned. INTERSECT systems perform parallel functional testing during the burn-in process. The testing currently performed by the INTERSECT system during burn-in has historically been performed by serial testers capable of testing 64 individual DRAMs at a time. Because INTERSECT systems can test up to 3,840 individual DRAMs at a time, and are less expensive than serial testers, testing costs per IC can be reduced 30% to 60%.

    The Company's first INTERSECT system was introduced in 1980. INTERSECT systems are computer controlled for high volume burn-in and testing of memory devices. The Company's INTERSECT systems vary in their burn-in and testing capabilities. The latest generation of INTERSECT products, the INTERSECT 30 ("I-30"), was introduced in 1992. The I-30 is capable of functionally testing 19,200 16 Meg DRAMs during the burn-in process in a single chamber. It is capable of testing MOS, CMOS, Bipolar, ECL and BiCMOS DRAMs and SRAMs. During 1994, the Company introduced a lower cost version of the I-30 burn-in and test system called the INTERSECT 2000 ("I2000").
The I2000 has the capacity to functionally test 15,360 16 Meg DRAMs during the burn-in process in a single chamber. It has burn-in board compatibility with the I-30 and its test signal quality is almost as high as the I-30.

    Also in 1994, Reliability introduced a burn-in and test system known as RK-94, which is a moderate performance system designed to functionally test 16 and 64 Meg DRAMs during the burn-in process. The RK-94 was developed based upon the I-30 design. It has the capacity to functionally test 8,064 16 Meg DRAMs during the burn-in process in a single chamber, and the Company believes that it provides a better quality test signal during burn-in than any competing product. In addition, it is designed to automate the loading and unloading of burn-in boards.

    The Company has developed a network integrated burn-in and test management software system known as RELNET(tm) which enables users of CRITERIA and INTERSECT systems to connect multiple systems to a single host computer. This provides users with a flexible software tool and a convenient central location to monitor system status, track burn-in boards and device lots, schedule equipment maintenance, control and store test profiles, and generate and store burn-in and testing results.

    Burn-in and testing products are designed and manufactured at the Company's Houston, Texas facility, and certain limited manufacturing is also done at the Company's facility in Singapore.

    Burn-in.   The Company manufactures burn-in systems marketed under the names CRITERIA V, CRITERIA VI and TITAN. These products can perform most burn-in processes, but they do not test the ICs during burn-in. The original CRITERIA systems were designed for internal use in the Company's service facilities but, since 1974, these systems and their successors have been sold to outside customers. Burn-in systems generally are used on new IC production lines, but may also be added to existing production lines. There are several different models within the product lines, each with a different capacity and burn-in capability. The CRITERIA V and VI models burn-in relatively large numbers of similar ICs at one time. The TITAN burn-in products provide a wide range of flexibility to users with relatively small quantities and multiple types of ICs to be conditioned. The TITAN products are designed primarily for IC users, but may also be used by IC manufacturers. CRITERIA V and VI products are usually purchased by companies that manufacture large volumes of similar ICs, but they are also purchased by companies that independently burn-in and test ICs.

    Ancillary Equipment. The Company also designs, manufactures, markets and supports automatic loaders and unloaders that transfer ICs to and from burn-in boards. The INNOVATION(r) Loader/Unloader family of products is designed to offer flexibility in handling surface mount and dual in-line IC packages. IDEA Automatic Loader and IDEA Automatic Unloader products provide dedicated high-volume throughput for dual in-line and surface mount IC packages.

    During 1994, Reliability completed development of the INNOVATION 2000, which further enhances the INNOVATION Loader/Unloader product line. The INNOVATION 2000 provides additional automation features, such as device and burn-in board handling. These additional features improve productivity by providing continuous and unattended device loading and unloading, allowing one operator to handle multiple machines or operations.

SERVICES ("Services").

    The Company operates two service facilities, one in Singapore dedicated to the burn-in of DRAMs and one in Durham, North Carolina, dedicated to processing (burn-in, final test and other services) DRAMs. The Services segment accounted for 32% of the Company's revenues in 1995. The Company believes that outsourcing these types of services to independent providers, such as the Company, is a strategy that is gaining popularity with large volume semiconductor manufacturers as they focus on their core technologies and redeploy their capital accordingly.

    The Company uses CRITERIA systems and burn-in boards to provide burn-in services. The Company currently utilizes serial testing equipment manufactured by other vendors in certain testing procedures. Services are generally sold on a periodically adjusted per-unit-processed basis.

POWER SOURCES ("Power Sources").

    The operating components of electronic equipment frequently have varying electrical requirements. Rather than provide electricity to each component separately, specialized devices, called DC-DC converters or power sources, are used to convert direct current voltage into a higher or lower voltage.

By using small DC-DC converters, electronic equipment can operate from a single output power supply, yet provide different voltages to different operating components. These DC-DC converters allow designers of electronic equipment to localize power requirements, increase modularity in the product design, and expand equipment features without having to redefine power needs. The Company specializes in the one watt to twenty-five watt DC-DC converter market and designs, manufactures and markets a wide range of power sources classified into various product series. The Power Sources segment accounted for 13% of the Company's revenues in 1995.

    The Company introduced its initial power sources product series, the V-PAC(r), in 1972. The V-PAC is a DC-DC converter compatible with electronic equipment assembly operations. The Company also manufactures the Z-PAC(r), which is a high efficiency DC-DC power source; the S-PAC(tm), a smaller one watt unit which is similar to the V-PAC; the TELECOM-PAC(r), which is a power source designed for the telecommunications industry; the LAN-PAC(tm), a power source designed to operate with Local Area Network computer applications; and the ISDN-PAC(tm) for integrated voice, video and data transmission applications.

    In 1995, the Company continued to develop the use of surface mount technology in the process of manufacturing power source products. Surface mount technology removes the human element from certain manufacturing processes, thereby enhancing the reliability of the power sources. The technology also enables products to be assembled in smaller packages and therefore provides higher power output from smaller units. In 1994, the Company introduced a new series of wide input range 10 to 25 watt DC-DC converters, which increased the number of higher wattage units in the product line.

    The Company's power sources are designed at the Company's Houston, Texas facility and manufactured in the Company's Costa Rica facility.

    (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. The Company's business is divided into three industry segments - (i) manufacture of testing and conditioning products (Testing Products), (ii) services which condition and test ICs for others (Services), and (iii) manufacture of power sources (Power Sources). The table included in Note 2 of the Company's Consolidated Financial Statements provides certain information regarding the Company's industry segments.

    (c) NARRATIVE DESCRIPTION OF BUSINESS. The business of the Company is generally described in part (a) of this Item 1. The following paragraphs provide additional information concerning various aspects of the Company's business. Unless otherwise indicated, the information provided is applicable to all industry segments in which the Company operates.

    (i) PRINCIPAL PRODUCTS. Information as to the principal products and services of the Company is given in part (a) of this Item 1. The Testing Products segment of the Company's business is the dominant segment. The following table sets forth the percentage of the Company's total revenues by business segment:
                                                   Years Ended December 31,
                                                   ------------------------
Business Segment                                    1995     1994      1993
----------------                                    ----     ----      ----
Testing Products                                     55%      43%      53%
Services                                             32       34       27
Power Sources                                        13       23       20
                                                    ---      ---      ---
  Total revenues                                    100%     100%     100%
                                                    ===      ===      ===

Reference is made to Note 2 of the Company's Consolidated Financial Statements for additional information.

    (ii) NEW PRODUCTS. During 1995, Reliability completed development of the CRITERIA 18-HD (C-18-HD High Dissipation Burn-in System) and began shipping the system. This burn-in system allows a user to control a heat load of up to 15,000 watts of energy in an economically sized system without having to use chilled water as a cooling mechanism.

    During 1995, the Company began shipping a lower-cost version of the INTERSECT 30 burn-in test system called the INTERSECT 2000. This system enables users to perform test during burn-in of 16 and 64 Meg RAMs. Reliability also completed the development of a burn-in and test system known as RK-94, which is a moderate performance system designed for the Asia market for production memory burn-in and test of 16 and 64 Meg DRAMs. Delivery of the system began in the first quarter of 1995.

    In 1995, the Company continued to develop the use of surface mount technology in the process of manufacturing power source products. The Company in 1994 and 1995 introduced and expanded product offerings in the wide input range 10 to 25 watt DC to DC converter line. In addition, during 1995, the Company developed and sold custom one watt and two watt converters and a filter for specific key customers.

    (iii)RAW MATERIALS AND INVENTORY. The Company's products are designed by its engineers and are manufactured, assembled, and tested at its facilities in Houston, Texas; San Jose, Costa Rica; and to a limited degree in Singapore. The Company's products utilize certain parts which it manufactures and components purchased from others. Certain metal fabrications and subassembly functions are performed by others for the Company.

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

    (iv) PATENTS, TRADEMARKS. The Company believes that the rapidly changing technology in the electronics industry makes the Company's future success dependent more on the quality of its products, services and performance, the technical skills of its personnel, and its ability to adapt to the changing technological environment than upon the protection of any proprietary rights. The Company has patents and pending patent applications in the United States and certain other countries which cover key components of testing and conditioning products and ancillary equipment.

    The Company considers its patents for the EX-SERT(tm) backplane system to be material. These patents cover the use of a cavity at the rear wall of the burn-in chamber to isolate power and signal connectors from the harsh environment of the burn-in chamber. In many burn-in systems the power and signal connectors are subjected to intense heat generated within the burn-in chamber, resulting in shortened connector life. The connection assembly disclosed in the patents reduces connector maintenance problems, increases the life of the components and reduces equipment down time. The United States patent was granted in February 1983, and the Japanese patent was granted in 1986.

    The Company also considers its patents relating to a method of IC extraction during the process of unloading burn-in boards and a floating head mechanism used in the loading and unloading of ICs onto burn-in boards to be significant. These patents were granted in 1984 and 1988, respectively. A patent with respect to the floating head mechanism was granted in Europe in 1994, designating France, Germany and the United Kingdom, and an application for a Japanese patent with respect to such technology is pending.

    The Company has certain trademarks which are registered with the U.S. Patent & Trademark Office for use in connection with its products and services, including "ri (and design)," "RELIABILITY," "CRITERIA," "V-PAC," "Z-PAC," "INNOVATION," and "TELECOM-PAC." In addition, the Company uses certain other trade names which are not presently registered, including "TITAN," "INTERSECT," "RELNET," "EX-SERT," "UNLOADER," "S-PAC," "LAN-PAC," "ISDN-PAC," "RK-94," "SERIES 1000," "CRITERIA 18-HD" and others not listed here which are used less frequently. The Company relies on copyrights and trade secrets to protect its computer software.

    The Company has in the past and will in the future take appropriate action to protect all of its patents, copyrights, trade secrets and trademarks as well as its other proprietary rights.

    (v) SEASONALITY. The Company's business is not seasonal, but is cyclical depending on the electronics manufacturing and semiconductor industries.

    (vi) WORKING CAPITAL. The Company finances its inventory and other working capital needs out of internally generated funds and has in the past used periodic borrowings to finance its needs. The Company has short-term credit facilities on which it could draw additional funds as of December 31, 1995. Reference is made to Note 3 of the Company's Consolidated Financial Statements for additional information as to the credit agreements under which working capital is or could be available if required.

    (vii)MAJOR CUSTOMERS. In 1995 and 1994, four customers accounted for 80% and 71% of the Company's consolidated revenues. The four customers are Intel Corporation, International Business Machines Corporation, Mitsubishi Semiconductor America, Inc. and Texas Instruments Incorporated. In 1995, two of the customers accounted for approximately 54% and 45% and in 1994 47% and 50% of revenues, respectively, in the Services segment. In addition, in 1995 two other customers accounted for 55% and 33% and in 1994 63% and 24% of revenues, respectively, in the Testing Products segment. Note 2 to the Company's Consolidated Financial Statements discloses information concerning customers that accounted for more than 10% of consolidated revenues. The Company believes that its relationships with its customers are good. In the Testing Products and Power Sources segments, decreased business from one customer may be replaced by new or increased business from other customers, but there is no assurance that this will occur. The loss of a major customer or a significant reduction in orders from a major customer and the failure of the Company to obtain other sources of revenue could have a material adverse impact on the Company.

    (viii)BACKLOG. The following table sets forth the Company's backlog at the dates indicated:
                                                        December 31,
                                                    --------------------
Business Segment                                    1995            1994
----------------                                    ----            ----
                                                       (In thousands)

Testing Products                                    $12,728       $ 2,614
Services                                                257           337
Power Sources                                         1,150           454
                                                    -------        ------
  Total                                             $14,135       $ 3,405
                                                    =======        ======

    Backlog for sales of Testing Products and Power Sources represents orders for delivery within twelve months from the date on which backlog is reported. Backlog for Services represents orders for services where the ICs to be conditioned have been delivered to the Company and orders for testing products that are directly related to providing services to customers. The Company's backlog as of December 31, 1995, is believed to be firm, although portions of the backlog are not subject to legally binding agreements.

    (ix) GOVERNMENTAL BUSINESS. The Company does not carry on a material amount of business with any governmental agency.

    (x) COMPETITION. The markets for the Company's products and services are subject to intense competition. The Company's primary competitors in the Testing Products segment are other independent manufacturers of such systems and manufacturers of ICs who design their own equipment. The primary methods of competition in the this segment are quality, service, delivery, price, and product features. The Company believes that its service after the sale, including its ability to provide installation, maintenance service, and spare parts, enhances its competitiveness.

    The primary areas of competition for the Company's Services are price, service level and geographic location. The Singapore service facility provides services to a major IC manufacturer in Singapore and, to a limited degree, to companies in southeast Asia that manufacture and use ICs, and the Durham service facility provides services to a major IC manufacturer in the Research Triangle area of North Carolina.

    The world market for power sources is divided into the merchant and the captive markets. There are less than one thousand competitors in the merchant market of the power source manufacturing business, most of which target a particular application for their business. The Company believes there are approximately twenty significant competitors whose products compete directly with those of the Company in its U.S. and foreign markets. Competition in the Power Sources segment is based primarily on the specific features of the power sources, price and quality.

    (xi) RESEARCH. The demand of the semiconductor industry for increasingly complex and sophisticated equipment requires the Company to continuously develop new products and to review and modify its existing products and services to adapt to technology changes in the industry. The Company also focuses on the development of peripheral equipment and options for its INTERSECT, CRITERIA and other product lines. In 1995, 1994 and 1993, the Company spent $2.2 million, $1.1 million and $0.9 million, respectively, on research and development activities. Developmental projects, which are primarily related to the Testing Products segment, are on-going.

    (xii) ENVIRONMENTAL MATTERS. The business of the Company is not expected to be affected by zoning, environmental protection, or other similar laws or ordinances.

    (xiii) EMPLOYEES. On December 31, 1995, the Company had 472 employees, of which 46 were contract employees. Continued growth of the Company is dependent upon the Company's ability to attract and retain its technical staff and skilled employees. During recent years, the Company has experienced a low turnover rate among its U.S. employees. Due to the low unemployment rates in Singapore and Costa Rica, turnover at Company facilities in these countries has been high.

    (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. See Note 2 to the Company's Consolidated Financial Statements for a table showing information about foreign and domestic operations of the Company for the last three years.

Item 2.    Properties

    The corporate headquarters of the Company, as well as the Company's manufacturing and research and development facilities for testing and conditioning products, are located in a 131,000 square foot facility on a seven acre tract of land in Park 10, an office and industrial park on Interstate Highway 10 located on the west side of Houston. The lease for this facility expired in 1995. In March 1995, the Company purchased the facility as explained in Note 3 to the Consolidated Financial Statements. The Company occupies 96,000 square feet in the facility and the remaining 35,000 square feet of excess space have been leased to an outside party.

    A subsidiary of the Registrant occupies 18,200 square feet of leased space in Singapore. The Singapore facility is devoted to a service facility and manufacture of burn-in boards. The Durham service facility is located in 15,300 square feet of leased space and a 43,500 square foot building (purchased in December, 1995), both located in Durham, North Carolina. In October 1995, a subsidiary of the Registrant purchased a 29,500 square foot building in the free trade zone in San Jose, Costa Rica. The subsidiary in Costa Rica utilizes 22,600 square feet in the building and manufactures power sources. See Notes 3 and 6 to the Company's Consolidated Financial Statements.

Item 3.   Legal Proceedings.

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Not applicable.

Item 4A.  Executive Officers of the Registrant.

       The following table sets out certain information regarding each executive officer of the Company:

                                   Officer of
                                   Reliability        Position currently
                                  Incorporated            held with
      Name                   Age      Since        Reliability Incorporated
      ----                   ---  ------------     ------------------------

Larry Edwards                54       1981           President and Chief
                                                      Executive Officer
Max T. Langley               49       1978        Senior Vice President and
                                                  Chief Financial Officer,
                                                    Secretary, Treasurer
Robert W. Hildenbrand, Jr.   47       1984             Vice President
J.E. (Jim) Johnson           50       1984             Vice President
James M. Harwell             41       1993             Vice President
Paul Nesrsta                 39       1993             Vice President


    Mr. Edwards has been President and the Chief Executive Officer of the Company since March 1993 and became a Director and Chairman of the Board of Directors in October 1995. He was President and Chief Operating Officer of the Company from April 1990 to March 1993 and was Executive Vice President and Chief Operating Officer of the Company for more than five years prior to becoming the President in 1990.

    Mr. Harwell has been Vice President - Site Services since July 1993.
Mr. Harwell was the division manager of the automation equipment division of the Company from February 1991 to July 1993 and held positions as managing director of two of the Company's foreign subsidiaries for more than five years prior to February 1991.

    Mr. Nesrsta has been Vice President - Testing Products Marketing since July 1993. Mr. Nesrsta was manager of the test systems division of the Company for more than five years prior to becoming a vice president in 1993.

    Each other person named above has held his present position for more than five years.

                                   PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters.

    The Common Stock of Reliability trades on The Nasdaq National Stock Market under the stock symbol REAL. The high and low last trade prices for 1995 and 1994, as reported by The Nasdaq Stock Market, are set forth below. These quotations represent prices between dealers without retail mark-up, mark-down, or commission, and do not necessarily reflect actual transactions.

                                       First     Second     Third   Fourth
                                      Quarter    Quarter   Quarter  Quarter
                                      -------    -------   -------  -------
1995
----
  High                                 $3.25      $6.50    $11.88   $12.75
  Low                                   2.25       2.75      5.13     6.44

1994
----
  High                                 $4.13      $4.25    $ 4.25    $3.63
  Low                                   2.88       2.88      3.38     1.88

    The Company paid no dividends in 1995 or 1994. The Company intends to retain any earnings for use in its business and therefore does not anticipate paying dividends in the foreseeable future.

    Reliability had approximately 823 shareholders of record as of February 16, 1996.

Item 6.   Selected Financial Data.

    The following table sets out certain selected financial data for the years indicated:

                                          Years Ended December 31,
                                   ---------------------------------------
                                   1995    1994     1993    1992      1991
                                  ------  ------   ------  ------    ------
                                    (In thousands, except per share data)

Revenues                         $33,930 $23,427  $27,022 $31,413   $29,612
Costs and expenses:
  Operating costs                 27,926  20,847   24,269  32,587    32,617
  Provision for restructuring          -       -      288   1,392     1,000
  Interest expense (income), net      60    (154)      43     125        83
                                  ------  ------   ------  ------    ------
    Total costs and expenses      27,986  20,693   24,600  34,104    33,700
                                  ------  ------  -------  ------    ------
Income (loss) before
  income taxes                     5,944   2,734    2,422  (2,691)   (4,088)
Provision (benefit) for
  income taxes                     1,881      89       53     (46)      101
                                  ------  ------   ------  ------    ------
Net income (loss)                $ 4,063 $ 2,645  $ 2,369 $(2,645)  $(4,189)
                                  ======  ======   ======  ======    ======
Average shares outstanding         4,243   4,243    4,243   4,243     4,242
                                  ======  ======   ======  ======    ======
Net income (loss) per share      $   .96 $   .62  $   .56 $  (.62)  $  (.99)
                                  ======  ======   ======  ======    ======


Total assets                     $23,727 $13,284  $11,018 $14,693   $13,615
Working capital                    8,504   8,974    5,846   2,413     4,298
Property and equipment, net        8,979   1,925    2,257   3,312     3,758
Long-term debt                     2,482       -        -       -         -
Stockholders' equity              14,822  10,759    8,114   5,745     8,390

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    FINANCIAL CONDITION.

    Management considers cash provided by operations and retained earnings to be the primary sources of capital. The Company maintains lines of credit to supplement these primary sources of capital and has, until recently, leased most of its facilities, reducing the need to expend capital on such items. Changes in the Company's financial condition and liquidity during the three year period ended December 31, 1995 are generally attributable to changes in cash flows from operating activities and changes in levels of capital expenditures. A reduction in expenses related to the restructuring of operations, which was completed in the first quarter of 1993, contributed to improvements in profitability and to a significant improvement in the Company's financial condition.

    Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following chart:

                                               1995      1994       1993
                                              ------    ------     ------
Working capital:
  Working capital
    (thousands of dollars)                   $ 8,504  $ 8,974    $ 5,846
  Current ratio                             2.4 to 1 4.8 to 1   3.1 to 1
Profitability ratios:
  Gross profit                                  50%      46%        43%
  Return on revenues                            12%      11%         9%
  Return on assets                              17%      20%        22%
  Return on equity                              27%      25%        29%
Equity ratios:
  Total liabilities to equity                   0.6      0.2        0.4
  Assets to equity                              1.6      1.2        1.4

    The Company's financial condition improved significantly during 1993 and 1994 and remained strong during 1995. Working capital totalled $8.5 million at December 31, 1995, compared to $9.0 million and $5.8 million at December 31, 1994 and 1993, respectively. The ratio of current assets to current liabilities has declined, but was still a strong 2.4 at December 31, 1995. The Company's current ratio was unusually high at December 31, 1994 due to the Company having approximately $6.0 million in cash which was generated by operations during a period of declining production. The December 31, 1994 cash balance and cash provided by operations in 1995 were used to purchase $8.3 million of capital assets during 1995. Increases in demand for the Company's products and services during 1995 resulted in a significant increase in the Company's backlog at December 31, 1995, compared to December 31, 1994. The operating effects of the increase in backlog, during 1995, affected various elements of cash provided by operations as reflected in the Consolidated Statements of Cash Flows.

    Net cash provided by operating activities for the year ended December 31, 1995 was $1.2 million, compared to $3.9 million provided in 1994 and $5.2 million in 1993. The principal items contributing to the cash provided by operations in 1995 were increases in accounts receivable and inventories of $6.0 million and $2.0 million, respectively, reduced by net income plus depreciation of $5.2 million and increases in accounts payable, accrued expenses and income taxes payable totalling $3.8 million. The changes are attributable to the increased level of operations at the Company during

1995, resulting from increased demand for products and services sold by the Company. The principal items contributing to the cash provided by operations in 1994 were net income of $2.6 million, depreciation and amorti-zation of $1.1 million, and a decrease in accounts receivable resulting from a decrease in revenues. A significant portion of the cash provided by operations during 1994 was invested in interest bearing short-term invest-ments at December 31, 1994. The principal items contributing to the cash provided by operations in 1993 were net income of $2.4 million, depreciation and amortization of $1.3 million, and decreases in accounts receivable and inventories. Cash provided by operations was used to reduce debt under financing agreements by $2.4 million in the 1993 period. Cash flows from operations in 1993 were also used to reduce accounts payable and accrued liabilities by a total of $2.3 million and provided cash of $1.7 million which was used to substantially complete restructuring of operations.

    Capital expenditures during 1995 and 1994 were $8.3 million and $0.8 million, respectively. Expenditures for 1995 include the purchase of the Company's Houston, Texas facility for $3.3 million and purchase of the facility occupied by the Costa Rica subsidiary for $0.8 million. In 1995, the Company also purchased a facility in North Carolina for $2.2 million, which will provide space for expansion of the Durham services operation.
The land and building purchases will reduce the Company's future operating costs. In summary, 1995 capital expenditures included $6.3 million for land and buildings, plus $2.0 million for equipment. A significant portion of the equipment is required by the Company's services facilities to process increasing volumes of ICs.

    In the latter part of 1993, the Company used cash flow from operations to pay off all then-existing bank debt. The Company did not need to utilize its principal line of credit during 1994 and allowed this line of credit to expire in November 1994. In July 1995, the Company established a credit facility with a financial institution to provide credit availability of $2.0 million to supplement cash provided by operations, if required. To date, this credit facility has not been utilized. The Company's Singapore subsidiary maintains a small overdraft facility to support the subsidiary's credit commitments. The subsidiary could borrow $216,000 under the facility at December 31, 1995.

    Reliability's revenue is dependent on conditions within the semiconductor industry and profitability is dependent on revenues and controlling expenses. Semiconductor manufacturers experienced good sales growth during 1994 and 1995, and current forecasts indicate an increase in revenues for the industry in 1996. The Company is forecasting revenues for the first quarter of 1996 to be at a level somewhat below those of the fourth quarter of 1995 and for quarterly revenues to increase throughout the year, resulting in an increase in revenues in 1996, compared to 1995.

    Current projections indicate that the Company's cash and cash equivalent balances, future cash generated from operations and available lines of credit will be sufficient to meet the projected cash requirements of the Company during 1996.

    RESULTS OF OPERATIONS.

    OVERVIEW. Changes in revenues from the sale of Testing Products sold by the Company during the three year period ending in 1995 reflected changes in demand and introduction of new products related to the changes in demand. Services revenues increased during the three year period due to increased customer requirements for conditioning services. Over the three year period price competition in the Power Sources segment resulted in a decrease in unit prices and unit volumes and a decline in total revenues.

    REVENUES. Revenues for 1995 increased 45% to $33.9 million. Testing Products and Services revenues increased $8.5 million and $2.8 million, respectively, while Power Sources revenues decreased $0.8 million. The changes in geographical revenues in 1995 were primarily related to changes
in demand for products and services provided by the Company.   Revenues
decreased 13% in 1994 to $23.4 million, reflecting decreases in the Testing Products and Power Sources business segments. Revenues in the Central America geographical segment increased while the U.S. and Asia and Pacific segments declined. The increase in the Central America segment was attributable to shifting Power Sources manufacturing to Costa Rica from the U.S. and Singapore. The overall decrease in the U.S. segment was related to volume and unit price decreases. A substantial portion of the decrease in the Asia and Pacific segment was related to shifting Power Sources manufacturing from Singapore to Costa Rica.

    Changes in demand and shipping new products resulted in Testing Products revenues increasing 83% in 1995 to $18.6 million after decreasing 29% in 1994 to $10.1 million. Demand for testing and conditioning products increased significantly during 1995, resulting in an increase in backlog in this segment from $2.6 million at December 31, 1994, to $12.7 million at December 31, 1995. Revenues from the sale of loader and unloader products increased 134%, while INTERSECT revenues increased 156% and CRITERIA revenues increased 47%. The increases resulted from volume increases related to shipping new models of INTERSECT and CRITERIA products. The decrease in 1994 is due to a significant decrease in revenues from the sale of INTERSECT 30 products, a decrease in the unit volumes from the sale of loader and unloader products and a modest decrease in revenues from the sale of CRITERIA products.

    Revenues in the Services segment increased 35% in 1995 to $10.8 million, after increasing 8% in 1994 to $8 million. Revenues related to Services in 1995 and 1994 increased at both of the Company's Services facilities due to volume increases. The increases in 1995 and 1994 were reduced by unit price decreases at the Durham facility due to the increase in unit volumes and, to a lesser degree in 1994, by a decline in revenues from the sale of conditioning products to Services customers, due to decreased demand. Revenues included in the Services segment from the sale of conditioning products to Services customers increased significantly during 1995 due to an increase in demand resulting from changes in the customers' product mix.

    Revenues in the Power Sources segment decreased 14% in 1995 to $4.6 million, after decreasing 2% to $5.3 million in 1994. The decrease in 1995 was the result of a low backlog at December 31, 1994, caused by reduced unit volumes and unit prices of the Company's LAN-PAC products and in 1995 volume and unit price decreases. The decline in 1994 resulted from the net effects of volume decreases and product mix changes, which resulted in an increase in the average unit sales price. The changes resulted from changes in demand, including increased demand for certain new products offered by the Company.

    COSTS AND EXPENSES. Changes in costs and expenses during the three year period are primarily related to changes in revenues, a reduction in expenses in all three years related to various cost reduction and operational restructuring measures which were implemented in 1993 and increases in research and development expenses.

    Total costs and expenses increased $7.1 million in 1995, compared to the revenue increase of $10.5 million. Cost of revenues increased $4.1 million, marketing, general and administrative expenses increased $1.8 million, and research and development expenses increased $1.2 million. The overall reduction in expenses of $3.7 million, in 1994, relates to a decrease in revenues from the sale of products and a corresponding decrease in volume related expenses, and to a lesser degree, expense reduction programs and productivity improvements in various operating areas.

    The Company's gross profit, as a percent of revenues, improved in each of the last three years and was 50%, 46% and 43% in 1995, 1994 and 1993, respectively. The increase in gross profit from 46% in the 1994 period to 50% in the 1995 period is attributable to the Testing Products segment and was caused by volume increases, costs increasing at a rate lower than the revenue increase, product mix changes and stringent expense controls. The gross profit percentage in the Services segment decreased slightly, while the gross profit percentage in the Power Sources segment decreased because of volume and unit price reductions, without a corresponding reduction in manufacturing overhead. The 1994 increase in gross profit is related principally to the Power Sources segment; gross profit in the Testing Products segment, in 1994, increased slightly and was unchanged in the Services segment. The improvement in the Power Sources segment is related to cost reductions resulting from productivity improvements, including reductions in scrap and rework cost, among others. The modest increase in the Testing Products segment, in 1994, resulted from productivity improvements and cost control measures, which offset the negative effect of fixed costs during a period of revenue decline.

    Marketing, general and administrative expenses for 1995 increased only $1.8 million, or 26%, over the 1994 period, compared to a 45% increase in revenues. This increase is primarily related to the Testing Products segment and to a lesser extent to the Services segment and was caused by increases in variable expenses, such as royalties, sales commissions and warranty expenses, and an increase in incentive bonus accruals, which are directly related to profitability. The increase in expenses was minimized by strong expense controls, reduced occupancy expense due to the purchase of the Company's Houston facility and a small decrease in expenses in the Power Sources segment resulting from revenue decreases. Marketing, general and administrative expenses, for the 1994 period, decreased $0.9 million in comparison to a $3.6 million decrease in revenues. A significant portion of the decrease relates to the decrease in revenues, while reductions in personnel levels at the Houston facility, for which a restructuring provision was recorded in the first quarter of 1993, accounted for a lesser portion of the decrease. Most elements of expenses were reduced throughout 1993 due to stringent expenses controls which contributed to the 1994 decrease. In addition, expenses decreased in the Testing Products segment due to a decline in volume-related expenses, such as commissions, royalties and installation costs associated with the decrease in INTERSECT 30 burn-in and test product revenues.

    Research and development expenses doubled from $1.1 million in 1994 to $2.2 million in 1995 and were $0.9 million in 1993. A significant portion of the expenditures in each of the years relates to development of testing and conditioning products. The increase in 1995 is related to development costs associated with new models of INTERSECT products and, to a much lesser degree, CRITERIA products. Development of these products was started in 1994 and was completed during early 1995, and the new products accounted for a substantial portion of the 1995 revenues in the Testing Products segment. The increase in 1994 relates to incurring the initial development cost of the INTERSECT project which was completed in 1995. Research and development costs increased in the Power Source segment in both 1995 and 1994.

    In 1993, the Company recorded a net provision for restructuring of operations totaling $288,000. The provision was composed of $319,000 related to severance pay for U.S. employees who were terminated in March 1993 and a $31,000 reduction of a 1992 restructuring provision related to downsizing power sources production capacity in Singapore.

    The change in net interest, in 1995, reflects a significant increase in interest expense and an increase in interest income. Interest expense increased due to the incurrence of debt associated with the purchase of the Company's Houston, Texas facility. Interest income increased due to an increase in the average balance of cash available for investment. The change in net interest in 1994 reflects a decrease in interest expense and an increase in interest income. Interest expense decreased due to payment of all debt balances in the first quarter of 1994. Interest income increased due to an increase in investable cash balances and an increase in interest rates.

    PROVISION FOR INCOME TAXES. The Company's effective tax rate was 32% in 1995, 3% in 1994, and 2% in 1993. The 1995 rate was only 2% less than the statutory 34% rate, compared to significantly lower rates in 1994 and 1993 because a substantial portion of the deferred asset and operating loss carryforwards were utilized in 1994 and 1993. The Company's effective tax rates differed from the U.S. tax rate of 34% due to utilization of deferred tax assets, resulting in a change in the deferred tax valuation allowance in 1994 and 1993; tax benefits of net operating loss carryforwards in 1994; and tax benefits, in 1993, related to expenses incurred in shutting down a foreign subsidiary.

    NET INCOME. Net income before taxes was $6.0 million for 1995, compared to $2.7 million for 1994 and $2.4 million in 1993. Net income was $4.1 million, $2.6 million and $2.4 million for the respective periods. As explained above, the 1995 higher tax rate of 32% had a significantly greater impact on net income than taxes in the previous years in which the effective tax rates were significantly less.

Item 8.  Consolidated Financial Statements and Supplementary Data.


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      AND FINANCIAL STATEMENT SCHEDULES

                                                                        Page


Report of independent auditors . . . . . . . . . . . . . . . . . . . .  F-2
Consolidated balance sheets at December 31, 1995 and 1994. . . . . . .  F-3
For each of the three years in the period ended December 31, 1995:
  Consolidated statements of income. . . . . . . . . . . . . . . . . .  F-4
  Consolidated statements of cash flows. . . . . . . . . . . . . . . .  F-5
  Consolidated statements of stockholders' equity. . . . . . . . . . .  F-6
Notes to consolidated financial statements . . . . . . . . . . . . . .  F-7
Supplementary financial information:
  Quarterly results of operations (unaudited). . . . . . . . . . . . .  S-1
Schedules for each of the three years in the period
    ended December 31, 1995:
  II - Valuation and qualifying accounts and reserves. . . . . . . . .  S-2


    All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                       REPORT OF INDEPENDENT AUDITORS





The Board of Directors and Stockholders
Reliability Incorporated

    We have audited the accompanying consolidated balance sheets of Reliability Incorporated as of December 31, 1995 and 1994, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliability Incorporated at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                           BY/s/ERNST & YOUNG LLP

Houston, Texas
February 9, 1996

                          RELIABILITY INCORPORATED
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                                   ASSETS

                                                           December 31,
                                                         ---------------
                                                          1995      1994
                                                          ----      ----
Current assets:
  Cash and cash equivalents                             $ 1,552   $ 6,019
  Accounts receivable (Note 3)                            8,489     2,502
  Inventories (Notes 1 and 3)                             3,918     2,099
  Deferred tax assets (Note 5)                              478       221
  Other current assets                                      311       518
                                                         ------    ------
    Total current assets                                 14,748    11,359

Property, plant and equipment, at cost (Note 3):
  Machinery and equipment                                13,218    11,247
  Buildings and improvements                              8,070     2,596
  Land                                                      792         -
                                                         ------    ------
                                                         22,080    13,843
  Less accumulated depreciation                          13,101    11,918
                                                         ------    ------
                                                          8,979     1,925
                                                         ------    ------
                                                        $23,727   $13,284
                                                         ======    ======

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $ 1,375   $   369
  Accrued liabilities (Note 7)                            4,090     1,999
  Current maturities on long-term debt (Note 3)              93         -
  Income taxes payable (Note 5)                             686        17
                                                         ------    ------
    Total current liabilities                             6,244     2,385
Long-term debt (Note 3)                                   2,482         -
Deferred tax liabilities (Note 5)                           179       140
Commitments and contingencies (Note 6)                        -         -

Stockholders' equity:
  Common stock, without par value;
    20,000,000 shares authorized;
    4,242,848 shares issued                               5,926     5,926
  Retained earnings                                       8,896     4,833
                                                         ------    ------
    Total stockholders' equity                           14,822    10,759
                                                         ------    ------
                                                        $23,727   $13,284
                                                         ======    ======






                           See accompanying notes.

                          RELIABILITY INCORPORATED
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)

                                                  Years Ended December 31,
                                                  ------------------------
                                                  1995     1994      1993
                                                  ----     ----      ----
Revenues:
  Product sales                                 $23,154  $15,470   $19,651
  Services                                       10,776    7,957     7,371
                                                 ------   ------    ------
                                                 33,930   23,427    27,022
Costs and expenses:
  Cost of product sales                          10,224    7,964    10,986
  Cost of services                                6,613    4,773     4,419
  Marketing, general and administrative           8,862    7,056     7,975
  Research and development                        2,227    1,054       889
  Provision for restructuring (Note 9)                -        -       288
                                                 ------   ------    ------
                                                 27,926   20,847    24,557
                                                 ------   ------    ------
Operating income                                  6,004    2,580     2,465
Interest expense (income), net (Note 3)              60     (154)       43
                                                 ------   ------    ------
Income before income taxes                        5,944    2,734     2,422
Provision for income taxes (Note 5)               1,881       89        53
                                                 ------   ------    ------
Net income                                      $ 4,063  $ 2,645   $ 2,369
                                                 ======   ======    ======
Net income per share                            $   .96  $   .62   $   .56
                                                 ======   ======    ======





























                           See accompanying notes.

                          RELIABILITY INCORPORATED
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                  Years Ended December 31,
                                                  ------------------------
                                                   1995     1994      1993
                                                   ----     ----      ----
Cash flows from operating activities:
  Net income                                     $ 4,063  $ 2,645   $ 2,369
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization                1,174    1,068     1,258
      Change in deferred tax assets
        and liabilities                             (218)    (205)       31
      Provision for inventory obsolescence           179      180       262
      (Gain) loss on disposal of fixed assets        (24)       3       352
      Provisions for restructuring                     -        -       288
      Exchange (gain)                                  -        -       (49)
  Increase (decrease) in operating cash flows:
      Accounts receivable                         (5,987)     572     1,042
      Inventories                                 (1,998)      77     3,338
      Other assets                                   198     (109)      457
      Accounts payable                             1,006     (155)   (1,366)
      Accrued liabilities                          2,091      (17)     (978)
      Income taxes payable                           669       (1)      (35)
      Liability for restructuring                      -     (164)   (1,744)
                                                  ------   ------    ------
           Total adjustments                      (2,910)   1,249     2,856
                                                  ------   ------    ------
Net cash provided by operating activities          1,153    3,894     5,225
                                                  ------   ------    ------
Cash flows from investing activities:
  Expenditures for property, plant and equipment  (8,268)    (763)     (492)
  Proceeds from sale of equipment                     74       61        15
                                                  ------   ------    ------
Net cash (used) in investing activities           (8,194)    (702)     (477)
                                                  ------   ------    ------
Cash flows from financing activities:
  Issuance of mortgages payable                    2,640        -         -
  Borrowings (payments) under loan agreements          -        -    (2,457)
  Conversion of note payable to long-term debt         -        -       393
  Payments on long-term debt                         (65)     (58)     (335)
                                                  ------   ------    ------
Net cash provided (used) by financing activities   2,575      (58)   (2,399)
                                                  ------   ------    ------
Effect of exchange rate changes on cash               (1)       3       171
                                                  ------   ------    ------
Net (decrease) increase in cash                   (4,467)   3,137     2,520
Cash at beginning of year                          6,019    2,882       362
                                                  ------   ------    ------
Cash at end of year                              $ 1,552  $ 6,019   $ 2,882
                                                  ======   ======    ======










                           See accompanying notes.

                          RELIABILITY INCORPORATED
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                Years Ended December 31, 1995, 1994 and 1993
                               (In thousands)

                                        Common Stock    Retained
                                        ------------    Earnings      Total
                                     Shares     Amount (Deficit)     Amount
                                     ------     ------ ---------      ------
Balance at December 31, 1992          4,243     $5,926    $ (181)   $ 5,745
  Net income                                               2,369      2,369
                                      -----      -----     -----     ------
Balance at December 31, 1993          4,243      5,926     2,188      8,114
  Net income                                               2,645      2,645
                                      -----      -----     -----     ------
Balance at December 31, 1994          4,243      5,926     4,833     10,759
  Net Income                                               4,063      4,063
                                      -----      -----     -----     ------
Balance at December 31, 1995          4,243     $5,926    $8,896    $14,822
                                      =====      =====     =====     ======








































                           See accompanying notes.

                          RELIABILITY INCORPORATED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1995

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS

    Reliability Incorporated is a United States based corporation with operations in the United States, Singapore and Costa Rica. The Company and its subsidiaries are principally engaged in the design, manufacture and sale of equipment used to test and condition integrated circuits. The Company and its subsidiaries also operate service facilities which condition and test integrated circuits as a service to others and manufacture and sell power sources, primarily a line of DC to DC power converters. The Company's Testing Products are sold to companies that manufacture semiconductor products and are shipped to locations in the U.S., Europe, Asia and Pacific Rim countries. Currently, Services are provided principally to only two customers, one in the U.S. and one in Singapore. Power Sources are sold to U.S., European and Asian based companies that design and sell electronic equipment.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the years ended December 31, 1994 and 1993 have been reclassified to conform to the 1995 presentation.

    CASH EQUIVALENTS

    For the purposes of the statements of cash flows, the Company considers all highly liquid cash investments with maturities of three months or less, when purchased, to be cash equivalents.

    INVENTORIES

    Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include (in thousands):
                                                           1995       1994
                                                           ----       ----

Raw materials                                             $1,977     $1,299
Work-in-progress                                           1,816        726
Finished goods                                               125         74
                                                           -----      -----
                                                          $3,918     $2,099
                                                           =====      =====


    PROPERTY, PLANT AND EQUIPMENT

    For financial statement purposes, depreciation is computed principally on the straight-line method using lives from 4 to 7 years for leasehold improvements, 30 years for buildings, and the straight-line and double-declining balance methods using lives from 2 to 8 years for machinery and equipment.

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1995

    REVENUE RECOGNITION

    Generally, revenues for the sales of products and services are recognized when products are shipped unless the Company has obligations remaining under the purchase orders, in which case, revenue is deferred until all obligations are satisfied. Sales returns have historically been immaterial.

    WARRANTY

    The Company warrants products sold to customers for up to three years from shipment. A provision for estimated future warranty costs, which historically has been low, is recorded upon shipment.

    CONCENTRATION OF RISKS

    Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable and cash equivalents.

    The Company invests primarily in money market funds, commercial paper, Eurodollars and federal agency securities. The investments are made through high quality financial institutions, and investments are made only in those securities which have been assigned investment ratings in the two most credit-worthy rating categories.

    The Company's revenues are primarily denominated in U.S. dollars and thus the risk of foreign exchange fluctuations is not material.

    INCOME TAXES

    The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 is an asset and liability approach that requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The provision for income taxes includes federal, foreign, and state income taxes. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and net operating loss and tax credit carryforwards. Deferred tax expense represents the change in the deferred tax asset or liability balances.

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

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1995


    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In March 1995, the FASB issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

    USE OF ESTIMATES

    The use of estimates that affect amounts recorded in financial statements is inherent in the preparation of financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

2.  INFORMATION ON BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

    The Company operates in three industry segments: (1) manufacture of testing products which are used in testing and conditioning of integrated circuits, (2) services which condition and test integrated circuits and (3) manufacture of power sources. Corporate assets are cash investments which are classified as cash equivalents.

    Financial information by industry segment is as follows:

                                                   1995     1994      1993
                                                   ----     ----      ----
                                                       (In thousands)
Revenues from unaffiliated customers:
  Testing products                               $18,583  $10,132   $14,218
  Services                                        10,776    7,957     7,371
  Power sources                                    4,571    5,338     5,433
                                                  ------   ------    ------
                                                 $33,930  $23,427   $27,022
                                                  ======   ======    ======

Operating income:
  Testing products                               $ 4,316  $   843   $ 1,892
  Services                                         2,163    1,525     1,384
  Power sources                                       91      539      (190)
  Provision for restructuring of operations:
    Testing products                                   -        -      (280)
    Power sources                                      -        -        (8)
  General corporate expenses                        (566)    (327)     (333)
                                                  ------   ------    ------
                                                 $ 6,004  $ 2,580   $ 2,465
                                                  ======   ======    ======

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1995

  Financial information by industry segment is as follows: (continued)

                                                   1995     1994      1993
                                                   ----     ----      ----
                                                       (In thousands)
Identifiable assets:
  Testing products                               $14,563  $ 3,301   $ 5,718
  Services                                         6,374    2,790     2,905
  Power sources                                    2,790    1,806     2,395
  General corporate assets                             -    5,387         -
                                                  ------   ------    ------
                                                 $23,727  $13,284   $11,018
                                                  ======   ======    ======

Depreciation:
  Testing products                               $   446  $   290   $   341
  Services                                           575      547       597
  Power sources                                      143      194       271
                                                  ------   ------    ------
                                                 $ 1,164  $ 1,031   $ 1,209
                                                  ======   ======    ======

Capital expenditures:
  Testing products                               $ 4,176  $   127   $   248
  Services                                         3,226      559       191
  Power sources                                      866       77        53
                                                  ------   ------    ------
                                                 $ 8,268  $   763   $   492
                                                  ======   ======    ======

    Financial information by geographical area is as follows:

                                                   1995      1994     1993
                                                   ----      ----     ----
                                                       (In thousands)
Revenues from unaffiliated customers:
  United States                                  $23,212  $14,567   $19,469
  Asia and Pacific                                 6,147    4,122     4,755
  Central America                                  4,571    4,738     2,798

Intergeographic revenues:
  United States                                      678      129       120
  Asia and Pacific                                   202        -       408
  Central America                                      -      289       911
  Eliminations                                      (880)    (418)   (1,439)
                                                  ------   ------    ------
                                                 $33,930  $23,427   $27,022
                                                  ======   ======    ======

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1995

    Financial information by geographical area is as follows: (continued)

                                                   1995      1994      1993
                                                   ----      ----      ----
                                                       (In thousands)

Operating income:
  United States                                  $ 6,113  $ 2,579   $ 2,798
  Asia and Pacific                                   366      (45)      197
  Central America                                     91      373        95
  Provision for restructuring of operations:
    United States                                      -        -      (319)
    Asia and Pacific                                   -        -        31
  General corporate expenses                        (566)    (327)     (337)
                                                  ------   ------    ------
                                                 $ 6,004  $ 2,580   $ 2,465
                                                  ======   ======    ======
Identifiable assets:
  United States                                  $17,578  $ 9,445   $ 7,349
  Asia and Pacific                                 3,357    2,098     2,100
  Central America                                  2,792    1,741     1,569
                                                  ------   ------    ------
                                                 $23,727  $13,284   $11,018
                                                  ======   ======    ======

    The Company provides products and services to companies in the electronics and semiconductor industries, many of which are industry leaders. There are a limited number of companies which purchase testing products and services sold by the Company. The Company's four largest customers accounted for approximately 80%, 71% and 73% of consolidated revenues in 1995, 1994 and 1993, respectively. Accounts receivable are generally due within 30 days, and collateral is not required except that export sales from the United States generally require letters of credit. Historically, the Company's bad debts have been very low, an indication of the credit worthiness of the customers to which the Company sells.

    Intersegment sales, which are not material, and intergeographic sales of manufactured products are priced at cost plus a reasonable profit.

    The Company had export revenues from its United States operation to the following geographical areas:
                                                   1995     1994      1993
                                                   ----     ----      ----
                                                        (In thousands)
Asia and Pacific                                 $10,677   $3,643    $2,165
Europe                                             1,336    1,357     3,140
North America and other                               21      215       457
                                                  ------    -----     -----
                                                 $12,034   $5,215    $5,762
                                                  ======    =====     =====

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1995

    The Company's revenues are concentrated in the electronics industry; however, the customers operate in diverse markets and geographic areas. Revenues from major customers, as a percent of total revenues and industry segments, are as follows:

                               Total     Testing                      Power
                             Revenues   Products        Services     Sources
                             --------   --------      ------------   -------
     1995
     ----
Customer A                     30%          55%            -%           -%
Customer B                     18            -            54            6
Customer C                     18           33             -            -
Customer D                     14            -            45            -

     1994
     ----
Customer A                     27%          63%            -%           -%
Customer B                     17            -            47            5
Customer C                     10           24             -            -
Customer D                     17            -            50            -

     1993
     ----
Customer A                     24%          46%            -%           -%
Customer B                     14            -            52            -
Customer C                     23           44             -            -
Customer D                     12            -            45            -

    Accounts receivable, at any point in time, are concentrated in one or more of the Company's significant customers depending on shipments, at that point in time, to a particular customer.

3.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

    On July 1, 1995, the Company entered into a revolving credit agreement with First Interstate Bank of Texas, N.A. The facility allows borrowings through July 1, 1997 of up to $2,000,000 at the bank's base rate (8.5% at December 31, 1995). There were no balances outstanding at December 31, 1995, and the Company did not draw any funds under the agreement during 1995. Credit availability is limited to 80% of eligible accounts receivable, as defined, of the U.S. Company and its Costa Rica subsidiary, plus 30% of U.S. inventories, limited to $750,000. The credit facility requires compliance with certain financial loan covenants related to tangible net worth, current ratio, debt to tangible net worth and fiscal year-end results. The loan is unsecured, but if the Company fails to comply with financial covenants listed in the agreement, then accounts receivable, inventories and certain other assets of the U.S. Company will become collateral for the loan. The Company is in compliance with the financial requirements of the agreement at December 31, 1995.

    The Company maintained a working capital financing agreement with NationsBank of Texas, N.A. until November 1994, when the Company allowed the agreement to expire. Under the agreement, the Company could request loan advances, evidenced by demand notes, up to $2,500,000. Interest was payable

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1995

monthly at the bank's base rate plus 2 1/2%. There were no balances outstanding at December 31, 1993, and the Company did not draw any funds under the agreement during 1994. The loan was collateralized by the U.S. Company's accounts receivable, inventories, fixed assets and certain other assets.

    The Company's Singapore subsidiary maintains an agreement with a Singapore bank to provide an overdraft facility of 500,000 Singapore Dollars (U.S. $354,000) to the subsidiary at the bank's prime rate plus 1% (7% at December 31, 1995). There were no balances outstanding at December 31, 1995, but amounts utilized under credit commitments totalled $138,000, resulting in credit availability of $216,000 at December 31, 1995. The loan is collateralized by all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank, and continuation of the credit facility is at the discretion of the bank.

    Long-term debt at December 31, 1995 consisted of the following:

                                                          (In thousands)

Mortgage payable; due in monthly installments
   of $26,777, including interest at 9%, beginning
   May 1, 1995                                                 $2,575
Less current maturities                                            93
                                                                -----
    Long-term debt due after one year                           2,482
                                                                =====

    A lease on the Company's headquarters and manufacturing facility located in Houston, Texas was scheduled to expire in May 1995. In March 1995, the Company purchased the land and building for $3,300,000, of which $660,000 was paid in cash. The $2,640,000 balance is payable in 180 equal monthly installments, including interest at 9%, under a promissory note which is payable to the seller. The note is collateralized by the land and building. The aggregate maturities of the note for the next five years are: 1996 - $93,000; 1997 - $102,000; 1998 - $111,000; 1999 - $122,000; and 2000 -
$134,000.

    Interest paid on debt during 1995, 1994 and 1993 was $245,000, $1,000 and $82,000, respectively.

    Interest expense (income) is presented net as follows:

                                                     1995     1994    1993
                                                     ----     ----    ----
                                                          (In thousands)

Interest expense                                     $ 249    $   4    $ 58
Interest (income)                                     (189)    (158)    (15)
                                                       ---      ---     ---
   Interest expense (income), net                    $  60    $(154)   $ 43
                                                       ===      ===     ===

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1995

4.  EMPLOYEE STOCK PLAN

    The Company sponsors an Employee Stock Savings Plan and Trust (the "Plan"). United States employees of the Company who have completed at least one year of service become participants in the Plan. The Plan allows an employee to contribute up to 15% of defined compensation to the Plan and to elect to have contributions not be subject to Federal income taxes under
Section 401(k) of the Internal Revenue Code. The Company contributes a matching amount to the Plan equal to 50% of the employee's contribution, to a maximum of 2%, for employees who contribute 2% or more. The Company also contributes, as a voluntary contribution, an amount equal to 1% of the defined compensation of all participants. The Company's contribution for matching and voluntary contributions amounted to $121,000 in 1995, $106,000 in 1994 and $105,000 in 1993. Employee contributions may be invested in Company stock or other investment options offered by the Plan. The Company's contributions vest with the employee over seven years and are invested solely in Company stock.

    The Company, in May 1992, registered and reserved 500,000 shares of common stock for sale to the Plan. The Plan purchased, in the open market, 62,076, 47,015 and 64,115 shares during 1995, 1994 and 1993, for an aggregate purchase price of $270,000, $159,000 and $150,000, respectively. At December 31, 1995, 290,301 reserved shares remain unissued under the registration.

5.  INCOME TAXES


    The provision for income taxes is based on income before income taxes as follows:

     Geographic area                               1995     1994      1993
     ---------------                               ----     ----      ----
                                                       (In thousands)

United States                                     $5,814   $2,534    $2,187
Foreign                                              327      137       145
Eliminations and corporate items                    (197)      63        90
                                                   -----    -----     -----
                                                  $5,944   $2,734    $2,422
                                                   =====    =====     =====

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1995

    The components of the provision for income taxes are as follows:

                                                 Current   Deferred   Total
                                                 -------   --------   -----
                                                       (In thousands)
     1995
     ----
Federal                                           $1,965    $(273)   $1,692
Foreign                                                -       55        55
State                                                134        -       134
                                                   -----     ----     -----
                                                  $2,099    $(218)   $1,881
                                                   =====     ====     =====

     1994
     ----
Federal                                           $  245    $(205)   $   40
Foreign                                                -        -         -
State                                                 49        -        49
                                                   -----     ----     -----
                                                  $  294    $(205)   $   89
                                                   =====     ====     =====

     1993
     ----
Federal                                           $    -    $   -    $    -
Foreign                                               17       31        48
State                                                  5        -         5
                                                   -----     ----     -----
                                                  $   22    $  31    $   53
                                                   =====     ====     =====

    The differences between the effective rate reflected in the provision for income taxes on income before income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% are analyzed below:

                                                   1995     1994      1993
                                                   ----     ----      ----
                                                       (In thousands)

Provision at statutory rate                       $2,021    $ 930     $ 823
Change in valuation allowance                       (389)    (650)     (334)
Tax benefit of net operating loss carryforward         -     (135)        -
State income taxes                                    89       32         3
Tax effects of:
  Foreign expenses for which a tax benefit
   (is available) is not available                    87      (26)     (495)
  Foreign tax benefit of export processing
   exemption                                           -      (64)        -
Other                                                 73        2        56
                                                   -----     ----      ----
                                                  $1,881    $  89     $  53
                                                   =====     ====      ====

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1995

    The significant components of the Company's net deferred tax liabilities and assets are as follows:
                                                   1995     1994      1993
                                                   ----     ----      ----
                                                       (In thousands)
Deferred tax liabilities:
  Depreciation                                    $  155   $  140    $  103
  Domestic international sales corp. dividend          -        -        21
  Other                                               24        -         -
                                                    ----    -----     -----
    Total deferred tax liabilities                   179      140       124
                                                    ----    -----     -----
Deferred tax assets:
  Inventory reserves                                (224)    (235)     (225)
  Accrued expenses not currently deductible         (257)    (162)     (191)
  Foreign tax credits                               (470)    (469)     (490)
  Alternative minimum tax credits                      -     (154)      (74)
  Net operating loss carryforwards                     -      (60)     (255)
  Business tax credits                                 -        -      (253)
  Other                                                3        -       (21)
                                                    ----    -----     -----
    Total deferred tax assets                       (948)  (1,080)   (1,509)
Valuation allowance                                  470      859     1,509
                                                    ----    -----     -----
    Net deferred tax assets                         (478)    (221)        -
                                                    ----    -----     -----
Net deferred tax (asset) liability                 $(299)  $  (81)   $  124
                                                    ====    =====     =====

    SFAS 109 requires that the tax benefit of deferred tax assets be recorded to the extent that realization is more likely than not. Valuation allowances have been provided in each of the three years presented since realization of a portion, and in 1993 all, of the excess assets is uncertain. The reduction in the valuation allowance in 1994 and 1995 results from utilization of a portion of the assets to reduce taxes actually paid and, in 1995, the fact that the tax assets could be realized by carryback to offset taxes paid.

    The Company's Singapore subsidiary has available an investment allowance grant which provides a reduction in Singapore income taxes based on the subsidiary's investment in certain fixed assets during the period September 1995 through September 1998. The total tax benefit available to the subsidiary is approximately $473,000, of which $77,000 was recorded in 1995 as a reduction of income tax expense. The future benefit available at December 31, 1995 is approximately $396,000. The tax benefit associated with the investment allowance is refundable if conditions specified in the agreement are not met. The subsidiary is in compliance with the terms of the investment grant at December 31, 1995.

    Net income for 1994 included income of a subsidiary operating in Costa Rica under an export processing tax exemption. The subsidiary is exempt from Costa Rica income tax through 1996 and is 50% exempted from 1997 through 2000. Except for 1994 and 1992, the subsidiary has operated at a loss. A tax benefit of $64,000 relates to income of the subsidiary in 1994.

    The Company has foreign tax credit carryforwards of $470,000, with $451,000 of the carryforward expiring in 1997 and the balance expiring in 1998 and 1999.

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1995

    The Company completed a restructuring of its foreign operations in 1993. As part of the restructuring, the Company changed its policy and began providing United States taxes on unremitted foreign earnings. Earnings on which United States taxes have been provided total $2,100,000 at December 31, 1995.

    Net cash payments for income taxes during 1995, 1994 and 1993 were $1,443,000, $259,000 and $54,000, respectively.

6.  COMMITMENTS

    The Company leases manufacturing and office facilities under noncancelable operating lease agreements, expiring through 1998. Rental expense for 1995, 1994 and 1993 was $529,000, $1,241,000 and $1,234,000,
respectively.

    Future minimum rental payments under leases in effect at December 31, 1995 are: 1996 - $459,000; 1997 - $321,000; 1998 - $18,000; subsequent to
1998 - None. The lease on the Company's U.S. facility was scheduled to expire in May 1995. In March 1995, the Company purchased the facility as explained in Note 3 to the Consolidated Financial Statements. A subsidiary of the Company leased a manufacturing facility in San Jose, Costa Rica. In October 1995, the subsidiary purchased the land and building for a cash price of $810,000.

    The Company leases manufacturing and office space in its U.S. facility to a third party. Rental income for 1995, 1994 and 1993 was $96,000, $108,000 and $41,000, respectively. Future income under the lease will be:
1996 - $182,000; 1997 - $180,000; 1998 - $179,000; 1999 - $179,000; 2000 -
$179,000; subsequent to 2000 - $15,000.

7.  ACCRUED LIABILITIES

    Accrued liabilities consist of the following:
                                                            1995      1994
                                                            ----      ----
                                                            (In thousands)

Payroll                                                    $2,251    $1,287
Deferred income                                               633        60
Warranty                                                      418       302
Insurance payable                                              93       121
Other                                                         695       229
                                                            -----     -----
                                                           $4,090    $1,999
                                                            =====     =====

    The deferred income balances relate principally to payments for testing products which are included in the Company's backlog. Deferred income is refundable if the Company does not meet the terms of the orders. Revenues related to deferred income are recognized when the products are shipped.

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1995


8.  RELATED PARTY TRANSACTIONS

    The spouse of an employee of the Company has an ownership interest in a company that provides computer software development and technical assistance for certain products sold by the Company. The net expense accrued related to these transactions, including royalties, amounted to $420,000, $105,000 and $454,000 during 1995, 1994 and 1993, respectively.
The amounts payable to such company were $219,000 and $3,000 at December 31, 1995 and 1994, respectively and the accounts are settled in the ordinary course of business.

9.  PROVISION FOR RESTRUCTURING

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

                          RELIABILITY INCORPORATED
                     SUPPLEMENTARY FINANCIAL INFORMATION

                       QUARTERLY RESULTS OF OPERATIONS
                                 (Unaudited)

                    (In thousands, except per share data)


                                 First      Second     Third    Fourth
                                Quarter     Quarter   Quarter   Quarter
                                -------     -------   -------   -------

      1995
      ----
Net sales                        $4,093      $5,767   $11,286   $12,784
Gross profit                      1,644       2,945     5,929     6,575
Net income (loss)                  (472)        527     1,916     2,092
Net income (loss) per share        (.11)        .12       .45       .50

      1994
      ----
Net sales                        $5,225      $6,680    $7,141    $4,381
Gross profit                      2,515       3,337     3,053     1,785
Net income                          541       1,096       991        17
Net income per share                .13         .26       .23       .00

                          RELIABILITY INCORPORATED
        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                Years Ended December 31, 1995, 1994 and 1993

                               (In thousands)


                                               1995       1994        1993
                                               ----       ----        ----

Inventory reserves at beginning of year       $  630     $  603      $1,092
Additions charged to costs and expenses          179        180         262
Amounts charged to reserve                      (183)      (153)       (751)
                                               -----      -----       -----
Inventory reserves at end of year             $  626     $  630      $  603
                                               =====      =====       =====

                          RELIABILITY INCORPORATED

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    Not applicable.

                                  PART III

   In accordance with paragraph (3) of General Instruction G to Form 10-K,
Part III of this Report is omitted because the Company will file with the Securities and Exchange Commission not later than 120 days after the end of 1995 a definitive proxy statement pursuant to Regulation 14A involving the election of directors.

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

          2. Financial Statement Schedules. Listed in the Index to Financial Statements provided in response to Item 8 hereof (see p. F-1 for Index).

    (b)   The following exhibits are filed as part of this report:

          3.1 Restated Articles of Incorporation (with amendment). Reference is made to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

          3.2 Amended and Restated Bylaws. Reference is made to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

          21.  List of subsidiaries.

          23.  Consent of Independent Public Accountants dated March 15,
               1996.

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

RELIABILITY INCORPORATED (Registrant)             DATE:  March 18, 1996




BY/s/Max T. Langley, Senior Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.




BY/s/Larry Edwards, Chairman of the Board         DATE:  March 18, 1996
of Directors, President and
Chief Executive Officer



BY/s/Max T. Langley, Senior Vice President,       DATE:  March 18, 1996
Chief Financial Officer,
Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



BY/s/Larry Edwards, Director                      DATE:  March 18, 1996



BY/s/W. L. Hampton, Director                      DATE:  March 18, 1996



BY/s/John R. Howard, Director                     DATE:  March 18, 1996



BY/s/Thomas L. Langford, Director                 DATE:  March 18, 1996



BY/s/A. C. Lederer, Jr., Director                 DATE:  March 18, 1996

                          RELIABILITY INCORPORATED

                              INDEX TO EXHIBITS


Exhibit                                                           Page
 Number                   Description of Exhibits                Number
-------                   -----------------------                ------

   21.      List of Subsidiaries.                                  24

   23.      Consent of Independent Public Accountants              25
            dated March 15, 1996.

   27.      Financial Data Schedule.                               26