Form 10-Q
period 1996-03-31
RELIABILITY INC
filed 1996-05-09
CIK 34285

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1996 Commission File Number 1-7378


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

                    4,242,848 -- Common Stock -- No Par Value
                            as of May 9, 1996

                        RELIABILITY INCORPORATED
                                FORM 10-Q

                            TABLE OF CONTENTS

                             March 31, 1996


                     PART I - FINANCIAL INFORMATION

                                                                 Page No.


Item 1.  Financial Statements:

         Consolidated Balance Sheets:
            March 31, 1996 and December 31, 1995                    3-4

         Consolidated Statements of Operations
           and Retained Earnings:
            Three Months Ended March 31, 1996 and 1995                5

         Consolidated Statements of Cash Flows:
            Three Months Ended March 31, 1996 and 1995                6

         Notes to Consolidated Financial Statements                7-10

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    11-13


                       PART II - OTHER INFORMATION

Item 1.
  through
Item 5.  Not applicable.                                             14

Item 6.  Exhibits and Reports on Form 8-K.                           14

Signatures                                                           15


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

                     PART I - FINANCIAL INFORMATION


Item 1.         Financial Statements

                        RELIABILITY INCORPORATED
                       CONSOLIDATED BALANCE SHEETS
                             (In thousands)

                                 ASSETS

                                                 March 31,   December 31,
                                                   1996          1995
                                                (unaudited)

Current assets:
  Cash and cash equivalents                      $ 1,529       $ 1,552
  Accounts receivable                              5,243         8,489
  Inventories (Note 1)                             6,039         3,918
  Deferred tax assets                                478           478
  Other current assets                               298           311
                                                 -------       -------
    Total current assets                          13,587        14,748

Property, plant and equipment at cost:
  Machinery and equipment                         13,409        13,218
  Building and improvements                        8,386         8,070
  Land                                               792           792
                                                 -------       -------
                                                  22,587        22,080
    Less accumulated depreciation                 13,407        13,101
                                                 -------       -------
                                                   9,180         8,979
                                                 -------       -------
                                                 $22,767       $23,727
                                                 =======       =======

























                         See accompanying notes

                        RELIABILITY INCORPORATED
                       CONSOLIDATED BALANCE SHEETS

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                    (In thousands, except share data)

                                                 March 31,   December 31,
                                                   1996          1995
                                                (unaudited)

Current liabilities:
  Accounts payable                               $ 1,139       $ 1,375
  Accrued liabilities                              2,988         4,090
  Current maturities on long-term debt (Note 2)      224            93
  Income taxes payable                               424           686
                                                 -------       -------
    Total current liabilities                      4,775         6,244

Long-term debt (Note 2)                            2,309         2,482
Deferred tax liabilities                             170           179
Commitments and contingencies (Note 3)                 -             -

Stockholders' equity:
  Common stock, without par value;
    20,000,000 shares authorized,
    4,242,848 shares issued                        5,926         5,926
  Retained earnings                                9,587         8,896
                                                 -------       -------
    Total stockholders' equity                    15,513        14,822
                                                 -------       -------
                                                 $22,767       $23,727
                                                 =======       =======





























                         See accompanying notes

                        RELIABILITY INCORPORATED
       CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                      Three Months Ended March 31,
                  (In thousands, except per share data)

                                                   1996          1995
                                                      (unaudited)

Revenues                                          $6,758        $4,093

Costs and expenses:
  Cost of revenues                                 3,039         2,449
  Marketing, general and administrative            2,163         1,696
  Research and development                           512           526
                                                  ------        ------
                                                   5,714         4,671
                                                  ------        ------
Operating income (loss)                            1,044          (578)
Interest expense (income), net (Note 2)               20            (1)
                                                  ------        ------
Income (loss) before income taxes                  1,024          (577)
                                                  ------        ------
Provision (benefit) for income taxes (Note 1):
  Current                                            342           (95)
  Deferred                                            (9)          (10)
                                                  ------        ------
                                                     333          (105)
                                                  ------        ------
Net income (loss)                                    691          (472)

Retained earnings beginning of period              8,896         4,833
                                                  ------        ------
Retained earnings end of period                   $9,587        $4,361
                                                  ======        ======

Net income (loss) per share                       $  .16        $ (.11)
                                                  ======        ======























                         See accompanying notes

                        RELIABILITY INCORPORATED
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Three Months Ended March 31,
                             (In thousands)

                                                   1996          1995
                                                      (unaudited)
Cash flows from operating activities:
  Net income (loss)                               $  691         $(472)
  Adjustments to reconcile net income (loss) to
    net cash provided (used) by operating
    activities:
      Depreciation and amortization                  334           326
      Change in deferred tax assets and
        liabilities                                   (9)          (10)
      Provision for inventory obsolescence             3            17
  Increase (decrease) in operating cash flows:
      Accounts receivable                          3,246           318
      Inventories                                 (2,124)         (124)
      Refundable income taxes                          -          (132)
      Other current assets                            13           136
      Accounts payable                              (236)          261
      Accrued liabilities                         (1,102)         (555)
      Income taxes payable                          (262)           (1)
                                                  ------        ------
          Total adjustments                         (137)          236
                                                  ------        ------
Net cash provided (used) by
  operating activities                               554          (236)
                                                  ------        ------
Cash flows from investing activities:
  Expenditures for property, plant
    and equipment, net                              (535)       (3,602)
                                                  ------        ------
Net cash (used) by investing activities             (535)       (3,602)
                                                  ------        ------
Cash flows from financing activities:
  Issuance of mortgage payable                         -         2,640
  Payments on mortgage payable                       (42)            -
                                                  ------        ------
Net cash (used) provided by
  financing activities                               (42)        2,640
                                                  ------        ------
Net (decrease) in cash                               (23)       (1,198)
Cash at beginning of period                        1,552         6,019
                                                  ------        ------
Cash at end of period                             $1,529        $4,821
                                                  ======        ======


Supplemental disclosures:
  Interest paid                                   $   58        $   69
                                                  ======        ======
  Income taxes paid                               $  602        $   38
                                                  ======        ======





                         See accompanying notes

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1996

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

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the period ended March 31, 1995 have been reclassified to conform to the 1996 presentation.

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Cash Equivalents
- ----------------

    For the purposes of the statements of cash flows, the Company considers all highly liquid cash investments with maturities of three months or less, when purchased, to be cash equivalents.

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1996


Inventories
- -----------

    Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include (in thousands):

                                                 March 31,   December 31,
                                                   1996          1995

    Raw materials                                 $2,453        $1,977
    Work-in-progress                               3,243         1,816
    Finished goods                                   343           125
                                                  ------        ------
                                                  $6,039        $3,918
                                                  ======        ======

Income Taxes
- ------------

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

    The differences between the effective rate reflected in the provision (benefit) for income taxes on income (loss) before income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% are analyzed below (in thousands):

                                                        March 31,
                                                   1996          1995

    Provision at statutory rate                     $348         $(196)
    State income taxes                                10             3
    Foreign tax benefit from an export
      processing exemption                           (19)            -
    Foreign expenses for which a benefit
      (is available) is not available                  -            77
    Other                                             (6)           11
                                                    ----         -----
        Provision (benefit) for income taxes        $333         $(105)
                                                    ====         =====

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              March 31, 1996

Advanced Payments
- -----------------

    Advanced payments from customers included in accrued liabilities total $706,000 at March 31, 1996 and $633,000 at December 31, 1995. The advanced payments relate principally to payments for testing products which are included in the Company's backlog and are refundable if the Company does not meet the terms of the order. Revenues related to advanced payments are recognized when the products are shipped.

2.  BORROWING ARRANGEMENTS AND LONG-TERM DEBT

    On July 1, 1995, the Company entered into a revolving credit agreement with First Interstate Bank of Texas, N.A. The facility allows borrowings through July 1, 1997 up to $2,000,000 at the bank's base rate (8.25% at March 31, 1996). There were no balances outstanding at March 31, 1996, and the Company did not draw any funds under the agreement during 1995 or 1996. Credit availability is limited to 80% of eligible accounts receivable, as defined, of the U.S. Company and its Costa Rica subsidiary, plus 30% of U.S. inventories, limited to $750,000. The credit facility requires compliance with certain financial loan covenants related to tangible net worth, current ratio, debt to tangible net worth and fiscal year-end results. The loan is unsecured, but if the Company fails to comply with financial covenants listed in the agreement, then accounts receivable, inventories and certain other assets of the U.S. Company will become collateral for the loan. The Company is in compliance with the financial requirements of the agreement at March 31, 1996.

    The Company's Singapore subsidiary maintains an agreement with a Singapore bank to provide an overdraft facility to the subsidiary of 500,000 Singapore dollars (U.S. $355,000) at the bank's prime rate plus 1% (7% at March 31, 1996). There were no balances outstanding at March 31, 1996, but amounts utilized under credit commitments totalled $139,000, resulting in credit availability of $216,000 at March 31, 1996. The loan is collateralized by all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank and continuation of the credit facility is at the discretion of the bank.

    Long-term debt consisted of the following (in thousands):

                                                 March 31,   December 31,
                                                   1996          1995

    Mortgage payable; due in monthly install-
      ments of $26,777, including interest at 9%  $2,533        $2,575
    Less current maturities                          224            93
                                                  ------        ------
    Long-term debt due after one year             $2,309        $2,482
                                                  ======        ======

    A lease on the Company's headquarters and manufacturing facility located in Houston, Texas was scheduled to expire in May 1995. In March 1995, the Company purchased the land and building for $3,300,000, of which $660,000
was paid in cash.   The $2,640,000  balance is payable in  180 equal monthly

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              March 31, 1996

installments beginning May 1, 1995, including interest at 9%, under a promissory note which is payable to the seller. The Company began paying an additional principal payment of $10,000 each month effective March 1, 1996. Current maturities as of March 31, 1996 assume the Company will continue making the additional $10,000 principal payment, resulting in the note being paid in full in 110 payments. The note is collateralized by the land and building.

    Interest expense (income), for the periods ended March 31, is presented net as follows (in thousands):
                                                   1996          1995

    Interest expense                                $ 59          $ 69
    Interest (income)                                (39)          (70)
                                                    ----          ----
    Interest expense (income), net                  $ 20          $ (1)
                                                    ====          ====

3.  COMMITMENTS

    The Company leases certain facilities under non-cancellable operating lease agreements, expiring through 1998.

    Future minimum rental payments under leases in effect at March 31, 1996 are: 1996 - $344,000; 1997 - $321,000; 1998 - $18,000; subsequent to 1998 -
None.

    The Company leases manufacturing and office space in its U.S. facility to a third party under an agreement expiring in January 2001. Future income under the lease will be: 1996 - $182,000; 1997 - $180,000; 1998 - $179,000;
1999 - $179,000; 2000 - $179,000; subsequent to 2000 - $15,000.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             March 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

    Management considers cash provided by operations and retained earnings to be the primary sources of capital. The Company maintains lines of credit to supplement these primary sources of capital and has, until recently, leased most of its facilities, reducing the need to expend capital on such items. Changes in the Company's financial condition and liquidity since March 31, 1995, are generally attributable to changes in cash flows from operating activities and changes in levels of capital expenditures. Factors discussed in the management's discussion included in the Company's 1995 Form 10-K are also applicable to operations for the three months of 1996 and should be read in conjunction with this discussion.

    Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following chart:

                                    March 31,  December 31,   March 31,
                                      1996         1995         1995

  Working capital:
   Working capital (in thousands)    $8,812       $8,504       $7,771
   Current ratio                   2.8 to 1     2.4 to 1     4.6 to 1
  Equity ratios:
   Total liabilities to equity          0.5          0.6          0.5
   Assets to equity                     1.5          1.6          1.5
  Profitability ratios:
   Gross profit                        55 %         50 %         40 %
   Return on revenues                  10 %         12 %        (12)%
   Return on assets (annualized)       12 %         17 %        (12)%
   Return on equity (annualized)       18 %         27 %        (18)%

   The Company's financial condition improved throughout 1995, and has remained strong during 1996. Working capital increased to $8.8 million at March 31, 1996, from $7.8 million at March 31, 1995. The ratio of current assets to current liabilities has declined in comparison to the March 31, 1995 ratio, but was a very strong 2.8 at March 31, 1996. The Company's current ratio was unusually high at March 31, 1995 due to the Company having approximately $4.8 million in cash which was generated by operations during a period of declining production. The March 31, 1995 cash balance and cash provided by operations in 1995 were used to purchase $8.3 million of capital assets ($4.7 million in 1995 subsequent to March 31, 1995). Increases in demand for the Company's products and services during the entire year of 1995 and the first three months of 1996 caused a significant increase in the Company's backlog during 1995 and an increase during the first quarter of 1996. Backlog was $15.3 million at March 31, 1996, compared to $14.1 million at December 31, 1995. The operating effects of these increases in backlog have affected various elements of cash provided by operations.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             March 31, 1996


   Net cash provided by operating activities for the three months ended March 31, 1996 was $554,000, compared with $236,000 used by operations in the first three months of 1995. The principal items contributing to the cash provided by operations in 1996 were a decrease in accounts receivable of $3.2 million and net income plus depreciation of $1.0 million. Cash provided by operations was reduced by decreases in accounts payable, accrued liabilities and income taxes payable totalling $1.6 million and an increase in inventories of $2.1 million in the first quarter of 1996, reflecting increases in production of testing products which are included in the Company's backlog. These products are scheduled for shipment in the second quarter of 1996. The decrease in accounts receivable resulted from a reduction in the level of revenues in the first quarter of 1996 compared to the fourth quarter of 1995. Accrued liabilities decreased $1.1 million due to payment of performance bonuses related to 1995 profitability and a general reduction in most items included in accrued liabilities due to payment of year-end accruals in the first quarter of 1996. In addition, a reduction in the level of revenues during the first quarter of 1996 compared to the fourth quarter of 1995 contributed to the decrease in accrued liabilities. Income taxes payable decreased due to payment of the balance of 1995 income taxes in the first quarter of 1996.

   The Company did not need to utilize its principal line of credit during 1994 and allowed the line of credit to expire in November 1994. In July 1995, the Company established a credit facility with a financial institution to provide credit availability of $2.0 million to supplement cash provided by operations, if required. To date, this credit facility has not been utilized. The Company's Singapore subsidiary maintains a small overdraft facility to support the subsidiary's credit commitments. The subsidiary could borrow $216,000 under the facility at March 31, 1996.

   Capital expenditures during the first three months of 1996 and 1995 were $0.5 and $3.6 million, respectively. Expenditures for 1996 include improvements to the testing services facility in North Carolina, which was purchased in the fourth quarter of 1995, and equipment for the Singapore Services facility. Expenditures for 1995 also included the purchase of the Company's Houston, Texas facility for $3.3 million and a facility in Costa Rica for $810,000, resulting in a reduction in the Company's occupancy expenses.

   The Company believes its cash and cash equivalent balances, future cash generated from operations and available lines of credit will be sufficient to meet the cash requirements of the Company for the remainder of 1996 and the first quarter of 1997.

RESULTS OF OPERATIONS

   Three months ended March 31, 1996, compared to three months ended March 31, 1995.

Revenues. Revenues for the 1996 three-month period were $6.8 million compared to $4.1 million for the 1995 quarter. Revenues in the Testing Products and Services segments increased $1.6 and $0.8 million, respectively. Power Sources revenues increased $0.3 million.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             March 31, 1996

RESULTS OF OPERATIONS - continued

   Revenues in the Testing Products segment were $2.8 million for the first quarter of 1996, which is an increase of 133% over the first quarter of 1995 and is related to increased demand resulting in volume increases and higher unit prices due to product mix changes. Revenues from the sale of CRITERIA and loader and unloader products increased $1.0 million while revenues from the sale of INTERSECT products increased $0.6 million.

   Revenues in the Services segment for the 1996 quarter were $2.7 million, an increase of 39% compared to the corresponding 1995 quarter. The increase is related to both of the Company's services facilities and was caused by volume increases resulting from increased demand.

   Revenues in the Power Sources segment were $1.3 million for the first quarter of 1996, reflecting a 35% increase from the 1995 quarter. Revenues were affected by general increases in demand, beginning in the fourth quarter of 1995, resulting in volume increases during the first quarter of 1996.

Costs and Expenses. Total costs and expenses for the 1996 quarter increased $1.0 million or 22% compared to the 65% revenue increase of $2.7 million. Cost of revenues increased $590,000, marketing, general and administrative expenses increased $467,000 and research and development expenses decreased $14,000.

   The increase in the gross profit from 40% in the 1995 quarter to 55% in 1996 is attributable primarily to the Testing Products segment and, to a lesser extent, the Services and Power Sources business segments. The gross profit in the Testing Products and Services segments increased due to volume increases and production efficiencies related to the volume increases. An increase in the gross profit in the Power Sources segment is attributable to revenue increases.

   Marketing, general and administrative expenses for the 1996 quarter increased $467,000. The increase in expenses is related to an increase in volume related expenses in the Testing Products segment and, to lesser degrees, in the Power Sources and Services segments due to the increase in revenues.

   The Company's effective tax rate was 33% for the quarter ended March 31, 1996, compared to a tax benefit rate of 18% for the 1995 quarter. The effective tax rate in 1996 was slightly less than the U.S. statutory rate due to the availability of a tax benefit from an export processing exemption in Costa Rica. The principal reason the Company's effective benefit rate varied from the U.S. statutory rate in 1995 was that tax benefits were not available to a foreign subsidiary due to net operating loss limitations.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             March 31, 1996


                      PART II.   OTHER INFORMATION


Items 1 through 5.

   Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

    (a) Not applicable.

    (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1996.

                        RELIABILITY INCORPORATED
                               SIGNATURES

                             March 31, 1996



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              RELIABILITY INCORPORATED
                                                    (Registrant)







                                              BY /s/ Larry Edwards
DATE: May 9, 1996                             Larry Edwards
                                              President and
                                              Chief Executive Officer




                                              BY /s/ Max T. Langley
DATE:  May 9, 1996                            Max T. Langley
                                              Sr. Vice President - Finance
                                              and Chief Financial Officer