Form 10-Q
period 1996-06-30
RELIABILITY INC
filed 1996-08-09
CIK 34285

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1996 Commission File Number 1-7378


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

                    4,242,848 -- Common Stock -- No Par Value
                               as of August 9, 1996

                        RELIABILITY INCORPORATED
                                FORM 10-Q

                            TABLE OF CONTENTS

                              June 30, 1996


                     PART I - FINANCIAL INFORMATION

                                                                 Page No.


Item 1.  Financial Statements:

         Consolidated Balance Sheets:
            June 30, 1996 and December 31, 1995                     3-4

         Consolidated Statements of Income
           and Retained Earnings:
            Six Months Ended June 30, 1996 and 1995                   5
            Three Months Ended June 30, 1996 and 1995                 6

         Consolidated Statements of Cash Flows:
            Six Months Ended June 30, 1996 and 1995                   7

         Notes to Consolidated Financial Statements                8-11

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    12-16


                       PART II - OTHER INFORMATION

Item 1.
  through
Item 5.  Not applicable.                                             17

Item 6.  Exhibits and Reports on Form 8-K.                           17

Signatures                                                           18

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

                     PART I - FINANCIAL INFORMATION


Item 1.         Financial Statements

                        RELIABILITY INCORPORATED
                       CONSOLIDATED BALANCE SHEETS
                             (In thousands)

                                 ASSETS
                                                 June 30,    December 31,
                                                   1996          1995
                                               (unaudited)
Current assets:
  Cash and cash equivalents                      $ 1,515       $ 1,552
  Accounts receivable                              6,192         8,489
  Inventories (Note 1)                             5,741         3,918
  Deferred tax assets                                612           478
  Other current assets                               247           311
                                                 -------       -------
    Total current assets                          14,307        14,748

Property, plant and equipment at cost:
  Machinery and equipment                         13,451        13,218
  Buildings and improvements                       8,785         8,070
  Land                                               792           792
                                                 -------       -------
                                                  23,028        22,080
    Less accumulated depreciation                 13,703        13,101
                                                 -------       -------
                                                   9,325         8,979
                                                 -------       -------
                                                 $23,632       $23,727
                                                 =======       =======



























                         See accompanying notes

                        RELIABILITY INCORPORATED
                       CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share data)

                  LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 June 30,    December 31,
                                                   1996          1995
                                                (unaudited)

Current liabilities:
  Accounts payable                               $   720       $ 1,375
  Accrued liabilities                              3,103         4,090
  Current maturities on long-term debt (Note 2)      228            93
  Income taxes payable                               352           686
                                                 -------       -------
    Total current liabilities                      4,403         6,244

Long-term debt (Note 2)                            2,251         2,482
Deferred tax liabilities                             180           179
Commitments and contingencies (Note 3)                 -             -

Stockholders' equity:
  Common stock, without par value;
    20,000,000 shares authorized,
    4,242,848 shares issued                        5,926         5,926
  Retained earnings                               10,872         8,896
                                                 -------       -------
    Total stockholders' equity                    16,798        14,822
                                                 -------       -------
                                                 $23,632       $23,727
                                                 =======       =======




























                         See accompanying notes

                        RELIABILITY INCORPORATED
         CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                  (In thousands, except per share data)

                       Six Months Ended June 30,

                                                      1996          1995
                                                         (unaudited)

Revenues                                            $16,167       $9,860

Costs and expenses:
  Cost of revenues                                    7,789        5,271
  Marketing, general and administrative               4,307        3,390
  Research and development                            1,033        1,090
                                                     ------       ------
                                                     13,129        9,751
                                                     ------       ------
Operating income                                      3,038          109
Interest expense, net (Note 2)                           58            2
                                                     ------       ------
Income before income taxes                            2,980          107
                                                     ------       ------
Provision (benefit) for income taxes (Note 1):
  Current                                             1,137          181
  Deferred                                             (133)        (129)
                                                     ------       ------
                                                      1,004           52
                                                     ------       ------
Net income                                            1,976           55

Retained earnings beginning of period                 8,896        4,833
                                                     ------       ------
Retained earnings end of period                     $10,872       $4,888
                                                     ======       ======

Net income per share                                $   .47       $  .01
                                                     ======       ======























                         See accompanying notes

                        RELIABILITY INCORPORATED
         CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                  (In thousands, except per share data)

                       Three Months Ended June 30,

                                                      1996         1995
                                                         (unaudited)

Revenues                                            $ 9,409       $5,767

Costs and expenses:
  Cost of revenues                                    4,750        2,822
  Marketing, general and administrative               2,144        1,694
  Research and development                              521          564
                                                    -------       ------
                                                      7,415        5,080
                                                    -------       ------
Operating income                                      1,994          687
Interest expense, net (Note 2)                           38            3
                                                    -------       ------
Income before income taxes                            1,956          684
                                                    -------       ------
Provision (benefit) for income taxes (Note 1):
  Current                                               795          276
  Deferred                                             (124)        (119)
                                                    -------       ------
                                                        671          157
                                                    -------       ------
Net income                                            1,285          527

Retained earnings beginning of period                 9,587        4,361
                                                    -------       ------
Retained earnings end of period                     $10,872       $4,888
                                                    =======       ======
Net income per share                                $   .31       $  .12
                                                    =======       ======
























                         See accompanying notes

                        RELIABILITY INCORPORATED
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)

                        Six Months Ended June 30,

                                                      1996          1995
                                                         (unaudited)

Cash flows from operating activities:
  Net income                                         $1,976      $    55
  Adjustments to reconcile net income to cash
    provided (used) by operating activities:
      Depreciation and amortization                     673          595
      Change in deferred tax assets
        and liabilities                                (133)        (129)
      Provision for inventory obsolescence              372          144
  Increase (decrease) in operating cash flows:
      Accounts receivable                             2,297       (1,860)
      Inventories                                    (2,195)      (2,232)
      Other assets                                       64          288
      Accounts payable                                 (655)         709
      Accrued liabilities                              (987)        (105)
      Income taxes payable                             (334)         100
                                                     ------       ------
          Total adjustments                            (898)      (2,490)
                                                     ------       ------
Net cash provided (used) by
  operating activities                                1,078       (2,435)
                                                     ------       ------
Cash flows from investing activities:
  Expenditures for property, plant and equipment     (1,019)      (3,950)
                                                     ------       ------
Net cash (used) by investing activities              (1,019)      (3,950)
                                                     ------       ------
Cash flows from financing activities:
  Issuance of mortgage payable                            -        2,640
  Payments on long-term debt                            (96)         (21)
                                                     ------       ------
Net cash provided (used) by
  financing activities                                  (96)       2,619
                                                     ------       ------
Net (decrease) in cash                                  (37)      (3,766)
Cash at beginning of period                           1,552        6,019
                                                     ------       ------
Cash at end of period                                $1,515       $2,253
                                                     ======       ======
Supplemental disclosures:
  Interest paid                                      $  114       $  128
                                                     ======       ======
  Income taxes paid                                  $1,469       $   81
                                                     ======       ======









                         See accompanying notes

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              June 30, 1996

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business
- -----------------------

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

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the period ended June 30, 1995 have been reclassified to conform to the 1996 presentation.

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Use of Estimates
- ----------------

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

                              June 30, 1996


Inventories
- -----------

    Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include (in thousands):

                                                  June 30,  December 31,
                                                    1996         1995


    Raw materials                                  $1,891      $1,977
    Work-in-progress                                3,313       1,816
    Finished goods                                    537         125
                                                   ------      ------
                                                   $5,741      $3,918
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

    The differences between the effective rate reflected in the provision for income taxes on income before income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% are analyzed below (in thousands) for the six month periods ended:

                                                         June 30,
                                                    1996            1995

    Provision at statutory rate                    $1,013           $ 36
    State income taxes                                 53              8
    Change in valuation allowance                       -            (66)
    Foreign tax benefit from an export
      processing exemption                            (63)             -
    Foreign expenses for which a benefit
      (is available) is not available                   -             47
    Other                                               1             27
                                                   ------           ----
        Provision for income taxes                 $1,004           $ 52
                                                   ======           ====

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              June 30, 1996

Advanced Payments
- -----------------

    Advanced payments from customers included in accrued liabilities total $179,000 at June 30, 1996 and $633,000 at December 31, 1995. The advanced payments relate principally to payments for testing products which are included in the Company's backlog and are refundable if the Company does not meet the terms of the order. Revenues related to advanced payments are recognized when the products are shipped.

2.  BORROWING ARRANGEMENTS AND LONG-TERM DEBT

    On July 1, 1995, the Company entered into a revolving credit agreement with Wells Fargo Bank Texas, N.A. The facility allows borrowings through July 1, 1997 up to $2,000,000 at the bank's base rate (8.25% at June 30, 1996). There were no balances outstanding at June 30, 1996, and the Company did not draw any funds under the agreement during 1995 or 1996. Credit availability is limited to 80% of eligible accounts receivable, as defined, of the U.S. Company and its Costa Rica subsidiary, plus 30% of U.S. inventories, limited to $750,000. The credit facility requires compliance with certain financial loan covenants related to tangible net worth, current ratio, debt to tangible net worth and fiscal year-end results. The loan is unsecured, but if the Company fails to comply with financial covenants listed in the agreement, then accounts receivable, inventories and certain other assets of the U.S. Company will become collateral for the loan. The Company was in compliance with the financial requirements of the agreement at June 30, 1996.

    The Company's Singapore subsidiary maintains an agreement with a Singapore bank to provide an overdraft facility to the subsidiary of 500,000 Singapore dollars (U.S. $355,000) at the bank's prime rate plus 1% (7% at June 30, 1996). There were no balances outstanding at June 30, 1996, but amounts utilized under credit commitments totalled $139,000, resulting in credit availability of $216,000 at June 30, 1996. The loan is collateralized by all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank and continuation of the credit facility is at the discretion of the bank.

    Long-term debt consisted of the following (in thousands):

                                                  June 30,   December 31,
                                                    1996         1995

    Mortgage payable; due in monthly install-
      ments of $26,777, including interest at 9%   $2,479       $2,575
    Less current maturities                           228           93
                                                   ------       ------
    Long-term debt due after one year              $2,251       $2,482
                                                   ======       ======

    A lease on the Company's headquarters and manufacturing facility located in Houston, Texas was scheduled to expire in May 1995. In March 1995, the Company purchased the land and building for $3,300,000, of which $660,000
was paid in cash.   The $2,640,000 balance was payable in  180 equal monthly

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              June 30, 1996

installments beginning May 1, 1995, including interest at 9%, under a promissory note which is payable to the seller. The Company began paying an additional principal payment of $10,000 each month effective March 1, 1996. Current maturities as of June 30, 1996 assume the Company will continue making the additional $10,000 principal payment, resulting in the note being paid in full in 110 payments. The note is collateralized by the land and building.

    Interest expense (income), for the periods ended June 30, is presented net as follows (in thousands):
                                                    1996         1995

    Interest expense                                 $117        $ 128
    Interest (income)                                 (59)        (126)
                                                     ----        -----
    Interest expense, net                            $ 58        $   2
                                                     ====        =====

3.  COMMITMENTS

    The Company leases certain facilities under non-cancelable operating lease agreements, expiring through 1998.

    Future minimum rental payments under leases in effect at June 30, 1996 are: 1996 - $232,000; 1997 - $326,000; 1998 - $19,000; subsequent to 1998 -
None.

    The Company leases manufacturing and office space in its U.S. facility to a third party under an agreement expiring in January 2001. Future income under the lease will be: 1996 - $99,000; 1997 - $180,000; 1998 - $179,000;
1999 - $179,000; 2000 - $179,000; subsequent to 2000 - $15,000.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              June 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

    Management considers cash provided by operations and retained earnings to be the primary sources of capital. The Company maintains lines of credit to supplement these primary sources of capital and had, until 1995, leased most of its facilities, reducing the need to expend capital on such items. Changes in the Company's financial condition and liquidity since June 30, 1995 are generally attributable to changes in cash flows from operating activities and changes in levels of capital expenditures. Factors discussed in the management's discussion included in the Company's 1995 Form 10-K are also applicable to operations for the six months of 1996 and should be read in conjunction with this discussion.

    Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following chart (six months ended June 30, and twelve months ended December 31,):

                                     June 30,   December 31,   June 30,
                                       1996         1995         1995

  Working Capital:
   Working Capital (in thousands)     $9,904       $8,504       $8,121
   Current Ratio                    3.2 to 1     2.4 to 1     3.6 to 1
  Equity Ratios:
   Total Liabilities to Equity           0.4          0.6          0.5
   Assets to Equity                      1.4          1.6          1.5
  Profitability Ratios:
   Gross Profit                         52 %         50 %         47 %
   Return on Revenues                   12 %         12 %          1 %
   Return on Assets (Annualized)        17 %         17 %          1 %
   Return on Equity (Annualized)        24 %         27 %          1 %

   The Company's financial condition improved throughout 1995 and has remained very strong during 1996. Working capital increased to $9.9 million at June 30, 1996, from $8.1 million at June 30, 1995, and the ratio of current assets to current liabilities declined from 3.6 to 1 at June 30, 1995 to a very healthy 3.2 at June 30, 1996. The Company's current ratio was unusually high at June 30, 1995 due to the Company having approximately $2.3 million in cash which was generated by operations during a period of moderately low production. The June 30, 1995 cash balance and cash provided by operations in 1995 were used to purchase $8.3 million of capital assets ($4.3 million in 1995 subsequent to June 30, 1995) in 1995. Increases in demand for the Company's products and services during the entire year of 1995 and the first quarter of 1996 resulted in a significant increase in the Company's backlog during 1995 and an increase during the first quarter of 1996. Backlog was $15.3 million at March 31, 1996, compared to $14.1 million at December 31, 1995. Worldwide demand for semiconductors has slowed in recent months, resulting in a decrease in new orders for testing and conditioning equipment and a decline in demand for conditioning services, resulting in a decrease in backlog to $11.9 million at June 30, 1996. The effects of operating at this increased level have affected various elements of cash provided by operations.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              June 30, 1996

   Net cash provided by operating activities for the six months ended June 30, 1996 was $1.1 million, contrasted with $2.4 million used in the first six months of 1995. The principal items contributing to the cash provided by operations in 1996 were net income plus depreciation of $2.6 million, a decrease in accounts receivable of $2.3 million and a $372,000 increase in the provision for inventory obsolescence. Cash provided by operations was reduced by decreases in accounts payable, accrued liabilities and income taxes payable totalling $2.0 million and an increase in inventories of $2.2 million in the first half of 1996. The increase in inventories results from increases in production of testing products which are included in the Company's backlog. These products are scheduled for shipment in the second half of 1996. The decrease in accounts receivable resulted from a reduction in the level of revenues in the second quarter of 1996 compared to the fourth quarter of 1995 and the increase in the provision for inventory obsolescence relates to excess inventory associated with a specific INTERSECT model. The excess inventory resulted from a decrease in demand for the product. Accrued liabilities decreased $1.0 million due to payment of performance bonuses related to 1995 profitability and a general reduction in most items included in accrued liabilities due to payment of year-end accruals in the first quarter of 1996. In addition, a reduction in the level of revenues during the first and second quarters of 1996 compared to the fourth quarter of 1995 contributed to the decrease in accrued liabilities. Income taxes payable decreased due to payment of the balance of 1995 income taxes in the first quarter of 1996.

   Based on currently available information, principally a decrease in demand for semiconductors, the Company's forward-looking projections indicate that revenues and net income for 1996 will be approximately equal to 1995 net income and revenues. Calendar year 1995 was one of the best years in the Company's history.

   The Company did not utilize its principal line of credit during 1994 and allowed the U.S. line of credit to expire in November 1994. In July 1995, the Company established a credit facility with a financial institution to provide credit availability of $2.0 million to supplement cash provided by operations, if required. To date, this credit facility has not been utilized. The Company's Singapore subsidiary maintains a small overdraft facility to support the subsidiary's credit commitments. The subsidiary could borrow $216,000 under the facility at June 30, 1996.

   Capital expenditures during the first half of 1996 and 1995 were $1.0 million and $4.0 million, respectively. Expenditures for 1996 include improvements to the testing services facility in North Carolina, which was purchased in the fourth quarter of 1995, and equipment for the Singapore services facility. A significant portion of the expenditures during the first half of 1995 related to the purchase of the Company's headquarters facility for $3.3 million. The purchase has significantly reduced the Company's occupancy expenses. Management currently projects that expenditures for the last six months of 1996 will be between $1.5 and $2.0 million.

   The Company believes its cash and cash equivalent balances, future cash generated from operations and available lines of credit will be sufficient to meet the cash requirements of the Company for the remainder of 1996 and the first half of 1997.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              June 30, 1996

RESULTS OF OPERATIONS

   Six months ended June 30, 1996 compared to six months ended June 30, 1995.

Revenues. Revenues for the 1996 six-month period were $16.2 million compared to $9.9 million for the 1995 period. Revenues in the Testing Products and Services segments increased $4.5 and $1.4 million, respectively. Power Sources revenues increased $0.4 million.

   Revenues in the Testing Products segment were $8.0 million for the first half of 1996, which is an increase of 127% over the first half of 1995. The increase is related to increased demand resulting in volume increases and higher unit prices due to product mix changes. Revenues from the sale of INTERSECT products increased $4.4 million, while revenues from the sale of CRITERIA and loader and unloader products increased $0.1 million.

   Revenues in the Services segment for the 1996 period were $5.6 million, an increase of 35% compared to the corresponding 1995 period. The increase is related primarily to the Company's Singapore services facility and was caused by volume increases resulting from increased demand, unit price increases resulting from product mix changes and by the sale of burn-in boards to support product mix changes.

   Revenues in the Power Sources segment were $2.6 million for the first half of 1996, reflecting an 18% increase from the 1995 period. Revenues were affected by general increases in demand, beginning in the fourth quarter of 1995, resulting in small volume increases and price increases resulting from product mix changes during the first half of 1996.

Costs and Expenses. Total costs and expenses for the 1996 period increased $3.4 million or 35% compared to the 64% revenue increase of $6.3 million. Cost of revenues increased $2.5 million, marketing, general and administrative expenses increased $0.9 million and research and development expenses decreased slightly.

   The increase in the gross profit from 47% in the 1995 period to 52% in the 1996 period is attributable primarily to the Testing Products segment and, to a lesser extent, the Power Sources business segment. The gross profit in the Testing Products segment increased due to volume increases and production efficiencies related to the volume increases. The increase was reduced somewhat by a $360,000 provision for inventory obsolescence related to excess inventory, resulting from reduced demand for a specific INTERSECT model. An increase in the gross profit in the Power Sources segment is attributable to revenue increases resulting from product mix changes. The gross profit in the Services segment declined due to higher costs associated with maintaining two facilities during the first quarter of 1996 while operations in North Carolina were moved to a new facility, and an increase in revenues from the sale of burn-in boards to Services customers. Gross profit on burn-in boards is traditionally lower because of price competition.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              June 30, 1996

RESULTS OF OPERATIONS - continued

   Marketing, general and administrative expenses for the 1996 period increased $0.9 million. The increase in expenses is related to an increase in volume related expenses in the Testing Products segment and, to lesser degrees, in the Services and Power Sources segments, and an increase in incentive bonus accruals, which are directly related to the increase in profitability in 1996.

   The Company's effective tax rate was 34% for the six months ended June 30, 1996, compared to an effective tax rate of 49% for the 1995 period. The effective tax rate in 1996 was affected by a tax benefit from an export processing exemption in Costa Rica and state income tax expense. The principal reasons the Company's effective tax rate varied from the U.S. statutory rate in 1995 were that tax benefits were not available to a foreign subsidiary due to net operating loss limitations and the U.S. Company utilized deferred tax asset carryforwards to reduce income tax expense in 1995.

   Three months ended June 30, 1996, compared to three months ended June
30, 1995.

   Revenues. Revenues for the 1996 three-month period increased $3.6 million to $9.4 million. Revenues in the Testing Products segment were $5.3 million for the second quarter of 1996 which is an increase of $2.9 million over the second quarter of 1995 and is related to changes in demand and product mix changes. Revenues from the sale of loader and unloader products and burn-in products decreased 38%, while revenues from the sale of INTERSECT products increased $3.8 million.

   Revenues in the Services segment for the 1996 quarter were $2.8 million, an increase of 31% compared to the corresponding 1995 quarter. The increase is related to the Company's Singapore services facility, as noted in the above discussion related to the six month period ended June 30, 1996.

   Revenues in the Power Sources segment were $1.3 million for the second quarter of 1996, reflecting a 4% increase from the 1995 quarter. Revenues were affected by general increases in demand and product mix changes.

   Costs and expenses. Total costs and expenses increased $2.3 million to $7.4 million in comparison to the revenue increase of $3.6 million. Cost of revenues increased $1.9 million; marketing, general and administrative expenses increased $0.4 million and research and development expenses decreased $43,000.

   The decrease in the gross profit from 51% in the 1995 quarter to 50% in 1996 is attributable primarily to the Testing Products segment and, to a lesser extent, the Services business segment. The gross profit in the Testing Products segment decreased due to product mix changes and the $360,000 provision for inventory obsolescence that was recorded in the second quarter of 1996. An increase in the gross profit in the Power Sources segment is attributable to revenue increases, as discussed in the

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              June 30, 1996

RESULTS OF OPERATIONS - continued

above six months discussion. The reasons for the decrease in the gross profit in the Services segment are explained in the above discussion related to the six months period ended June 30, 1996.

   Marketing, general and administrative expenses for the 1996 quarter increased $450,000. The increase in expenses is primarily related to an increase in volume related expenses in the Testing Products and Services segments due to the increase in revenues and an increase in incentive bonus accruals as explained in the above discussion related to the six months period ended June 30, 1996.


PROVISION FOR INCOME TAXES

   The Company's effective tax rate was 34% for the quarter ended June 30, 1996, compared to a tax rate of 23% for the 1995 quarter. The factors affecting income taxes for the quarters ended June 30, 1996 and 1995 are the same as those discussed in the above narrative related to income taxes for the six months ended June 30, 1996.

   "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Statements in this Form 10-Q regarding Reliability's business which are not historical facts are "forward looking statements" that involve risk and uncertainties, including, but not limited to, market acceptance of Company products and services, the effects of general economic conditions, the impact of competition, product development schedules, problems with technology, delivery schedules, and supply and demand changes for Company products and services and its customers' products and services. Actual results may materially differ from projections.

                        RELIABILITY INCORPORATED
                            OTHER INFORMATION

                      PART II.   OTHER INFORMATION


Items 1 through 5.

   Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

    (a) Not applicable

    (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1996.

                        RELIABILITY INCORPORATED
                               SIGNATURES

                              June 30, 1996



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





RELIABILITY INCORPORATED
      (Registrant)







                                             BY /s/ Larry Edwards
DATE: August 9, 1996                         Larry Edwards
                                             President and
                                             Chief Executive Officer




                                             BY /s/ Max T. Langley
DATE: August 9, 1996                         Max T. Langley
                                             Sr. Vice President - Finance
                                             and Chief Financial Officer