Form 10-Q
period 1996-09-30
RELIABILITY INC
filed 1996-11-08
CIK 34285

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1996 Commission File Number 0-7092


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

                    4,242,848 -- Common Stock -- No Par Value
                            as of November 8, 1996

                        RELIABILITY INCORPORATED
                                FORM 10-Q

                            TABLE OF CONTENTS

                           September 30, 1996


                     PART I - FINANCIAL INFORMATION

                                                                 Page No.


Item 1.  Financial Statements:

         Consolidated Balance Sheets:
            September 30, 1996 and December 31, 1995                3-4

         Consolidated Statements of Income
           and Retained Earnings:
            Nine Months Ended September 30, 1996 and 1995             5
            Three Months Ended September 30, 1996 and 1995            6

         Consolidated Statements of Cash Flows:
            Nine Months Ended September 30, 1996 and 1995             7

         Notes to Consolidated Financial Statements                8-11

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    12-16


                       PART II - OTHER INFORMATION

Item 1.
  through
Item 5.  Not applicable.                                             17

Item 6.  Exhibits and Reports on Form 8-K.                           17

Signatures                                                           18


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

                     PART I - FINANCIAL INFORMATION


Item 1.         Financial Statements

                        RELIABILITY INCORPORATED
                       CONSOLIDATED BALANCE SHEETS
                             (In thousands)

                                 ASSETS

                                               September 30, December 31,
                                                   1996          1995
                                                (unaudited)

Current assets:
  Cash and cash equivalents                      $ 3,723       $ 1,552
  Accounts receivable                              5,454         8,489
  Inventories (Note 1)                             5,404         3,918
  Deferred tax assets                                608           478
  Other current assets                               509           311
                                                 -------       -------
    Total current assets                          15,698        14,748

Property, plant and equipment at cost:
  Machinery and equipment                         13,684        13,218
  Building and improvements                        8,859         8,070
  Land                                               792           792
                                                 -------       -------
                                                  23,335        22,080
    Less accumulated depreciation                 13,903        13,101
                                                 -------       -------
                                                   9,432         8,979
                                                 -------       -------
                                                 $25,130       $23,727
                                                 =======       =======

























                         See accompanying notes

                        RELIABILITY INCORPORATED
                       CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share data)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                              September 30,  December 31,
                                                   1996          1995
                                               (unaudited)

Current liabilities:
  Accounts payable                               $ 1,209      $  1,375
  Accrued liabilities                              2,740         4,090
  Current maturities on long-term debt (Note 2)      359            93
  Income taxes payable                               104           686
  Accrued lease costs (Note 3)                       254             -
                                                 -------       -------
    Total current liabilities                      4,666         6,244

Long-term debt (Note 2)                            2,055         2,482
Deferred tax liabilities                             185           179
Accrued lease costs long-term (Note 3)                78             -
Commitments and contingencies (Note 3)                 -             -

Stockholders' equity:
  Common stock, without par value;
    20,000,000 shares authorized,
    4,242,848 shares issued                        5,926         5,926
  Retained earnings                               12,220         8,896
                                                 -------       -------
    Total stockholders' equity                    18,146        14,822
                                                 -------       -------
                                                 $25,130       $23,727
                                                 =======       =======



























                         See accompanying notes

                        RELIABILITY INCORPORATED
         CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                  (In thousands, except per share data)

                     Nine Months Ended September 30,

                                                   1996          1995
                                                       (unaudited)

Revenues                                         $24,971       $21,146

Costs and expenses:
  Cost of revenues                                12,100        10,628
  Marketing, general and administrative            5,715         5,876
  Research and development                         1,669         1,725
  Provision for lease costs (Note 3)                 351             -
                                                 -------       -------
                                                  19,835        18,229
                                                 -------       -------
Operating income                                   5,136         2,917
Interest expense, net (Note 2)                        83            37
                                                 -------       -------
Income before income taxes                         5,053         2,880
                                                 -------       -------
Provision (benefit) for income taxes (Note 1):
  Current                                          1,853         1,175
  Deferred                                          (124)         (266)
                                                 -------       -------
                                                   1,729           909
                                                 -------       -------
Net income                                         3,324         1,971

Retained earnings beginning of period              8,896         4,833
                                                 -------       -------
Retained earnings end of period                  $12,220       $ 6,804
                                                 =======       =======

Net income per share                             $   .78       $   .46
                                                 =======       =======






















                         See accompanying notes

                        RELIABILITY INCORPORATED
         CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                  (In thousands, except per share data)

                    Three Months Ended September 30,

                                                   1996          1995
                                                       (unaudited)

Revenues                                         $ 8,804       $11,286

Costs and expenses:
  Cost of revenues                                 4,311         5,357
  Marketing, general and administrative            1,408         2,486
  Research and development                           636           635
  Provision for lease costs (Note 3)                 351             -
                                                 -------       -------
                                                   6,706         8,478
                                                 -------       -------
Operating income                                   2,098         2,808
Interest expense, net (Note 2)                        25            35
                                                 -------       -------
Income before income taxes                         2,073         2,773
                                                 -------       -------
Provision (benefit) for income taxes (Note 1):
  Current                                            716           994
  Deferred                                             9          (137)
                                                 -------       -------
                                                     725           857
                                                 -------       -------
Net income                                         1,348         1,916

Retained earnings beginning of period             10,872         4,888
                                                 -------       -------
Retained earnings end of period                  $12,220       $ 6,804
                                                 =======       =======
Net income per share                             $   .31       $   .45
                                                 =======       =======























                         See accompanying notes

                        RELIABILITY INCORPORATED
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)

                     Nine Months Ended September 30,

                                                   1996          1995
                                                      (unaudited)
Cash flows from operating activities:
  Net income                                      $3,324        $1,971
  Adjustments to reconcile net income to cash
    provided (used) by operating activities:
      Depreciation and amortization                1,071           875
      Change in deferred tax assets and
        liabilities                                 (124)         (266)
      Provision for inventory obsolescence           662           155
      Provision, net of cash payments, for
        lease costs                                  332             -
  Increase (decrease) in operating cash flows:
      Accounts receivable                          3,035        (4,614)
      Inventories                                 (2,148)       (3,581)
      Other assets                                  (198)           59
      Accounts payable                              (166)        1,544
      Accrued liabilities                         (1,350)          866
      Income taxes payable                          (582)          668
                                                  ------        ------
          Total adjustments                          532        (4,294)
                                                  ------        ------
Net cash provided (used) by
  operating activities                             3,856        (2,323)
                                                  ------        ------
Cash flows from investing activities:
  Expenditures for property, plant
    and equipment                                 (1,524)       (4,414)
                                                  ------        ------
Cash flows from financing activities:
  Payments on long-term debt                        (161)          (43)
  Issuance of mortgage payable                         -         2,640
                                                  ------        ------
Net cash provided (used) by
  financing activities                              (161)        2,597
                                                  ------        ------
Net increase (decrease) in cash                    2,171        (4,140)
Cash at beginning of period                        1,552         6,019
                                                  ------        ------
Cash at end of period                             $3,723        $1,879
                                                  ======        ======


Supplemental disclosures:
  Interest paid                                   $  170        $  187
                                                  ======        ======
  Income taxes paid                               $2,446        $  526
                                                  ======        ======







                         See accompanying notes

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1996

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business
-----------------------

    Reliability Incorporated is a United States based corporation with operations in the United States, Singapore and Costa Rica. The Company and its subsidiaries are principally engaged in the design, manufacture and sale of equipment used to test and condition integrated circuits. The Company and its subsidiaries also operate service facilities which condition and test integrated circuits as a service to others and manufacture and sell power sources, primarily a line of DC to DC power converters. The Company's testing products are sold to companies that manufacture semiconductor products and are shipped to locations in the U.S., Europe, Asia and Pacific Rim countries. Currently, services are provided principally to only two customers, one in the U.S. (Durham, North Carolina) and one in Singapore. Power sources are sold to U.S., European and Asian based companies that design and sell electronic equipment.

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the period ended September 30, 1995 have been reclassified to conform to the 1996 presentation.

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Use of Estimates
----------------

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

                           September 30, 1996

Inventories
-----------

    Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include (in thousands):

                                               September 30, December 31,
                                                   1996          1995

    Raw materials                                 $1,867        $1,977
    Work-in-progress                               2,664         1,816
    Finished goods                                   873           125
                                                  ------        ------
                                                  $5,404        $3,918
                                                  ======        ======

    Inventories are presented net of a reserve for obsolescence and excess inventories. The Company recorded provisions for inventory obsolescence of $662,000 and $155,000 in the nine months periods ended September 30, 1996 and 1995, respectively. A significant portion of the 1996 provision relates to excess inventory due to a reduction in demand for a specific model of the Intersect Burn-in and Test Systems.

Income Taxes
------------

    The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. The provision for income taxes includes federal, foreign, and state income taxes. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and net operating loss and tax credit carryforwards. Deferred tax expense represents the change in the deferred tax asset or liability balances.

    The differences between the effective rate reflected in the provision for income taxes on income before income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% are analyzed below (in thousands) for the nine month periods ended:
                                                      September 30,
                                                   1996          1995

    Provision at statutory rate                   $1,718         $ 979
    State income taxes                                80            73
    Change in valuation allowance                      -          (238)
    Foreign tax benefit from an export
      processing exemption                           (79)            -
    Foreign expenses for which a benefit
      is not available                                 -            58
    Other                                             10            37
                                                   -----         -----
        Provision for income taxes                $1,729         $ 909
                                                   =====         =====

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 1996


2.  BORROWING ARRANGEMENTS AND LONG-TERM DEBT

    On July 1, 1995, the Company entered into a revolving credit agreement with Wells Fargo Bank Texas, N.A. The agreement allows borrowings through July 1, 1997 of up to $2,000,000 at the bank's base rate (8.25% at September 30, 1996). The Company did not draw any funds under the agreement during 1995 or 1996. Credit availability is limited to 80% of eligible accounts receivable, as defined, of the U.S. Company and its Costa Rica subsidiary, plus 30% of U.S. inventories, limited to $750,000. The credit facility requires compliance with certain financial loan covenants related to tangible net worth, current ratio, debt to tangible net worth and fiscal year-end results. The loan is unsecured, but if the Company fails to comply with financial covenants listed in the agreement, then accounts receivable, inventories and certain other assets of the U.S. Company will become collateral for the loan. The Company was in compliance with the financial requirements of the agreement at September 30, 1996.

    The Company's Singapore subsidiary maintains an agreement with a Singapore bank to provide an overdraft facility to the subsidiary of 500,000 Singapore dollars (U.S. $355,000) at the bank's prime rate plus 1% (7% at September 30, 1996). There were no balances outstanding at September 30, 1996, but amounts utilized under letter of credit commitments totalled $139,000, resulting in credit availability of $216,000 at September 30, 1996. The loan is collateralized by all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank and continuation of the credit facility is at the discretion of the bank.

    Long-term debt consisted of the following (in thousands):

                                              September 30, December 31,
                                                   1996         1995

    Mortgage payable; due in monthly install-
      ments of $26,777, including interest at 9%  $2,414       $2,575
    Less current maturities                          359           93
                                                  ------       ------
    Long-term debt due after one year             $2,055       $2,482
                                                  ======       ======

    A lease on the Company's headquarters and manufacturing facility located in Houston, Texas was scheduled to expire in May 1995. In March 1995, the Company purchased the land and building for $3,300,000, of which $660,000 was paid in cash. The $2,640,000 balance was payable in 180 equal monthly installments beginning May 1, 1995, including interest at 9%, under a promissory note which is payable to the seller. The Company began paying an additional principal payment of $10,000 each month effective March 1996 and increased the additional payment to $20,000 each month effective October 1996. Current maturities as of September 30, 1996 assume the Company will continue making the additional $20,000 monthly principal payment, resulting in the note being paid in full in 84 payments. The note is collateralized by the land and building.

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 1996


    Interest expense (income), for the periods ended September 30, is presented net as follows (in thousands):
                                                   1996         1995

    Interest expense                              $  176         $188
    Interest (income)                                (93)        (151)
                                                   -----         ----
    Interest expense, net                          $  83         $ 37
                                                   =====         ====

3.  COMMITMENTS

    The Company leases a conditioning services and office facility under a non-cancelable operating lease agreement, expiring in 1997. Future minimum rental payments under the lease at September 30, 1996 are: 1996 - $60,000; 1997 - $99,000.

    The Company purchased land and a building in North Carolina in 1995. The Durham services operation moved into the facility in 1996. The Company leases the building which was vacated by the Durham service operation under a non-cancelable operating agreement which expires in January 1998. The Company recorded a $351,000 provision for the remaining lease costs in the quarter ended September 30, 1996. At September 30, 1996 the following amounts (in thousands) remain unpaid:

    Total accrued lease costs                                    $332
    Less current lease costs                                      254
                                                                 ----
    Accrued lease costs long-term                                $ 78
                                                                 ====

    The Company leases manufacturing and office space in its U.S. facility to a third party under an agreement expiring in January 2001. Future income under the lease will be: 1996 - $50,000; 1997 - $180,000; 1998 - $179,000;
1999 - $179,000; 2000 - $179,000; subsequent to 2000 - $15,000.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           September 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

    Management considers cash provided by operations and retained earnings to be the primary sources of capital. The Company maintains lines of credit to supplement these primary sources of capital and had, until 1995, leased most of its facilities, reducing the need to expend capital on such items. Changes in the Company's financial condition and liquidity since September 30, 1995 are generally attributable to changes in cash flows from operating activities and changes in levels of capital expenditures. Factors discussed in the management's discussion included in the Company's 1995 Form 10-K are also applicable to operations for the nine months of 1996 and should be read in conjunction with this discussion.

    Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following chart. The periods presented related to the profitability ratios are for the nine months ended September 30, and twelve months ended December 31,:

                                September 30, December 31, September 30,
                                    1996           1995         1995

  Working Capital:
   Working Capital (in thousands)  $11,032         $8,504       $9,833
   Current Ratio                  3.4 to 1       2.4 to 1     2.8 to 1
  Equity Ratios:
   Total Liabilities to Equity         0.4            0.6          0.6
   Assets to Equity                    1.4            1.6          1.6
  Profitability Ratios:
   Gross Profit                       52 %           50 %         50 %
   Return on Revenues                 13 %           12 %          9 %
   Return on Assets (Annualized)      18 %           17 %         13 %
   Return on Equity (Annualized)      24 %           27 %         21 %

   The Company's financial condition improved throughout 1995 and has remained very strong during 1996. Working capital increased to $11.0 million at September 30, 1996, from $9.8 million at September 30, 1995, and the ratio of current assets to current liabilities increased from 2.8 to 1 at September 30, 1995, to a very healthy 3.4 to 1 at September 30, 1996. Increases in demand for the Company's products and services during the entire year of 1995 and the first quarter of 1996 resulted in a significant increase in the Company's backlog during 1995 and an increase during the first quarter of 1996. Backlog was $15.3 million at March 31, 1996, compared to $14.1 million at December 31, 1995. A worldwide excess supply of semiconductors has, in recent months, resulted in a decrease in new orders and cancellation and rescheduling of certain orders for testing and conditioning equipment and changes in demand for conditioning services. These changes have all resulted in a decrease in backlog to $8.0 million at September 30, 1996. The effects of operating at changing levels of demand for products and services have affected various elements of cash provided by operations.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           September 30, 1996

   Net cash provided by operating activities for the nine months ended September 30, 1996 was $3.9 million, contrasted with $2.3 million used in the first nine months of 1995. The principal items contributing to the cash provided by operations in 1996 were net income plus depreciation which totaled $4.4 million, a decrease in accounts receivable of $3.0 million and a $0.7 million increase in the provision for inventory obsolescence. Cash provided by operations was reduced by decreases in accounts payable, accrued liabilities and income taxes payable totalling $2.1 million and an increase in inventories of $2.1 million in the first nine months of 1996. The increase in inventories results from increases in production of testing products which are included in the Company's backlog. A substantial portion of these products are scheduled for shipment in the fourth quarter of 1996. The decrease in accounts receivable resulted from a reduction in the level of revenues in the third quarter of 1996 compared to the fourth quarter of 1995, and the increase in the provision for inventory obsolescence relates to excess inventory associated with a specific INTERSECT model. The excess inventory resulted from a significant decrease in demand for the product. Accrued liabilities decreased $1.4 million due to payment of performance bonuses related to 1995 profitability and a general reduction in most items included in accrued liabilities due to payment of year-end accruals in the first quarter of 1996. In addition, a reduction in the average level of revenues during 1996 compared to the fourth quarter of 1995 contributed to the decrease in accrued liabilities which are directly related to revenues, such as warranty, commission and similar accruals. Income taxes payable decreased due to payment of the balance of 1995 income taxes in the first quarter of 1996.

   Based on currently available information, principally a decrease in demand for semiconductors, the Company's forward-looking projections indicate that revenues and net income for 1996 should slightly exceed 1995 net income and revenues. Calendar year 1995 was one of the best years in the Company's history.

   The Company did not utilize its principal line of credit during 1994 and allowed the U.S. line of credit to expire in November 1994. In July 1995, the Company established a credit facility with a financial institution to provide credit availability of $2.0 million to supplement cash provided by operations, if required. To date, this credit facility has not been utilized. The Company's Singapore subsidiary maintains a small overdraft facility to support the subsidiary's credit commitments. The subsidiary could borrow $216,000 under the facility at September 30, 1996.

   Capital expenditures during the first nine months of 1996 and 1995 were $1.5 million and $4.4 million, respectively. Expenditures for 1996 include improvements at the testing services facility in North Carolina, which was purchased in the fourth quarter of 1995, and equipment for the Singapore services facility. A significant portion of the expenditures during the nine month period of 1995 related to the purchase of the Company's headquarters facility for $3.3 million. The purchase has significantly reduced the Company's occupancy expenses.

   The Company believes its cash and cash equivalent balances, future cash generated from operations and available lines of credit will be sufficient to meet the cash requirements of the Company for the remainder of 1996 and 1997.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           September 30, 1996

RESULTS OF OPERATIONS

   Nine months ended September 30, 1996 compared to nine months ended September 30, 1995.

Revenues. Revenues for the 1996 nine-month period were $25.0 million compared to $21.1 million for the 1995 period. Revenues in the Testing Products and Services segments increased $2.7 and $0.8 million, respectively, and Power Sources revenues increased $0.4 million.

   Revenues in the Testing Products segment were $12.9 million for the first nine months of 1996, which is an increase of 26% over the same period in 1995. The increase is related to increased demand resulting in volume increases and higher unit prices due to product mix changes. Revenues from the sale of INTERSECT products increased $5.5 million, while revenues from the sale of CRITERIA and loader and unloader products decreased $2.8 million.

   Revenues in the Services segment for the 1996 period were $8.2 million, an increase of 11% compared to the corresponding 1995 period. The increase is related primarily to the Company's Singapore services facility and was caused by volume increases resulting from increased demand and unit price increases resulting from product mix changes, reduced by a decrease in the sale of burn-in boards which is related to product mix changes.

   Revenues in the Power Sources segment were $3.9 million for the first nine months of 1996, reflecting a 10% increase from the 1995 period. Revenues were affected by general increases in demand, beginning in the fourth quarter of 1995, resulting in small volume increases and price increases resulting from product mix changes during 1996.

Costs and Expenses. Total costs and expenses for the 1996 period increased $1.6 million or 9% compared to the 18% revenue increase of $3.8 million. Cost of revenues increased $1.5 million, marketing, general and administrative expenses decreased $0.2 million and research and development expenses decreased slightly. The Company's Durham, North Carolina services facility moved into a new building during 1996. The lease on the facility which was vacated expires in January 1998. A $351,000 provision for the estimated remaining lease costs was recorded in the quarter ended September 30, 1996.

   The increase in the gross profit from 50% in the 1995 period to 52% in the 1996 period is attributable primarily to the Testing Products segment and, to a lesser extent, the Power Sources business segment. The gross profit in the Testing Products segment increased due to volume increases and production efficiencies related to the volume increases. The increase was reduced somewhat by a $659,000 provision for inventory obsolescence related to excess inventory, resulting from a significant reduction in demand for a specific INTERSECT model. An increase in the gross profit in the Power Sources segment is attributable to revenue increases resulting from product mix changes. The gross profit in the Services segment declined slightly due to higher costs associated with maintaining two facilities during the first half of 1996 while operations in North Carolina were moved to a new facility, and the effect of revenues from the sale of burn-in boards to Services customers. Gross profit on burn-in boards is traditionally lower because of price competition.
                                   14

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           September 30, 1996

RESULTS OF OPERATIONS - continued

   Marketing, general and administrative expenses for the 1996 period decreased $0.2 million. The decrease in expenses is related to a decrease in volume related expenses in the Testing Products segment and, to a lesser degree, in the Services segment, which were reduced by an increase in incentive bonus accruals, which are directly related to the increase in profitability in 1996.

   The Company's effective tax rate was 34% for the nine months ended September 30, 1996, compared to an effective tax rate of 32% for the 1995 period. The effective tax rate in 1996 was affected by a tax benefit from an export processing exemption in Costa Rica and state income tax expense. The principal reasons the Company's effective tax rate varied from the U.S. statutory rate in 1995 were that tax benefits were not available to a foreign subsidiary due to net operating loss limitation, state income tax expense, and utilization by the U.S. Company of deferred tax asset carryforwards to reduce income tax expense in 1995.

   Three months ended September 30, 1996, compared to three months ended September 30, 1995.

   Revenues. Revenues for the 1996 three-month period decreased $2.5 million to $8.8 million. Revenues in the Testing Products segment were $4.9 million for the third quarter of 1996, which is a decrease of $1.8 million over the third quarter of 1995 and is related to changes in demand and product mix changes. Revenues from the sale of loader and unloader products and burn-in products decreased $2.9 million, while revenues from the sale of INTERSECT products increased $1.1 million.

   Revenues in the Services segment for the 1996 quarter were $2.7 million, a decrease of 19% compared to the corresponding 1995 quarter. The decrease is related to the Company's Singapore services facility and results from a reduction in the volume of burn-in boards sold to services customers.

   Revenues in the Power Sources segment were $1.2 million for the third quarter of 1996, reflecting a 4% decrease from the 1995 quarter. Revenues were affected by product mix changes.

   Costs and expenses. Total costs and expenses decreased $1.8 million to $6.7 million in comparison to the revenue decrease of $2.5 million. Cost of revenues decreased $1.0 million; marketing, general and administrative expenses decreased $1.1 million and research and development expenditures were basically unchanged.

   The decrease in the gross profit from 53% in the 1995 quarter to 51% in 1996 is attributable to the Testing Products segment. The gross profit in the Testing Products segment decreased due to product mix changes and the $290,000 provision for inventory obsolescence that was recorded in the third quarter of 1996. The gross profit in the Services segment increased due to a significant decrease in revenues related to sale of burn-in boards to services customers. Gross profit on burn-in boards is traditionally lower because of price competition.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           September 30, 1996

RESULTS OF OPERATIONS - continued

   Marketing, general and administrative expenses for the 1996 quarter decreased $1.0 million. The decrease in expenses is primarily related to a decrease in volume related expenses in the Testing Products and Services segments due to the decrease in revenues and cost controls related to anticipated lower revenue levels. Warranty expenses in the Testing Products segment decreased due to volume decreases and a reversal of previously accrued expense totaling $200,000. The reversal related to expiration of the warranty period on certain shipments and a reduction in average accrued warranty costs. The reduction results from lower actual historical average expense per system.

PROVISION FOR INCOME TAXES

   The Company's effective tax rate was 35% for the quarter ended September 30, 1996, compared to a tax rate of 31% for the 1995 quarter. The factors affecting income taxes for the quarters ended September 30, 1996 and 1995 are the same as those discussed in the above narrative related to income taxes for the nine months ended September 30, 1996.

SAFE HARBOR STATEMENT

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

Item 6. Exhibits and Reports on Form 8-K.

    (a) Not applicable

    (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1996.

                        RELIABILITY INCORPORATED
                               SIGNATURES

                           September 30, 1996



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





RELIABILITY INCORPORATED
      (Registrant)







                                                BY /s/ Larry Edwards
November 8, 1996                                Larry Edwards
                                                President and
                                                Chief Executive Officer




                                                BY /s/ Max T. Langley
November 8, 1996                                Max T. Langley
                                                Sr. Vice President - Finance
                                                and Chief Financial Officer