Form 10-K405
period 1996-12-31
RELIABILITY INC
filed 1997-03-17
CIK 34285

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

For the fiscal year ended December 31, 1996    Commission file number 0-7092


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

     Registrant's telephone number, including area code: (281) 492-0550

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

    $20,273,939, based on the last trade price as reported on The Nasdaq Stock Market System on March 10, 1997.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

  Common Stock, no par value per share                 2,972,627
            (title of class)                (number of shares outstanding)

                            as of March 14, 1997
                           -----------------------


                     Documents Incorporated by Reference

    Listed hereunder are the documents incorporated by reference and the Part of the Form 10-K into which such documents are incorporated:

Part III...........................   Proxy Statement for the 1997 Annual
                                      Meeting of Shareholders of the
                                      Registrant (to be filed within 120
                                      days of the close of the registrant's
                                      fiscal year)

                          RELIABILITY INCORPORATED
                               1996 FORM 10-K

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

                                  PART III

Item 10.    Part III is omitted as the Company will file a
Item 11.     Proxy Statement for the 1997 Annual Meeting of
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

    The companies described in this paragraph have discontinued operations and have been dissolved. Reliability Nederland B.V. began operations in 1974 in the Republic of Ireland and manufactured power sources until 1991, when the company permanently closed its facility in Ireland. Reliability Nederland was chartered in the Netherlands and also functioned as a holding company for certain of the Company's foreign subsidiaries until December 1993, when it was dissolved, at which time the subsidiaries owned by Reliability Nederland B.V. became subsidiaries of the Company. Reliability Europe Ltd. was incorporated in England in 1984 to serve as a sales representative and product demonstration facility for the Company in Europe; from 1988 to 1990 it also manufactured conditioning systems. In 1992, this company ceased operations completely. Reliability International, Inc., a U.S. Virgin Islands corporation, was incorporated in 1984 as a foreign sales corporation and ceased operations on December 31, 1992. Reliability Japan Incorporated, located in Tokyo, Japan, was incorporated in 1987 and served as a sales and technology center for conditioning and testing systems which were manufactured by the Company. Operations of the Japanese subsidiary were discontinued during 1993, and the subsidiary was dissolved in 1994.

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

    The Company manufactures equipment that performs burn-in and testing, as well as equipment that performs burn-in only. The Company was one of the first to design, manufacture and market systems that utilized burn-in and test technology within the same product. The Company has manufactured equipment to burn-in and test ICs since 1980. The Company's burn-in and testing products contain sophisticated software systems, most of which are designed and developed by the Company contemporaneously with the related hardware. The Testing Products segment provided 50% of the Company's revenues in 1996.

    Set forth below is the year of introduction, device capacity, power dissipation and type of semiconductor processed by each of the primary Testing Products that the Company currently offers:

                             Year       Device       Power        Primary
   Product Type           Introduced   Capacity Dissipation(1)  Application
   ------------           ----------   -------- --------------  -----------

Burn-in and Test
   CRITERIA(r) 18. . . . . . 1991       1,152       7KW        Micrologic

   INTERSECT(tm) 30(2) . . . 1992      22,272         -          Memory

   CRITERIA 18-HD(tm). . . . 1994       1,152      15KW      Microprocessors

   RK-94A(tm)(2) . . . . . . 1995       9,216         -          Memory

   INTERSECT 2000(2) . . . . 1994      22,272         -          Memory

Burn-in
   CRITERIA V(3) . . . . . . 1981      10,752       4KW       Micrologic &
                                                                 Memory
   CRITERIA VI(3). . . . . . 1986      16,128       6KW       Micrologic &
                                                                 Memory


---------------
(1)   Power/heat dissipation rate in kilowatts.
(2)   16 and 64 Meg DRAMs.
(3)   4 and 16 Meg DRAMs.

    Since 1992, the Company has focused its research and development on equipment and related software that performs functional testing during burn-in of DRAMs and micrologic devices. This focus has led to the development of two major product families - the INTERSECT line for the DRAM market and the CRITERIA 18 line for the micrologic device market.

    Reliability completed development of the CRITERIA 18-HD (High Dissipation) burn-in and test system in 1995. The CRITERIA 18-HD system provides a cost effective means for functional testing during burn-in of high frequency micrologic devices which dissipate large quantities of heat. Solid state switching, in conjunction with the Reliability logic controller software system, provides an environment of very low AC electrical noise for testing devices with .25 to .35 micron line widths. The system also offers the ability to dissipate 15 KW of power in an economically sized system without having to use chilled water as a cooling mechanism. This feature allows users to reduce significantly the amount of floor space used when performing burn-in and test of high power micrologic devices.

    The Company manufactures, under the trade name INTERSECT, systems which functionally test DRAMs during burn-in. This represents a difference in the way most DRAMs have historically been tested. Most functional testing is performed serially after the device is conditioned. INTERSECT systems perform parallel functional testing during the burn-in process. The testing currently performed by INTERSECT systems during burn-in has historically been performed by serial testers capable of testing 64 individual DRAMs at a time. Because INTERSECT systems can test up to 3,840 individual DRAMs at a time, and are less expensive than serial testers, testing costs per IC can be reduced 30% to 60%.

    The Company's first INTERSECT system was introduced in 1980. INTERSECT systems are computer controlled for high volume burn-in and testing of memory devices. The Company's INTERSECT systems vary in their burn-in and testing capabilities. The current generation of INTERSECT products, the INTERSECT 30 ("I-30"), was introduced in 1992. The I-30 is capable of functionally testing 22,272 16 or 64 Meg DRAMs during the burn-in process in a single chamber. It is capable of testing MOS, CMOS, Bipolar, ECL and BiCMOS DRAMs and SRAMs. During 1994, the Company introduced a lower cost version of the I-30 burn-in and test system called the INTERSECT 2000 ("I2000"). The I2000 has the capacity to functionally test 22,272 16 or 64 Meg DRAMs during the burn-in process in a single chamber. It has burn-in board compatibility with the I-30 and its test signal quality is almost as high as the I-30.

    In 1995, Reliability also introduced a burn-in and test system known as RK-94A, which is a moderate performance system designed to functionally test 16 and 64 Meg DRAMs during the burn-in process. The RK-94A is based upon the I-30 design. It has the capacity to functionally test 9,216 16 or 64 Meg DRAMs during the burn-in process in a single chamber, and the Company believes that it provides a better quality test signal during burn-in than any competing product. In addition, it is designed to automate the loading and unloading of burn-in boards.

    The Company has developed a network integrated burn-in and test management software system known as RELNET(tm), which enables users of CRITERIA and INTERSECT systems to connect multiple systems to a single host computer. This provides users with a flexible software tool and a convenient central location to monitor system status, track burn-in boards and device lots, schedule equipment maintenance, control and store test profiles, and generate and store burn-in and testing results.

    Burn-in and testing products are designed and manufactured at the Company's Houston, Texas facility, and certain limited manufacturing is also done at the Company's facility in Singapore.

    The Company manufactures burn-in systems marketed under the name CRITERIA. Demand for burn-in only systems has declined, and is being replaced by demand for products that perform both burn-in and testing. The original CRITERIA systems were designed for internal use in the Company's service facilities but, since 1974, these systems and their successors have been sold to outside customers. Burn-in systems generally are used on new IC production lines, but may also be added to existing production lines. There are several different models within the product line, each with a different capacity and burn-in capability. The CRITERIA systems burn-in relatively large numbers of similar ICs at one time. CRITERIA products are usually purchased by companies that manufacture large volumes of similar ICs, but they also may be purchased by companies that independently burn-in and test ICs.

    The Company also designs, manufactures, markets and supports automatic loaders and unloaders that transfer ICs to and from burn-in boards. The INNOVATION(r) Loader/Unloader family of products is designed to offer flexibility in handling surface mount and dual in-line IC packages. IDEA Automatic Loader and IDEA Automatic Unloader products provide dedicated high-volume throughput for dual in-line and surface mount IC packages. The INNOVATION product line provides automation features, such as device and burn-in board handling. These features improve productivity by providing continuous and unattended device loading and unloading, allowing one operator to handle multiple machines or operations.

SERVICES ("Services").

    The Company operates two service facilities, one in Singapore, dedicated to the burn-in of DRAMs and one in Durham, North Carolina, dedicated to processing (burn-in, final test and other services) DRAMs. The Services segment accounted for 36% of the Company's revenues in 1996. The Company believes that outsourcing these types of services to independent providers, such as the Company, is a strategy that is gaining popularity with large volume semiconductor manufacturers as they focus on their core technologies and redeploy their capital accordingly.

    The Company uses CRITERIA systems and burn-in boards to provide burn-in services. The Company currently utilizes serial testing equipment manufactured by other vendors in certain testing procedures. Services are generally sold on a periodically adjusted per-unit-processed basis.

POWER SOURCES ("Power Sources").

    The operating components of electronic equipment frequently have varying electrical requirements. Rather than provide electricity to each component separately, specialized devices, called DC-DC converters or power sources, are used to convert direct current voltage into a higher or lower voltage. By using small DC-DC converters, electronic equipment can operate from a single output power supply, yet provide different voltages to different operating components. These DC-DC converters allow designers of electronic equipment to localize power requirements, increase modularity in the product design, and expand equipment features without having to redefine power needs. The Company specializes in the one watt to twenty-five watt DC-DC converter market and designs, manufactures and markets a wide range of power sources classified into various product series. The Power Sources segment accounted for 14% of the Company's revenues in 1996.

    The Company introduced its initial power sources product series, the V-PAC(r), in 1972. The V-PAC is a DC-DC converter compatible with electronic equipment assembly operations. The Company also manufactures the Z-PAC(r), which is a high efficiency DC-DC power source; the S-PAC(tm), a smaller one watt unit which is similar to the V-PAC; the TELECOM-PAC(r), which is a power source designed for the telecommunications industry; and the LAN-PAC(tm), a power source designed to operate with Local Area Network computer applications.

    In 1994 and 1995, the Company introduced various models in a new series of wide input range 10 to 15 watt DC-DC converters, which increased the number of higher wattage units in the product line. In 1996, the Company continued to develop the use of surface mount technology for manufacturing power source products. Surface mount technology removes the human element from certain manufacturing processes, thereby enhancing the reliability of the power sources. The technology also enables products to be assembled in smaller packages and therefore provides higher power output from smaller units.

    The Company's power sources are designed at the Company's Houston, Texas facility and manufactured in the Company's Costa Rica facility.

    (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. The Company's business is divided into three industry segments - (i) manufacture of testing and conditioning products (Testing Products), (ii) services which condition and test ICs for others (Services), and (iii) manufacture of power sources (Power Sources). The table included in Note 5 of the Company's Consolidated Financial Statements provides certain information regarding the Company's industry segments.

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

    (i) PRINCIPAL PRODUCTS. Information as to the principal products and services of the Company is given in part (a) of this Item 1. The Testing Products segment of the Company's business is the dominant segment. The following table sets forth the percentage of the Company's total revenues by business segment:
                                                   Years Ended December 31,
                                                   ------------------------
Business Segment                                    1996     1995      1994
----------------                                    ----     ----      ----
Testing Products                                     50%      55%      43%
Services                                             36       32       34
Power Sources                                        14       13       23
                                                    ---      ---      ---
  Total revenues                                    100%     100%     100%
                                                    ===      ===      ===

Reference is made to Note 5 of the Company's Consolidated Financial Statements for additional information.

    (ii) NEW PRODUCTS. During 1996, Reliability concentrated research activities on developing various automation options for the CRITERIA 18 product. The options will provide automated handling of ICs and burn-in boards and enhance computer control of burn-in and testing operations.

Reliability completed development of the CRITERIA 18-HD (C-18-HD High Dissipation Burn-in System) in 1995 and began shipping the system. This burn-in system allows a user to control a heat load of up to 15,000 watts of energy in an economically-sized system without having to use chilled water as a cooling mechanism. During 1995, the Company also began shipping a lower-cost version of the INTERSECT 30 burn-in test system called the INTERSECT 2000. This system enables users to test performance of 16 and 64 Meg RAMs during burn-in. During 1996, Reliability continued to develop various add-on options for this system. Reliability also shipped, in 1995, a burn-in and test system known as RK-94, which is a moderate performance system designed for production memory burn-in and test of 16 and 64 Meg DRAMs. In 1996, the Company began shipping the RK-94A, an automated version of the RK-94. This system is intended for use by Asian IC manufacturers. The Company, in 1996, began development of an enhanced model of the RK-94A and projects that the system development will be completed in 1997.

    In 1996, the Company expanded the use of surface mount technology in manufacturing power source products. The Company in 1996 and 1995 introduced and expanded product offerings in the wide input range 10 to 15 watt DC to DC converter line. During 1995, the Company developed and sold custom one watt and two watt converters and a filter for specific key customers.

   (iii) RAW MATERIALS AND INVENTORY. The Company's products are designed by its engineers and are manufactured, assembled, and tested at its facilities in Houston, Texas; San Jose, Costa Rica; and, to a limited degree, in Singapore. The Company's products utilize certain parts which it manufactures and components purchased from others. Certain metal fabrications and subassembly functions are performed by others for the Company.

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

    The Company has certain trademarks which are registered with the U.S. Patent & Trademark Office for use in connection with its products and services, including "ri (and design)," "RELIABILITY," "CRITERIA," "V-PAC," "Z-PAC," "INNOVATION," and "TELECOM-PAC." In addition, the Company uses certain other trade names which are not presently registered, including "INTERSECT," "RELNET," "EX-SERT," "UNLOADER," "S-PAC," "ISDN-PAC," "RK-94," "SERIES 1000," "CRITERIA 18-HD" and others not listed here which are used less frequently. The Company relies on copyrights and trade secrets to protect its computer software.

    The Company has in the past and will in the future take appropriate action to protect all of its patents, copyrights, trade secrets and trademarks as well as its other proprietary rights.

     (v) SEASONALITY. The Company's business is not seasonal, but is cyclical depending on the electronics manufacturing and semiconductor industries.

    (vi) WORKING CAPITAL. The Company finances its inventory and other working capital needs out of internally generated funds and has in the past used periodic borrowings to finance its needs. The Company has short-term credit facilities on which it could draw additional funds as of December 31, 1996. Reference is made to Note 2 of the Company's Consolidated Financial Statements for additional information as to the credit agreements under which working capital is or could be available if required.

   (vii) MAJOR CUSTOMERS. In 1996 and 1995, four customers accounted for 82% and 80%, respectively, of the Company's consolidated revenues. The four customers are Intel Corporation, International Business Machines Corporation, Mitsubishi Semiconductor America, Inc. and Texas Instruments Incorporated. In 1996, two of the customers accounted for approximately 60% and 38% and in 1995, 54% and 45% of revenues, respectively, in the Services segment. In addition, in 1996, two other customers accounted for 64% and 28% and in 1995, 33% and 55% of revenues, respectively, in the Testing Products segment. Note 5 to the Company's Consolidated Financial Statements discloses information concerning customers that accounted for more than 10% of consolidated revenues. The Company believes that its relationships with its customers are good. In the Testing Products and Power Sources segments, decreased business from one customer may be replaced by new or increased business from other customers, but there is no assurance that this will occur. The loss of a major customer or a significant reduction in orders from a major customer in any business segment and the failure of the Company to obtain other sources of revenue could have a material adverse impact on the Company. The Company has no long-term contracts with its major customers.

  (viii) BACKLOG. The following table sets forth the Company's backlog at the dates indicated:
                                                        December 31,
                                                    --------------------
Business Segment                                      1996           1995
----------------                                      ----           ----
                                                       (In thousands)

Testing Products                                     $6,787       $12,728
Services                                              2,728           257
Power Sources                                           347         1,150
                                                      -----        ------
  Total                                              $9,862       $14,135
                                                      =====        ======

    Backlog for sales of Testing Products and Power Sources represents orders for delivery within twelve months from the date on which backlog is reported. Backlog for Services represents orders for services where the ICs to be conditioned have been delivered to the Company and orders for testing products that are directly related to providing services to customers. The Company's backlog as of December 31, 1996, is believed to be firm, although portions of the backlog are not subject to legally binding agreements.

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

    (xi) RESEARCH. The demand of the semiconductor industry for increasingly complex and sophisticated equipment requires the Company to continuously develop new products and to review and modify its existing products and services to adapt to technology changes in the industry. The Company also focuses on the development of peripheral equipment and options for its INTERSECT, CRITERIA and other product lines. In 1996, 1995 and 1994, the Company spent $2.2 million, $2.2 million and $1.1 million, respectively, on research and development activities. Developmental projects, which are primarily related to the Testing Products segment, are on-going.

   (xii) ENVIRONMENTAL MATTERS. The business of the Company is not expected to be affected by zoning, environmental protection, or other similar laws or ordinances.

  (xiii) EMPLOYEES. On December 31, 1996, the Company had 418 employees, of which 15 were contract or temporary employees. Continued growth of the Company is dependent upon the Company's ability to attract and retain its technical staff and skilled employees. During recent years, the Company has experienced a low turnover rate among its U.S. employees. Due to the low unemployment rate in Singapore, turnover at the Singapore subsidiary has been high.

     (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. See Note 5 to the Company's Consolidated Financial Statements for a table showing information about foreign and domestic operations of the Company for the last three years.

Item 2.   Properties

    The corporate headquarters of the Company, as well as the Company's manufacturing and research and development facilities for testing and conditioning products, are located in a 131,000 square foot facility on a seven acre tract of land in Park 10, an office and industrial park on Interstate Highway 10 located on the west side of Houston. The Company leased this facility until March 1995, when the Company purchased the facility. The Company financed the purchase of its headquarters; at December 31, 1996, outstanding indebtedness secured by the property was $2,328,000. The Company occupies 96,000 square feet in the building and the remaining 35,000 square feet of excess space have been leased to an outside party.

    A subsidiary of the Registrant occupies 18,200 square feet of leased space in Singapore. The Singapore facility is devoted to a service facility and manufacture of burn-in boards. The Durham Service facility is located in a 43,500 square foot building (purchased in December, 1995), located in Durham, North Carolina. In October 1995, a subsidiary of the Registrant purchased a 29,500 square foot building in the free trade zone in San Jose, Costa Rica. The subsidiary in Costa Rica utilizes 22,600 square feet in the building for the manufacture of power sources. Neither the Durham nor San Jose facilities is subject to any encumbrance. See Notes 2 and 6 to the Company's Consolidated Financial Statements for information concerning leases and encumbrances.

Item 3.   Legal Proceedings.

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Not applicable.

Item 4A.  Executive Officers of the Registrant.

       The following table sets out certain information regarding each executive officer of the Company:

                                   Officer of
                                   Reliability        Position currently
                                  Incorporated            held with
      Name                   Age      Since        Reliability Incorporated
      ----                   ---  ------------     ------------------------

Larry Edwards                55       1981           President and Chief
                                                      Executive Officer

Max T. Langley               50       1978         Senior Vice President,
                                                  Chief Financial Officer,
                                                   Secretary and Treasurer

Robert W. Hildenbrand, Jr.   48       1984             Vice President

James M. Harwell             42       1993             Vice President

Paul Nesrsta                 40       1993             Vice President


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

    Mr. Harwell has been Vice President - Manufacturing Operations since August 1996. He was Vice President - Site Services from July 1993 until August 1996 and was the division manager of the automation equipment division of the Company from February 1991 to July 1993.

    Mr. Nesrsta has been Vice President - Sales and Marketing since August 1996. He was Vice President - Testing Products Marketing from July 1993 until August 1996 and was manager of the test systems division of the Company for more than five years prior to becoming a vice president in 1993.

    Each other person named above has held his present position for more than five years.

                                   PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters.

    The Common Stock of Reliability trades on The Nasdaq National Stock Market under the stock symbol REAL. The high and low last trade prices for 1996 and 1995, as reported by The Nasdaq Stock Market, are set forth below. These quotations represent prices between dealers without retail mark-up, mark-down, or commission, and do not necessarily reflect actual transactions.

                                       First     Second     Third   Fourth
                                      Quarter    Quarter   Quarter  Quarter
                                      -------    -------   -------  -------
1996
----
  High                                 $9.00      $8.75    $ 6.75   $ 7.13
  Low                                   6.38       6.00      5.25     5.31

1995
----
  High                                 $3.25      $6.50    $11.88   $12.75
  Low                                   2.25       2.75      5.13     6.44

    The Company paid no dividends in 1996 or 1995. The Company intends to retain any earnings for use in its business and therefore does not anticipate paying dividends in the foreseeable future.

    The Company has not sold any Common Stock, registered, or unregistered, during the three year period ended December 31, 1996.

    Reliability had approximately 797 shareholders of record as of February 14, 1997.

Item 6.   Selected Financial Data.

    The following table sets out certain selected financial data for the years indicated:

                                          Years Ended December 31,
                                   ---------------------------------------
                                   1996    1995     1994    1993      1992
                                  ------  ------   ------  ------    ------
                                    (In thousands, except per share data)

Revenues                         $35,760 $33,930  $23,427 $27,022   $31,413

Costs and expenses:
  Operating costs                 28,267  27,926   20,847  24,269    32,587
  Provision for restructuring          -       -        -     288     1,392
  Interest expense (income), net      53      60     (154)     43       125
                                  ------  ------   ------  ------    ------
    Total costs and expenses      28,320  27,986   20,693  24,600    34,104
                                  ------  ------  -------  ------    ------
Income (loss) before
  income taxes                     7,440   5,944    2,734   2,422    (2,691)
Provision (benefit) for
  income taxes                     2,594   1,881       89      53       (46)
                                  ------  ------   ------  ------    ------
Net income (loss)                $ 4,846 $ 4,063  $ 2,645 $ 2,369   $(2,645)
                                  ======  ======   ======  ======    ======
Average shares outstanding         4,243   4,243    4,243   4,243     4,243
                                  ======  ======   ======  ======    ======
Net income (loss) per share      $  1.14 $   .96  $   .62 $   .56   $  (.62)
                                  ======  ======   ======  ======    ======


Total assets                     $26,603 $23,727  $13,284 $11,018   $14,693
Working capital                   12,728   8,504    8,974   5,846     2,413
Property and equipment, net        9,257   8,979    1,925   2,257     3,312
Long-term debt                     1,961   2,482        -       -         -
Stockholders' equity              19,668  14,822   10,759   8,114     5,745

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    FINANCIAL CONDITION.

    The primary sources of Reliability's liquidity are cash provided by operations and retained earnings. The Company maintains lines of credit to supplement the primary sources of capital and, until 1995, had leased most of its facilities, reducing the need to expend capital on such items. Changes in the Company's financial condition and liquidity during the three year period ended December 31, 1996 are generally attributable to changes in cash flows from operating activities and changes in the levels of capital expenditures.

    Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following chart:

                                           1996        1995        1994
                                          ------      ------      ------
Working capital:
  Working capital
    (thousands of dollars)               $12,728     $ 8,504     $ 8,974
  Current ratio                         3.8 to 1    2.4 to 1    4.8 to 1
Profitability ratios:
  Gross profit                              50%        50%          46%
  Return on revenues                        14%        12%          11%
  Return on assets                          18%        17%          20%
  Return on equity                          25%        27%          25%
Equity ratios:
  Total liabilities to equity               0.4        0.6          0.2
  Assets to equity                          1.4        1.6          1.2

    The Company's financial condition improved significantly during 1994 and 1995 and continued to improve during 1996. Working capital totalled $12.7 million at December 31, 1996, compared to $8.5 million and $9.0 million at December 31, 1995 and 1994, respectively. The ratio of current assets to current liabilities increased significantly in 1996 to 3.8 to 1 from
2.4 to 1 at December 31, 1995. The Company's current ratio was unusually high at December 31, 1994 due to approximately $6.0 million in cash generated by operations during a period of declining production. The December 31, 1994 cash balance and cash provided by operations in 1996 and 1995 were used to purchase capital assets during 1996 and 1995. Demand for the Company's products and services during 1996 resulted in a $9.9 million backlog at December 31, 1996, and during 1995 resulted in a significant increase in the Company's backlog at December 31, 1995, compared to December 31, 1994. The operating effects related to the changes in backlog during 1996 and 1995 affected various elements of cash provided by operations, as reflected in the Consolidated Statements of Cash Flows.

    Net cash provided by operating activities for the year ended
December 31, 1996 was $8.9 million, compared to $1.2 million and $3.9 million provided in 1995 and 1994, respectively. The principal items contributing to the cash provided by operations in 1996 were net income plus depreciation which totaled $6.3 million, a decrease in accounts receivable of $4.3 million and a $1.0 million provision for inventory obsolescence. Cash provided by operations in 1996 was reduced by decreases in accounts payable, accrued liabilities and income taxes payable totalling $1.9 million and an increase in inventories of $0.3 million. The decrease in accounts receivable resulted from a reduction in the level of revenues in the fourth quarter of 1996 compared to the fourth quarter of 1995. The provision for inventory obsolescence results from a reduction in demand which resulted in excess inventory associated with a specific INTERSECT model. Accrued liabilities decreased $0.9 million due to a general reduction in most items included in accrued liabilities, except for performance bonuses related to 1996 profitability. A reduction in the average level of revenues during the fourth quarter of 1996, compared to the fourth quarter of 1995, contributed to the decrease in accrued liability items which are directly related to revenues, such as warranty, commission and similar accruals. The increase in inventories results from modest increases in production of testing products which are included in the Company's backlog. Income taxes payable decreased due to payment of the balance of 1995 income taxes in the first quarter of 1996 and a $0.3 overpayment of estimated income taxes for 1996. The principal items contributing to the cash provided by operations in 1995 were increases in accounts receivable and inventories of $6.0 million and $2.0 million, respectively, reduced by net income plus depreciation of $5.2 million and increases in accounts payable, accrued expenses and income taxes payable totalling $3.8 million. The principal items contributing to the cash provided by operations in 1994 were net income of $2.6 million, depreciation of $1.1 million, and a decrease in accounts receivable resulting from a decrease in revenues. A significant portion of the cash provided by operations during 1996 and 1994 was invested in interest bearing short-term investments at December 31, 1994 and 1996.

    Capital expenditures during 1996 and 1995 were $1.8 million and $8.3 million, respectively. A significant portion of the 1996 expenditures include improvements at the services facility in North Carolina, which was purchased in the fourth quarter of 1995, and equipment required by the Singapore services facility. Expenditures for 1995 include the purchase of the Company's Houston, Texas facility and purchase of the facility occupied by the Costa Rica subsidiary. In 1995, the Company also purchased a facility in North Carolina which provided, in 1996, space for expansion of the Durham services operation. The land and building purchases reduced the Company's future operating costs. In summary, 1995 capital expenditures included $6.3 million for land and buildings, plus $2.0 million for equipment. A significant portion of the equipment which was purchased in 1996 and 1995 are items used by the Company's services facilities to process increasing volumes of ICs.

    In July 1995, the Company established a credit facility with a financial institution to provide credit availability of $2.0 million to supplement cash provided by operations, if required. To date, this credit facility has not been utilized. The Company's Singapore subsidiary maintains a small overdraft facility to support the subsidiary's credit commitments. The subsidiary could borrow $216,000 under the facility at December 31, 1996.

    Reliability's revenue is dependent on conditions within the semiconductor industry, and profitability is dependent on revenues and controlling expenses. Semiconductor manufacturers experienced good sales growth during 1994, 1995 and 1996, and current forecasts indicate an increase in revenues for the industry in 1997. Based on the semiconductor industry forecasts, the Company is forecasting revenues for the first quarter of 1997 to be at a level near the first quarter 1996 level, and for quarterly revenues to increase throughout the year, resulting in an increase in revenues in 1997, compared to 1996.

    Current projections indicate that the Company's cash and cash equivalent balances, future cash generated from operations and available lines of credit will be sufficient to meet the projected cash requirements of the Company during 1997.

    RESULTS OF OPERATIONS.

    OVERVIEW. Changes in revenues from the sale of Testing Products sold by the Company during the three year period ending in 1996 reflected changes in demand and, in 1994 and 1995, introduction of new products related to the changes in demand. Services revenues increased during the three year period due to increased customer requirements for conditioning services. Over the three year period product mix changes in the Power Sources segment resulted in a decrease in unit volumes and a decline in total revenues in 1995 followed by an increase in revenues in 1996.

    REVENUES. Revenues for 1996 increased 5% to $35.8 million, reflecting a $0.9 million decrease in the Testing Products segment and revenue increases of $2.2 million and $0.5 million in the Services and Power Sources business segments. Revenues in the Asia and Pacific geographical segment increased while the U.S. segment declined. The increase in the Asia and Pacific segment was attributable to a significant increase in demand for services provided by the Singapore subsidiary. The overall decrease in the U.S. segment was related to product mix changes in the Testing Products segment. Revenues for 1995 increased 45% to $33.9 million, resulting from Testing Products and Services revenues increases of $8.5 million and $2.8 million, respectively, while Power Sources revenues decreased $0.8 million.

    Revenues in the Testing Products segment were $17.7 million for 1996, which is a decrease of 5% from the same period in 1995. The decrease is related to changes in demand resulting in volume changes and higher unit prices due to product mix changes. Revenues from the sale of INTERSECT products increased $4.7 million, while revenues from the sale of CRITERIA and loader and unloader products decreased $5.6 million. The decrease in CRITERIA revenues resulted from a decrease in unit prices due a significant increase in CRITERIA systems that were retrofitted to upgrade the systems to include heat dissipation features. Changes in demand and shipping new products resulted in Testing Products revenues increasing 83% in 1995 to $18.6 million. Demand for testing and conditioning products increased significantly during 1995, resulting in an increase in backlog in this segment from $2.6 million at December 31, 1994, to $12.7 million at December 31, 1995. Revenues from the sale of loader and unloader products increased 134%, while INTERSECT revenues increased 156% and CRITERIA revenues increased 47%. The increases resulted from volume increases related to shipping new models of INTERSECT and CRITERIA products.

    Revenues in the Services segment increased 21% in 1996 to $13.0 million, after increasing 35% in 1995 to $10.8 million. Services revenues in both 1996 and 1995 increased at both of the Company's services facilities. The 1996 increase is related primarily to the Company's Singapore services facility and resulted from volume increases related to increased demand and unit price increases resulting from product mix changes. The increase in 1995 was reduced by unit price decreases at the Durham facility due to the increase in unit volumes. Revenues included in the Services segment from the sale of conditioning products to Services customers increased significantly during 1996 and 1995 due to changes in the customers' product mix.

    Revenues in the Power Sources segment increased 11% in 1996 to $5.1 million, after decreasing 14% to $4.6 million in 1995. Revenues during 1996 were affected by general increases in demand, beginning in the fourth quarter of 1995, resulting in price increases related to product mix changes. The decrease in 1995 was the result of low backlog at December 31, 1994, caused by reduced unit volumes and declining unit prices of the Company's LAN-PAC products and, volume and unit price decreases through the year.

    COSTS AND EXPENSES. Changes in costs and expenses during the three year period are primarily related to changes in revenues, and the effect of maintaining expense control programs in place during the three year period. The expense control programs resulted in lower expense levels due to various cost reduction and operational restructuring measures which were implemented in 1993.

    Total costs and expenses for the 1996 period increased $0.3 million or only 1% compared to the 5% revenue increase of $1.8 million. Cost of revenues increased $1.2 million; marketing, general and administrative expenses decreased $0.8 million; and research and development expenses decreased slightly. Total costs and expenses increased $7.1 million in 1995, compared to the revenue increase of $10.5 million. Cost of revenues increased $4.1 million; marketing, general and administrative expenses increased $1.8 million; and research and development expenses increased $1.2 million.

    The Company's gross profit, as a percent of revenues, was 50% in 1996 and 1995, and 46% in 1994. The gross profit in the Services and Power Sources segments increased slightly in 1996. The gross profit in the Testing Products segment for 1996 was reduced by a $1.0 million reserve for excess inventory due to a significant decrease in demand for a specific INTERSECT model. The increase in gross profit from 46% in the 1994 period to 50% in the 1995 period is attributable to the Testing Products segment and was caused by volume increases, costs increasing at a rate lower than the revenue increase, product mix changes and stringent expense controls. In 1995, the gross profit percentage in the Services segment decreased slightly, while the gross profit percentage in the Power Sources segment decreased because of volume and unit price reductions, without a corresponding reduction in manufacturing overhead.

    Marketing, general and administrative expenses for the 1996 period decreased $0.8 million. The decrease is related to a decrease in volume related expenses in the Testing Products segment which was reduced somewhat by an increase in incentive bonus accruals that are directly related to the increase in profitability. Marketing, general and administrative expenses for 1995 increased only $1.8 million, or 26%, over the 1994 period, compared to a 45% increase in revenues. This increase is primarily related to the Testing Products segment and, to a lesser extent, to the Services segment and was caused by increases in variable expenses such as royalties, sales commissions and warranty expenses, and an increase in incentive bonus accruals which are directly related to an increase in profitability. The increase in expenses in 1995 and decrease in 1996 were affected by strong expense controls and reduced occupancy expense due to the purchase of the Company's Houston facility.

    Research and development expenses decreased slightly in 1996 and doubled from $1.1 million in 1994 to $2.2 million in 1995. A significant portion of the expenditures in each of the years relates to development of testing and conditioning products. The increase in 1995 is related to development costs associated with new models of INTERSECT products and, to a much lesser degree, CRITERIA products. Development of these products was started in 1994 and was completed during early 1995, and the new products accounted for a substantial portion of the 1996 and 1995 revenues in the Testing Products segment.

    Net interest for 1996 was basically unchanged in comparison to 1995, and the change in 1995 reflects a significant increase in interest expense and a 20% increase in interest income. In 1995, interest expense increased due to the incurrence of debt associated with the purchase of the Company's Houston, Texas facility and interest income increased due to an increase in the average balance of cash available for investment.

    PROVISION FOR INCOME TAXES. The Company's effective tax rate was 35% in 1996, 32% in 1995, and 3% in 1994. The 1996 rate was 1% greater than the
statutory 34% rate due to state income taxes.   The Company's effective tax
rate was only 2% in 1994, due to utilization of deferred tax assets, resulting from a change in the deferred tax valuation allowance and utilization of tax benefits of net operating loss carryforwards in 1994. The 1995 rate was also reduced by a change in the deferred tax valuation allowance.

    NET INCOME. Net income before taxes was $7.4 million for 1996, compared to $6.0 million for 1995 and $2.7 million in 1995. Net income was $4.8 million, $4.1 million and $2.6 million for the respective periods. As explained above, the 1995 higher tax rate of 32% , compared to a 2% rate in 1994, had a significantly greater impact on net income than taxes in 1994.




                         FORWARD-LOOKING STATEMENTS

    From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, market acceptance of Company products and services, the effects of general economic conditions, the impact of competition, product development schedules, problems with technology, delivery schedules, and supply and demand changes for Company products and services and its customers' products and services.

Item 8.  Consolidated Financial Statements and Supplementary Data.


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      AND FINANCIAL STATEMENT SCHEDULES

                                                                        Page


Report of independent auditors . . . . . . . . . . . . . . . . . . . .  F-2
Consolidated balance sheets at December 31, 1996 and 1995. . . . . . .  F-3
For each of the three years in the period ended December 31, 1996:
  Consolidated statements of income. . . . . . . . . . . . . . . . . .  F-4
  Consolidated statements of cash flows. . . . . . . . . . . . . . . .  F-5
  Consolidated statements of stockholders' equity. . . . . . . . . . .  F-6
Notes to consolidated financial statements . . . . . . . . . . . . . .  F-7
Supplementary financial information:
  Quarterly results of operations (unaudited). . . . . . . . . . . . .  S-1
Schedules for each of the three years in the period
    ended December 31, 1996:
  II - Valuation and qualifying accounts and reserves. . . . . . . . .  S-2


    All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                       REPORT OF INDEPENDENT AUDITORS





The Board of Directors and Stockholders
Reliability Incorporated

    We have audited the accompanying consolidated balance sheets of Reliability Incorporated as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliability Incorporated at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                           BY/s/ERNST & YOUNG LLP

Houston, Texas
January 31, 1997

                          RELIABILITY INCORPORATED
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                                   ASSETS

                                                           December 31,
                                                         ----------------
                                                         1996       1995
                                                         ----       ----
Current assets:
  Cash and cash equivalents                            $ 8,504    $ 1,552
  Accounts receivable (Note 2)                           4,188      8,489
  Inventories (Notes 1 and 2)                            3,159      3,918
  Prepaid income taxes                                     286          -
  Deferred tax assets (Note 3)                             760        478
  Other current assets                                     449        311
                                                        ------     ------
    Total current assets                                17,346     14,748

Property, plant and equipment, at cost (Note 2):
  Machinery and equipment                               13,807     13,218
  Buildings and improvements                             8,706      8,070
  Land                                                     792        792
                                                        ------     ------
                                                        23,305     22,080
  Less accumulated depreciation                         14,048     13,101
                                                        ------     ------
                                                         9,257      8,979
                                                        ------     ------
                                                       $26,603    $23,727
                                                        ======     ======

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $   700    $ 1,375
  Accrued liabilities (Note 7)                           3,220      4,090
  Current maturities on long-term debt (Note 2)            367         93
  Income taxes payable (Note 3)                            331        686
                                                        ------     ------
    Total current liabilities                            4,618      6,244

Long-term debt (Note 2)                                  1,961      2,482
Deferred tax liabilities (Note 3)                          356        179
Commitments and contingencies (Note 6)                       -          -

Stockholders' equity:
  Common stock, without par value;
    20,000,000 shares authorized;
    4,242,848 shares issued                              5,926      5,926
  Retained earnings                                     13,742      8,896
                                                        ------     ------
    Total stockholders' equity                          19,668     14,822
                                                        ------     ------
                                                       $26,603    $23,727
                                                        ======     ======




                           See accompanying notes.

                          RELIABILITY INCORPORATED
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)

                                                  Years Ended December 31,
                                                  ------------------------
                                                  1996     1995      1994
                                                  ----     ----      ----
Revenues:
  Product sales                                 $22,770  $23,154   $15,470
  Services                                       12,990   10,776     7,957
                                                 ------   ------    ------
                                                 35,760   33,930    23,427
Costs and expenses:
  Cost of product sales                          10,132   10,224     7,964
  Cost of services                                7,895    6,613     4,773
  Marketing, general and administrative           8,043    8,862     7,056
  Research and development                        2,197    2,227     1,054
                                                 ------   ------    ------
                                                 28,267   27,926    20,847
                                                 ------   ------    ------
Operating income                                  7,493    6,004     2,580
Interest expense (income), net (Note 2)              53       60      (154)
                                                 ------   ------    ------
Income before income taxes                        7,440    5,944     2,734
Provision for income taxes (Note 3)               2,594    1,881        89
                                                 ------   ------    ------
Net income                                      $ 4,846  $ 4,063   $ 2,645
                                                 ======   ======    ======
Net income per share                            $  1.14  $   .96   $   .62
                                                 ======   ======    ======






























                           See accompanying notes.

                          RELIABILITY INCORPORATED
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                  Years Ended December 31,
                                                  ------------------------
                                                   1996     1995      1994
                                                   ----     ----      ----
Cash flows from operating activities:
  Net income                                     $ 4,846  $ 4,063   $ 2,645
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation                                 1,438    1,174     1,068
      Change in deferred tax assets
        and liabilities                             (105)    (218)     (205)
      Provision for inventory obsolescence         1,043      179       180
      (Gain) loss on disposal of fixed assets        (47)     (24)        3
  Increase (decrease) in operating cash flows:
      Accounts receivable                          4,301   (5,987)      572
      Inventories                                   (284)  (1,998)       77
      Other current assets                          (138)     197      (106)
      Prepaid income taxes                          (286)       -         -
      Accounts payable                              (675)   1,006      (155)
      Accrued liabilities                           (870)   2,091       (17)
      Income taxes payable                          (355)     669        (1)
      Liability for restructuring                      -        -      (164)
                                                  ------   ------    ------
        Total adjustments                          4,022   (2,911)    1,252
                                                  ------   ------    ------
Net cash provided by operating activities          8,868    1,152     3,897
                                                  ------   ------    ------
Cash flows from investing activities:
  Expenditures for property, plant and equipment  (1,754)  (8,268)     (763)
  Proceeds from sale of equipment                     85       74        61
                                                  ------   ------    ------
Net cash (used) in investing activities           (1,669)  (8,194)     (702)
                                                  ------   ------    ------
Cash flows from financing activities:
  Payments on long-term debt                        (247)     (65)      (58)
  Issuance of mortgage payable                         -    2,640         -
                                                  ------   ------    ------
Net cash (used) provided by financing activities    (247)   2,575       (58)
                                                  ------   ------    ------
Net increase (decrease) in cash                    6,952   (4,467)    3,137
Cash at beginning of year                          1,552    6,019     2,882
                                                  ------   ------    ------
Cash at end of year                              $ 8,504  $ 1,552   $ 6,019
                                                  ======   ======    ======















                           See accompanying notes.

                          RELIABILITY INCORPORATED
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                Years Ended December 31, 1996, 1995 and 1994
                               (In thousands)

                                        Common Stock
                                        ------------    Retained      Total
                                     Shares     Amount  Earnings     Amount
                                     ------     ------  --------     ------
Balance at December 31, 1993          4,243     $5,926   $ 2,188    $ 8,114
  Net income                                               2,645      2,645
                                      -----      -----    ------     ------
Balance at December 31, 1994          4,243      5,926     4,833     10,759
  Net Income                                               4,063      4,063
                                      -----      -----    ------     ------
Balance at December 31, 1995          4,243      5,926     8,896     14,822
  Net Income                                               4,846      4,846
                                      -----      -----    ------     ------
Balance at December 31, 1996          4,243     $5,926   $13,742    $19,668
                                      =====      =====    ======     ======








































                           See accompanying notes.

                          RELIABILITY INCORPORATED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1996

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

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the prior periods have been reclassified to conform to the 1996 presentation.

    CASH EQUIVALENTS

    For the purposes of the statements of cash flows, the Company considers all highly liquid cash investments with maturities of three months or less, when purchased, to be cash equivalents.

    INVENTORIES

    Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include:
                                                           1996       1995
                                                           ----       ----
                                                           (In thousands)

Raw materials                                             $1,874     $1,977
Work-in-progress                                             872      1,816
Finished goods                                               413        125
                                                           -----      -----
                                                          $3,159     $3,918
                                                           =====      =====

    Inventories are presented net of reserves for excess and obsolete inventories of $1,509,000 and $626,000 in 1996 and 1995, respectively.

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1996

    PROPERTY, PLANT AND EQUIPMENT

    For financial statement purposes, depreciation is computed principally on the straight-line method using lives from 4 to 7 years for leasehold improvements, 30 years for buildings, and the straight-line and double-declining balance methods using lives from 2 to 8 years for machinery and equipment.

    REVENUE RECOGNITION

    Generally, revenues for the sales of products and services are recognized when products are shipped and services are provided unless the Company has obligations remaining under the purchase orders, in which case, revenue is deferred until all obligations are satisfied. Sales returns have historically been immaterial.

    WARRANTY

    The Company warrants products sold to customers for up to three years from shipment. A provision for estimated future warranty costs, which historically has been low, is recorded upon shipment.

    CONCENTRATION OF RISKS

    Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable and cash equivalents.

    The Company invests primarily in money market instruments and commercial paper with maturities of three months or less. The investments are made through high quality financial institutions, and investments are made only in those securities which have been assigned investment ratings in the two most credit-worthy rating categories.

    The Company's revenues are primarily denominated in U.S. dollars and thus the risk of foreign exchange fluctuations is not material.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The recorded amounts of cash, accounts receivable, accounts payable, and accrued liabilities as presented in the financial statement approximate fair value because of the short-term maturity of these instruments. The recorded amount of long-term debt approximates fair value as the actual interest rate approximates current competitive rates.

    INCOME TAXES

    The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The provision for income taxes includes federal, foreign, and state income taxes.
Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and net operating loss and tax credit carryforwards. Deferred tax expense represents the change in the deferred tax asset or liability balances.

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1996

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

    ACCOUNTING ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

2.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

    On July 1, 1995, the Company entered into a revolving credit agreement with Wells Fargo Bank Texas, N.A. The agreement allows borrowings through July 1, 1997 of up to $2,000,000 at the bank's base rate (8.25% at December 31, 1996). The Company did not draw any funds under the agreement during 1995 or 1996. Credit availability is limited to 80% of eligible accounts receivable, as defined, of the U.S. Company and its Costa Rica subsidiary, plus 30% of U.S. inventories, limited to $750,000. The credit agreement requires compliance with certain financial loan covenants related to tangible net worth, current ratio, debt to tangible net worth and fiscal year-end results. The loan is unsecured, but if the Company fails to comply with financial covenants listed in the agreement, then accounts receivable, inventories and certain other assets of the U.S. Company will become collateral for the loan. The Company was in compliance with the financial requirements of the agreement at December 31, 1996 and 1995.

    The Company's Singapore subsidiary maintains an agreement with a Singapore bank to provide an overdraft facility of 500,000 Singapore Dollars (U.S. $355,000 at December 31, 1996) to the subsidiary at the bank's prime rate plus 1% (7% at December 31, 1996). There were no balances outstanding at December 31, 1996, but amounts utilized under letter of credit commitments totalled $139,000, resulting in credit availability of $216,000 at December 31, 1996. The loan is collateralized by all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank, and continuation of the credit facility is at the discretion of the bank.

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1996

    Long-term debt at December 31, consisted of the following:

                                                            1996      1995
                                                            ----      ----
                                                             (In thousands)

Mortgage payable; due in monthly installments
   of $26,777 ($46,777 as explained below),
   including interest at 9%                                $2,328    $2,575
Less current maturities                                       367        93
                                                            -----     -----
    Long-term debt due after one year                      $1,961    $2,482
                                                            =====     =====

    The mortgage was payable in 180 equal monthly installments, including interest at 9%. The Company began paying an additional principal payment of $10,000 each month effective March 1, 1996 and increased the additional payment to $20,000 each month effective October 1, 1996. Current maturities and aggregate maturities as of December 31, 1996 assume the Company will continue making the additional $20,000 principal payment, resulting in the note being paid in full in 84 payments. The mortgage is collateralized by land and a building. The aggregate maturities of the note for the next five years are: 1997 - $367,000; 1998 - $401,000; 1999 - $439,000; 2000 -
$480,000; and 2001 - $525,000.

    Interest paid on debt during 1996, 1995 and 1994 was $224,000, $245,000 and $1,000, respectively.

    Interest expense (income) is presented net as follows:

                                                     1996     1995    1994
                                                     ----     ----    ----
                                                          (In thousands)

Interest expense                                     $ 229    $ 249   $   4
Interest (income)                                     (176)    (189)   (158)
                                                       ---      ---     ---
   Interest expense (income), net                    $  53    $  60   $(154)
                                                       ===      ===     ===

3.  INCOME TAXES

    The provision for income taxes is based on income before income taxes as follows:

     Geographic area                               1996     1995      1994
     ---------------                               ----     ----      ----
                                                       (In thousands)

United States                                     $5,925   $5,814    $2,534
Foreign                                            1,533      327       137
Eliminations and corporate items                     (18)    (197)       63
                                                   -----    -----     -----
                                                  $7,440   $5,944    $2,734
                                                   =====    =====     =====

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1996



    The components of the provision for income taxes are as follows:

                                                 Current   Deferred   Total
                                                 -------   --------   -----
                                                       (In thousands)
     1996
     ----
Federal                                           $2,238    $(133)   $2,105
Foreign                                              275       28       303
State                                                186        -       186
                                                   -----     ----     -----
                                                  $2,699    $(105)   $2,594
                                                   =====     ====     =====
     1995
     ----
Federal                                           $1,965    $(273)   $1,692
Foreign                                                -       55        55
State                                                134        -       134
                                                   -----     ----     -----
                                                  $2,099    $(218)   $1,881
                                                   =====     ====     =====

     1994
     ----
Federal                                           $  245    $(205)   $   40
Foreign                                                -        -         -
State                                                 49        -        49
                                                   -----     ----     -----
                                                  $  294    $(205)   $   89
                                                   =====     ====     =====

     The differences between the effective rate reflected in the provision for income taxes on income before income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% are analyzed below:

                                                   1996     1995      1994
                                                   ----     ----      ----
                                                       (In thousands)

Provision at statutory rate                       $2,530   $2,021     $ 930
State income taxes                                   123       89        32
Tax effects of:
  Foreign expenses for which a tax benefit
   (is available) is not available                     -       87       (26)
  Foreign tax benefit of export processing
   exemption                                         (63)       -       (64)
Change in valuation allowance                          -     (389)     (650)
Tax benefit of net operating loss carryforward         -        -      (135)
Other                                                  4       73         2
                                                   -----     ----      ----
                                                  $2,594   $1,881     $  89
                                                   =====     ====      ====

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1996



    The significant components of the Company's net deferred tax liabilities and assets are as follows:
                                                   1996     1995      1994
                                                   ----     ----      ----
                                                       (In thousands)
Deferred tax liabilities:
  Depreciation                                   $   195   $  155    $  140
  Undistributed earnings of foreign subsidiary       144        -         -
  Other                                               17       24         -
                                                  ------    -----     -----
    Total deferred tax liabilities                   356      179       140
                                                  ------    -----     -----
Deferred tax assets:
  Inventory reserves                                (505)    (224)     (235)
  Accrued expenses not currently deductible         (223)    (257)     (162)
  Foreign tax credits                               (473)    (470)     (469)
  Alternative minimum tax credits                      -        -      (154)
  Net operating loss carryforwards                     -        -       (60)
  Other                                              (32)       3         -
                                                  ------    -----     -----
    Total deferred tax assets                     (1,233)    (948)   (1,080)
Valuation allowance                                  473      470       859
                                                  ------    -----     -----
    Net deferred tax assets                         (760)    (478)     (221)
                                                  ------    -----     -----
Net deferred tax (asset)                         $  (404)  $ (299)   $  (81)
                                                  ======    =====     =====

    SFAS 109 requires that the tax benefit of deferred tax assets be recorded to the extent that realization is more likely than not. Valuation allowances have been provided in each of the three years presented since realization of a portion of the excess assets is uncertain. The reduction in the valuation allowance in 1995 resulted from utilization of a portion of the assets to reduce taxes actually paid and the fact that the tax assets could be realized by carryback to offset taxes paid.

    The Company's Singapore subsidiary has available an investment allowance grant which provides a reduction in Singapore income taxes based on the subsidiary's investment in certain fixed assets during the period September 1995 through September 1998. The total tax benefit available to the subsidiary is approximately $455,000, of which $130,000 has been recorded as a reduction of income tax expense as of December 31, 1996. The future benefit available at December 31, 1996 is approximately $325,000. The tax benefit associated with the investment allowance is refundable if conditions specified in the agreement are not met. The agreement requires that the Company expend approximately $3,000,000 on qualified fixed assets prior to September 1998. The subsidiary was in compliance with the terms of the investment grant at December 31, 1996.

    Net income for 1996 and 1994 included income of a subsidiary operating in Costa Rica under an export processing tax exemption. The subsidiary was exempt from Costa Rica income tax through 1996 and is 50% exempted for 1997 through 2000. Tax benefits of $63,000 and $64,000 relate to income of the subsidiary in 1996 and 1994, respectively.

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1996

    The Company has foreign tax credit carryforwards of $473,000, with $451,000 of the carryforward expiring in 1997 and the balance expiring in 1998 through 2001.

    The Company provides United States taxes on unremitted earnings of foreign subsidiaries. Earnings on which United States taxes have been provided total $3,200,000 at December 31, 1996.

    Net cash payments for income taxes during 1996, 1995 and 1994 were $3,351,000, $1,443,000 and $259,000, respectively.

4.  EMPLOYEE STOCK PLAN

    The Company sponsors an Employee Stock Savings Plan and Trust (the "Plan"). United States employees of the Company who have completed at least six months of service become participants in the Plan. The Plan allows an employee to contribute up to 15% of defined compensation to the Plan and to elect to have contributions not be subject to Federal income taxes under
Section 401(k) of the Internal Revenue Code. The Company contributes a matching amount to the Plan equal to 50% of the employee's contribution, to a maximum of 2%, for employees who contribute 2% or more. The Company also contributes, as a voluntary contribution, an amount equal to 1% of the defined compensation of all participants. The Company's contribution for matching and voluntary contributions amounted to $129,000 in 1996, $121,000 in 1995 and $106,000 in 1994. Employee contributions may be invested in Company stock or other investment options offered by the Plan. The Company's contributions vest with the employee over seven years and are invested solely in Company stock.

    The Company, in May 1992, registered and reserved 500,000 shares of common stock for sale to the Plan. The Plan purchased, in the open market, 17,775, 62,076 and 47,015 shares during 1996, 1995 and 1994, for an aggregate purchase price of $116,000, $270,000 and $159,000, respectively. At December 31, 1996, 272,526 reserved shares remain unissued under the registration.

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1996

5.  INFORMATION ON BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

    The Company operates in three industry segments: (1) manufacture of testing products which are used in the testing and conditioning of integrated circuits, (2) services which condition and test integrated circuits and (3) manufacture of power sources. Corporate assets are cash investments which are classified as cash equivalents.

    Financial information by industry segment is as follows:

                                                   1996     1995      1994
                                                   ----     ----      ----
                                                       (In thousands)
Revenues from unaffiliated customers:
  Testing products                               $17,697  $18,583   $10,132
  Services                                        12,990   10,776     7,957
  Power sources                                    5,073    4,571     5,338
                                                  ------   ------    ------
                                                 $35,760  $33,930   $23,427
                                                  ======   ======    ======

Operating income:
  Testing products                               $ 4,243  $ 4,316   $   843
  Services                                         3,098    2,163     1,525
  Power sources                                      603       91       539
  General corporate expenses                        (451)    (566)     (327)
                                                  ------   ------    ------
                                                 $ 7,493  $ 6,004   $ 2,580
                                                  ======   ======    ======

Identifiable assets:
  Testing products                               $ 8,649  $14,563   $ 3,301
  Services                                         8,205    6,374     2,790
  Power sources                                    2,580    2,790     1,806
  General corporate assets                         7,169        -     5,387
                                                  ------   ------    ------
                                                 $26,603  $23,727   $13,284
                                                  ======   ======    ======

Depreciation:
  Testing products                               $   520  $   446   $   290
  Services                                           811      575       547
  Power sources                                      107      143       194
                                                  ------   ------    ------
                                                 $ 1,438  $ 1,164   $ 1,031
                                                  ======   ======    ======

Capital expenditures:
  Testing products                               $   368  $ 4,176   $   127
  Services                                         1,345    3,226       559
  Power sources                                       41      866        77
                                                  ------   ------    ------
                                                 $ 1,754  $ 8,268   $   763
                                                  ======   ======    ======

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1996

    Financial information by geographical area is as follows:

                                                   1996      1995     1994
                                                   ----      ----     ----
                                                       (In thousands)
Revenues from unaffiliated customers:
  United States                                  $22,492  $23,212   $14,567
  Asia and Pacific                                 8,195    6,147     4,122
  Central America                                  5,073    4,571     4,738

Intergeographic revenues:
  United States                                      649      678       129
  Asia and Pacific                                    58      202         -
  Central America                                      -        -       289
  Eliminations                                      (707)    (880)     (418)
                                                  ------   ------    ------
                                                 $35,760  $33,930   $23,427
                                                  ======   ======    ======

Operating income:
  United States                                  $ 5,858  $ 6,113   $ 2,579
  Asia and Pacific                                 1,483      366       (45)
  Central America                                    603       91       373
  General corporate expenses                        (451)    (566)     (327)
                                                  ------   ------    ------
                                                 $ 7,493  $ 6,004   $ 2,580
                                                  ======   ======    ======
Identifiable assets:
  United States                                  $19,591  $17,578   $ 9,445
  Asia and Pacific                                 4,456    3,357     2,098
  Central America                                  2,556    2,792     1,741
                                                  ------   ------    ------
                                                 $26,603  $23,727   $13,284
                                                  ======   ======    ======

    Intersegment sales, which are not material, and intergeographic sales of manufactured products are priced at cost plus a reasonable profit.

    The Company provides products and services to companies in the electronics and semiconductor industries, many of which are industry leaders. There are a limited number of companies which purchase testing products and services sold by the Company. The Company's four largest customers accounted for approximately 82%, 80% and 71% of consolidated revenues in 1996, 1995 and 1994, respectively. Accounts receivable are generally due within 30 days, and collateral is not required except that export sales from the United States generally require letters of credit.

    Historically, the Company's bad debts have been very low, an indication of the credit worthiness of the customers to which the Company sells.

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1996

    The Company had export revenues from its United States operation to the following geographical areas:
                                                   1996     1995      1994
                                                   ----     ----      ----
                                                        (In thousands)

Asia and Pacific                                  $2,337  $10,677    $3,643
Europe                                             3,046    1,336     1,357
North America and other                              377       21       215
                                                   -----   ------     -----
                                                  $5,760  $12,034    $5,215
                                                   =====   ======     =====

    The Company's revenues are concentrated in the electronics industry; however, the customers operate in diverse markets and geographic areas. Revenues from major customers, as a percent of total revenues and industry segments, are as follows:

                               Total     Testing                      Power
                             Revenues   Products        Services     Sources
                             --------   --------        --------     -------
     1996
     ----
Customer A                     32%          64%            -%           -%
Customer B                     22            -            60            -
Customer C                     14           28             -            -
Customer D                     14            -            38            -

     1995
     ----
Customer A                     18%          33%            -%           -%
Customer B                     18            -            54            6
Customer C                     30           55             -            -
Customer D                     14            -            45            -

     1994
     ----
Customer A                     10%          24%            -%           -%
Customer B                     17            -            47            5
Customer C                     27           63             -            -
Customer D                     17            -            50            -


    Accounts receivable, at any point in time, are concentrated in one or more of the Company's significant customers, depending on shipments at that point in time to a particular customer.

6.  COMMITMENTS

    The Company has leased various manufacturing and office facilities under noncancelable operating lease agreements. Rental expense for 1996, 1995 and 1994 was $388,000, $529,000 and $1,241,000, respectively. The Company leased its Houston, Texas facility until March 1995, when the Company purchased the facility. A subsidiary of the Company leased a manufacturing facility in San Jose, Costa Rica. In October 1995, the subsidiary purchased

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1996

the land and building. In 1996, the Company's Durham, North Carolina Services operation moved from a leased facility to a building that was purchased in December 1995.

    The Company leases a conditioning services and office facility under a non-cancelable operating lease agreement, expiring in May 1997. Future minimum rental payments under the lease are $99,000 in 1997. The Company anticipates that the lease will be renewed for a term of three years at an estimated annual rental of $240,000.

    The Company leases manufacturing and office space in its U.S. facility to a third party under an agreement expiring in January 2001. Rental income for 1996, 1995 and 1994 was $182,000, $96,000 and $108,000, respectively.
Future income under the lease will be: 1997 - $180,000; 1998 - $179,000; 1999 - $179,000; 2000 - $179,000; subsequent to 2000 - $15,000. The
Company's Durham services operation moved to a larger facility in 1996. The Company leases space which was vacated by the Durham services operation under a non-cancelable operating agreement which expires in January 1998. The Company has sub-leased the facility for the remaining term of the lease. The remaining future lease payments total $227,000 and the sub-lease income for 1996 was $30,000 and the sub-lease income for the remaining term of the sub-lease is $187,000.

7.  ACCRUED LIABILITIES

    Accrued liabilities consist of the following:
                                                             1996    1995
                                                             ----    ----
                                                            (In thousands)

Payroll                                                     $2,644  $2,251
Warranty                                                       102     418
Deferred income                                                  -     633
Other                                                          474     788
                                                             -----   -----
                                                            $3,220  $4,090
                                                             =====   =====

    The deferred income balance at December 31, 1995 related principally to payments for testing products which were included in the Company's backlog. Deferred income is refundable if the Company does not meet the terms of the orders. Revenues related to deferred income are recognized when the products are shipped.

8.  RELATED PARTY TRANSACTIONS

    The spouse of an employee of the Company has an ownership interest in a company that provided computer software development and technical assistance for certain products sold by the Company. The net expense accrued related to these transactions, including royalties, amounted to $131,000, $420,000 and $105,000 during 1996, 1995 and 1994, respectively.
There was no amount payable to such company at December 31, 1996, and the amount payable at December 31, 1995 was $219,000. The accounts were settled in the ordinary course of business.

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1996

9.  SUBSEQUENT EVENT

    On February 17, 1997, the Company entered into an agreement with a major stockholder in which the Company agreed to purchase 1,270,221 shares of common stock on or before March 14, 1997, provided the average closing price of the Company's stock for the last three trading days prior to March 8, 1997 falls within a specified price range. A portion of the purchase price is expected to be financed with a third party.

                          RELIABILITY INCORPORATED
                     SUPPLEMENTARY FINANCIAL INFORMATION

                       QUARTERLY RESULTS OF OPERATIONS
                                 (Unaudited)

                    (In thousands, except per share data)


                                 First      Second     Third    Fourth
                                Quarter     Quarter   Quarter   Quarter
                                -------     -------   -------   -------

      1996
      ----
Net sales                        $6,758      $9,409   $ 8,804   $10,789
Gross profit                      3,719       4,659     4,493     4,862
Net income                          691       1,285     1,348     1,522
Net income per share                .16         .31       .31       .36

      1995
      ----
Net sales                        $4,093      $5,767   $11,286   $12,784
Gross profit                      1,644       2,945     5,929     6,575
Net income (loss)                  (472)        527     1,916     2,092
Net income (loss) per share        (.11)        .12       .45       .50

                          RELIABILITY INCORPORATED
        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                Years Ended December 31, 1996, 1995 and 1994

                               (In thousands)


                                               1996       1995        1994
                                               ----       ----        ----

Inventory reserves at beginning of year       $  626     $  630      $  603
Additions charged to costs and expenses        1,043        179         180
Amounts charged to reserve                      (160)      (183)       (153)
                                               -----      -----       -----
Inventory reserves at end of year             $1,509     $  626      $  630
                                               =====      =====       =====

                          RELIABILITY INCORPORATED

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    Not applicable.

                                  PART III

   In accordance with paragraph (3) of General Instruction G to Form 10-K,
Part III of this Report is omitted because the Company will file with the Securities and Exchange Commission not later than 120 days after the end of 1996 a definitive proxy statement pursuant to Regulation 14A involving the election of directors.

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

          3.2 Amended and Restated Bylaws. Reference is made to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

          21.  List of subsidiaries.

          23.  Consent of Independent Public Accountants dated March 14,
               1997.

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

DATE:  March 17, 1997
                               RELIABILITY INCORPORATED (Registrant)




                               BY    /s/    Max T. Langley
                                 Max T. Langley, Senior Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

DATE:  March 17, 1997
                               BY    /s/     Larry Edwards
                                Larry Edwards, Chairman of the Board of
                                       Directors, President and
                                        Chief Executive Officer

DATE:  March 17, 1997
                               BY    /s/    Max T. Langley
                                Max T. Langley, Senior Vice President,
                                       Chief Financial Officer,
                                     Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



       /s/    Larry Edwards          DATE:  March 17, 1997
         Larry Edwards, Director


       /s/    W. L. Hampton          DATE:  March 17, 1997
         W. L. Hampton, Director


       /s/   John R. Howard          DATE:  March 17, 1997
        John R. Howard, Director


       /s/ Thomas L. Langford        DATE:  March 17, 1997
      Thomas L. Langford, Director


       /s/ A. C. Lederer, Jr.        DATE:  March 17, 1997
       A.C. Lederer, Jr., Director

                          RELIABILITY INCORPORATED

                              INDEX TO EXHIBITS


Exhibit                                                           Page
 Number                   Description of Exhibits                Number
-------                   -----------------------                ------

   21.      List of Subsidiaries.                                  24

   23.      Consent of Independent Public Accountants              25
            dated March 14, 1997.

   27.      Financial Data Schedule.                               26