Form 10-Q
period 1997-03-31
RELIABILITY INC
filed 1997-05-08
CIK 34285

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

  For the Quarterly Period Ended March 31, 1997 Commission File Number 0-7092

                            RELIABILITY INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             TEXAS                                      75-0868913
-------------------------------          ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


            16400 Park Row
        Post Office Box 218370
           Houston, Texas                                77218-8370
---------------------------------------          -------------------------
(Address of principal executive offices)                 (Zip Code)

                                (281) 492-0550
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                              YES     X       NO
                                 ----------      ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   2,972,627 -- Common Stock -- No Par Value
                               as of May 8, 1997

                           RELIABILITY INCORPORATED
                                   FORM 10-Q

                               TABLE OF CONTENTS

                                March 31, 1997


                        PART I - FINANCIAL INFORMATION

                                                                 Page No.

Item 1. Financial Statements

        Consolidated Balance Sheets:
          March 31, 1997 and December 31, 1996                      3-4

        Consolidated Statements of Income
         and Retained Earnings:
          Three Months Ended March 31, 1997 and 1996                  5

        Consolidated Statements of Cash Flows:
          Three Months Ended March 31, 1997 and 1996                  6

        Notes to Consolidated Financial Statements                 7-11

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     12-15

                          PART II - OTHER INFORMATION

Item 1.
  through
Item 3. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.         16

Item 5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K.                            16

Signatures                                                           17

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

                        PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

                           RELIABILITY INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                    ASSETS

                                                    March 31,       December 31,
                                                      1997             1996
                                                   (unaudited)

Current assets:
 Cash and cash equivalents                           $ 1,131          $ 8,504
 Accounts receivable (Note 2)                          4,162            4,188
 Inventories (Notes 1 and 2)                           4,773            3,159
 Prepaid income tax                                        -              286
 Deferred tax assets                                     750              760
 Other current assets                                    402              449
                                                     -------          -------
  Total current assets                                11,218           17,346

Property, plant and equipment at cost (Note 2):
 Machinery and equipment                              14,323           13,807
 Building and improvements                             7,612            8,706
 Land                                                    792              792
                                                     -------          -------
                                                      22,727           23,305
  Less accumulated depreciation                       13,291           14,048
                                                     -------          -------
                                                       9,436            9,257
                                                     -------          -------
                                                     $20,654          $26,603
                                                     =======          =======



                            See accompanying notes

                           RELIABILITY INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    March 31,       December 31,
                                                      1997              1996
                                                   (unaudited)

Current liabilities:
 Accounts payable                                    $ 1,523          $   700
 Accrued liabilities                                   1,504            3,220
 Current maturities on long-term debt (Note 2)           375              367
 Income taxes payable                                    416              331
                                                     -------          -------
   Total current liabilities                           3,818            4,618

Long-term debt (Note 2)                                4,364            1,961
Deferred tax liabilities                                 321              356
Commitments and contingencies (Note 4)                     -                -

Stockholders' equity:
 Common stock, without par value;
  20,000,000 shares authorized,
  4,242,848 shares issued                              5,926            5,926
 Retained earnings                                    14,481           13,742
                                                     -------          -------
                                                      20,407           19,668

 Less treasury stock at cost,
  1,270,221 shares in 1997 (Note 3)                   (8,256)               -
                                                     -------          -------
   Total stockholders' equity                         12,151           19,668
                                                     -------          -------
                                                     $20,654          $26,603
                                                     =======          =======


                            See accompanying notes

                           RELIABILITY INCORPORATED
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                     (In thousands, except per share data)

                         Three Months Ended March 31,

                                                            1997         1996
                                                               (unaudited)

Revenues                                                   $ 6,691      $6,758

Costs and expenses:
 Cost of revenues                                            3,710       3,039
 Marketing, general and administrative                       1,411       2,163
 Research and development                                      405         512
                                                           -------      ------
                                                             5,526       5,714
                                                           -------      ------
Operating income                                             1,165       1,044
Interest (income) expense, net (Note 2)                         (3)         20
                                                           -------      ------
Income before income taxes                                   1,168       1,024
                                                           -------      ------
Provision (benefit) for income taxes (Note 1):
 Current                                                       454         342
 Deferred                                                      (25)         (9)
                                                           -------      ------
                                                               429         333
                                                           -------      ------
Net income                                                     739         691

Retained earnings beginning of period                       13,742       8,896
                                                           -------      ------
Retained earnings end of period                            $14,481      $9,587
                                                           =======      ======

Net income per share                                       $   .18      $  .16
                                                           =======      ======

Weighted average shares outstanding                          4,031       4,243
                                                           =======      ======


                            See accompanying notes

                           RELIABILITY INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                         Three Months Ended March 31,


                                                           1997          1996
                                                              (unaudited)

Cash flows from operating activities:
 Net income                                              $   739        $   691
 Adjustments to reconcile net income to cash
  provided (used) by operating activities:
   Depreciation                                              360            334
   Change in deferred tax assets and liabilities             (25)            (9)
   Provision for inventory obsolescence                       46              3
 Increase (decrease) in operating cash flows:
   Accounts receivable                                        26          3,246
   Inventories                                            (1,660)        (2,124)
   Other current assets                                       47             13
   Prepaid income taxes                                      286              -
   Accounts payable                                          823           (236)
   Accrued liabilities                                    (1,716)        (1,102)
   Income taxes payable                                       85           (262)
                                                         -------        -------
     Total adjustments                                    (1,728)          (137)
                                                         -------        -------
Net cash (used) provided by operating activities            (989)           554
                                                         -------        -------
Cash flows from investing activities:
 Expenditures for property, plant and equipment             (539)          (535)
                                                         -------        -------
Cash flows from financing activities:
 Borrowings under loan agreement                           2,500              -
 Purchase of common stock for treasury                    (8,256)             -
 Payments on long-term debt                                  (89)           (42)
                                                         -------        -------
Net cash (used) provided by financing activities          (5,845)           (42)
                                                         -------        -------
Net increase (decrease) in cash                           (7,373)           (23)
Cash at beginning of period                                8,504          1,552
                                                         -------        -------
Cash at end of period                                    $ 1,131        $ 1,529
                                                         =======        =======
Supplemental disclosures:
 Interest paid                                           $    52        $    58
                                                         =======        =======
 Income taxes paid                                       $    81        $   602
                                                         =======        =======


                             See accompanying notes

                           RELIABILITY INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1997

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

  The consolidated financial statements include the accounts of the Company and is subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

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

                           RELIABILITY INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1997

Net Income Per Share

  Net income per share amounts have been computed based on the weighted average number of common shares outstanding.

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

  The differences between the effective rate reflected in the provision for income taxes on income before income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% are analyzed below (in thousands) for the three month periods ended:

                                                             March 31,
                                                       1997            1996

  Provision at statutory rate                          $397            $348
  State income taxes                                     11              10
  Tax effects of:
   Foreign losses for which a tax benefit is
    not available                                        79               -
   Foreign tax benefit of export processing
    exemption                                             -             (19)
   U.S. tax on undistributed foreign earnings           (77)              -
  Other                                                  19              (6)
                                                       ----            ----
      Provision for income taxes                       $429            $333
                                                       ====            ====

  Effective January 1, 1997, the Company changed its policy with respect to providing U.S. income taxes on undistributed earnings of a foreign subsidiary. Increasing demand for services provided by the subsidiary necessitates permanently reinvesting future earnings of the subsidiary, thus deferred U.S. income taxes will not be provided after January 1, 1997.

                           RELIABILITY INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1997


Inventories

   Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include (in thousands):

                                                 March 31,        December 31,
                                                   1997              1996

   Raw materials                                  $1,770            $1,874
   Work-in-progress                                1,985               872
   Finished goods                                  1,018               413
                                                  ------            ------
                                                  $4,773            $3,159
                                                  ======            ======

   Inventories are presented net of reserves for excess and obsolete inventories of $1,482,000 and $1,509,000 at March 31, 1997 and December 31, 1996,
respectively.

2. LONG-TERM DEBT AND SHORT-TERM BORROWINGS

   Long-term debt consisted of the following (in thousands):

                                                 March 31,        December 31,
                                                   1997              1996
   Revolving declining term loan with interest
    at prime minus 1/4%                           $2,500            $    -
   Mortgage payable; due in monthly install-
    ments of $26,777 ($46,777 as explained
    below), including interest at 9%               2,239             2,328
                                                  ------            ------
                                                   4,739             2,328
   Less current maturities                           375               367
                                                  ------            ------
   Long-term debt due after one year              $4,364            $1,961
                                                  ======            ======

   The mortgage was payable in 180 equal monthly installments, including interest at 9%. The Company began paying an additional principal payment of $10,000 each month effective March 1, 1996 and increased the additional payment to $20,000 each month effective October 1, 1996. Current maturities as of March 31, 1997 assume the Company will continue making the additional $20,000 principal payment, resulting in the note being paid in full in 84 payments. The mortgage is collateralized by land and a building.

   In March 1997, the Company amended its Loan Agreement with Wells Fargo Bank Texas, N.A. to increase its credit availability from $2.0 million to $7.5 million and to extend the term of the Loan Agreement to March 31, 2003. Interest is payable at the bank's prime rate minus 1/4% (8-1/4% at March 31, 1997). The amendment provided for a declining revolving line of credit, secured by substantially all assets of the Company which are located in the U.S., except for land and buildings. The agreement provides initial credit availability of $7,500,000. The amount available reduces by $500,000 semi-annually, beginning on October 1, 1997 until October 1, 2002. At October 1,

                           RELIABILITY INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997

2002, the available amount will be $2,000,000, until expiration of the agreement on March 31, 2003. Principal payments are due as credit availability declines, if the outstanding principal amount exceeds the commitment amount. The amendment prohibits the payment of dividends by the Company unless otherwise agreed to by the bank. The credit facility requires compliance with certain financial loan covenants related to tangible net worth, current ratio, liabilities to tangible net worth and debt service coverage. The Company was in compliance with the financial requirements of the agreement at March 31, 1997.

   The Company's Singapore subsidiary maintains an agreement with a Singapore bank to provide an overdraft facility to the subsidiary of 500,000 Singapore dollars (U.S. $345,000) at the bank's prime rate plus 1% (7% at March 31, 1997). There were no balances outstanding at March 31, 1997, but amounts utilized under letter of credit commitments totalled $135,000, resulting in credit availability of $210,000 at March 31, 1997. The loan is collateralized by all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank, and continuation of the credit facility is at the discretion of the bank.

   Interest expense (income), for the periods ended March 31, is presented net as follows (in thousands):

                                                       1997        1996

   Interest expense                                    $ 88        $ 59
   Interest (income)                                    (91)        (39)
                                                       ----        ----
   Interest (income) expense, net                      $ (3)       $ 20
                                                       ====        ====

3. TREASURY STOCK PURCHASE

   In March 1997, the Company purchased 1,270,221 shares of its common stock from a stockholder for $6.50 per share. If shareholders approve the 1997 Stock Option Plan (see Note 5), the stock may be used to issue shares under the option plan. The stock may also be used to fund the Company's contributions to its 401(k) employee benefit plan.

4. COMMITMENTS

   A subsidiary of the Company leases a conditioning services and office facility under a non-cancelable operating lease agreement, expiring in 2000. Future minimum rental payments under the lease at March 31, 1997 are: 1997 - $225,000; 1998 - $309,000; 1999 - $327,000; and 2000 - $140,000.

   The Company leases manufacturing and office space in its U.S. facility to a third party under an agreement expiring in January 2001. Future income under the lease will be: 1997 - $134,000; 1998 - $179,000; 1999 - $179,000; 2000 -
$179,000; subsequent to 2000 - $15,000.

   The Company's Durham services operation moved to a larger facility in 1996. The Company leases space which was vacated by the Durham operation under a non-cancelable operating agreement which expires in January 1998. The Company has sub-leased the facility for the remaining term of the lease.

                           RELIABILITY INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1997

5. STOCK OPTIONS

   In February 1997, the Company's Board of Directors adopted, subject to shareholder approval at the Company's annual meeting on April 30, 1997, the 1997 Stock Option Plan under which 500,000 shares of Common Stock will be available for future grants. The proposed Plan permits the granting of both incentive stock options, as defined under the Internal Revenue Code, and non-qualified options to directors, executive officers and other key employees of the Company and its subsidiaries. The term of each option will be fixed by the Plan Administrator and may not exceed 10 years for incentive stock options. The exercise price is the fair market value of the Company's Common Stock on the date the option is granted. The Board of Directors, in February 1997, granted options, subject to shareholder approval of the Plan, for 170,000 shares of Common Sock at $7.00 per share.

   The financial statements for the quarter ended March 31, 1997 do not reflect any transactions related to the stock options because the Plan is subject to approval on April 30, 1997.

                           RELIABILITY INCORPORATED
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                March 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

   The primary sources of Reliability's liquidity are cash provided by operations and retained earnings. The Company maintains lines of credit to supplement the primary sources of capital and, until 1995, had leased most of its facilities, reducing the need to expend capital on such items. Changes in the Company's financial condition and liquidity since March 31, 1996 are generally attributable to changes in cash flows from operating activities, changes in the levels of capital expenditures, and the purchase of 1.3 million shares of the Company's Common Stock in March 1997.

   Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following chart. The periods presented related to the profitability ratios are for the three months ended March 31, and twelve months ended December 31,:

                                 March 31,        December 31,       March 31,
                                   1997               1996             1996

Working capital:
   Working capital (in thousands)  $7,400            $12,728           $8,812
   Current ratio                 2.9 to 1           3.8 to 1         2.8 to 1
Equity ratios:
   Total liabilities to equity        0.7                0.4              0.5
   Assets to equity                   1.7                1.4              1.5
Profitability ratios:
   Gross profit                      45 %               50 %             55 %
   Return on revenues                11 %               14 %             10 %
   Return on assets (annualized)     14 %               18 %             12 %
   Return on equity (annualized)     24 %               25 %             18 %

   The Company's financial condition improved significantly throughout 1996 and has remained very strong during 1997. Working capital decreased to $7.4 million at March 31, 1997, from $12.8 million at December 31 ,1996, and the ratio of current assets to current liabilities decreased from 3.8 to 1 at December 31, 1996, to a very healthy 2.9 to 1 at March 31, 1997. The Company's current ratio and working capital were unusually high at December 31, 1996 due to an unusually high cash balance. The cash balance of $8.5 million at December 31, 1996 was generated by operations during a period of declining production. Management's evaluations indicated that the Company's Common Stock was undervalued compared to industry peers. In March 1997, the Company purchased 1.3 million shares from a shareholder for $8.3 million. The Company used $5.8 million of its cash balance and drew $2.5 million under its revolving term loan to purchase the stock. The Company obtained an increase in its line of credit from $2.0 million to $7.5 million in March 1997. The increase is related to the purchase of Company stock and possible need to finance increases in inventory and accounts receivable during the second and third quarters of 1997. Increases in demand for the Company's products in late 1996 and the first quarter of 1997 resulted in a significant increase in the Company's backlog in December 1996 and during the first quarter of 1997. Backlog was $15.9 million at March 31, 1997,

                            RELIABILITY INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                March 31, 1997

compared to $9.9 million at December 31, 1996. The effects of operating at changing levels of demand for products and services have affected various elements of cash provided by operations.

   Net cash used by operating activities for the three months ended March 31, 1997 was $1.0 million, contrasted with $0.6 million provided in the first three months of 1996. The principal items contributing to the cash used by operations in 1997 were net income plus depreciation which totaled $1.1 million and a $0.8 million increase in accounts payable. Cash provided by operations, accounts payable and depreciation was reduced by a $1.7 million increase in inventories and a $1.7 million decrease in accrued liabilities. The increase in inventories and accounts payable resulted from increases in production of testing products which are included in the Company's backlog. A substantial portion of these products are scheduled for shipment in the second and third quarters of 1997. Accrued liabilities decreased $1.7 million due to payment of performance bonuses related to 1996 profitability and a general reduction in most items included in accrued liabilities due to payment of year-end accruals in the first quarter of 1997. In addition, a reduction in the level of revenues in the Testing Products and Power Sources segments during the 1997 quarter compared to the fourth quarter of 1996 contributed to the decrease in accrued liabilities which are directly related to revenues, such as warranty, commission and similar accruals.

   Based on currently available information, principally an increase in demand for semiconductors, the Company's forward-looking projections indicate that revenues and net income for 1997 should exceed 1996 net income and revenues. Net income per share in 1997 will increase due to a decrease in the weighted average shares outstanding resulting from the purchase of 1.3 million shares of Common Stock in March 1997.

   In July 1995, the Company established a credit facility with a financial institution to provide credit availability of $2.0 million to supplement cash provided by operations, if required. This credit facility was not utilized until March 1997. The Company obtained an increase in the line of credit to $7.5 million and converted the loan to a revolving term loan with a maturity in March 2003. The changes were obtained to provide funding to purchase Company stock as explained in the Financial Condition discussion above, and to provide credit availability to support working capital, if required. The Company's Singapore subsidiary maintains a small overdraft facility to support the subsidiary's credit commitments. The subsidiary could borrow $210,000 under the facility at March 31, 1997.

   Capital expenditures during the first three months of 1997 and 1996 were $0.5 million and $0.5 million, respectively. Expenditures for 1997 include equipment required by the Singapore services facility to support increased demand for services provided by the subsidiary.

   The Company believes its cash and cash equivalent balances, future cash generated from operations and available lines of credit will be sufficient to meet the cash requirements of the Company for the remainder of 1997 and the first quarter of 1998.

                           RELIABILITY INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1997

RESULTS OF OPERATIONS

   Three months ended March 31, 1997 compared to three months ended March 31, 1996.

Revenues. Revenues for the 1997 three-month period were $6.7 million compared to $6.8 million for the 1996 period. Revenues in the Services segment increased $1.7 million, while Testing Products and Power Sources revenues decreased $1.2 million and $0.6 million, respectively. Historically revenues in the Services segment accounted for 32% to 36% of consolidated revenues. Services revenues were 65% and Testing Products revenues were only 23% of revenues in the 1997 quarter.

   Revenues in the Testing Products segment were $1.5 million for the first three months of 1997, which is a decline of 44% over the same period in 1996. The change is related to reduced shipments due to the fact that a significant portion of the segment's backlog was not scheduled for shipment, based on customer requirements, until the second and third quarters of 1997.

   Revenues in the Services segment for the 1997 period were $4.4 million, an increase of 63% compared to the corresponding 1996 period. The change is related primarily to the Company's Singapore services facility and was caused by volume increases resulting from greater demand for burn-in services and a significant increase in the sale of burn-in boards, which is related to demand and product mix changes.

   Revenues in the Power Sources segment were $0.8 million for the first three months of 1997, reflecting a 41% decrease from the 1996 period. Revenues were affected by general reductions in demand, an aging product line and a decline in market penetration resulting in volume decreases.

Costs and Expenses. Total costs and expenses for the 1997 period decreased $0.2 million or 3% compared to the 1% revenue decrease. Cost of revenues increased $0.7 million, marketing, general and administrative expenses decreased $0.8 million and research and development expenses decreased $0.1 million.

   The decrease in the gross profit from 55% in the 1996 quarter to 45% in 1997 is attributable to the significant increase in revenues in the Services segment. As noted above, Services revenues increased significantly to 65% of consolidated revenues in the 1997 quarter. The gross profit on Services revenues historically averages 40%, thus the average consolidated gross profit in the 1997 quarter totaled 45%. Consolidated gross profit should return to the historical average of 50% in the second quarter of 1997 as Testing Products revenues return to their historical 50% to 55% of consolidated revenues. Gross profit as a percent of revenues in the Testing Products segment for the 1997 quarter was basically the same as it was in the 1996 quarter. Gross profit in the Services segment decreased slightly due to a significant increase in revenues related to sale of burn-in boards to Services customers. Gross profit on burn-in boards is traditionally lower because of price competition. Gross profit in the Power Sources segment declined to 30% due to the significant decrease in revenues.

                           RELIABILITY INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                March 31, 1997

RESULTS OF OPERATIONS - continued

   Marketing, general and administrative expenses for the 1997 period decreased $0.8 million. The decrease in expenses is directly related to a decline in Testing Products revenues which resulted in a decrease in volume related expenses, such as commissions, warranty and similar expenses.

   The Company's effective tax rate was 37% for the three months ended
March 31, 1997, compared to an effective tax rate of 33% for the 1996 period. The principal reasons the Company's effective tax rate was greater than the U.S. statutory rate in 1997 were that tax benefits were not available to a foreign subsidiary due to net operating loss limitation and state income tax expense which were reduced by U.S. tax which was not provided on earnings of a foreign subsidiary. Effective January 1, 1997, the Company changed its policy with respect to providing U.S. income taxes on undistributed earnings of its Singapore subsidiary. Increasing demand for services provided by the subsidiary necessitates permanently reinvesting future earnings of the subsidiary; thus deferred U.S. income taxes will not be provided after January 1, 1997. The effective tax rate in 1996 was reduced by a tax benefit from an export processing exemption in Costa Rica and state income tax expense.

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

Items 1 through 3.

    Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

    (a) Reliability Incorporated held its annual meeting of shareholders on April 30, 1997.

    (b) At the meeting, shareholders elected the following persons as directors; no other director continued in office except those elected at the meeting:

          Larry Edwards
          W.L. Hampton
          John R. Howard
          Thomas L. Langford
          A.C. Lederer, Jr.

    (c) The shareholders of Reliability Incorporated also approved the Reliability Incorporated 1997 Stock Option Plan. A copy of the Plan is attached to this report as Exhibit 10.

         The results of the votes of shareholders are as follows:

    Director Nominee                    For             Withheld

    Larry Edwards                    2,361,838           274,001
    W.L. Hampton                     2,355,601           280,238
    John R. Howard                   2,358,251           277,588
    Thomas L. Langford               2,358,251           277,588
    A.C. Lederer, Jr.                2,355,251           280,588

    Stock Option plan      For         Against          Withheld/Broker
                                                           Non-Vote
                        1,322,986      367,899           944,954

Item 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         10  Reliability Incorporated 1997 Stock Option Plan.

         27  Financial Data Schedule.

    (b)  Reports on Form 8-K.  The Registrant filed a Form 8-K dated
    March 11, 1997 reporting on the Company's revised Loan Agreement, which restricts dividends. No financial statements were included in the report.

                           RELIABILITY INCORPORATED
                                  SIGNATURES

                                March 31, 1997


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



RELIABILITY INCORPORATED
      (Registrant)



May 8, 1997                                   BY /s/ Larry Edwards
                                              Larry Edwards
                                              President and
                                              Chief Executive Officer


May 8, 1997                                   BY /s/ Max T. Langley
                                              Max T. Langley
                                              Sr. Vice President - Finance
                                              and Chief Financial Officer

                           RELIABILITY INCORPORATED

                               INDEX TO EXHIBITS

Exhibit                                                          Page
Number                     Description of Exhibits               Number
-------                    -----------------------               ------

  10.     The Reliability Incorporated 1997 Stock Option Plan       19

  27.     Financial Data Schedule                                   30