Form 10-Q
period 1997-06-30
RELIABILITY INC
filed 1997-08-08
CIK 34285

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1997

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

                    2,976,917 -- Common Stock -- No Par Value
                            as of August 8, 1997

                        RELIABILITY INCORPORATED
                                FORM 10-Q

                            TABLE OF CONTENTS

                              June 30, 1997


                     PART I - FINANCIAL INFORMATION

                                                                 Page No.


Item 1.  Financial Statements:

         Consolidated Balance Sheets:
            June 30, 1997 and December 31, 1996                     3-4

         Consolidated Statements of Income
           and Retained Earnings:
            Six Months Ended June 30, 1997 and 1996                   5
            Three Months Ended June 30, 1997 and 1996                 6

         Consolidated Statements of Cash Flows:
            Six Months Ended June 30, 1997 and 1996                   7

         Notes to Consolidated Financial Statements                8-13

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    14-18


                       PART II - OTHER INFORMATION

Item 1.
  through
Item 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.                           19

Signatures                                                           20


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

                     PART I - FINANCIAL INFORMATION


Item 1.         Financial Statements

                        RELIABILITY INCORPORATED
                       CONSOLIDATED BALANCE SHEETS
                             (In thousands)

                                 ASSETS

                                                 June 30,    December 31,
                                                   1997          1996
                                                (unaudited)

Current assets:
  Cash and cash equivalents                      $ 1,062       $ 8,504
  Accounts receivable (Note 2)                     8,813         4,188
  Inventories (Notes 1 and 2)                      4,949         3,159
  Prepaid income tax                                   -           286
  Deferred tax assets                                753           760
  Other current assets                               320           449
                                                 -------       -------
    Total current assets                          15,897        17,346

Property, plant and equipment, at cost (Note 2):
  Machinery and equipment                         14,862        13,807
  Building and improvements                        7,693         8,706
  Land                                               792           792
                                                 -------       -------
                                                  23,347        23,305
    Less accumulated depreciation                 13,638        14,048
                                                 -------       -------
                                                   9,709         9,257
                                                 -------       -------
                                                 $25,606       $26,603
                                                 =======       =======
























                         See accompanying notes

                        RELIABILITY INCORPORATED
                       CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share data)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 June 30,    December 31,
                                                   1997          1996
                                               (unaudited)

Current liabilities:
  Current maturities on long-term debt (Note 2)  $   384       $   367
  Accounts payable                                 1,847           700
  Accrued liabilities                              3,185         3,220
  Income taxes payable                               934           331
                                                 -------       -------
      Total current liabilities                    6,350         4,618

Long-term debt(Note 2)                             4,470         1,961
Deferred tax liabilities                             312           356
Commitments and contingencies (Note 4)                 -             -

Stockholders' equity:
  Common stock, without par value;
    20,000,000 shares authorized,
    4,242,848 shares issued                        5,926         5,926
  Retained earnings                               16,804        13,742
                                                 -------       -------
                                                  22,730        19,668
  Less treasury stock at cost,
    1,270,221 shares in 1997 (Note 3)             (8,256)            -
                                                 -------       -------
      Total stockholders' equity                  14,474        19,668
                                                 -------       -------
                                                 $25,606       $26,603
                                                 =======       =======

























                         See accompanying notes

                        RELIABILITY INCORPORATED
         CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                  (In thousands, except per share data)

                        Six Months Ended June 30,

                                                   1997          1996
                                                       (unaudited)

Revenues                                         $19,300       $16,167

Costs and expenses:
  Cost of revenues                                 9,772         7,789
  Marketing, general and administrative            3,990         4,307
  Research and development                           838         1,033
                                                 -------       -------
                                                  14,600        13,129
                                                 -------       -------
Operating income                                   4,700         3,038
Interest expense, net (Note 2)                        93            58
                                                 -------       -------
Income before income taxes                         4,607         2,980
                                                 -------       -------
Provision (benefit) for income taxes (Note 1):
  Current                                          1,582         1,137
  Deferred                                           (37)         (133)
                                                 -------       -------
                                                   1,545         1,004
                                                 -------       -------
Net income                                         3,062         1,976

Retained earnings beginning of period             13,742         8,896
                                                 -------       -------
Retained earnings end of period                  $16,804       $10,872
                                                 =======       =======

Earnings per common share                        $   .87       $   .47
                                                 =======       =======

Weighted average shares outstanding                3,502         4,243
                                                 =======        ======




















                         See accompanying notes

                        RELIABILITY INCORPORATED
         CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                  (In thousands, except per share data)

                       Three Months Ended June 30,

                                                   1997          1996
                                                       (unaudited)

Revenues                                         $12,609       $ 9,409

Costs and expenses:
  Cost of revenues                                 6,062         4,750
  Marketing, general and administrative            2,579         2,144
  Research and development                           433           521
                                                 -------       -------
                                                   9,074         7,415
                                                 -------       -------
Operating income                                   3,535         1,994
Interest expense net (Note 2)                         96            38
                                                 -------       -------
Income before income taxes                         3,439         1,956
                                                 -------       -------
Provision (benefit) for income taxes (Note 1):
  Current                                          1,128           795
  Deferred                                           (12)         (124)
                                                 -------       -------
                                                   1,116           671
                                                 -------       -------
Net income                                         2,323         1,285

Retained earnings beginning of period             14,481         9,587
                                                 -------       -------
Retained earnings end of period                  $16,804       $10,872
                                                 =======       =======

Earnings per common share                        $   .78       $   .31
                                                 =======       =======

Weighted average shares outstanding                2,973         4,243
                                                 =======       =======




















                         See accompanying notes

                        RELIABILITY INCORPORATED
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)

                        Six Months Ended June 30,

                                                   1997          1996
                                                      (unaudited)
Cash flows from operating activities:
  Net income                                     $ 3,062        $1,976
  Adjustments to reconcile net income to cash
    provided (used) by operating activities:
      Depreciation                                   735           673
      Change in deferred tax assets and
        liabilities                                  (37)         (133)
      Provision for inventory obsolescence           353           372
  Increase (decrease) in operating cash flows:
      Accounts receivable                         (4,625)        2,297
      Inventories                                 (2,143)       (2,195)
      Other current assets                           129            64
      Prepaid income tax                             286             -
      Accounts payable                             1,147          (655)
      Accrued liabilities                            (35)         (987)
      Income taxes payable                           603          (334)
                                                  ------        ------
          Total adjustments                       (3,587)         (898)
                                                  ------        ------
Net cash (used) provided by
  operating activities                              (525)        1,078
                                                  ------        ------
Cash flows from investing activities:
  Expenditures for property, plant
    and equipment                                 (1,187)       (1,019)
                                                  ------        ------
Cash flows from financing activities:
  Borrowings under loan agreement                  2,706             -
  Purchase of common stock for treasury           (8,256)            -
  Payments on long-term debt                        (180)          (96)
                                                  ------        ------
Net cash (used) provided by
  financing activities                            (5,730)          (96)
                                                  ------        ------
Net increase (decrease) in cash                   (7,442)          (37)
Cash at beginning of period                        8,504         1,552
                                                  ------        ------
Cash at end of period                            $ 1,062        $1,515
                                                  ======        ======


Supplemental disclosures:
  Interest paid                                  $   147        $  114
                                                  ======        ======
  Income taxes paid                              $   690        $1,469
                                                  ======        ======







                         See accompanying notes

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              June 30, 1997

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

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Accounting Estimates
--------------------

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

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              June 30, 1997

Earnings Per Common Share
-------------------------

    Earnings per common share ("EPS") amounts have been computed based on the weighted average number of common shares outstanding. Effective with the quarter ended September 30, 1997, the effect of dilutive common stock equivalents related to stock options outstanding under the 1997 Stock Option Plan will be considered in EPS computations.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - "Earnings per Share" ("SFAS 128") which specifies the computation, presentation and disclosure requirements for EPS. SFAS 128 replaces the presentation of primary and fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15 - "Earnings per Share" ("APB 15") with the presentation of basic and diluted EPS. The Company is required to adopt SFAS 128 with its December 31, 1997 financial statements and restate all prior-period EPS data. The Company will continue to account for EPS under APB 15 until that time. When adopted, the new standard is not expected to have a significant effect on EPS amounts.

Inventories
-----------

    Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include (in thousands):
                                                 June 30,    December 31,
                                                   1997          1996

    Raw materials                                 $1,545        $1,874
    Work-in-progress                               3,115           872
    Finished goods                                   289           413
                                                  ------        ------
                                                  $4,949        $3,159
                                                  ======        ======

    Inventories are presented net of reserves for excess and obsolete inventories of $1,287,000 and $1,509,000 at June 30, 1997 and December 31, 1996, respectively.

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              June 30, 1997

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

    The differences between the effective rate reflected in the provision for income taxes on income before income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% are analyzed below (in thousands) for the six month periods ended:
                                                         June 30,
                                                   1997          1996

    Provision at statutory rate                   $1,566        $1,013
    State income taxes                                54            53
    Change in valuation allowance                    (45)            -
    Tax effects of:
      Foreign losses for which a tax benefit is
        not available                                 95             -
      Foreign tax benefit of export processing
        exemption                                      -           (63)
      U.S. tax on undistributed foreign earnings    (151)            -
    Other                                             26             1
                                                   -----         -----
        Provision for income taxes                $1,545        $1,004
                                                   =====         =====

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

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              June 30, 1997

2.  LONG-TERM DEBT AND SHORT-TERM BORROWINGS

    Long-term debt consisted of the following (in thousands):

                                                 June 30,   December 31,
                                                   1997         1996

    Revolving declining term loan with interest
      at prime minus 1/4%                         $2,706       $    -
    Mortgage payable; due in monthly install-
      ments of $26,777 ($46,777 as explained
      below), including interest at 9%             2,148        2,328
                                                  ------       ------
                                                   4,854        2,328
    Less current maturities                          384          367
                                                  ------       ------
    Long-term debt due after one year             $4,470       $1,961
                                                  ======       ======

    The mortgage was payable in 180 equal monthly installments, including interest at 9%. The Company began paying an additional principal payment of $10,000 each month effective March 1, 1996 and increased the additional payment to $20,000 each month effective October 1, 1996. Current maturities as of June 30, 1997 assume the Company will continue making the additional $20,000 principal payment, resulting in the note being paid in full in 84 payments. The mortgage is collateralized by land and a building.

    In March 1997, the Company amended its Loan Agreement with Wells Fargo Bank Texas, N.A. to increase its credit availability from $2.0 million to $7.5 million and to extend the term of the Loan Agreement to March 31, 2003. Interest is payable at the bank's prime rate minus 1/4% (8-1/4% at June 30, 1997). The amendment provided for a revolving declining line of credit, secured by substantially all assets of the Company which are located in the U.S., except for land and buildings. The agreement provides initial credit availability of $7,500,000. The amount available reduces by $500,000 semi-annually, beginning on October 1, 1997 until October 1, 2002. At October 1, 2002, the available amount will be $2,000,000, until expiration of the agreement on March 31, 2003. Principal payments are due as credit availability declines, if the outstanding principal amount exceeds the commitment amount. The amendment prohibits the payment of dividends by the Company unless otherwise agreed to by the bank. The credit facility requires compliance with certain financial loan covenants related to tangible net worth, current ratio, liabilities to tangible net worth and debt service coverage. The Company was in compliance with the financial requirements of the agreement at June 30, 1997.

    The Company's Singapore subsidiary maintains an agreement with a Singapore bank to provide an overdraft facility to the subsidiary of 500,000 Singapore dollars (U.S. $350,000) at the bank's prime rate plus 1% (7% at June 30, 1997). There were no balances outstanding at June 30, 1997, but amounts utilized under letter of credit commitments totalled $137,000, resulting in credit availability of $213,000 at June 30, 1997. The loan is collateralized by all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank, and continuation of the credit facility is at the discretion of the bank.

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              June 30, 1997

    Interest expense (income), for the six month periods ended June 30, is presented net as follows (in thousands):
                                                   1997         1996

    Interest expense                               $ 196         $117
    Interest (income)                               (103)         (59)
                                                    ----         ----
    Interest expense, net                          $  93         $ 58
                                                    ====         ====

3.  TREASURY STOCK PURCHASE

    In March 1997, the Company purchased 1,270,221 shares of its common stock from a stockholder for $6.50 per share. Shareholders approved the 1997 Stock Option Plan (see Note 5) in April 1997 and the stock may be used to issue shares under the option plan. The stock may also be used to fund the Company's contributions to its 401(k) employee benefit plan.

4.  COMMITMENTS

    A subsidiary of the Company leases a conditioning services and office facility under a non-cancelable operating lease agreement, expiring in 2000. Future minimum rental payments under the lease at June 30, 1997 are:
1997 - $145,000; 1998 - $310,000; 1999 - $329,000; and 2000 - $142,000.

    The Company leases manufacturing and office space in its U.S. facility to a third party under an agreement expiring in January 2001. Future income under the lease will be: 1997 - $89,000; 1998 - $179,000; 1999 - $179,000;
2000 - $179,000; subsequent to 2000 - $15,000.

    The Company's Durham services operation moved to a larger facility in 1996. The Company leases space which was vacated by the Durham operation under a non-cancelable operating lease agreement which expires in January 1998. The Company has sub-leased the facility for the remaining term of the lease.

5.  STOCK OPTIONS

    In February 1997, the Company's Board of Directors adopted, and in April 1997 the shareholders approved the 1997 Stock Option Plan under which 500,000 shares of Common Stock were made available for future grants. The Plan permits the granting of both incentive stock options, as defined under the Internal Revenue Code, and non-qualified options to directors, executive officers and other key employees of the Company and its subsidiaries. The term of each option will be fixed by the Plan Administrator and may not exceed 10 years for incentive stock options. The exercise price is the fair market value of the Company's Common Stock on the date the option is granted. In February 1997, the Board of Directors granted options for 170,000 shares of Common Stock at $7.00 per share.

    The Company has elected to follow Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" ("APB 25") in accounting for the 1997 Stock Option plan because the alternative fair value accounting under Statement of Financial Accounting Standards No. 123 - "Accounting for Stock Based Compensation" requires the use of option valuation models that

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              June 30, 1997


were not developed for use in valuing employee stock options. Under APB 25, compensation expense is recognized only to the extent the exercise price of stock options exceeds the fair value of the Company's common stock on the date of grant, if any.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              June 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

    The primary sources of Reliability's liquidity are cash provided by operations and retained earnings. The Company maintains lines of credit to supplement the primary sources of capital and, until 1995, had leased most of its facilities, reducing the need to expend capital on such items. Changes in the Company's financial condition and liquidity since June 30, 1996 are generally attributable to changes in cash flows from operating activities, the purchase of 1.3 million shares of the Company's Common Stock in March 1997 and changes in the levels of capital expenditures.

    Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following chart. The periods presented related to the profitability ratios are for the six months ended June 30, and twelve months ended December 31,:

                                  June 30,    December 31,    June 30,
                                    1997           1996         1996

  Working capital:
   Working capital (in thousands)   $9,547        $12,728       $9,904
   Current ratio                  2.5 to 1       3.8 to 1     3.2 to 1
  Equity ratios:
   Total liabilities to equity         0.8            0.4          0.4
   Assets to equity                    1.8            1.4          1.4
  Profitability ratios:
   Gross profit                       49 %           50 %         52 %
   Return on revenues                 16 %           14 %         12 %
   Return on assets (annualized)      24 %           18 %         17 %
   Return on equity (annualized)      42 %           25 %         24 %

   The Company's financial condition improved significantly throughout 1996 and has remained very strong during 1997. The Company's current ratio and working capital were unusually high at December 31, 1996 due to an unusually high cash balance. The cash balance of $8.5 million at December 31, 1996 was generated by operations during a period of declining operations.
Working capital decreased to $9.5 million at June 30, 1997, from $12.8 million at December 31, 1996, and the ratio of current assets to current liabilities decreased from 3.8 to 1 at December 31, 1996, to a very healthy
2.5 to 1 at June 30, 1997. Management's evaluations indicated that the Company's Common Stock was undervalued compared to industry peers. In March 1997, the Company purchased 1.3 million shares from a shareholder for $8.3 million. The Company used $5.8 million of its cash balance and drew $2.5 million under its revolving term loan to purchase the stock. The Company obtained an increase in its line of credit from $2.0 million to $7.5 million in March 1997. The increase is related to the purchase of Company stock and possible need to finance increases in inventory, accounts receivable, capital expenditures and other working capital items. Increases in demand for the Company's products in late 1996 and 1997 resulted in a significant increase in the Company's backlog in December 1996 and during the first half of 1997. Backlog was $15.7 million at June 30, 1997, compared to $9.9 million at December 31, 1996. The effects of operating at changing levels

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              June 30, 1997

FINANCIAL CONDITION - continued

of demand for products and services have affected various elements of cash provided by operations.

   Net cash used by operating activities for the six months ended June 30, 1997 was $0.5 million, contrasted with $1.1 million provided in the first six months of 1996. The principal items contributing to the net cash used by operations in 1997 were net income plus depreciation which totaled $3.8 million, a $1.1 million increase in accounts payable and a $0.6 increase in income taxes payable. Cash flows provided by operations were reduced by a $4.6 million increase in accounts receivable and a $2.1 million increase in inventories. The increase in inventories, accounts receivable and accounts payable resulted from increases in production and sale of testing products. The increase in income taxes payable relates to the increase in net income.

   Based on currently available information, principally a forecasted increase in demand for semiconductor products sold by our customers, the Company's forward-looking projections indicate that revenues for 1997 should exceed 1996 revenues by 15% to 20%. Earnings per share in 1997 should increase 60% to 70% due to an increase in net income and also due to a decrease in the weighted average shares outstanding resulting from the purchase of 1.3 million shares of Common Stock in March 1997.

   In July 1995, the Company established a credit facility with a financial institution to provide credit availability of $2.0 million to supplement cash provided by operations, if required. This credit facility was not utilized until March 1997. The Company obtained an increase in the line of credit to $7.5 million and converted the loan to a revolving term loan with a maturity in March 2003. The Company could borrow an additional $4.8 million under the line of credit at June 30, 1997. The increase in the line of credit was obtained to provide funding to purchase Company stock as explained in the discussion above, and to provide credit availability to support working capital and capital expenditure requirements. The Company's Singapore subsidiary maintains a small overdraft facility to support the subsidiary's credit commitments. The subsidiary could borrow $213,000 under the facility at June 30, 1997.

   Capital expenditures during the first six months of 1997 and 1996 were $1.2 million and $1.0 million, respectively. Expenditures for 1997 include equipment required by the Singapore services facility to support increased demand for services provided by the subsidiary. Expenditures for 1997 are forecast to be $10.0 to $15.0 million, depending on the timing of receipt of equipment and the amount of equipment needed to meet customer requirements for additional capacity in the Services segment. The Company is currently negotiating with an existing customer to expand the production capacity of one of its Services facilities. The agreement would require the Company to purchase $10.0 to $20.0 million of capital assets during the next twelve months. Revenues at the facility would increase as capacity is increased. The Company is negotiating an increase in its bank line of credit to finance the expansion.

   The Company believes its cash and cash equivalent balances, future cash generated from operations, available lines of credit and an increase in its existing bank line of credit will be sufficient to meet the cash requirements of the Company.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              June 30, 1997

RESULTS OF OPERATIONS

   Six months ended June 30, 1997 compared to six months ended June 30, 1996.

Revenues. Revenues for the 1997 six-month period were $19.3 million compared to $16.2 million for the 1996 period. Revenues in the Services and Testing Products segments increased $3.8 and $0.2 million, respectively. The revenue increases relate to increased demand for products supplied by the semiconductor industry, which translates to increased requirements for products and services supplied by the Company. Power Sources revenues decreased $0.9 million.

   Revenues in the Testing Products segment were $8.2 million for the first half of 1997, which is an increase of 3% over the first half of 1996. The increase is related to increased demand resulting in volume increases and higher unit prices due to product mix changes. Revenues from the sale of INTERSECT products increased $0.4 million, while revenues from the sale of CRITERIA and loader and unloader products decreased $0.2 million.

   Revenues in the Services segment for the 1997 period were $9.3 million, an increase of 68% compared to the corresponding 1996 period. The increase is related primarily to the Company's Singapore services facility and was caused by volume increases resulting from increased demand, unit price increases resulting from product mix changes and 68% of the increase relates to an increase in the sale of burn-in boards to support product mix changes.

   Revenues in the Power Sources segment were $1.8 million for the first half of 1997, reflecting a 33% decrease from the 1996 period. Revenues were affected by general reductions in demand, an aging product line and a decline in market penetration resulting in volume decreases.

Costs and Expenses. Total costs and expenses for the 1997 period increased $1.5 million or 11% compared to the 19% revenue increase of $3.1 million. Cost of revenues increased $2.0 million, marketing, general and administrative expenses decreased $0.3 million and research and development expenses decreased $0.2 million.

   The decrease in the gross profit from 52% in the 1996 period to 49% in the 1997 period is attributable to the Power Sources segment and, to a small degree, the Testing Products segment. The decrease in the gross profit in the Power Sources segment is attributable to significant revenue decreases resulting from volume decreases. The gross profit in the Testing Products segment decreased slightly due to product mix changes. The gross profit in the Services segment increased due to volume increases and the fact that gross profit in the 1996 period was decreased by higher costs associated with maintaining two facilities during the first quarter of 1996 while operations in North Carolina were moved to a new facility.

   Marketing, general and administrative expenses for the 1997 period decreased $0.3 million. The decrease in expenses is related to the Testing Products and Power Sources segments. Expenses in the Testing Products segment declined due to expense controls and product mix changes, resulting in variable expense, such as warranty and installation costs, increasing at rates slower than revenues increased. Expenses in the Power Sources segment decreased due to volume decreases.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              June 30, 1996

RESULTS OF OPERATIONS - continued

   Research and development expenses for the 1997 period decreased $0.2 million. Reliability is committed to continuing a significant research and development program and development costs are projected to remain at current levels or increase somewhat during the remainder of the year.

   The Company's effective tax rate was 34% for the six months periods ended June 30, 1997 and 1996. The principal items affecting the Company's tax rate in 1997 were tax benefits not available to a foreign subsidiary due to net operating loss limitations, state income tax expense, U.S. tax which was not provided on earnings of a foreign subsidiary, and a change in the valuation allowance resulting from utilization of foreign tax credits. Effective January 1, 1997, the Company changed its policy with respect to providing U.S. income taxes on undistributed earnings of its Singapore subsidiary. Increasing demand for services provided by the subsidiary necessitates permanently reinvesting future earnings of the subsidiary; thus deferred U.S. income taxes will not be provided after January 1, 1997. The effective tax rate in 1996 was affected by a tax benefit from an export processing exemption in Costa Rica and state income tax expense.

Earnings Per Common Share. Earnings per common share increased $.40 for the 1997 six month period; $.15 of the increase was due to a decrease in the average number of shares outstanding.

   Three months ended June 30, 1997 compared to three months ended June 30, 1996.

Revenues. Revenues for the 1997 three-month period were $12.6 million compared to $9.4 million for the 1996 period. Revenues in the Services and Testing Products segments increased $2.1 and $1.4 million, respectively, while Power Sources revenues decreased $0.3 million. Historically revenues in the Services segment accounted for 32% to 36% of consolidated revenues. Services revenues were 39% of revenues in the 1997 quarter.

   Revenues in the Testing Products segment were $6.7 million for the second quarter of 1997, which is an increase of 27% over the same period in 1996. The change is related to increased shipments due to increased demand.

   Revenues in the Services segment for the 1997 quarter were $4.9 million, an increase of 73% compared to the corresponding 1996 period. The change is related primarily to the Company's Singapore services facility and was caused by volume increases resulting from greater demand for burn-in services and a significant increase in the sale of burn-in boards, which is related to increased demand and product mix changes.

   Revenues in the Power Sources segment were $1.0 million for the 1997 quarter, reflecting a 25% decrease from the 1996 period. Revenues were affected by the same factors noted in the six months discussion above.

Costs and Expenses. Total costs and expenses for the 1997 period increased $1.6 million or 22% compared to the 34% revenue increase. Cost of revenues increased $1.3 million, marketing, general and administrative expenses increased $0.4 million and research and development expenses decreased $0.1 million.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              June 30, 1997

RESULTS OF OPERATIONS - continued


   The increase in the gross profit from 50% in the 1996 quarter to 52% in 1997 is attributable to the Testing Products and Services segments. Gross profit as a percent of revenues in the Testing Products and Services segments for the 1997 quarter increased due to efficiencies related to volume increases. Gross profit in the Power Sources segment declined due to the significant decrease in revenues.

   Marketing, general and administrative expenses for the 1997 period increased $1.3 million. The increase in expenses is directly related to the increase in Testing Products and Services revenues, which resulted in an increase in volume related expenses, such as commissions, and incentive compensation accruals which are related to profitability.

   The Company's effective tax rate was 32% for the three months ended June 30, 1997, compared to an effective tax rate of 34% for the 1996 period. Items affecting the tax rates for the quarters ended June 30, 1997 and 1996 are the same as those noted in the six months discussion above.

Earnings Per Common Share. Earnings per common share increased $.47 for the 1997 three month period; $.23 of the increase was due to a decrease in the average number of shares outstanding.

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

Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibits

        27.1 Financial Data Schedule

   (b) Reports on Form 8-K. There were not reports on Form 10-K filed by the Company during the quarter ended June 30, 1997

                        RELIABILITY INCORPORATED
                               SIGNATURES

                              June 30, 1997



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





RELIABILITY INCORPORATED
      (Registrant)





August 8, 1997                                  Larry Edwards
                                                President and
                                                Chief Executive Officer





August 8, 1997                                  Max T. Langley
                                                Sr. Vice President - Finance
                                                and Chief Financial Officer