Form 10-Q
period 1997-09-30
RELIABILITY INC
filed 1997-11-04
CIK 34285

                              UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1997

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

                    6,022,551 -- Common Stock -- No Par Value
                            as of November 4, 1997

                        RELIABILITY INCORPORATED
                                FORM 10-Q

                            TABLE OF CONTENTS

                           September 30, 1997


                     PART I - FINANCIAL INFORMATION

                                                                 Page No.


Item 1.  Financial Statements:

         Consolidated Balance Sheets:
            September 30, 1997 and December 31, 1996                3-4

         Consolidated Statements of Income:
            Nine Months Ended September 30, 1997 and 1996             5
            Three Months Ended September 30, 1997 and 1996            6

         Consolidated Statements of Cash Flows:
            Nine Months Ended September 30, 1997 and 1996             7

         Notes to Consolidated Financial Statements                8-13

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    14-18


                       PART II - OTHER INFORMATION

Item 1.
  through
Item 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.                           19

Signatures                                                           20

Exhibits                                                          21-23

The information furnished in this report reflects all adjustments (none of which were other than normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented.

                     PART I - FINANCIAL INFORMATION


Item 1.         Financial Statements

                        RELIABILITY INCORPORATED
                       CONSOLIDATED BALANCE SHEETS
                             (In thousands)
                               (unaudited)

                                 ASSETS

                                               September 30, December 31,
                                                   1997          1996

Current assets:
  Cash and cash equivalents                      $ 2,353       $ 8,504
  Accounts receivable (Note 2)                     8,264         4,188
  Inventories (Notes 1 and 2)                      4,409         3,159
  Prepaid income tax                                   -           286
  Deferred tax assets                                638           760
  Other current assets                               586           449
                                                 -------       -------
    Total current assets                          16,250        17,346

Property, plant and equipment, at cost (Note 2):
  Machinery and equipment                         15,860        13,807
  Building and improvements                        8,006         8,706
  Land                                               792           792
                                                 -------       -------
                                                  24,658        23,305
    Less accumulated depreciation                 14,024        14,048
                                                 -------       -------
                                                  10,634         9,257
                                                 -------       -------
                                                 $26,884       $26,603
                                                 =======       =======
























                         See accompanying notes

                        RELIABILITY INCORPORATED
                       CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share data)
                               (unaudited)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                              September 30,  December 31,
                                                   1997          1996

Current liabilities:
  Current maturities on long-term debt (Note 2)  $   392       $   367
  Accounts payable                                 1,901           700
  Accrued liabilities                              4,089         3,220
  Income taxes payable                               902           331
                                                 -------       -------
      Total current liabilities                    7,284         4,618

Long-term debt (Note 2)                            1,664         1,961
Deferred tax liabilities                             270           356
Commitments and contingencies (Note 4)                 -             -

Stockholders' equity (Notes 3 and 5):
  Common stock, without par value;
    20,000,000 shares authorized,
    7,265,502 shares issued (8,485,696 in 1996)    6,308         5,926
  Retained earnings                               19,441        13,742
                                                 -------       -------
                                                  25,749        19,668
  Less treasury stock at cost,
    1,243,594 shares in 1997 (Note 3)             (8,083)            -
                                                 -------       -------
      Total stockholders' equity                  17,666        19,668
                                                 -------       -------
                                                 $26,884       $26,603
                                                 =======       =======

























                         See accompanying notes

                        RELIABILITY INCORPORATED
                    CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except per share data)
                               (unaudited)

                     Nine Months Ended September 30,

                                                   1997          1996

Revenues                                         $32,794       $24,971

Costs and expenses:
  Cost of revenues                                16,220        12,100
  Marketing, general and administrative            6,634         6,066
  Research and development                         1,176         1,669
                                                 -------       -------
                                                  24,030        19,835
                                                 -------       -------
Operating income                                   8,764         5,136
Interest expense, net (Note 2)                       104            83
                                                 -------       -------
Income before income taxes                         8,660         5,053
                                                 -------       -------
Provision (benefit) for income taxes (Note 1):
  Current                                          2,895         1,853
  Deferred                                            36          (124)
                                                 -------       -------
                                                   2,931         1,729
                                                 -------       -------
Net income                                       $ 5,729       $ 3,324
                                                 =======       =======

Earnings per common and common equivalent share  $   .85       $   .39
                                                 =======       =======

Weighted average shares outstanding                6,728         8,486
                                                 =======       =======
























                         See accompanying notes

                        RELIABILITY INCORPORATED
                    CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except per share data)
                               (unaudited)

                    Three Months Ended September 30,

                                                   1997          1996

Revenues                                         $13,494       $ 8,804

Costs and expenses:
  Cost of revenues                                 6,448         4,311
  Marketing, general and administrative            2,644         1,759
  Research and development                           338           636
                                                 -------       -------
                                                   9,430         6,706
                                                 -------       -------
Operating income                                   4,064         2,098
Interest expense, net (Note 2)                        11            25
                                                 -------       -------
Income before income taxes                         4,053         2,073
                                                 -------       -------
Provision for income taxes (Note 1):
  Current                                          1,313           716
  Deferred                                            73             9
                                                 -------       -------
                                                   1,386           725
                                                 -------       -------
Net income                                       $ 2,667       $ 1,348
                                                 =======       =======

Earnings per common and common equivalent share  $   .43       $   .16
                                                 =======       =======

Weighted average shares outstanding                6,178         8,486
                                                 =======       =======
























                         See accompanying notes

                        RELIABILITY INCORPORATED
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (unaudited)

                     Nine Months Ended September 30,

                                                   1997          1996
Cash flows from operating activities:
  Net income                                      $5,729        $3,324
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation                                 1,136         1,071
      Change in deferred tax assets and
        liabilities                                   36          (124)
      Provision for inventory obsolescence           223           662
  Increase (decrease) in operating cash flows:
      Accounts receivable                         (4,076)        3,035
      Inventories                                 (1,473)       (2,148)
      Other current assets                          (137)         (198)
      Prepaid income tax                             286             -
      Accounts payable                             1,201          (166)
      Accrued liabilities                            869        (1,018)
      Income taxes payable                           571          (582)
                                                  ------        ------
          Total adjustments                       (1,364)          532
                                                  ------        ------
Net cash provided by
  operating activities                             4,365         3,856
                                                  ------        ------
Cash flows from investing activities:
  Expenditures for property, plant
    and equipment                                 (2,513)       (1,524)
                                                  ------        ------
Cash flows from financing activities:
  Payments on long-term debt                        (272)         (161)
  Common stock issued pursuant to stock option
    and employee stock plans, net                    525             -
  Purchase of common stock for treasury           (8,256)            -
                                                  ------        ------
Net cash (used) provided by
  financing activities                            (8,003)         (161)
                                                  ------        ------
Net increase (decrease) in cash                   (6,151)        2,171
Cash at beginning of period                        8,504         1,552
                                                  ------        ------
Cash and cash equivalents at end of period        $2,353        $3,723
                                                  ======        ======


Supplemental disclosures:
  Interest paid                                   $  243        $  170
                                                  ======        ======
  Income taxes paid                               $2,031        $2,446
                                                  ======        ======






                         See accompanying notes

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1997

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------

    Reliability Incorporated is a United States based corporation with operations in the United States, Singapore and Costa Rica. The Company and its subsidiaries are principally engaged in the design, manufacture and sale of equipment used to test and condition integrated circuits. The Company and its subsidiaries also operate service facilities which condition and test integrated circuits as a service to others and manufacture and sell power sources, primarily a line of DC to DC power converters. The Company's testing products are sold to companies that manufacture semiconductor products and are shipped to locations in the U.S., Europe, Asia and Pacific Rim countries. Currently, services are provided principally to two customers, one in Durham, North Carolina and one in Singapore. Power sources are sold to U.S., European and Asian based companies that design and sell electronic equipment.

Principles of Consolidation
---------------------------

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the prior periods have been reclassified to conform to the 1997 presentation.

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Cash Equivalents
----------------

    For the purposes of the statements of cash flows, the Company considers all highly liquid cash investments with maturities of three months or less, when purchased, to be cash equivalents.

Earnings Per Common and Common Equivalent Share
-----------------------------------------------

    Earnings per common and common equivalent share ("EPS") amounts have been computed by dividing net income by the weighted average number of common and common equivalent shares outstanding.

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1997

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - "Earnings per Share" ("SFAS 128") which specifies the computation, presentation and disclosure requirements for EPS. SFAS 128 replaces the presentation of primary and fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15 - "Earnings per Share" ("APB 15") with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company will adopt SFAS 128 in the quarter ending December 31, 1997 and will, as required by the statement, restate all prior-period EPS data. The Company will continue to account for EPS under APB 15 until that time. Under SFAS 128, the Company's pro forma basic and diluted EPS were:

                           Three Months ended        Nine Months ended
                              September 30,             September 30,

                             1997        1996       1997          1996

  Basic EPS                  $0.45      $0.16      $0.86         $0.39
                             =====      =====      =====         =====
  Diluted EPS                $0.43      $0.16      $0.85         $0.39
                             =====      =====      =====         =====

Inventories
-----------

    Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include (in thousands):

                                               September 30, December 31,
                                                   1997          1996

    Raw materials                                 $1,279        $1,874
    Work-in-progress                               2,377           872
    Finished goods                                   753           413
                                                  ------        ------
                                                  $4,409        $3,159
                                                  ======        ======

    Inventories are presented net of reserves for excess and obsolete inventories of $966,000 and $1,509,000 at September 30, 1997 and December 31, 1996, respectively.

Income Taxes
------------

    The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The provision

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 1997

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


    The differences between the effective rate reflected in the provision for income taxes on income before income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% are analyzed below (in thousands) for the nine month periods ended:
                                                      September 30,
                                                   1997          1996

    Provision at statutory rate                   $2,944        $1,718
    State income taxes                               101            80
    Change in valuation allowance                   (114)            -
    Tax effects of:
      Foreign losses for which a tax benefit is
        not available                                167             -
      Foreign tax benefit of export processing
        exemption                                      -           (79)
    U.S. tax on undistributed foreign earnings      (272)            -
    Other                                            105            10
                                                   -----         -----
        Provision for income taxes                $2,931        $1,729
                                                   =====         =====

    Effective January 1, 1997, the Company changed its policy with respect to providing U.S. income taxes on undistributed earnings of a foreign subsidiary. Increasing demand for services provided by the subsidiary necessitates permanently reinvesting future earnings of the subsidiary, thus deferred U.S. income taxes have not been provided after January 1, 1997.

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

New Accounting Standards
------------------------

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 1997



segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Both standards must be adopted for fiscal years beginning after December 15, 1997 and are not expected to have a material effect on the Company's consolidated financial position and results of operations.

2.  LONG-TERM DEBT AND SHORT-TERM BORROWINGS

    Long-term debt consisted of the following (in thousands):

                                               September 30,December 31,
                                                   1997         1996

    Mortgage payable; due in monthly install-
      ments of $26,777 ($46,777 as explained
      below), including interest at 9%            $2,056       $2,328
    Revolving declining term loan with interest
      at prime minus 1/4%                              -            -
                                                  ------       ------
                                                   2,056        2,328
    Less current maturities                          392          367
                                                  ------       ------
    Long-term debt due after one year             $1,664       $1,961
                                                  ======       ======

    The mortgage was payable in 180 equal monthly installments, including interest at 9%. The Company began paying an additional principal payment of $20,000 each month in 1996. Current maturities as of September 30, 1997 assume the Company will continue making the additional $20,000 principal payment, resulting in the note being paid in full in 84 payments. The mortgage is collateralized by land and a building.

     During 1997, the Company amended its Loan Agreement with Wells Fargo Bank Texas, N.A. to increase its credit availability to $20 million and to extend the term of the Loan Agreement to March 31, 2003. Interest is payable at the bank's prime rate minus 1/4% (8 1/4% at September 30, 1997). The amendments provide for a revolving declining line of credit, secured by substantially all assets of the Company which are located in the U.S., except for land and buildings. The agreement provides initial credit availability of $20,000,000. The amount available reduces by $1,500,000 semi-annually, beginning on June 30, 1998 until December 31, 2002. At January 1, 2003, the available amount will be $5,000,000, until expiration of the agreement on March 31, 2003. Principal payments are due as credit availability declines, if the outstanding principal amount exceeds the commitment amount. The amendment prohibits the payment of cash dividends by the Company unless otherwise agreed to by the bank. The credit facility requires compliance with certain financial loan covenants related to current ratio, debt service coverage and funded debt to net income before income taxes plus non-cash items and interest expense. The Company was in compliance with the financial requirements of the agreement at September 30, 1997.

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 1997

    The Company's Singapore subsidiary maintains an agreement with a Singapore bank to provide an overdraft facility to the subsidiary of 500,000 Singapore dollars (U.S. $327,000) at the bank's prime rate plus 1% (7% at September 30, 1997). There were no balances outstanding at September 30, 1997, but amounts utilized under letter of credit commitments totalled $128,000, resulting in credit availability of $199,000 at September 30, 1997. The loan is collateralized by all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank, and continuation of the credit facility is at the discretion of the bank.

    Interest expense (income), for the nine month periods ended September 30, is presented net as follows (in thousands):
                                                   1997         1996

    Interest expense                                $242         $176
    Interest (income)                               (138)         (93)
                                                    ----         ----
    Interest expense, net                           $104         $ 83
                                                    ====         ====

3.  COMMON STOCK SPLIT AND TREASURY STOCK PURCHASE

    On September 5, 1997, the Company's Board of Directors declared a two-for-one stock split effected as a 100% stock dividend to be distributed on October 6, 1997, to shareholders of record on September 22, 1997. The stock split was recorded by a transfer of $30,000 from retained earnings to common stock, representing $.01 value for each additional share issued. The number of shares outstanding at September 30, 1997, after giving effect to the stock split, was 6,021,908. A dividend was not paid on treasury stock. Share and per share data, including stock option information, included in this report have been restated to reflect the stock split. Treasury stock information has not been restated because the dividend was not paid on treasury stock.

    In March 1997, the Company purchased 1,270,221 shares of its common stock from a stockholder for $6.50 per share. Shareholders approved the 1997 Stock Option Plan (see Note 5) in April 1997, and treasury stock is being primarily used to issue shares under the option plan. The treasury stock is also used to fund the Company's contributions to its 401(k) employee benefit plan.

4.  COMMITMENTS

    A subsidiary of the Company leases a conditioning services and office facility under a non-cancelable operating lease agreement, expiring in 2000. Future minimum rental payments under the lease at September 30, 1997 are:
1997 - $94,000; 1998 - $389,000; 1999 - $413,000; and 2000 - $178,000.

    The Company leases manufacturing and office space in its U.S. facility to a third party under an agreement expiring in January 2001. Future income under the lease will be: 1997 - $45,000; 1998 - $179,000; 1999 - $179,000;
2000 - $179,000; subsequent to 2000 - $15,000.

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 1997


5.  STOCK OPTIONS

    In February 1997, the Company's Board of Directors adopted, and in April 1997 the shareholders approved, the 1997 Stock Option Plan, under which 1,000,000 shares of common stock were made available for future grants. The Plan permits the granting of both incentive stock options, as defined under the Internal Revenue Code, and non-qualified options to directors, executive officers and other key employees of the Company and its subsidiaries. The term of each option will be fixed by the Plan Administrator and may not exceed 10 years for incentive stock options. The exercise price is the fair market value of the Company's common stock on the date the option is granted. During 1997, the Board of Directors granted options for 424,000 shares of Common Stock at prices ranging from $3.50 to $20.25 per share.

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in accounting for the 1997 Stock Option Plan because the alternative fair value accounting under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, compensation expense is recognized only to the extent the exercise price of stock options exceeds the fair value of the Company's common stock on the measurement date, if any.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           September 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

    The primary sources of Reliability's liquidity are cash provided by operations and retained earnings. The Company maintains lines of credit to supplement the primary sources of capital and, until 1995, had leased most of its facilities, reducing the need to expend capital on such items. The primary items affecting the Company's financial condition and liquidity since September 30, 1996 are changes in cash flows from operating activities, the purchase of 1.3 million shares of the Company's common stock in March 1997 and changes in the levels of capital expenditures.

    Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following chart. The periods presented related to the profitability ratios are for the nine months ended September 30, and twelve months ended December 31,:

                                September 30, December 31, September 30,
                                    1997          1996          1996

  Working capital:
   Working capital (in thousands)   $8,966       $12,728       $11,032
   Current ratio                  2.2 to 1      3.8 to 1      3.4 to 1
  Equity ratios:
   Total liabilities to equity         0.5           0.4           0.4
   Assets to equity                    1.5           1.4           1.4
  Profitability ratios:
   Gross profit                       51 %          50 %          52 %
   Return on revenues                 17 %          14 %          13 %
   Return on assets (annualized)      28 %          18 %          18 %
   Return on equity (annualized)      43 %          25 %          24 %

   The Company's financial condition improved significantly throughout 1996 and has remained very strong during 1997. The Company's current ratio and working capital were unusually high at September 30, 1996 and December 31, 1996 due to unusually large cash balances. Working capital decreased to $9.0 million at September 30, 1997, from $12.8 million at December 31, 1996, and the ratio of current assets to current liabilities decreased from 3.8 to 1 at December 31, 1996, to a healthy 2.2 to 1 at September 30, 1997. Management's evaluations indicated that the Company's Common Stock was undervalued compared to industry peers. In March 1997, the Company purchased 1.3 million shares from a shareholder for $8.3 million. The Company used $5.8 million of its cash balance and $2.5 million from its revolving term loan to purchase the stock. The Company obtained increases in its line of credit from $2.0 million to $7.5 million in March 1997 and to $20 million in August 1997. The increases are related to the purchase of Company stock and possible need to finance increases in inventory, accounts receivable, capital expenditures and other working capital items. Increases in demand for the Company's products in late 1996 and 1997 resulted in a significant increase in the Company's backlog in December 1996 and during the first nine months of 1997.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           September 30, 1997

FINANCIAL CONDITION - continued

Backlog was $14.6 million at September 30, 1997, compared to $9.9 million at December 31, 1996. The effects of operating at changing levels of demand for products and services have affected various elements of cash provided by operations.

   Net cash provided by operating activities for the nine months ended September 30, 1997 was $4.4 million, compared with $3.9 million provided in the first nine months of 1996. The principal items contributing to the net cash used by operations in 1997 were net income plus depreciation which totaled $6.9 million, a $1.2 million increase in accounts payable and a $1.4 increase in accrued liabilities and income taxes payable. Cash flows provided by operations were reduced by $4.1 million due to an increase in accounts receivable and a $1.5 million increase in inventories. The increase in inventories, accounts receivable and accounts payable resulted from increases in production and sale of testing products and increases in services revenues. The increase in income taxes payable relates to the increase in net income and the increase in accrued liabilities results from an increase in accrual of expense items such as commissions and warranty costs and an increase in incentive compensation accruals which are directly related to the increase in operating income.

   Based on currently available information, principally a forecasted increase in demand for semiconductor products sold by our customers, the Company's forward-looking projections indicate that revenues for 1997 should exceed 1996 revenues by 25%. Earnings per share in 1997 should increase 100% due to an increase in net income and also due to a decrease in the weighted average shares outstanding resulting from the purchase of 1.3 million shares of Common Stock in March 1997.

   In July 1995, the Company established a credit facility with a financial institution to provide credit availability of $2.0 million to supplement cash provided by operations, if required. This credit facility was not utilized until March 1997. During 1997, the Company obtained increases in the line of credit to $20.0 million and converted the loan to a revolving term loan with a maturity in March 2003. The Company could borrow an additional $20 million under the line of credit at September 30, 1997. The increase in the line of credit was obtained to provide funding to purchase Company stock as explained in the discussion above, and to provide credit availability to support working capital and capital expenditure requirements. The Company's Singapore subsidiary maintains a small overdraft facility to support the subsidiary's credit requirements. The subsidiary could borrow $199,000 under the facility at September 30, 1997.

   Capital expenditures during the first nine months of 1997 and 1996 were $2.5 million and $1.5 million, respectively. Expenditures for 1997 include equipment required by the Singapore services facility to support increased demand for services. Expenditures for 1997 are currently forecast to be $5.0 million, which is a decrease from the $10.0 to $15.0 million that was projected at the end of the second quarter. The decrease results from the fact that a customer of the Services segment has advised the Company that it will supply the test equipment that Reliability had previously planned to purchase.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           September 30, 1997

FINANCIAL CONDITION - continued

   The Company believes its cash and cash equivalent balances, future cash generated from operations and available lines of credit will be sufficient to meet the cash requirements of the Company during the forseeable future.

RESULTS OF OPERATIONS

   Nine months ended September 30, 1997 compared to nine months ended September 30, 1996.

Revenues. Revenues for the 1997 nine-month period were $32.8 million compared to $25.0 million for the 1996 period. Revenues in the Services and Testing Products segments increased $5.8 and $3.3 million, respectively. The revenue increases relate to increased unit demand for semiconductors, which translates into increased requirements for products and services supplied by the Company. Power Sources revenues decreased $1.3 million.

   Revenues in the Testing Products segment were $16.2 million for the first nine months of 1997, which is an increase of 26% over the first nine months of 1996. The increase is related to increased demand resulting in volume increases and higher unit prices due to product mix changes. Revenues from the sale of INTERSECT products increased $1.6 million, while revenues from the sale of CRITERIA and loader and unloader products increased $1.7 million.

   Revenues in the Services segment for the 1997 period were $14.0 million, an increase of 71% compared to the corresponding 1996 period. The increase is related to the Company's Singapore services facility and was caused by volume increases resulting from increased demand, unit price increases resulting from product mix changes and approximately 70% of the increase relates to an increase in the sale of burn-in boards to support product mix changes.

   Revenues in the Power Sources segment were $2.6 million for the first nine months of 1997, reflecting a 34% decrease from the 1996 period. Revenues were affected by changes in demand, an aging product line and a decline in market penetration resulting in volume decreases.

Costs and Expenses. Total costs and expenses for the 1997 period increased $4.2 million or 21% compared to the 31% revenue increase of $7.8 million. Cost of revenues increased $4.1 million, marketing, general and administrative expenses increased $0.6 million and research and development expenses decreased $0.5 million.

   The decrease in gross profit from 52% in the 1996 period to 51% in the 1997 period is attributable to the Power Sources segment and, to a small degree, the Services segment. The decrease in gross profit in the Power Sources segment is attributable to significant revenue decreases resulting from volume decreases. Gross profit in the Services segment decreased slightly due to a significant increase in revenues related to sale of burn-in boards to Services customers. Gross profit on burn-in boards is traditionally lower because of price competition. Gross profit in the Testing Products segment increased slightly due to efficiencies related to volume increases and to product mix changes.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           September 30, 1997

RESULTS OF OPERATIONS - continued

   Marketing, general and administrative expenses for the 1997 period increased $0.6 million. The increase in expenses is related to the Testing Products and Services segments. Expenses in the Testing Products and Services segments increased due to volume increases and product mix changes, resulting in variable expense, such as commissions, warranty and installation costs increasing and increases in incentive compensation accruals which are directly related to the increases in profitability. Expenses in the Power Sources segment decreased due to volume decreases.

   Research and development expenses for the 1997 period decreased $0.5 million. Reliability is committed to continuing a significant research and development program and development costs are projected to remain at current levels or increase somewhat during the remainder of the year.

   The Company's effective tax rate was 34% for the nine months ended September 30, 1997 and 1996. The principal items affecting the Company's tax rate in 1997 were tax benefits not available to a foreign subsidiary due to net operating loss limitations, state income tax expense, U.S. tax which was not provided on earnings of a foreign subsidiary, and a change in the valuation allowance resulting from utilization of foreign tax credits. Effective January 1, 1997, the Company changed its policy with respect to providing U.S. income taxes on undistributed earnings of its Singapore subsidiary. Increasing demand for services provided by the subsidiary necessitates permanently reinvesting future earnings of the subsidiary; thus deferred U.S. income taxes have not been provided after January 1, 1997. The effective tax rate in 1996 was affected by a tax benefit from an export processing exemption in Costa Rica and state income tax expense.

Earnings Per Common Share. Earnings per common share increased $.46 for the 1997 nine month period; $.17 of the increase was due to a decrease in the average number of shares outstanding.

   Three months ended September 30, 1997 compared to three months ended September 30, 1996.

Revenues. Revenues for the 1997 three-month period were $13.5 million compared to $8.8 million for the 1996 period. Revenues in the Testing Products and Services segments increased $3.1 and $2.0 million, respectively, while Power Sources revenues decreased $0.4 million.

   Revenues in the Testing Products segment were $8.0 million for the third quarter of 1997, which is an increase of 63% over the same period in 1996. The change is related to increased shipments due to increased demand.

   Revenues in the Services segment for the 1997 quarter were $4.7 million, an increase of 76% compared to the corresponding 1996 period. The change is related to the Company's Singapore services facility and was caused by volume increases resulting from greater demand for burn-in services and a significant increase in the sale of burn-in boards, which is related to increased demand and product mix changes. Revenues at the Company's North Carolina services facility decreased somewhat due to temporary volume decreases during a period in which the facility is shifting production capacity to process production volumes of 64 Meg DRAMs, the latest new high density DRAM.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           September 30, 1997

RESULTS OF OPERATIONS - continued


   Revenues in the Power Sources segment were $0.8 million for the 1997 quarter, reflecting a 35% decrease from the 1996 period. Revenues were affected by the same factors noted in the nine months discussion above.

Costs and Expenses. Total costs and expenses for the 1997 period increased $2.7 million or 41% compared to the 53% revenue increase. Cost of revenues increased $2.1 million, marketing, general and administrative expenses increased $0.9 million and research and development expenses decreased $0.3 million.

   The increase in gross profit from 51% in the 1996 quarter to 52% in 1997 is attributable to the Testing Products segment. Gross profit as a percent of revenues in the Testing Products segment for the 1997 quarter increased due to efficiencies related to volume increases and product mix changes. Gross profit in the Services segment declined due to a significant increase in revenues related to sale of burn-in boards, as further explained in the nine months discussion above. Gross profit in the Power Sources segment declined due to the significant decrease in revenues.

   Marketing, general and administrative expenses for the 1997 period increased $0.9 million. The increase in expenses is directly related to the increase in Testing Products revenues, which resulted in an increase in volume related expenses, such as commissions, warranty and installation costs and incentive compensation accruals, which are related to profitability.

   The Company's effective tax rate was 34% for the three months ended September 30, 1997, compared to an effective tax rate of 35% for the 1996 period. Items affecting the tax rates for the quarters ended September 30, 1997 and 1996 are the same as those noted in the nine months discussion above.

Earnings Per Common Share. Earnings per common share increased $.27 for the 1997 three month period; $.12 of the increase was due to a decrease in the average number of shares outstanding.

   The Company declared a two-for-one stock split effected as a 100% stock dividend on September 5, 1997, resulting in 6,021,908 common shares outstanding as of September 30, 1997. Share and per share data included in this report have been restated to reflect the stock split.

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

                        RELIABILITY INCORPORATED
                            OTHER INFORMATION

                      PART II.   OTHER INFORMATION


Items 1 through 5.

   Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibit No.           Description                         Page No.

        3.3    Amendment to Amended and Restated Bylaws
                 of the Company, effective September 15, 1997         21

        11.1   Statement Regarding Computation of
                 Per Share Earnings                                   22

        27.1   Financial Data Schedule                                23

   (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1997

                        RELIABILITY INCORPORATED
                               SIGNATURES

                           September 30, 1997



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                RELIABILITY INCORPORATED
                                                      (Registrant)





November 4, 1997                                /s/Larry Edwards
                                                President and
                                                Chief Executive Officer





November 4, 1997                                /s/Max T. Langley
                                                Sr. Vice President - Finance
                                                and Chief Financial Officer