Form 10-K
period 1997-12-31
RELIABILITY INC
filed 1998-03-16
CIK 34285

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

For the fiscal year ended December 31, 1997    Commission file number 0-7092


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

    $71,387,168, based on the last sales price as reported on The Nasdaq Stock Market System on March 4, 1998.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

  Common Stock, no par value per share                 6,063,578
            (title of class)                (number of shares outstanding)

                             as of March 4, 1998
                           -----------------------


                     Documents Incorporated by Reference

    Listed hereunder are the documents incorporated by reference and the Part of the Form 10-K into which such documents are incorporated:

Part III...........................   Proxy Statement for the 1998 Annual
                                      Meeting of Shareholders of the
                                      Registrant (to be filed within 120
                                      days of the close of the registrant's
                                      fiscal year)

                          RELIABILITY INCORPORATED
                               1997 FORM 10-K

                              TABLE OF CONTENTS



                                   PART I
                                                                     Page

Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . .   4
Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  12
Item 4.  Submission of Matters to a Vote of Security Holders . . . .  12
Item 4A. Executive Officers of the Registrant. . . . . . . . . . . .  13

                                   PART II

Item 5.  Market for the Registrant's Common Stock and
           Related Stockholder Matters . . . . . . . . . . . . . . .  14
Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . .  15
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . .  16
Item 7A. Quantitative and Qualitative Disclosures
           About Market Risk . . . . . . . . . . . . . . . . . . . .  22
Item 8.  Consolidated Financial Statements and
           Supplementary Data. . . . . . . . . . . . . . . . . . . . F-1
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure . . . . . . . . . . .  23

                                  PART III

Item 10.    Part III is omitted as the Company will file a
Item 11.     Proxy Statement for the 1998 Annual Meeting of
Item 12.     Shareholders as indicated in this report. . . . . . . .  23
Item 13.
                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K . . . . . . . . . . . . . . . . . . .  23
         Signatures. . . . . . . . . . . . . . . . . . . . . . . . .  24

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

    The Company's business was started in 1971 when substantially all of the assets of a testing laboratory owned by Texas Instruments Incorporated were acquired by Reliability, Inc. The Registrant, in 1974, acquired Reliability, Inc. and began providing conditioning and testing services.
In 1984, this separate company was merged into Reliability Incorporated. Reliability Singapore Pte Ltd. began operations during 1978 and provides conditioning services, including manufacturing certain conditioning products for sale to its services customer. Reliability Singapore also manufactured power sources until 1993, when its power sources manufacturing operations were transferred to Costa Rica. RICR de Costa Rica, S.A. began operating in 1990 and manufactures and sells power sources.

    The Company operates in three industry segments as discussed below.

TESTING AND CONDITIONING PRODUCTS ("Testing Products").

    Under current semiconductor technology and manufacturing processes, manufacturers are unable to consistently produce batches of integrated circuits ("ICs" or "semiconductors") that are completely free of defects which cause the ICs to fail. An IC may be defective at the time it is produced or it may have a latent defect which eventually will cause it to fail. An IC with such a defect will almost always fail during the first 500 to 1,000 hours of normal use. Accordingly, it has become customary to "condition" or "burn-in" ICs (i.e., to subject them, during a relatively short period of time, to controlled stresses which simulate the first several hundred hours of operation) to identify defects prior to delivery. Such conditioning subjects the ICs to maximum rated temperatures, voltages and electrical signals. Following burn-in, an IC is tested to determined whether it functions as designed.

    The Company manufactures equipment that performs burn-in and testing, as well as equipment that performs burn-in only. The Company was one of the first to design, manufacture and market systems that utilized burn-in and test technology within the same product. The Company has manufactured equipment to burn-in and test ICs since 1980. The Company's burn-in and testing products contain sophisticated software systems, most of which are designed and developed by the Company contemporaneously with the related hardware. The Testing Products segment provided 50% of the Company's revenues in 1997.

    Since 1992, the Company has focused its research and development on equipment and related software that performs functional testing during burn-in of memory and micrologic devices. This focus has led to the development of two major product families - the INTERSECT line for the DRAM market and the CRITERIA 18 line for the micrologic device market.

    Set forth below is the year of introduction, device capacity, power dissipation and type of semiconductor processed by each of the primary Testing Products that the Company currently offers:

   Burn-In and Test          Year       Device       Power        Primary
     Product Type         Introduced   Capacity Dissipation(1)  Application
   ----------------       ----------   -------- --------------  -----------

   CRITERIA(r) 18. . . . . . 1991       1,152       7KW        Micrologic

   INTERSECT(tm) 30(2) . . . 1992       8,640         -          Memory

   CRITERIA 18-HD(tm). . . . 1994       1,152      15KW      Microprocessors

   INTERSECT 2000(2) . . . . 1994       8,640         -          Memory

---------------
(1)   Power/heat dissipation rate in kilowatts.
(2)   64 Meg DRAMs.

   The Company manufactures and sells the CRITERIA 18 and CRITERIA 18-HD (High Dissipation) burn-in and test systems. The CRITERIA 18-HD system provides a cost effective means for functional testing during burn-in of high frequency micrologic devices which dissipate large quantities of heat. Solid state switching, in conjunction with the Reliability logic controller software system, provides an environment of very low AC electrical noise for testing devices with .25 to .35 micron line widths. The system also offers the ability to dissipate 15 KW of power in an economically sized system without having to use chilled water as a cooling mechanism. This feature allows users to reduce significantly the amount of floor space used when performing burn-in and test of high power micrologic devices.

   The Company also manufactures, under the trade name INTERSECT, systems which functionally test memory devices during burn-in. This represents a difference in the way most memory devices have historically been tested. Most functional testing is performed serially after the device is conditioned. INTERSECT systems perform parallel functional testing during the burn-in process. The testing currently performed by INTERSECT systems during burn-in has historically been performed by serial testers capable of testing 64 individual DRAMs at a time. Because INTERSECT systems can test up to 3,072 individual DRAMs at a time, and are less expensive than serial testers, testing costs per IC can be reduced 30% to 60%.

    The Company's first INTERSECT system was introduced in 1980. INTERSECT systems are computer controlled for high volume burn-in and testing of memory devices. The Company's INTERSECT systems vary in their burn-in and testing capabilities. The current generation of INTERSECT products are based on the INTERSECT 30 ("I-30") technology which was introduced in 1992. The I-30 is capable of functionally testing 8,640 64 Meg memory devices during the burn-in process in a single chamber. It is capable of testing MOS, CMOS, Bipolar, ECL and BiCMOS DRAMs and SRAMs. During 1994, the Company introduced a lower cost version of the I-30 burn-in and test system called the INTERSECT 2000 ("I-2000"). The I-2000 has the capacity to functionally test 8,640 64 Meg memory devices during the burn-in process in a single chamber and has become the principal product in the INTERSECT product line.

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

    The Company manufactures burn-in systems marketed under the name CRITERIA. Demand for burn-in only systems has declined significantly, and is being replaced by demand for products that perform both burn-in and testing. The original CRITERIA systems were designed for internal use in the Company's service facilities but, since 1974, these systems and their successors have been sold to outside customers. Burn-in systems generally are used on new IC production lines, but may also be added to existing production lines. There are several different models within the product line, each with a different capacity and burn-in capability. The CRITERIA systems burn-in relatively large numbers of similar ICs at one time. CRITERIA products are usually purchased by companies that manufacture large volumes of similar ICs, but they also may be purchased by companies that independently burn-in and test ICs.

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

SERVICES ("Services").

    The Company currently operates two service facilities, one in Singapore, dedicated to the burn-in of DRAMs and one in Durham, North Carolina, dedicated to processing (burn-in, final test and other services) DRAMs. The Services segment accounted for 43% of the Company's revenues in 1997. The Company announced in January 1998 that the Durham services facility will be closed in April 1998 (Reference is made to Note 11 of the Company's Consolidated Financial Statements for additional information).

    The Company uses CRITERIA systems and burn-in boards to provide burn-in services. The Company currently utilizes serial testing equipment manufactured by other vendors in certain testing procedures. Services are generally sold on a periodically adjusted per-unit-processed basis.

POWER SOURCES ("Power Sources").

    The operating components of electronic equipment frequently have varying electrical requirements. Rather than provide electricity to each component separately, specialized devices, called DC-DC converters or power sources, are used to convert direct current voltage into a higher or lower voltage. By using small DC-DC converters, electronic equipment can operate from a single output power supply, yet provide different voltages to different operating components. These DC-DC converters allow designers of electronic equipment to localize power requirements, increase modularity in the product design, and expand equipment features without having to redefine power needs. The Company specializes in the one watt to thirty watt DC-DC converter market and designs, manufactures and markets a wide range of power sources classified into various product series. The Power Sources segment accounted for 7% of the Company's revenues in 1997.

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

    The Company introduced, in 1997, two additional models in a new series of wide input range 30 watt DC-DC converters, which increased the number of higher wattage units in the product line. In 1997, the Company continued to convert to the use of surface mount technology for manufacturing power source products. Surface mount technology removes the human element from certain manufacturing processes, thereby enhancing the reliability of the power sources. The technology also allows product assembly in smaller packages and therefore provides higher power output from smaller units.

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

    (i) PRINCIPAL PRODUCTS. Information as to the principal products and services of the Company is given in part (a) of this Item 1. The Testing Products segment of the Company's business is the dominant segment. The following table sets forth the percentage of the Company's total revenues by business segment:
                                                   Years Ended December 31,
                                                   ------------------------
Business Segment                                    1997     1996      1995
----------------                                    ----     ----      ----
Testing Products                                     50%      50%      55%
Services                                             43       36       32
Power Sources                                         7       14       13
                                                    ---      ---      ---
  Total revenues                                    100%     100%     100%
                                                    ===      ===      ===

Reference is made to Note 5 of the Company's Consolidated Financial Statements for additional information.

    (ii) NEW PRODUCTS. During 1997, Reliability concentrated research activities on developing various automation options and other enhancement features for the CRITERIA 18 and I-2000 product lines. Reliability completed development, in 1997, of an add-on automation package for the CRITERIA 18. This option provides a vertically operated door that automatically inserts and extracts burn-in boards into and out of the system. This enhancement reduces system floor space requirements and provides users with the ability to automate handling of burn-in boards and devices in the burn-in and testing operation. The Company also introduced a number of software enhancements for the CRITERIA 18 HD which greatly enhances system throughput for customers who process large numbers of small lots. The CRITERIA 18 HD now allows customers to simultaneously burn-in and test up to 72 different lots within a single system.

    Also in 1997, the Company upgraded its INTERSECT 2000 product line to comply with European regulatory requirements. The product now offers the CE mark for its European customers. Reliability also completed development of various system advancements to meet the demands of next generation devices. The Company entered into a joint software development program with a major customer. The outputs from the program will result in a reduction in cost of operating the Company's products by enhancing the system software tools, resulting in improved productivity of the people who program systems.

    In 1997, the Company further expanded the use of surface mount technology in manufacturing power source products and in 1997 and 1996 introduced and expanded product offerings in the wide input range 10 to 30 watt DC to DC converter line. During 1997, the Company developed and sold custom one watt and three watt converters for specific key customers.

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

    The Company considers its patents for the EX-SERT(tm) backplane system to be material. These patents cover the use of a cavity at the rear wall of the burn-in chamber to isolate power and signal connectors from the harsh environment of the burn-in chamber. In many burn-in systems the power and signal connectors are subjected to intense heat generated within the burn-in chamber, resulting in shortened connector life. The connection assembly disclosed in the patents reduces connector maintenance problems, increases the life of the components and reduces equipment down time. The United States patent was granted in February 1983, and a Japanese patent was granted in 1995.

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

    (vi) WORKING CAPITAL. The Company finances its inventory and other working capital needs out of internally generated funds and has in the past used periodic borrowings to finance its needs. The Company has short-term credit facilities on which it could draw additional funds as of December 31, 1997. Reference is made to Note 2 of the Company's Consolidated Financial Statements for additional information as to the credit agreements under which working capital is or could be available if required.

   (vii) MAJOR CUSTOMERS. In 1997 and 1996, four customers accounted for 90% and 82%, respectively, of the Company's consolidated revenues. The four customers are Intel Corporation, International Business Machines Corporation, Mitsubishi Semiconductor America, Inc. and Texas Instruments Incorporated. In 1997, two of the customers accounted for approximately 75% and 24% and in 1996, 60% and 38% of revenues, respectively, in the Services segment. In addition, in 1997, two other customers accounted for 58% and 38% and in 1996, 64% and 28% of revenues, respectively, in the Testing Products segment. Note 5 to the Company's Consolidated Financial Statements discloses information concerning customers that accounted for more than 10% of consolidated revenues. The Company believes that its relationships with its customers are good. In the Testing Products and Power Sources segments, decreased business from one customer may be replaced by new or increased business from other customers, but there is no assurance that this will occur. The Company's North Carolina services facility provides service to one customer, Mitsubishi Semiconductor America, Inc. The customer notified the Company in January 1998 that it is necessary to reduce the output of DRAMs burned-in and tested by the Company's Durham facility. The Company will close the Durham facility in April 1998. The facility accounted for approximately 10% of Reliability's consolidated revenues in 1997. The closure is not expected to have a material adverse impact on the Company (See Note 11 of the Company's Consolidated Financial Statements for additional information concerning the closure of the Durham facility). The loss of other major customers or a significant reduction in orders from a major customer in any business segment and the failure of the Company to obtain other sources of revenue could have a material adverse impact on the Company. The Company has no long-term contracts with its major customers.

  (viii) BACKLOG. The following table sets forth the Company's backlog at the dates indicated:
                                                        December 31,
                                                    --------------------
Business Segment                                      1997          1996
----------------                                      ----          ----
                                                       (In thousands)

Testing Products                                    $11,185        $6,787
Services                                              2,260         2,728
Power Sources                                           681           347
                                                     ------         -----
  Total                                             $14,126        $9,862
                                                     ======         =====

    Backlog for sales of Testing Products and Power Sources represents orders for delivery within twelve months from the date on which backlog is reported. Backlog for Services represents orders for services where the ICs to be conditioned have been delivered to the Company and orders for testing products, for delivery within 12 months from the date on which backlog is reported, that are directly related to providing services to customers. The Company's backlog as of December 31, 1997, is believed to be firm, although portions of the backlog are not subject to legally binding agreements.

    (ix) GOVERNMENTAL BUSINESS. The Company does not carry on a material amount of business with any governmental agency.

     (x) COMPETITION. The markets for the Company's products and services are subject to intense competition. The Company's primary competitors in the Testing Products segment are other independent manufacturers of such systems and manufacturers of ICs who design their own equipment. The primary methods of competition in this segment are quality, service, delivery, price, and product features. The Company believes that its service after the sale, including its ability to provide installation, maintenance service, and spare parts, enhances its competitiveness.

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

    (xi) RESEARCH. The demand of the semiconductor industry for increasingly complex and sophisticated equipment requires the Company to continuously develop new products and to review and modify its existing products and services to adapt to technology changes in the industry. The Company also focuses on the development of peripheral equipment and options for its INTERSECT, CRITERIA and other product lines. In 1997, 1996 and 1995, the Company spent $1.6 million, $2.2 million and $2.2 million, respectively, on research and development activities. Developmental projects, which are primarily related to the Testing Products segment, are on-going.

   (xii) ENVIRONMENTAL MATTERS. The business of the Company is not expected to be affected by zoning, environmental protection, or other similar laws or ordinances.

  (xiii) EMPLOYEES. On December 31, 1997, the Company had 409 employees, of which 33 were contract or temporary employees. Continued growth of the Company is dependent upon the Company's ability to attract and retain its technical staff and skilled employees. During recent years, the Company has experienced a low turnover rate among its U.S. employees. Due to the low unemployment rate in Singapore, turnover at the Singapore subsidiary has been high. Turnover at the Company's Costa Rica subsidiary increased in 1997. The increase was primarily related to a decrease in production levels, resulting in the subsidiary needing fewer employees.

     (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. See Note 5 to the Company's Consolidated Financial Statements for a table showing information about foreign and domestic operations of the Company for the last three years.

Item 2.   Properties

    The corporate headquarters of the Company, as well as the Company's manufacturing and research and development facilities for testing and conditioning products, are located in a 131,000 square foot facility on a seven acre tract of land in Park 10, an office and industrial park on Interstate Highway 10 located on the west side of Houston. The Company leased this facility until March 1995, when the Company purchased the facility. The Company financed the purchase of its headquarters; at December 31, 1997, outstanding indebtedness secured by the property was $1,961,000. The Company occupies 96,000 square feet in the building and the remaining 35,000 square feet of space have been leased to an outside party.


    A subsidiary of the Registrant occupies 24,000 square feet of leased space in Singapore. The Singapore facility is devoted to a service facility and limited manufacture of burn-in boards. The Durham service facility is located in a 43,500 square foot building (purchased in December, 1995), located in Durham, North Carolina. In October 1995, a subsidiary of the Registrant purchased a 29,500 square foot building in the free trade zone in San Jose, Costa Rica. The subsidiary in Costa Rica utilizes 22,600 square feet in the building for the manufacture of power sources. Neither the Durham nor the San Jose facility is subject to any encumbrance. See Notes 2 and 8 to the Company's Consolidated Financial Statements for information concerning encumbrances and leases.

Item 3.   Legal Proceedings.

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Not applicable.

Item 4A.  Executive Officers of the Registrant.

       The following table sets out certain information regarding each executive officer of the Company:

                                   Officer of
                                   Reliability        Position Currently
                                  Incorporated            Held with
      Name                   Age      Since        Reliability Incorporated
      ----                   ---  ------------     ------------------------

Larry Edwards                56       1981           President and Chief
                                                      Executive Officer

Max T. Langley               51      1978          Senior Vice President,
                                                  Chief Financial Officer,
                                                   Secretary and Treasurer

Robert W. Hildenbrand, Jr.   49      1984              Vice President

James M. Harwell             43      1993              Vice President

Paul Nesrsta                 41      1993              Vice President

J. E. (Jim) Johnson          52      1984(1)           Vice President

(1) Mr. Johnson terminated employment with the Company in August 1996 and was re-employed in September 1997.

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

    Mr. Johnson has been Vice President - Engineering since September 1997. He was Vice President of Engineering for Fusion Semiconductor from August 1996 until September 1997. He was Vice President - Systems Division of Reliability Incorporated for more than five years prior to August 1996.

    Each other person named above has held his present position for more than five years.

                                   PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters.

    The common stock of Reliability trades on The Nasdaq National Stock Market under the stock symbol REAL. The high and low sale prices for 1997 and 1996, as reported by The Nasdaq Stock Market, are set forth below.

                                       First     Second     Third   Fourth
                                      Quarter    Quarter   Quarter  Quarter
                                      -------    -------   -------  -------
1997
----
  High                                 $4.50      $8.69    $23.38   $30.75
  Low                                   2.94       4.06      7.56    12.25

1996
----
  High                                 $4.50      $4.37    $ 3.37   $ 3.56
  Low                                   3.19       3.00      2.62     2.65

    All prices have been restated to give effect to the 1997 two-for-one stock split in the form of a dividend. (See Note 1 to the Consolidated Financial Statements.)

    The Company paid no cash dividends in 1997 or 1996. The Company intends to retain earnings for use in its business and therefore does not anticipate paying dividends in the foreseeable future.

    The Company has only one class of stock, which is common stock with full voting rights. The Company did not issue any common stock in 1995 or 1996. In 1997, the Company sold and issued shares of common stock to its Employee Stock Savings Plan and to key employees, officers and directors that exercised stock options. All common stock shares which were sold in 1997 were registered under Registration Statements on Form S-8.

    Reliability had approximately 760 shareholders of record as of February 13, 1998. Management estimates there are approximately 4,500 beneficial owners of Reliability common stock.

Item 6.   Selected Financial Data.

    The following table sets out certain selected financial data for the years indicated:

                                          Years Ended December 31,
                                   ---------------------------------------
                                    1997   1996     1995    1994      1993
                                  ------  ------   ------  ------    ------
                                    (In thousands, except per share data)

Revenues                         $47,220 $35,760  $33,930 $23,427   $27,022
Cost of revenues                  23,653  18,027   16,837  12,737    15,405
                                  ------  ------   ------  ------    ------
Gross profit                      23,567  17,733   17,093  10,690    11,617

Expenses:
  Marketing, general and
    administrative                 9,679   8,043    8,862   7,056     7,975
  Research and development         1,578   2,197    2,227   1,054       889
  Provision for restructuring          -       -        -       -       288
  Interest expense (income), net      66      53       60    (154)       43
                                  ------  ------   ------  ------    ------
    Total expenses                11,323  10,293   11,149   7,956     9,195
                                  ------  ------  -------  ------    ------
Income before income taxes        12,244   7,440    5,944   2,734     2,422
Provision for income taxes         4,112   2,594    1,881      89        53
                                  ------  ------   ------  ------    ------
Net income                       $ 8,132 $ 4,846  $ 4,063 $ 2,645   $ 2,369
                                  ======  ======   ======  ======    ======
Earnings per share(1):
  Basic                          $  1.25 $   .57  $   .48 $   .31   $   .28
  Diluted                           1.23     .57      .48     .31       .28

Weighted average number of
  shares used in earnings
  per share calculation(1):
    Basic                          6,500   8,486    8,486   8,486     8,486
    Diluted                        6,604   8,486    8,486   8,486     8,486

Total assets                     $29,801 $26,603  $23,727 $13,284   $11,018
Working capital                   11,906  12,728    8,504   8,974     5,846
Property and equipment, net       10,682   9,257    8,979   1,925     2,257
Long-term debt                     1,560   1,961    2,482       -         -
Total stockholders' equity        20,642  19,668   14,822  10,759     8,114

(1) The weighted average number of shares used in the earnings per share calculations and earnings per share have been adjusted to give effect to a two-for-one stock split in the form of a dividend. (See Notes 1 and 6 of the Notes to Consolidated Financial Statements.)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this document contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth elsewhere in this document.

    FINANCIAL CONDITION.

    The primary sources of Reliability's liquidity are cash provided by operations and retained earnings. The Company maintains lines of credit to supplement the primary sources of capital and, until 1995, had leased most of its facilities, reducing the need to expend capital on such items. Changes in the Company's financial condition and liquidity during the three year period ended December 31, 1997 are generally attributable to changes in cash flows from operating activities, changes in the levels of capital expenditures and the purchase of 1.3 million shares of the Company's common stock in March 1997.

    Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following chart:

                                           1997        1996        1995
                                          ------      ------      ------
Working capital:
  Working capital (thousands)            $11,906     $12,728      $8,504
  Current ratio                         2.7 to 1    3.8 to 1    2.4 to 1
Profitability ratios:
  Gross profit                              50%        50%          50%
  Return on revenues                        17%        14%          12%
  Return on assets                          27%        18%          17%
  Return on equity                          39%        25%          27%
Equity ratios:
  Total liabilities to equity               0.4        0.4          0.6
  Assets to equity                          1.4        1.4          1.6

    The Company's financial condition improved significantly throughout 1995 and 1996 and has remained very strong during 1997. Working capital totalled $11.9 million at December 31, 1997, compared to $12.7 million and $8.5 million at December 31, 1996 and 1995, respectively. The ratio of current assets to current liabilities decreased in 1997 to a very healthy 2.7 to 1 from 3.8 to 1 at December 31, 1996. The Company's current ratio was unusually high at December 31, 1996 due to the fact that the Company had approximately $8.5 million in cash. Cash provided by operations in 1997 and 1996 were used to purchase capital assets. In addition, in 1997, management's evaluations indicated that the Company's Common Stock was undervalued compared to industry peers. In March 1997, the Company purchased 1.3 million shares from a shareholder for $8.3 million. The Company used $5.8 million of its cash balance and $2.5 million from its revolving term loan to purchase the stock. The amount borrowed under the term loan was paid in full during the third quarter of 1997. The Company obtained increases in its available line of credit from $2.0 million to $7.5 million in March 1997 and to $20 million in August 1997. The amount avail-able under the line of credit was reduced to $4.0 million on December 31,
1997.   The changes were related to the purchase of Company stock and possible need to finance increases in capital expenditures and other working capital items. The increase to $20 million was related to projected capital expenditures associated with negotiations to expand operations at the North Carolina services facility. The decrease to $4.0 million occurred when the customer advised Reliability that the Company would not be required to purchase capital assets to support the projected expansion.

    Increased demand for the Company's products and services during 1997 resulted in a $14.1 million backlog at December 31, 1997, compared to $9.9 million at December 31, 1996. The operating effects related to the changes in backlog during 1997 and 1996 affected various elements of cash provided by operations, as reflected in the Consolidated Statements of Cash Flows.

    Net cash provided by operating activities for the year ended
December 31, 1997 was $9.2 million, compared to $8.9 million and $1.2 million provided in 1996 and 1995, respectively. Significant items contributing to cash provided by operations in 1997 were the sum of net income plus depreciation of $9.7 million and increases in accrued liabilities, primarily payroll related accruals, and accounts payable of $1.2 and $1.0 million, respectively. Cash provided by operations in 1997 was reduced by increases in accounts receivable and inventories of $2.6 and $1.2 million, respectively. The changes in 1997 are directly related to the Company operating at levels required to support the increase in revenues in 1997, compared to 1996. The principal items contributing to the cash provided by operations in 1996 were net income plus depreciation which totaled $6.3 million, a decrease in accounts receivable of $4.3 million and
a $1.0 million provision for inventory obsolescence.   Cash provided by
operations in 1996 was reduced by decreases in accounts payable, accrued liabilities and income taxes payable totalling $1.9 million. The decrease in accounts receivable in 1996 resulted from a reduction in the level of revenues in the fourth quarter of 1996 compared to the fourth quarter of 1995. The principal items contributing to the cash provided by operations in 1995 were increases in accounts receivable and inventories of $6.0 million and $2.0 million, respectively, reduced by the sum of net income plus depreciation of $5.2 million and increases in accounts payable, accrued liabilities and income taxes payable totalling $3.8 million.

    Capital expenditures during 1997, 1996 and 1995 were $3.0, $1.8, and $8.3 million, respectively. A significant portion of expenditures for 1997 includes equipment required by the Singapore services facility to support increased demand for services. A significant portion of the 1996 expenditures included improvements at the services facility in North Carolina, which was purchased in the fourth quarter of 1995, and equipment required by the Singapore services facility. Expenditures for 1995 include the purchase of the Company's Houston, Texas facility, purchase of the facility occupied by the Costa Rica subsidiary and purchase of a facility in North Carolina. In summary, 1995 capital expenditures included $6.3 million for land and buildings, plus $2.0 million for equipment. A significant amount of the equipment which was purchased in 1997, 1996 and 1995 are items used by the Company's services facilities to process increasing volumes of ICs.

    The Company has a credit facility with a financial institution to provide credit availability of $4.0 million to supplement cash provided by operations, if required. The Company's Singapore subsidiary maintains a small overdraft facility to support the subsidiary's credit commitments. The subsidiary could borrow $163,000 under the facility at December 31, 1997.

    Reliability's revenue is dependent on conditions within the semiconductor industry, and profitability is dependent on revenues and controlling expenses. Semiconductor manufacturers experienced good unit volume growth during 1996 and 1997, and current forecasts indicate volume increases for the industry in 1998. Based on the Company's current backlog and other available information, Reliability is forecasting revenue growth in 1998 compared to 1997. The current forward-looking forecast indicates revenues for the first quarter of 1998 to be approximately $10 to $11 million, compared to first quarter 1997 revenues of $6.7 million.

    Current projections indicate that the Company's cash and cash equivalent balances, future cash generated from operations and available lines of credit will be sufficient to meet the projected cash requirements of the Company during 1998.

    RESULTS OF OPERATIONS.

    OVERVIEW. Changes in revenues from the sale of Testing Products sold by the Company during the three year period ending in 1997 reflected changes in demand by the semiconductor industry resulting in volume increases. Services revenues increased during the three year period due to increased customer requirements for conditioning services. Product mix changes in the Power Sources segment resulted in a decrease in unit volumes and a decline in total revenues in 1997. The Company announced in January 1998 that its Durham services facility will be closed in April 1998. The facility accounted for approximately 10% of consolidated revenues in 1997, and will continue normal operations until it is closed in April. Reliability currently estimates the cost of closing the plant to be approximately $500,000 or $.05 per share. (See Note 11 of the Company's Consolidated Financial Statements for additional information.)

    REVENUES. Revenues for 1997 increased 32% to $47.2 million, reflecting a $5.8 million increase in the Testing Products segment and an increase of $7.3 million in the Services segment. The revenue increases relate to increased unit demand for semiconductors, which translates into increased requirements for products and services supplied by the Company. Revenues in the Power Sources segment declined $1.6 million in 1997. Revenues in the Asia and Pacific and U.S. geographical segments all increased. The increase in the Asia and Pacific segment was attributable to a significant increase in demand for services provided by the Singapore subsidiary. The overall increase in the U.S. segment was related to volume increases and product mix changes in the Testing Products segment. Revenues for 1996 increased 5% to $35.8 million, reflecting a $0.9 million decrease in the Testing Products segment and revenue increases of $2.2 million and $0.5 million in the Services and Power Sources segments, respectively.

    Revenues in the Testing Products segment were $23.5 million for 1997, which is an increase of 33% over the 1996 year. The increase is related to increased demand resulting in volume increases and higher unit prices due to product mix changes. Revenues from the sale of INTERSECT products increased $1.9 million, while revenues from the sale of CRITERIA and loader and unloader products increased $3.9 million. Revenues in the Testing Products segment were $17.7 million for 1996, which was a decrease of 5% from the same period in 1995. The decrease was related to changes in demand resulting in volume changes and higher unit prices due to product mix changes. Revenues from the sale of INTERSECT products increased $4.7 million, while revenues from the sale of CRITERIA and loader and unloader products decreased $5.6 million. The decrease in CRITERIA revenues resulted from a decrease in unit prices due to a significant increase in CRITERIA systems that were retrofitted to upgrade the systems to include heat dissipation features.

    Revenues in the Services segment increased 56% in 1997 to $20.3 million. The increase is related to the Company's Singapore services facility and was caused by volume increases resulting from increased demand, reduced by unit price decreases resulting from product mix and volume changes and approximately 70% of the increase relates to an increase in the sale of burn-in boards to support product mix changes. Revenues in the Services segment increased 21% in 1996 to $13.0 million. Services revenues in 1996 increased at both of the Company's services facilities. The 1996 increase is related primarily to the Company's Singapore services facility and resulted from volume increases related to increased demand and unit price increases resulting from product mix changes. Revenues included in the Services segment from the sale of conditioning products to Services customers increased significantly during 1996 due to changes in the customers' product mix.

    Revenues in the Power Sources segment decreased 32% in 1997 to $3.4 million, after increasing 11% to $5.1 million in 1996. Revenues were affected in 1997 by changes in demand, an aging product line and a decline in market penetration resulting in volume decreases. Revenues during 1996 were affected by general increases in demand, beginning in the fourth quarter of 1995, resulting in price increases related to product mix changes.

    COSTS AND EXPENSES. Changes in costs and expenses during the three year period are primarily related to changes in revenues, and the effect of stringent expense control programs during the three year period. The expense control programs resulted in low expense levels.

    Total costs and expenses, excluding interest, increased $6.6 million or 24% in 1997, compared to the 32% revenue increase of $11.5 million. Cost of revenues increased $5.6 million; marketing, general and administrative expenses increased $1.6 million; and research and development expenses decreased $0.6 million. Total costs and expenses for the 1996 period increased $0.3 million or only 1% compared to the 5% revenue increase of $1.8 million. Cost of revenues increased $1.2 million; marketing, general and administrative expenses decreased $0.8 million; and research and development expenses decreased slightly.

    The Company's gross profit, as a percent of revenues, was 50% in all three years. Gross profit in the Testing Products segment, in 1997, increased slightly due to efficiencies related to volume increases and to product mix changes. The gross profit in the Power Sources segment, in 1997, decreased due to the significant decrease in revenues resulting from volume decreases. Gross profit in the Services segment, in 1997, decreased slightly due to a significant increase in revenues related to sale of burn-in boards to Services customers. Gross profit on burn-in boards is traditionally lower because of price competition. The gross profit in the Services and Power Sources segments increased slightly in 1996. The gross profit in the Testing Products segment for 1996 was reduced by a $1.0 million reserve for excess inventory due to a significant decrease in demand for a specific INTERSECT model. In 1995, the gross profit percentage in the Services segment decreased slightly, while the gross profit percentage in the Power Sources segment decreased because of volume and unit price reductions, without a corresponding reduction in manufacturing overhead.

    Marketing, general and administrative expenses for 1997 increased only $1.6 million, or 20%, over the 1996 period, compared to a 32% increase in revenues. This increase is primarily related to the Testing Products segment and, to a lesser extent, to the Services segment and resulted from increases in variable expenses such as royalties, sales commissions and warranty expenses, and an increase in incentive compensation accruals which are directly related to an increase in profitability. Marketing, general and administrative expenses for the 1996 period decreased $0.8 million. The decrease is related to a decrease in volume related expenses in the Testing Products segment which was reduced somewhat by an increase in incentive compensation accruals that are directly related to the increase in profitability.

    Research and development expenses decreased $0.6 million in 1997 after declining slightly in 1996. A significant portion of the expenditures in each of the years relates to development of testing and conditioning products. The Company completed development of new models of INTERSECT and CRITERIA products during early 1995, and the new products accounted for a substantial portion of the revenues in the three year period ending in 1997. The Company classifies costs related to modifying existing products as sustaining engineering expense. Sustaining engineering expenses are charged to cost of product sales and thus are not included in research and development expense. In 1997 substantial engineering resources were devoted to sustaining engineering projects. Sustaining engineering expenses increased $650,000 or 250% in 1997, compared to 1996 expenses, after declining 9% in 1996. Reliability is committed to continuing a significant research and development program, and development costs will increase in 1998.

    PROVISION FOR INCOME TAXES. The Company's effective tax rates were 34%, 35% and 32% for 1997, 1996 and 1995, respectively. The principal items affecting the Company's tax rate in 1997 were tax benefits not available to a foreign subsidiary due to net operating loss limitations, state income tax expense, U.S. tax which was not provided on earnings of a foreign subsidiary, and a change in the valuation allowance resulting from utilization of foreign tax credits. Effective January 1, 1997, the Company changed its policy with respect to providing U.S. income taxes on undistributed earnings of its Singapore subsidiary. Increasing demand for services provided by the subsidiary necessitates permanent reinvestment of future earnings of the subsidiary; thus deferred U.S. income taxes have not been provided after January 1, 1997. The effective tax rate in 1996 was affected by a tax benefit from an export processing exemption in Costa Rica and state income tax expense. The principal item affecting the 1995 tax rate was a change in the deferred tax valuation allowance.

    NET INCOME. Income before income taxes was $12.2 million for 1997, compared to $7.4 million for 1996 and $5.9 million in 1995. Net income was $8.1 million, $4.8 million and $4.1 million for the respective periods.

    EARNINGS PER SHARE. Diluted earnings per share were $1.23, $.57 and $.48 for the years ended December 31, 1997, 1996 and 1995, respectively; $.29 of the 1997 increase was due to a decrease in the weighted average number of shares outstanding. The decrease in average shares outstanding resulted from the Company purchasing 1.3 million shares of its common stock from a stockholder in March 1997. The Company declared a two-for-one stock split as a 100% stock dividend on September 5, 1997. Weighted average share and per share data have been restated to reflect the stock split.

    SOUTHEAST ASIA ECONOMIC CONDITIONS. The Company has received numerous inquiries concerning the impact of the financial crisis in Asia on the future operations of the Company. During 1997 the Company's Singapore subsidiary accounted for approximately 33% of consolidated revenues. The subsidiary's revenues are denominated in U.S. dollars. The subsidiary's and the Company's principal customers are large multinational semiconductor manufacturers. The customers sell their products, including DRAMs, into the world semiconductor market. The average selling price of DRAMs declined as much as 40% in 1997. The Company's Singapore subsidiary provides testing services for DRAMs produced by a multinational semiconductor manufacturer. The Company does not sell directly into the Asian market, thus the impact of the Asian crisis on the Company's revenues should be limited to the indirect impact from the world semiconductor and personal computer markets. Since the Company's accounts are denominated in U.S. dollars, the current strength of the U.S. dollar against the Singapore dollar will result in a decrease in the converted U.S. dollar amount of those expenses which are denominated in the local currency. The Company anticipates that, during 1998, this forecasted reduction in expenses and competitive factors will result in the Singapore company's customer requesting a decrease in unit sales prices ranging from 5% to 20%. However, higher prices due to product mix changes may offset some or all of the decrease in revenues that result from unit price decreases. In summary, management does not believe that the economic downturn in Southeast Asia will have a material adverse impact on the business of the Company. However, actual results could differ materially from current projections.

    IMPACT OF YEAR 2000. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities.

    Based on a recent and ongoing assessment, the Company has determined that it will be required to modify or replace portions of its software and software that has been sold to customers so that computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software or conversions to new software, the Year 2000 Issue will not pose significant operational problems and will not materially affect future financial results.

    The Company has initiated communications with its significant suppliers and major customers to determine the extent to which the Company is vulnerable to any third party's failure to remedy their own Year 2000 issues.

    The Company will utilize both internal and external resources to modify, or replace, and test software for Year 2000 compliance. The Company currently anticipates completing the Year 2000 project within one year, but not later than March 31, 1999, which is prior to any anticipated impact on its operating systems.

    The costs of the project, which at the current time are projected to not be material, and the date on which the Company believes it will complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could materially differ from those anticipated.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

    Not applicable.

Item 8.  Consolidated Financial Statements and Supplementary Data.


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      AND FINANCIAL STATEMENT SCHEDULES

                                                                        Page


Report of independent auditors . . . . . . . . . . . . . . . . . . . .  F-2
Consolidated balance sheets at December 31, 1997 and 1996. . . . . . .  F-3
For each of the three years in the period ended December 31, 1997:
  Consolidated statements of income. . . . . . . . . . . . . . . . . .  F-4
  Consolidated statements of cash flows. . . . . . . . . . . . . . . .  F-5
  Consolidated statements of stockholders' equity. . . . . . . . . . .  F-6
Notes to consolidated financial statements . . . . . . . . . . . . . .  F-7
Schedule for each of the three years in the period
    ended December 31, 1997:
  II - Valuation and qualifying accounts and reserves. . . . . . . . .  S-1


    All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                       REPORT OF INDEPENDENT AUDITORS





The Board of Directors and Stockholders
Reliability Incorporated

    We have audited the accompanying consolidated balance sheets of Reliability Incorporated as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliability Incorporated at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                           BY/s/ERNST & YOUNG LLP

Houston, Texas
February 6, 1998

                          RELIABILITY INCORPORATED
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                                   ASSETS

                                                           December 31,
                                                         ----------------
                                                         1997       1996
                                                         ----       ----
Current assets:
  Cash and cash equivalents                            $ 7,108    $ 8,504
  Accounts receivable                                    6,753      4,188
  Inventories                                            4,156      3,159
  Prepaid income taxes                                       -        286
  Deferred tax assets                                      601        760
  Other current assets                                     501        449
                                                        ------     ------
    Total current assets                                19,119     17,346

Property, plant and equipment, at cost:
  Machinery and equipment                               16,279     13,807
  Buildings and improvements                             7,958      8,706
  Land                                                     792        792
                                                        ------     ------
                                                        25,029     23,305
  Less accumulated depreciation                         14,347     14,048
                                                        ------     ------
                                                        10,682      9,257
                                                        ------     ------
                                                       $29,801    $26,603
                                                        ======     ======

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities on long-term debt                 $   401    $   367
  Accounts payable                                       1,659        700
  Accrued liabilities                                    4,426      3,220
  Income taxes payable                                     727        331
                                                        ------     ------
    Total current liabilities                            7,213      4,618

Long-term debt                                           1,560      1,961
Deferred tax liabilities                                   386        356
Commitments and contingencies                                -          -

Stockholders' equity:
  Common stock, without par value; 20,000,000
    shares authorized; 7,269,502 and 4,242,848
    shares issued in 1997 and 1996, respectively         6,690      5,926
  Retained earnings                                     21,844     13,742
                                                        ------     ------
                                                        28,534     19,668
  Less treasury stock, at cost,
    1,214,211 shares in 1997                             7,892          -
                                                        ------     ------
    Total stockholders' equity                          20,642     19,668
                                                        ------     ------
                                                       $29,801    $26,603
                                                        ======     ======
                           See accompanying notes.

                          RELIABILITY INCORPORATED
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)

                                                  Years Ended December 31,
                                                  ------------------------
                                                  1997     1996      1995
                                                  ----     ----      ----
Revenues:
  Product sales                                 $26,908  $22,770   $23,154
  Services                                       20,312   12,990    10,776
                                                 ------   ------    ------
                                                 47,220   35,760    33,930
Costs and expenses:
  Cost of product sales                          11,108   10,132    10,224
  Cost of services                               12,545    7,895     6,613
  Marketing, general and administrative           9,679    8,043     8,862
  Research and development                        1,578    2,197     2,227
                                                 ------   ------    ------
                                                 34,910   28,267    27,926
                                                 ------   ------    ------
Operating income                                 12,310    7,493     6,004
Interest expense, net                                66       53        60
                                                 ------   ------    ------
Income before income taxes                       12,244    7,440     5,944
Provision for income taxes                        4,112    2,594     1,881
                                                 ------   ------    ------
Net income                                      $ 8,132  $ 4,846   $ 4,063
                                                 ======   ======    ======

Earnings per share:
  Basic                                         $  1.25  $   .57   $   .48

  Diluted                                       $  1.23  $   .57   $   .48

Weighted average number of shares used in
  earnings per share calculations:
  Basic                                           6,500    8,486     8,486

  Diluted                                         6,604    8,486     8,486





















                           See accompanying notes.

                          RELIABILITY INCORPORATED
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                  Years Ended December 31,
                                                  ------------------------
                                                   1997     1996      1995
                                                   ----     ----      ----
Cash flows from operating activities:
  Net income                                     $ 8,132  $ 4,846   $ 4,063
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization                1,613    1,438     1,174
      Change in deferred tax assets
        and liabilities                              189     (105)     (218)
      Provision for inventory obsolescence           233    1,043       179
      Loss (gain) on disposal of fixed assets          6      (47)      (24)
  Increase (decrease) in operating cash flows:
      Accounts receivable                         (2,565)   4,301    (5,987)
      Inventories                                 (1,230)    (284)   (1,998)
      Prepaid income taxes                           286     (286)        -
      Other current assets                           (52)    (138)      197
      Accounts payable                               959     (675)    1,006
      Accrued liabilities                          1,206     (870)    2,091
      Income taxes payable                           396     (355)      669
                                                  ------   ------    ------
        Total adjustments                          1,041    4,022    (2,911)
                                                  ------   ------    ------
Net cash provided by operating activities          9,173    8,868     1,152
                                                  ------   ------    ------
Cash flows from investing activities:
  Expenditures for property, plant and equipment  (3,046)  (1,754)   (8,268)
  Proceeds from sale of equipment                      2       85        74
                                                  ------   ------    ------
Net cash (used) in investing activities           (3,044)  (1,669)   (8,194)
                                                  ------   ------    ------
Cash flows from financing activities:
  Payments on long-term debt                        (367)    (247)      (65)
  Proceeds from issuance of common and
    treasury stock pursuant to stock option
    and employee stock savings plans                 957        -         -
  Purchase of treasury stock                      (8,256)       -         -
  Borrowings under revolving credit facility       6,969        -         -
  Payments under revolving credit facility        (6,969)       -         -
  Issuance of mortgage payable                         -        -     2,640
  Other                                              141        -         -
                                                  ------   ------    ------
Net cash (used) provided by financing activities  (7,525)    (247)    2,575
                                                  ------   ------    ------
Net (decrease) increase in cash and
  cash equivalents                                (1,396)   6,952    (4,467)

Cash and cash equivalents:
  Beginning of year                                8,504    1,552     6,019
                                                  ------   ------    ------
  End of year                                    $ 7,108  $ 8,504   $ 1,552
                                                  ======   ======    ======






                           See accompanying notes.

                            RELIABILITY INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 Years Ended December 31, 1997, 1996, and 1995
                                 (In thousands)



                                                         Treasury Stock
                               Common Stock               (at cost)
                              --------------  Retained --------------  Total
                              Shares  Amount  Earnings Shares  Amount  Amount
                              ------  ------  -------- ------  ------  ------
Balance at December 31, 1994    4,243   $5,926   $4,833      -  $    -  $10,759
Net income                                        4,063                   4,063
                                -----   ------   ------ ------   -----   ------
Balance at December 31, 1995    4,243    5,926    8,896      -       -   14,822
  Net income                                      4,846                   4,846
                                -----   ------   ------ ------   -----   ------
Balance at December 31, 1996    4,243    5,926   13,742      -       -   19,668
  Net income                                      8,132                   8,132
  Purchase of treasury stock                            (1,270) (8,256)  (8,256)
  Treasury shares issued for
    exercise of stock options              154              23     149      303
  Stock dividend                2,999       30      (30)                      -
  Shares issued for exercise
    of stock options               28      130                              130
  Treasury shares issued
    pursuant to employee
    stock savings plan                     309              33     215      524
  Other                                    141                              141
                                -----    -----   ------ ------  ------   ------
Balance at December 31, 1997    7,270   $6,690  $21,844 (1,214)$(7,892) $20,642
                                =====    =====   ====== ======  ======   ======



























                             See accompanying notes.

                          RELIABILITY INCORPORATED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 1997

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS

    Reliability Incorporated is a United States based corporation with operations in the United States, Singapore and Costa Rica. The Company and its subsidiaries are principally engaged in the design, manufacture and sale of equipment used to test and condition integrated circuits. The Company and its subsidiaries also operate service facilities which condition and test integrated circuits as a service to others and manufacture and sell power sources, primarily a line of DC to DC power converters. The Company's Testing Products are sold to companies that manufacture semiconductor products and are shipped to locations in the U.S., Europe, Asia and Pacific Rim countries. Services are provided principally to two customers, one in the U.S. and one in Singapore. The Company's U.S. services facility will be closed in the second quarter of 1998 (See Note 11). Power Sources are sold to U.S., European and Asian based companies that design and sell electronic equipment.

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

    INVENTORIES

    Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include:
                                                           1997       1996
                                                           ----       ----
                                                           (In thousands)

Raw materials                                             $1,611     $1,874
Work-in-progress                                           2,189        872
Finished goods                                               356        413
                                                           -----      -----
                                                          $4,156     $3,159
                                                           =====      =====

    Inventories are presented net of reserves for excess and obsolete inventories of $871,000 and $1,509,000 as of December 31, 1997 and 1996, respectively.

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1997

    PROPERTY, PLANT AND EQUIPMENT

    For financial statement purposes, depreciation is computed principally on the straight-line method using lives of 6 years for leasehold improvements and 30 years for buildings and the straight-line and double-declining balance methods using lives from 2 to 8 years for machinery and equipment.

    STOCK DIVIDEND

    On September 5, 1997, the Company's Board of Directors declared a two-for-one stock split effected as a 100% stock dividend to be distributed on October 6, 1997, to shareholders of record on September 22, 1997. The stock split was recorded by a transfer of $30,000 from retained earnings to common stock, representing $.01 value for each additional share issued. Weighted average share and per share data, stock option information and employee stock savings plan information have been restated to reflect the stock split. Treasury stock information has not been restated because the stock split in the form of a dividend did not apply to treasury stock.

    STOCK OPTIONS

    The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), in accounting for the 1997 Stock Option Plan because the alternative fair value accounting under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, compensation expense is recognized only to the extent the exercise price of stock options exceeds the fair value of the Company's common stock on the measurement date, if any.

    REVENUE RECOGNITION

    Generally, revenues for the sales of products and services are recognized when products are shipped and services are provided unless the Company has obligations remaining under the purchase orders, in which case, revenue is deferred until all obligations are satisfied. Sales returns have historically been immaterial.

    WARRANTY

    The Company warrants products sold to customers for up to three years from shipment. A provision for estimated future warranty costs, which historically have been low, is recorded upon shipment.

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

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1997

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

    The Company sells its products and services to a limited number of customers (See Notes 5 and 11).

    The Company's revenues are primarily denominated in U.S. dollars and thus the risks of foreign exchange fluctuations are generally not material.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The recorded amounts of cash, accounts receivable, accounts payable, and accrued liabilities as presented in the financial statements approximate fair value because of the short-term maturity of these instruments. The recorded amount of long-term debt approximates fair value as the actual interest rate approximates current competitive rates.

    EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS 128 replaces the presentation of primary and fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15, "Earnings per Share" ("APB 15"), with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company adopted SFAS 128 in the quarter ended December 31, 1997 and has, as required by the statement, restated all prior-period EPS data.

    DEFERRED INCOME TAXES

    Deferred income taxes are provided under the liability method and reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

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

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1997


    RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Both standards must be adopted in 1998 and are not expected to have a significant impact on the Company's disclosures.

2.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

    During 1997, the Company amended its Loan Agreement with Wells Fargo Bank Texas, N.A. to increase its credit availability to $4 million (compared to $2.0 million at December 31, 1996) and to extend the term of the Loan Agreement to December 31, 1999. Interest is payable at the bank's prime rate minus 1/4% (8 1/4% at December 31, 1997). The unpaid principal of the note is due December 31, 1999. The loan agreement provides for a revolving line of credit, secured by substantially all assets of the Company which are located in the U.S., except for land and buildings. The credit facility requires compliance with certain financial loan covenants related to the Company's current ratio, debt service coverage and funded debt to net income before income taxes plus non-cash items plus interest expense. The agreement prohibits the payment of cash dividends by the Company unless otherwise agreed to by the bank. The Company was in compliance with the financial requirements of the agreement at December 31, 1997, and there were no balances outstanding under the agreement at December 31, 1997 or 1996.

    The Company's Singapore subsidiary maintains an agreement with a Singapore bank to provide an overdraft facility of 500,000 Singapore Dollars (U.S. $301,000 at December 31, 1997) to the subsidiary at the bank's prime rate plus 1% (8% at December 31, 1997). There were no balances outstanding at December 31, 1997, but amounts utilized under letter of credit commitments totaled $138,000, resulting in credit availability of $163,000 at December 31, 1997. The loan is collateralized by all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank, and continuation of the credit facility is at the discretion of the bank.

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1997

    Long-term debt at December 31, consisted of the following:

                                                            1997      1996
                                                            ----      ----
                                                             (In thousands)
Mortgage payable; due in monthly installments
   of $26,777 ($46,777 as explained below),
   including interest at 9%                                $1,961    $2,328
Revolving line of credit (described above)                      -         -
                                                            -----     -----
                                                            1,961     2,328
Less current maturities                                       401       367
                                                            -----     -----
    Long-term debt due after one year                      $1,560    $1,961
                                                            =====     =====

    The mortgage was payable in 180 equal monthly installments, including interest at 9%. The Company began paying an additional principal payment of $20,000 each month in 1996. Current maturities and aggregate maturities as of December 31, 1997 assume the Company will continue making the additional $20,000 principal payment, resulting in the note being paid in full in 84 payments. The mortgage is collateralized by land and a building. The aggregate maturities of the note for the next five years are: 1998 - $401,000; 1999 - $439,000; 2000 - $480,000; 2001 - $525,000; and 2002 -
$116,000.

    Interest paid on debt during 1997, 1996 and 1995 was $288,000, $224,000, and $245,000, respectively.

    Interest expense (income) is presented net as follows:

                                                     1997     1996    1995
                                                     ----     ----    ----
                                                          (In thousands)

Interest expense                                     $ 288    $ 229   $ 249
Interest (income)                                     (222)    (176)   (189)
                                                       ---      ---     ---
   Interest expense, net                             $  66    $  53   $  60
                                                       ===      ===     ===
3.  INCOME TAXES

    The provision for income taxes is based on income before income taxes as follows:

     Geographic area                               1997     1996      1995
     ---------------                               ----     ----      ----
                                                       (In thousands)

United States                                    $ 9,695   $5,925    $5,814
Foreign                                            2,839    1,533       327
Eliminations and corporate items                    (290)     (18)     (197)
                                                  ------    -----     -----
                                                 $12,244   $7,440    $5,944
                                                  ======    =====     =====

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1997

    The components of the provision for income taxes are as follows:

                                                 Current   Deferred   Total
                                                 -------   --------   -----
                                                       (In thousands)
     1997
     ----
Federal                                           $3,059    $  36    $3,095
Foreign                                              586      153       739
State                                                278        -       278
                                                   -----     ----     -----
                                                  $3,923     $189    $4,112
                                                   =====     ====     =====

     1996
     ----
Federal                                           $2,238    $(133)   $2,105
Foreign                                              275       28       303
State                                                186        -       186
                                                   -----     ----     -----
                                                  $2,699    $(105)   $2,594
                                                   =====     ====     =====
     1995
     ----
Federal                                           $1,965    $(273)   $1,692
Foreign                                                -       55        55
State                                                134        -       134
                                                   -----     ----     -----
                                                  $2,099    $(218)   $1,881
                                                   =====     ====     =====

    The differences between the effective rate reflected in the provision for income taxes on income before income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% are analyzed below:

                                                   1997     1996      1995
                                                   ----     ----      ----
                                                       (In thousands)

Provision at statutory rate                       $4,163   $2,530    $2,021
State income taxes                                   183      123        89
Tax effects of:
  Lower effective income tax rates related
    to undistributed foreign earnings               (429)       -         -
  Foreign expenses for which a tax benefit
   is not available                                  201        -        87
  Foreign tax benefit of export processing
   exemption                                           -      (63)        -
Change in valuation allowance                       (168)       -      (389)
Other                                                162        4        73
                                                   -----    -----     -----
                                                  $4,112   $2,594    $1,881
                                                   =====    =====     =====

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1997

    The significant components of the Company's net deferred tax liabilities and assets are as follows:
                                                   1997     1996      1995
                                                   ----     ----      ----
                                                       (In thousands)
Deferred tax liabilities:
  Depreciation                                     $ 333   $  195     $ 155
  Undistributed earnings of foreign subsidiary         -      144         -
  Other                                               53       17        24
                                                    ----   ------      ----
    Total deferred tax liabilities                   386      356       179
                                                    ----   ------      ----
Deferred tax assets:
  Inventory reserves                                (296)    (505)     (224)
  Accrued expenses not currently deductible         (301)    (223)     (257)
  Foreign tax credits                                  -     (473)     (470)
  Other                                               (4)     (32)        3
                                                    ----   ------      ----
    Total deferred tax assets                       (601)  (1,233)     (948)
Valuation allowance                                    -      473       470
                                                    ----   ------      ----
    Deferred tax assets, net of valuation
      allowance                                     (601)    (760)     (478)
                                                    ----   ------      ----
Net deferred tax (asset)                           $(215) $  (404)    $(299)
                                                    ====   ======      ====

    Valuation allowances were provided in 1996 and 1995 since realization of a portion of the deferred tax assets was uncertain. The reduction in the valuation allowance in 1997 resulted from the pending expiration of the related foreign tax credits. These foreign taxes were deducted as expenses prior to their expiration, resulting in a partial realization of the deferred tax asset equal to $168,000.

    The Company's Singapore subsidiary has available an investment allowance grant which provides a reduction in Singapore income taxes based on the subsidiary's investment in certain fixed assets during the period September 1995 through September 1998. The total tax benefit available to the subsidiary is approximately $425,000, of which $275,000 has been recorded as a reduction of income tax expense as of December 31, 1997. The future benefit available at December 31, 1997 is approximately $150,000. The tax benefit associated with the investment allowance may be refundable if conditions specified in the agreement are not met. The agreement requires that the subsidiary expend an additional $950,000 on qualified fixed assets prior to September 1998.

    Effective January 1, 1997, the Company changed its policy with respect to providing United States income taxes on undistributed earnings of a foreign subsidiary. Increasing demand for services provided by the subsidiary necessitates permanently reinvesting future earnings of the subsidiary. Deferred United States income taxes have not been provided on $2,700,000 of earnings that were accumulated after January 1, 1997. Earnings prior to January 1, 1997 on which United States taxes have been provided total $3,200,000 at December 31, 1997.

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1997


    Net income for 1996 included income of a subsidiary operating in Costa Rica under an export processing tax exemption. The subsidiary is exempt from Costa Rica income tax through 1999 and is 50% exempted for 2000 through 2003. A tax benefit of $63,000 was recorded in 1996 related to income of the subsidiary in 1996. The subsidiary operated at a loss in 1997 and 1995.

    Net cash payments for income taxes during 1997, 1996 and 1995 were $3,357,000, $3,351,000, and $1,443,000, respectively.

4.  STOCKHOLDERS' EQUITY

    TREASURY STOCK

    In March 1997, the Company purchased 1,270,221 shares of its common stock from a stockholder for $6.50 per share. Shareholders approved the 1997 Stock Option Plan in April 1997, and treasury stock was used to issue shares under the option plan. The treasury stock is also used to fund the Company's contributions to its employee stock savings plan.

    STOCK OPTIONS

    In February 1997, the Company's Board of Directors adopted, and in April 1997 the shareholders approved, the 1997 Stock Option Plan ("Option Plan"), under which 1,000,000 shares of common stock were made available for future grants. The Option Plan permits the granting of both incentive stock options, as defined under the Internal Revenue Code, and non-qualified options to directors, executive officers and other key employees of the Company and its subsidiaries. The term and vesting of each option will be fixed by the Board of Directors. The term of each option may not exceed 10 years for incentive stock options. The exercise price is the fair market value of the Company's common stock on the date the option is granted. Incentive stock options generally vest in three equal installments beginning six months after the option award. The second and third installments are on March 1, one and two years after the initial vesting date. Non-qualified options vest on the date granted. All option awards require that the recipients own shares of common stock. The required stock ownership begins approximately two years after the option grant date and increases in three to five annual increments. Unexercised options terminate in installments if the required number of shares of common stock is not owned on the specified date. The number of shares available for future grant was 576,000 at December 31, 1997.

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1997

    A summary of the Option Plan activity for the year ended December 31, 1997 is as follows:
                                                                   Weighted
                                                                    Average
                                                                   Exercise
                                                       Options       Price
                                                       -------     --------

     Outstanding at beginning of year                      -0-       $ -0-
     Granted                                           424,000        5.92
     Exercised                                         (74,000)       3.50
                                                       -------        ----
     Outstanding at end of year                        350,000       $6.43
                                                       =======        ====
     Weighted average fair value of
      options granted                                                $4.49
                                                                      ====


    The following table summarizes information about stock options outstanding and exercisable at December 31, 1997:

                                                                  Exercis-
                                Weighted  Outstanding               able
                                 Average   Weighted                Weighted
                  Number of     Remaining   Average   Number of    Average
    Exercise       Options     Contractual Exercise    Options    Exercise
      Price      Outstanding  Life in Years  Price   Exercisable    Price
    ----------   -----------  ------------- --------  ------------ --------

     $ 3.50       266,000          9.2     $ 3.50      120,000    $ 3.50
      13.31        54,000          9.2      13.31            -     13.31
      20.25        30,000          9.2      20.25       15,000     20.25
                  -------                   -----      -------     -----
                  350,000                  $ 6.43      135,000    $ 5.35
                  =======                   =====      =======     =====

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1997

    STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

    SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost in the financial statements for such plans using the intrinsic value based method prescribed by APB 25, provided that certain pro forma disclosures are made of net income or loss, assuming the fair value based method of SFAS 123 had been applied. For purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during 1997 using the Black-Scholes pricing model and the following weighted average assumptions:


     Risk-free interest rate                                        6.48%
     Expected lives                                            5.3 years
     Expected volatility                                              64%
     Expected dividend yield                                           0%

    To estimate expected lives of options for this valuation, it was assumed options will be exercised at varying schedules after becoming fully vested. All options are initially assumed to vest. Cumulative compensation cost recognized in pro forma net income with respect to options that are forfeited prior to vesting will be adjusted as a reduction of pro forma compensation expense in the period of forfeiture.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. If the Company had accounted for its stock-based compensation plan in 1997 in accordance with SFAS 123, the Company's net income and earnings per share would have been reported as follows (in thousands, except per share data):

     Net income:
      As reported                                                 $8,132
                                                                   =====
      Pro forma                                                   $7,232
                                                                   =====
     Earnings per share:
      As reported - basic                                         $ 1.25
                                                                   =====
      Pro forma - basic                                           $ 1.11
                                                                   =====
      As reported - diluted                                       $ 1.23
                                                                   =====
      Pro forma - diluted                                         $ 1.09
                                                                   =====

     The pro forma disclosures above are not necessarily indicative of the effects of applying SFAS 123 in future years.

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1997

5.  INFORMATION ON BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

    The Company operates in three industry segments: (1) manufacture of testing products which are used in the testing and conditioning of integrated circuits, (2) services which condition and test integrated circuits and (3) manufacture of power sources. Corporate assets are cash investments which are classified as cash equivalents.

    Financial information by industry segment is as follows:

                                                   1997     1996      1995
                                                   ----     ----      ----
                                                       (In thousands)
Revenues from unaffiliated customers:
  Testing products                               $23,464  $17,697   $18,583
  Services                                        20,312   12,990    10,776
  Power sources                                    3,444    5,073     4,571
                                                  ------   ------    ------
                                                 $47,220  $35,760   $33,930
                                                  ======   ======    ======
Operating income (loss):
  Testing products                               $ 8,012  $ 4,243   $ 4,316
  Services                                         4,975    3,098     2,163
  Power sources                                     (270)     603        91
  General corporate expenses                        (407)    (451)     (566)
                                                  ------   ------    ------
                                                 $12,310  $ 7,493   $ 6,004
                                                  ======   ======    ======
Identifiable assets:
  Testing products                               $13,393  $ 8,649   $14,563
  Services                                        10,927    8,205     6,374
  Power sources                                    2,191    2,580     2,790
  General corporate assets                         3,290    7,169         -
                                                  ------   ------    ------
                                                 $29,801  $26,603   $23,727
                                                  ======   ======    ======
Depreciation:
  Testing products                                 $ 538  $   520   $   446
  Services                                           970      811       575
  Power sources                                      105      107       143
                                                  ------   ------    ------
                                                 $ 1,613  $ 1,438   $ 1,164
                                                  ======   ======    ======
Capital expenditures:
  Testing products                                $  641  $   368   $ 4,176
  Services                                         2,331    1,345     3,226
  Power sources                                       74       41       866
                                                  ------   ------    ------
                                                 $ 3,046  $ 1,754   $ 8,268
                                                  ======   ======    ======

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1997

    Financial information by geographical area is as follows:

                                                   1997      1996     1995
                                                   ----      ----     ----
                                                       (In thousands)
Revenues from unaffiliated customers:
  United States                                  $28,027  $22,492   $23,212
  Asia and Pacific                                15,749    8,195     6,147
  Central America                                  3,444    5,073     4,571

Intergeographic revenues:
  United States                                    1,823      649       678
  Asia and Pacific                                   317       58       202
  Eliminations                                    (2,140)    (707)     (880)
                                                  ------   ------    ------
                                                 $47,220  $35,760   $33,930
                                                  ======   ======    ======

Operating income (loss):
  United States                                  $ 9,752  $ 5,858   $ 6,113
  Asia and Pacific                                 3,235    1,483       366
  Central America                                   (270)     603        91
  General corporate expenses                        (407)    (451)     (566)
                                                  ------   ------    ------
                                                 $12,310  $ 7,493   $ 6,004
                                                  ======   ======    ======
Identifiable assets:
  United States                                  $19,570  $19,591   $17,578
  Asia and Pacific                                 8,093    4,456     3,357
  Central America                                  2,138    2,556     2,792
                                                  ------   ------    ------
                                                 $29,801  $26,603   $23,727
                                                  ======   ======    ======

    Intersegment sales, which are not material, and intergeographic sales of manufactured products are priced at cost plus a reasonable profit.

    The Company provides products and services to companies in the electronics and semiconductor industries, many of which are industry leaders. There are a limited number of companies which purchase testing products and services sold by the Company. The Company's four largest customers accounted for approximately 90%, 82%, and 80% of consolidated revenues in 1997, 1996 and 1995, respectively. Accounts receivable are generally due within 30 days, and collateral is not required due to the credit worthiness of the customers to which the Company sells.

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1997

    The Company had export revenues from its United States operation to the following geographical areas:
                                                   1997     1996      1995
                                                   ----     ----      ----
                                                        (In thousands)

Asia and Pacific                                 $ 8,006   $2,337   $10,677
Europe                                             5,611    3,046     1,336
North America and other                              224      377        21
                                                  ------    -----    ------
                                                 $13,841   $5,760   $12,034
                                                  ======    =====    ======

    The Company's revenues are concentrated in the electronics industry; however, the Company's customers operate in diverse markets and geographic areas. Revenues from major customers, as a percent of total revenues and industry segments, are as follows:

                               Total     Testing                      Power
                             Revenues   Products        Services     Sources
                             --------   --------        --------     -------
     1997
     ----
Customer A                     32%           -%           75%           -%
Customer B                     29           58             -            -
Customer C                     19           38             -            -
Customer D                     10            -            24            -

     1996
     ----
Customer A                     22%           -%           60%           -%
Customer B                     32           64             -            -
Customer C                     14           28             -            -
Customer D                     14            -            38            -

     1995
     ----
Customer A                     18%           -%           54%           6%
Customer B                     18           33             -            -
Customer C                     30           55             -            -
Customer D                     14            -            45            -

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

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1997

6.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                   1997     1996     1995
                                                   ----     ----     ----
Numerator for basic and diluted
  earnings per share - net income                 $8,132   $4,846   $4,063
                                                  ======   ======   ======

Denominator:
  Denominator for basic earnings per
    share - weighted average shares
    outstanding                                    6,500    8,486    8,486

  Dilutive effect assuming conversion of
    stock options (as determined by the
    application of the treasury stock method)        104        -        -
                                                  ------   ------   ------
  Denominator for diluted earnings per
    share - adjusted weighted average
    shares and assumed conversions                 6,604    8,486    8,486
                                                  ======   ======   ======

Earnings per share:
  Basic                                           $ 1.25   $  .57   $  .48
                                                  ======   ======   ======
  Diluted                                         $ 1.23   $  .57   $  .48
                                                  ======   ======   ======

    Shares and earnings per share have been adjusted to reflect the two-for-one stock split effected in the form of a dividend in September 1997.

    There were 30,000 options to purchase shares of common stock that were outstanding during the fourth quarter of 1997 that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

7.  EMPLOYEE STOCK SAVINGS PLAN

    The Company sponsors an Employee Stock Savings Plan and Trust (the "Plan"). United States employees of the Company who have completed at least six months of service become participants in the Plan. The Plan allows an employee to contribute up to 15% of defined compensation to the Plan and to elect to have contributions not be subject to Federal income taxes under
Section 401(k) of the Internal Revenue Code. The Company contributes a matching amount to the Plan equal to 50% of the employee's contribution, to a maximum of 2%, for employees who contribute 2% or more. The Company also contributes, as a voluntary contribution, an amount equal to 1% of the defined compensation of all participants and effective January 1, 1997, contributes a profit sharing amount based on the consolidated profits of the

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1997

Company.  The maximum profit sharing contribution is 5% of compensation.
The Company's contribution for matching, voluntary and profit sharing contributions amounted to $501,000 in 1997, $129,000 in 1996, and $121,000 in 1995. Employee contributions may be invested in Company stock or other investment options offered by the Plan. The Company's contributions vest with the employee over seven years and are invested solely in Company stock.

    The Company, in May 1992, registered and reserved 500,000 shares of common stock for sale to the Plan. The Plan purchased, in the open market, 26,867, 35,550, and 124,152 shares during 1997, 1996, and 1995, for an aggregate purchase price of $525,000, $116,000, and $270,000, respectively. During 1997, the Plan purchased 33,110 shares of treasury stock from the Company for an aggregate purchase price of $524,000. The purchase price per share for treasury stock was the closing price on the day prior to purchase by the Plan. At December 31, 1997, 191,000 reserved shares remain unissued under the registration statement.

8.  COMMITMENTS

    The Company has leased various manufacturing and office facilities under non-cancelable operating lease agreements. Rental expense for 1997, 1996 and 1995 was $273,000, $388,000, and $529,000, respectively.

    The Company leases a conditioning services and office facility under a non-cancelable operating lease agreement, expiring in May 2000. Future minimum rental payments under the lease are: 1998 - $384,000; 1999 - $409,000; and 2000 - $209,000.

    The Company leases manufacturing and office space in its U.S. facility to a third party under an agreement expiring in January 2001. Rental income for 1997, 1996 and 1995 was $180,000, $182,000, and $96,000, respectively.
Future income under the lease will be: 1998 - $179,000; 1999 - $179,000; 2000 - $179,000; subsequent to 2000 - $15,000.

9.  ACCRUED LIABILITIES

    Accrued liabilities consist of the following:
                                                             1997    1996
                                                             ----    ----
                                                            (In thousands)

Payroll                                                     $3,670  $2,644
Warranty                                                       188     102
Other                                                          568     474
                                                             -----   -----
                                                            $4,426  $3,220
                                                             =====   =====

10.  RELATED PARTY TRANSACTIONS

    The spouse of an employee of the Company has an ownership interest in a company that provided computer software development and technical assistance for certain products sold by the Company. The technical assistance agreement with the company expired in June 1996. The net expense

                          RELIABILITY INCORPORATED
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                              December 31, 1997

accrued related to these transactions, including royalties, amounted to $131,000 and $420,000 during 1996 and 1995, respectively. There were no amounts payable to such company at December 31, 1997, or 1996.

11.  SUBSEQUENT EVENT

     The Company's North Carolina services facility provides service to one customer. The customer notified the Company in January 1998 that it is necessary to reduce the output of DRAMs burned-in and tested by the Company's Durham facility. As a result, the Company will close the Durham facility in April 1998. The facility accounted for approximately 10% of Reliability's consolidated revenues in 1997, but the closure in 1998 had no effect on 1997 revenues. Reliability currently estimates the cost of closing the facility to be approximately $500,000, which includes severance pay, loss on disposal of assets and operating costs subsequent to the shut-down date.

12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data are as follows (in thousands, except per share amounts):
                                 First      Second     Third     Fourth
                                Quarter     Quarter   Quarter    Quarter
                                -------     -------   -------    -------
      1997
      ----
Net sales                        $6,691     $12,609   $13,494    $14,426
Gross profit                      2,981       6,547     7,046      6,993
Net income                          739       2,323     2,667      2,403
Earnings per share:
  Basic                             .09         .39       .45        .40
  Diluted                           .09         .39       .43        .39

     1996
     ----
Net sales                        $6,758      $9,409   $ 8,804    $10,789
Gross profit                      3,719       4,659     4,493      4,862
Net income                          691       1,285     1,348      1,522
Earnings per share:
  Basic                             .08         .15       .16        .18
  Diluted                           .08         .15       .16        .18

     All per share amounts have been restated to give effect to a two-for-one stock split effected as a stock dividend and the adoption of SFAS 128 (See Notes 1 and 6).

                          RELIABILITY INCORPORATED
        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                Years Ended December 31, 1997, 1996 and 1995

                               (In thousands)


                                               1997       1996        1995
                                               ----       ----        ----
Reserves for obsolete and excess Inventory:
  Reserves at beginning of year               $1,509     $  626      $  630
  Additions charged to costs and expenses        233      1,043         179
  Amounts charged to reserve                    (871)      (160)       (183)
                                               -----      -----       -----
  Reserves at end of year                     $  871     $1,509      $  626
                                               =====      =====       =====

                          RELIABILITY INCORPORATED

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    Not applicable.

                                  PART III

   In accordance with paragraph (3) of General Instruction G to Form 10-K,
Part III of this Report is omitted because the Company will file with the Securities and Exchange Commission not later than 120 days after the end of 1997 a definitive proxy statement pursuant to Regulation 14A involving the election of directors.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a) The following financial statements are filed as part of this report:

          1. Consolidated Financial Statements and Supplementary Data. Listed in the Index to Financial Statements provided in response to Item 8 hereof (see p. F-1 for Index).

          2. Financial Statement Schedule. Listed in the Index to Financial Statements provided in response to Item 8 hereof (see p. F-1 for Index).

    (b)   The following exhibits are filed as part of this report:

          3.1 Restated Articles of Incorporation (with amendment). Reference is made to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

          3.2 Amended and Restated Bylaws. Reference is made to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

          3.3 Amendment to Amended and Restated Bylaws. Reference is made to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

          4.1 Third Amendment to Loan Agreement, as of December 31, 1997, between Reliability Incorporated and Wells Fargo Bank (Texas) National Association.

          21.    List of subsidiaries.

          23. Consent of Independent Auditors dated March 13, 1998 related to Employee Stock Savings Plan and Trust.

          23.1 Consent of Independent Auditors dated March 13, 1998 related to 1997 Stock Option Plan.

          27.    Financial Data Schedule.

    (c) No reports on Form 8-K were required to be filed by the Company during the last quarter of the fiscal year covered by this report.

                          RELIABILITY INCORPORATED

                                 SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  March 16, 1998
                               RELIABILITY INCORPORATED (Registrant)




                               BY    /s/    Max T. Langley
                               Max T. Langley, Senior Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE:  March 16, 1998
                               BY    /s/     Larry Edwards
                                Larry Edwards, Chairman of the Board of
                                       Directors, President and
                                        Chief Executive Officer

DATE:  March 16, 1998
                               BY    /s/    Max T. Langley
                                Max T. Langley, Senior Vice President,
                                       Chief Financial Officer,
                                     Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


       /s/    Larry Edwards          DATE:  March 16, 1998
         Larry Edwards, Director


       /s/    W. L. Hampton          DATE:  March 16, 1998
         W. L. Hampton, Director


       /s/   John R. Howard          DATE:  March 16, 1998
        John R. Howard, Director


       /s/ Thomas L. Langford        DATE:  March 16, 1998
      Thomas L. Langford, Director


       /s/ A. C. Lederer, Jr.        DATE:  March 16, 1998
      A. C. Lederer, Jr., Director


       /s/Philip Uhrhan              DATE:  March 16, 1998
         Philip Uhrhan, Director

                          RELIABILITY INCORPORATED

                              INDEX TO EXHIBITS


Exhibit                                                           Page
 Number                   Description of Exhibits                Number
-------                   -----------------------                ------

   4.1      Third Amendment to Loan Agreement, as of
              December 31, 1997, between Reliability Incor-
              porated and Wells Fargo Bank (Texas) National
              Association.                                         26

   21.      List of Subsidiaries.                                  31

   23.      Consent of Independent Auditors dated                  32
              March 13, 1998 related to Employee
              Stock Savings Plan and Trust.

   23.1     Consent of Independent Auditors dated                  33
              March 13, 1998 related to 1997 Stock
              Option Plan.

   27.      Financial Data Schedule.                               34