Form 10-Q
period 1998-03-31
RELIABILITY INC
filed 1998-05-14
CIK 34285

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1998 Commission File Number 0-7092


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

                    6,093,997 -- Common Stock -- No Par Value
                            as of May 8, 1998

                        RELIABILITY INCORPORATED
                                FORM 10-Q

                            TABLE OF CONTENTS

                             March 31, 1998


                     PART I - FINANCIAL INFORMATION

                                                                 Page No.


Item 1.  Financial Statements (unaudited):

         Consolidated Balance Sheets:
            March 31, 1998 and December 31, 1997                    3-4

         Consolidated Statements of Income:
            Three Months Ended March 31, 1998 and 1997                5

         Consolidated Statements of Cash Flows:
            Three Months Ended March 31, 1998 and 1997                6

         Notes to Consolidated Financial Statements                7-11

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    12-15


                       PART II - OTHER INFORMATION

Item 1.
  through
Item 3.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders         16

Item 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.                           16

Signatures                                                           17


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

                     PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                        RELIABILITY INCORPORATED
                       CONSOLIDATED BALANCE SHEETS
                             (In thousands)

                                 ASSETS

                                                 March 31,   December 31,
                                                   1998          1997
                                                (unaudited)

Current assets:
  Cash and cash equivalents                      $ 6,980       $ 7,108
  Accounts receivable                              7,574         6,753
  Inventories                                      3,106         4,156
  Deferred tax assets                                589           601
  Other current assets                               421           501
                                                 -------       -------
    Total current assets                          18,670        19,119
                                                 -------       -------
Property, plant and equipment at cost:
  Machinery and equipment                         12,128        16,279
  Building and improvements                        4,973         7,958
  Land                                               530           792
                                                 -------       -------
                                                  17,631        25,029
    Less accumulated depreciation                  9,757        14,347
                                                 -------       -------
                                                   7,874        10,682
                                                 -------       -------

Assets held for sale                               2,642             -
                                                 -------       -------
                                                 $29,186       $29,801
                                                 =======       =======






















                         See accompanying notes

                        RELIABILITY INCORPORATED
                       CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share data)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                March 31,    December 31,
                                                   1998          1997
                                               (unaudited)

Current liabilities:
  Current maturities on long-term debt           $ 1,045       $   401
  Accounts payable                                   805         1,659
  Accrued liabilities                              2,373         4,426
  Income taxes payable                             1,190           727
                                                 -------       -------
      Total current liabilities                    5,413         7,213
                                                 -------       -------

Long-term debt                                       719         1,560
Deferred tax liabilities                             437           386
Commitments and contingencies                          -             -

Stockholders' equity:
  Common stock, without par value;
    20,000,000 shares authorized; 7,287,502
    and 7,269,502 shares issued in 1998 and
    1997, respectively                             6,857         6,690
  Retained earnings                               23,631        21,844
                                                 -------       -------
                                                  30,488        28,534
  Less treasury stock, at cost, 1,210,942 and
    1,214,211 shares in 1998 and 1997,
    respectively                                   7,871         7,892
                                                 -------       -------
      Total stockholders' equity                  22,617        20,642
                                                 -------       -------
                                                 $29,186       $29,801
                                                 =======       =======






















                         See accompanying notes

                        RELIABILITY INCORPORATED
                    CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except per share data)

                      Three Months Ended March 31,

                                                   1998          1997
                                                       (unaudited)

Revenues                                         $11,480        $6,691

Costs and expenses:
  Cost of revenues                                 5,863         3,710
  Marketing, general and administrative            2,399         1,411
  Research and development                           614           405
  Provision for asset impairment                     100             -
                                                 -------       -------
                                                   8,976         5,526
                                                 -------       -------
Operating income                                   2,504         1,165
Interest (income) expense, net                       (44)           (3)
                                                 -------       -------
Income before income taxes                         2,548         1,168
                                                 -------       -------
Provision (benefit) for income taxes:
  Current                                            698           454
  Deferred                                            63           (25)
                                                 -------       -------
                                                     761           429
                                                 -------       -------
Net income                                       $ 1,787       $   739
                                                 =======       =======
Earnings per share:
  Diluted                                        $   .29       $   .09
                                                 =======       =======
  Basic                                          $   .29       $   .09
                                                 =======       =======
Weighted average shares:
  Diluted                                          6,210         8,062
                                                 =======       =======
  Basic                                            6,061         8,062
                                                 =======       =======



















                         See accompanying notes

                        RELIABILITY INCORPORATED
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)

                       Three Months Ended March 31,

                                                   1998          1997
                                                      (unaudited)
Cash flows from operating activities:
  Net income                                      $1,787        $  739
  Adjustments to reconcile net income to cash
    provided (used) by operating activities:
      Depreciation                                   485           360
      Change in deferred tax assets and
        liabilities                                   63           (25)
      Provision for inventory obsolescence             3            46
      Provision for asset impairment                 100             -
  Increase (decrease) in operating cash flows:
      Accounts receivable                           (821)           26
      Inventories                                  1,047        (1,660)
      Other current assets                            78            47
      Prepaid income taxes                             -           286
      Accounts payable                              (854)          823
      Accrued liabilities                         (2,053)       (1,716)
      Income taxes payable                           463            85
                                                  ------        ------
          Total adjustments                       (1,489)       (1,728)
                                                  ------        ------
Net cash provided (used) by
  operating activities                               298          (989)
                                                  ------        ------
Cash flows from investing activities:
  Expenditures for property, plant
    and equipment                                   (417)         (539)
                                                  ------        ------
Cash flows from financing activities:
  Payments on long-term debt                        (197)          (89)
  Borrowings under revolving credit facility           -         2,500
  Proceeds from issuance of common and treasury
    stock pursuant to stock option and employee
    stock savings plans                              169             -
  Purchase of treasury stock                           -        (8,256)
  Other                                               19             -
                                                  ------        ------
Net cash (used) by financing activities               (9)       (5,845)
                                                  ------        ------
Net (decrease) in cash                              (128)       (7,373)
Cash at beginning of period                        7,108         8,504
                                                  ------        ------
Cash at end of period                             $6,980        $1,131
                                                  ======        ======


Supplemental disclosures:
  Interest paid                                   $   43        $   52
                                                  ======        ======
  Income taxes paid                               $  201        $   81
                                                  ======        ======



                         See accompanying notes

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1998

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business
-----------------------

    Reliability Incorporated is a United States based corporation with operations in the United States, Singapore and Costa Rica. The Company and its subsidiaries are principally engaged in the design, manufacture and sale of equipment used to test and condition integrated circuits. The Company and its subsidiaries also operate service facilities which condition and test integrated circuits as a service to others and manufacture and sell power sources, primarily a line of DC to DC power converters. The Company's testing products are sold to companies that manufacture semiconductor products and are shipped to locations in the U.S., Europe, Asia and Pacific Rim countries. Services have been provided principally to only two customers, one in the U.S. (Durham, North Carolina) and one in Singapore. The Company's U.S. services facility will be closed in April 1998 (See Note
5). Power sources are sold to U.S., European and Asian based companies that design and sell electronic equipment.

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

Stock Dividend
--------------

    On September 5, 1997, the Company's Board of Directors declared a two-for-one stock split effected as a 100% stock dividend which was distributed on October 6, 1997, to shareholders of record on September 22, 1997. The stock split was recorded by a transfer of $30,000 from retained earnings to

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1998

common stock, representing $.01 value for each additional share issued. Weighted average share and per share data have been restated to reflect the stock split. Treasury stock information has not been restated because the stock split in the form of a dividend did not apply to treasury stock.

Segment Information
-------------------

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131 - "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Although SFAS No. 131 is effective beginning the first quarter of 1998, the Company has elected not to report segment information in interim financial statements in the first year of application consistent with the provisions of the statement.

Comprehensive Income
--------------------
    As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes new rules for reporting and display of comprehensive income and its components. The Company does not have any items of other comprehensive income, thus the adoption of SFAS No. 130 had no impact on the Company's net income or shareholders' equity. During the first quarter of 1998 and 1997, total comprehensive income amounts were $1,787,000 and $739,000, respectively, which are the same as net income.

Income Taxes
------------

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

    The differences between the effective rate reflected in the provision for income taxes on income before income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% are analyzed below (in thousands) for the three month periods ended:
                                                        March 31,
                                                   1998          1997

    Provision at statutory rate                    $ 866         $ 397

    Tax effects of:
      Lower effective income tax rates related
       to undistributed foreign earnings            (107)          (77)
      Foreign expenses for which a tax benefit is
        not available                                  -            79
      Foreign tax benefit of export processing
        exemption                                    (22)            -
    State income taxes                                13            11
    Other                                             11            19
                                                   -----         -----
        Provision for income taxes                 $ 761         $ 429
                                                   =====         =====

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              March 31, 1998

    Effective January 1, 1997, the Company changed its policy with respect to providing U.S. income taxes on undistributed earnings of a foreign subsidiary. Increasing demand for services provided by the subsidiary necessitates permanently reinvesting future earnings of the subsidiary. Deferred U.S. income taxes have not been provided on earnings of the subsidiary that were accumulated after January 1, 1997.

Inventories
-----------

    Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include (in thousands):
                                                 March 31,   December 31,
                                                   1998          1997

    Raw materials                                 $1,450        $1,611
    Work-in-progress                               1,507         2,189
    Finished goods                                   149           356
                                                  ------        ------
                                                  $3,106        $4,156
                                                  ======        ======

    Inventories are presented net of reserves for excess and obsolete inventories of $865,000 and $871,000 at March 31, 1998 and December 31, 1997, respectively.

2.  LONG-TERM DEBT AND SHORT-TERM BORROWINGS

    Long-term debt consisted of the following (in thousands):

                                                 March 31,  December 31,
                                                   1998         1997

    Mortgage payable; due in monthly install-
      ments of $26,777 ($96,777 as explained
      below), including interest at 9%            $1,764       $1,961
    Revolving line of credit (described below)         -            -
                                                  ------       ------
                                                   1,764        1,961
    Less current maturities                        1,045          401
                                                  ------       ------
    Long-term debt due after one year             $  719       $1,560
                                                  ======       ======

    The mortgage was payable in 180 equal monthly installments, including interest at 9%. The Company began paying an additional principal payment of $20,000 each month in 1997 and $70,000 each month in 1998. Current maturities as of March 31, 1998 assume the Company will continue making the additional $70,000 principal payment, resulting in the note being paid in full in 56 payments. The mortgage is collateralized by land and a building.

    During 1997, the Company amended its Loan Agreement with Wells Fargo Bank Texas, N.A. to increase its credit availability to $4 million (compared

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              March 31, 1998

to $2.0 million at December 31, 1996) and to extend the term of the Loan Agreement to December 31, 1999. Interest is payable at the bank's prime rate minus 1/4% (8 1/4% at March 31, 1998). The unpaid principal of the note is due December 31, 1999. The Loan Agreement provides for a revolving line of credit, secured by substantially all assets of the Company which are located in the U.S., except for land and buildings. The credit facility requires compliance with certain financial loan covenants related to the Company's current ratio, debt service coverage and funded debt to net income before income taxes plus non-cash items plus interest expense. The agreement prohibits the payment of cash dividends by the Company unless otherwise agreed to by the bank. The Company was in compliance with the financial requirements of the agreement at March 31, 1998, and there were no balances outstanding under the agreement at March 31, 1998 or December 31, 1997.

    The Company's Singapore subsidiary maintains an agreement with a Singapore bank to provide an overdraft facility to the subsidiary of 500,000 Singapore dollars (U.S. $311,000) at the bank's prime rate plus 1% (8.5% at March 31, 1998). There were no balances outstanding at March 31, 1998, but amounts utilized under letter of credit commitments totalled $143,000, resulting in credit availability of $168,000 at March 31, 1998. The loan is collateralized by all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank, and continuation of the credit facility is at the discretion of the bank.

    Interest expense (income), for the periods ended March 31, is presented net as follows (in thousands):
                                                    1998         1997

    Interest expense                                $ 43         $ 88
    Interest (income)                                (87)         (91)
                                                    ----         ----
    Interest (income) expense, net                  $(44)        $ (3)
                                                    ====         ====

3.  TREASURY STOCK PURCHASE

    In March 1997, the Company purchased 1,270,221 shares of its common stock from a stockholder for $6.50 per share. The treasury stock may be used to issue shares under the 1997 Stock Option Plan and to fund the Company's contributions to its employee stock savings plan.

4.  COMMITMENTS

    A subsidiary of the Company leases a conditioning services and office facility under a non-cancelable operating lease agreement, expiring in 2000. Future minimum rental payments under the lease at March 31, 1998 are as follows: 1998 - $210,000; 1999 - $294,000; and 2000 - $139,000.

    The Company leases manufacturing and office space in its U.S. facility to a third party under an agreement expiring in January 2001. Future income under the lease will be: 1998 - $134,000; 1999 - $179,000; 2000 - $179,000;
subsequent to 2000 - $15,000.

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              March 31, 1998

5.  SHUT-DOWN OF FACILITY AND ASSETS HELD FOR SALE

    The Company's North Carolina services facility accounted for approximately 10% of consolidated revenues in 1997 and has provided service to one customer. The customer notified the Company in January 1998 that it is necessary to reduce the output of DRAMs burned-in and tested by the Company's Durham facility. The Company recorded a $100,000 impairment reserve related to the machinery and equipment located at the Durham facility in the first quarter of 1998 in order to state these assets at their estimated realizable value. The machinery and equipment, together with land and a building located in Durham, are presented as assets held for sale in the accompanying consolidated balance sheet at their estimated net realizable value of $2,642,000. The assets held for sale are being actively marketed, although no assurances can be given that they will be sold during 1998.

    In connection with the shut-down of the facility, 46 Durham employees were terminated. Severance and other related shut-down costs which were not material were recorded in the first quarter of 1998, and it is currently estimated that there will be no significant additional expenses related to the shut-down.

6.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                  Three months ended
                                                       March 31,
                                                 1998           1997
Numerator for basic and diluted
  earnings per share - net income               $1,787         $  739
                                                ======         ======
Denominator:
  Denominator for basic earnings per
   share - weighted average shares
   outstanding                                   6,061          8,062

  Dilutive effect assuming conversion of
   stock options (as determined by the
   application of the treasury stock method)       149              -
                                                ------         ------
  Denominator for diluted earnings per
   share - adjusted weighted average
   shares and assumed conversions                6,210          8,062
                                                ======         ======
Earnings per share:
  Diluted                                       $  .29         $  .09
                                                ======         ======
  Basic                                         $  .29         $  .09
                                                ======         ======

     Stock options related to the purchase of 252,700 shares of common stock were not included in the computation of diluted earnings per share for the first quarter of 1998 because the options' respective exercise prices were greater than the average market price of the common stock and, therefore, the effect would have been antidilutive.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             March 31, 1998

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

FINANCIAL CONDITION

     The primary sources of Reliability's liquidity are cash provided by operations and retained earnings. The Company maintains lines of credit to supplement the primary sources of capital. Changes in the Company's financial condition and liquidity since March 31, 1997 are generally attributable to changes in cash flows from operating activities, changes in the levels of capital expenditures, and the purchase of 1.3 million shares of the Company's Common Stock in March 1997.

     Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following chart. The periods presented related to the profitability ratios are for the three months ended March 31, and twelve months ended December 31,:

                                   March 31,    December 31,  March 31,
                                    1998           1997         1997

  Working capital:
   Working capital (thousands)     $13,257        $11,906       $7,400
   Current ratio                  3.5 to 1       2.7 to 1     2.9 to 1
  Equity ratios:
   Total liabilities to equity         0.3            0.4          0.7
   Assets to equity                    1.3            1.4          1.7
  Profitability ratios:
   Gross profit                       49 %           50 %         45 %
   Return on revenues                 16 %           17 %         11 %
   Return on assets (annualized)      25 %           27 %         14 %
   Return on equity (annualized)      32 %           39 %         24 %

   The Company's financial condition improved throughout 1997 and has remained very strong during 1998. Working capital increased to $13.3 million at March 31, 1998, from $11.9 million at December 31, 1997, and the ratio of current assets to current liabilities increased from 2.7 to 1 at December 31, 1997, to 3.5 to 1 at March 31, 1998. The Company's current ratio and working capital were lower at March 31, 1997 due to the fact the Company used excess cash to partially fund the purchase of treasury stock in March 1997. In March 1997, the Company purchased 1.3 million shares from a shareholder for $8.3 million. The Company used $5.8 million of its cash balance and $2.5 million from its term loan to purchase the stock. The amount borrowed under the term loan was paid in full during the third quarter of 1997. The Company obtained increases in its available line of credit from $2.0 million to $7.5 million in March 1997 and to $20 million

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             March 31, 1998

in August 1997. The changes were related to the purchase of Company stock and possible need to finance increases in capital expenditures and other working capital items. The need to purchase capital assets and finance working capital items did not materialize, thus the amount available under the line of credit was reduced to $4.0 million on December 31, 1997. Demand for the Company's products increased during the first quarter of 1998 resulting in an increase in the Company's backlog to $16.7 million at March 31, 1998, compared to $14.1 million at December 31, 1997. The effects of operating at changing levels of demand for products and services have affected various elements of cash provided by operations.

   Net cash provided by operating activities for the three months ended March 31, 1998 was $0.3 million, contrasted with $1.0 million used in the first three months of 1997. The principal items contributing to the cash provided by operations in 1998 were net income plus depreciation which totaled $2.3 million, a $1.0 million decrease in inventories and a $0.5 increase in income taxes payable. Cash provided by operations was reduced by a $0.8 million increase in accounts receivable and a $2.9 million decrease in accounts payable and accrued liabilities. The decrease in inventories and accounts payable relate to normal changes in items of this nature, resulting from the timing of receipt of purchased items and shipment of inventories to customers. The increase in accounts receivable resulted from the fact that certain products were shipped late in the first quarter of 1998, and the additional time required to install, obtain acceptance and collect accounts receivable for products shipped to locations outside the United States. Accrued liabilities decreased $2.1 million due to payment of performance bonuses related to 1997 profitability and a general reduction in most items included in accrued liabilities due to payment of year-end accruals in the first quarter of 1998. Income taxes payable increased $0.5 million due to an increase in taxable income in the 1998 quarter, compared to the 1997 quarter.

   Based on currently available information the Company's forward-looking projections indicate that revenues for 1998 could exceed 1997. The Company's Durham, North Carolina facility accounted for approximately 10% of 1997 consolidated revenues. To reach the projections, Testing Products revenues for 1998 must increase to offset the loss in revenues from the closing of the Durham facility in April 1998. In general management is still approaching 1998 cautiously. Revenues for the second quarter of 1998 are projected to be $8 to $9 million and will increase in the third quarter as backlog which was entered late in the first quarter is shipped to customers. Visibility into the third and fourth quarters of 1998 is being affected by a softening in demand for semiconductor equipment and a depressed DRAM pricing environment. These factors could affect the Company's bookings of new business during the remainder of 1998, which would have a negative effect on revenues in the latter half of 1998. The Company does not anticipate incurring any additional material expenses related to the shut-down of the Durham facility, provided the $2.6 million of assets held for sale at March 31, 1998 can be disposed of at their currently estimated net realizable value.

   Capital expenditures during the first three months of 1998 and 1997 were $0.4 million and $0.5 million, respectively. Expenditures for 1998 include equipment required by the Singapore services facility to support demand for services provided by the subsidiary.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             March 31, 1998

   The Company believes its cash and cash equivalent balances, future cash generated from operations and available lines of credit will be sufficient to meet the cash requirements of the Company for the remainder of 1998.

RESULTS OF OPERATIONS

   Three months ended March 31, 1998 compared to three months ended March 31, 1997.

Revenues. Revenues for the 1998 three-month period were $11.5 million compared to $6.7 million for the 1997 period. Revenues in the Testing Products, Services and Power Sources segments increased $4.1, $0.4 and $0.3 million, respectively.

   Revenues in the Testing Products segment were $5.6 million for the first three months of 1998, which is an increase of 265% over the same period in 1997. The revenue increase relates to an increase in unit demand for semiconductor devices, which translates into an increase in demand for Testing Products sold by the Company. Volume increases resulted in revenues from the sale of CRITERIA and loader and unloader products increasing $2.7 million and revenues from the sale of INTERSECT products increasing $1.4 million.

   Revenues in the Services segment for the 1998 period were $4.8 million, an increase of 9% compared to the corresponding 1997 period. The increase is related to the Company's Singapore services facility and was caused by volume increases resulting from greater demand for burn-in services and an increase in the sale of burn-in boards to support product mix changes. The overall increase in revenues in this segment was reduced by a decrease in revenues at the Company's North Carolina facility, resulting from the pending shut-down of the facility in April 1998. The North Carolina facility was permanently closed in April 1998 as explained in the Notes to the Consolidated Financial Statements.

   Revenues in the Power Sources segment were $1.1 million for the first three months of 1998, reflecting a 36% increase from the 1997 period. Revenues were affected by modest increases in demand in late 1997 and early 1998. In addition, there were increases in revenues due to sale of products that were being discontinued by the Company. The increase in demand was modest and began to decline during the latter part of the 1998 quarter.

Costs and Expenses. Total costs and expenses for the 1998 period increased $3.5 million or 62% compared to the 72% revenue increase. Cost of revenues increased $2.2 million, marketing, general and administrative expenses increased $1.0 million and research and development expenses increased $0.2 million. A provision for shut-down related to the closing of the North Carolina Services facility total $0.1 million in the 1998 quarter.

   The increase in the gross profit from 45% in the 1997 quarter to 49% in 1998 is attributable to revenue increases in all business segments in the 1998 quarter compared to the 1997 quarter. The gross profit in the 1997 quarter was unusually low at 45% due to the low revenue level in the first quarter of 1997. The Company's historical gross profit has averaged between 48% and 50% and was 49% the first quarter of 1998.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             March 31, 1998

RESULTS OF OPERATIONS - continued


   Marketing, general and administrative expenses for the 1998 period increased $1.0 million. The increase in expenses is primarily related to a increase in Testing Products revenues which resulted in an increase in volume related expenses, such as commissions, warranty and similar expenses and in increase incentive compensation expense accruals which are directly related to the increase in profitability.

   Research and development costs increased to $614,000 in 1998, compared to $405,000 in the 1997 quarter. The increase relates primarily to costs associated with development of testing products for delivery in 1999 and future years.

   The change in net interest reflects a decrease in interest expense. Interest expense decreased due to the fact the Company is using excess cash balances to accelerate payments on long-term debt associated with the purchase of the Company's U.S. facility.

   The Company's effective tax rate was 30% for the three months ended
March 31, 1998, compared to an effective tax rate of 37% for the 1997 period. The effective rate for 1998 was less than the statutory rate due to a lower effective tax rate related to earnings of the Singapore subsidiary and a tax benefit from an export processing exemption in Costa Rica. The principal reasons the Company's effective tax rate was greater than the U.S. statutory rate in 1997 were that tax benefits were not available to a foreign subsidiary due to net operating loss limitation and state income tax expense which were reduced by a lower effective tax rate related to earnings of the Singapore subsidiary. Effective January 1, 1997, the Company changed its policy with respect to providing U.S. income taxes on undistributed earnings of its Singapore subsidiary. Demand for services provided by the subsidiary necessitates permanently reinvesting earnings of the subsidiary; thus deferred U.S. income taxes will not be provided after January 1, 1997.

   The Company disclosed information related to the impact of year 2000 in Form 10-K for the year ended December 31, 1997. There have been no significant changes in matters related to the impact of year 2000 on the Company, and readers are referred to Form 10-K for further information.

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

   (a) Reliability Incorporated held its annual meeting of shareholders on April 29, 1998.

   (b) At the meeting, shareholders elected the following persons as directors; no other director continued in office except those elected at the meeting:

        Larry Edwards
        W.L. Hampton
        John R. Howard
        Thomas L. Langford
        A.C. Lederer, Jr.
        Philip Uhrhan

        The results of the votes of shareholders are as follows:

   Director Nominee                                For        Withheld

        Larry Edwards                           4,950,037       10,333
        W.L. Hampton                            4,931,646       28,724
        John R. Howard                          4,945,747       14,623
        Thomas L. Langford                      4,946,247       14,123
        A.C. Lederer, Jr.                       4,947,337       13,033
        Philip Uhrhan                           4,936,766       23,604

Item 5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibits

        27   Financial Data Schedule.

   (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1998.

                        RELIABILITY INCORPORATED
                               SIGNATURES

                             March 31, 1998



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                RELIABILITY INCORPORATED
                                                       (Registrant)







                                                BY /s/ Larry Edwards
May 14, 1998                                    Larry Edwards
                                                President and
                                                Chief Executive Officer




                                                BY /s/ Max T. Langley
May 14, 1998                                    Max T. Langley
                                                Sr. Vice President - Finance
                                                and Chief Financial Officer

                        RELIABILITY INCORPORATED

                            INDEX TO EXHIBITS


Exhibit                                                         Page
 Number                 Description of Exhibits                Number
-------                 -----------------------                ------

  27.      Financial Data Schedule                               19