Form 10-Q
period 1998-06-30
RELIABILITY INC
filed 1998-08-04
CIK 34285

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1998

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

                6,106,752 -- Common Stock -- No Par Value
                          as of July 30, 1998












10Qjun98                            1

                        RELIABILITY INCORPORATED
                                FORM 10-Q

                            TABLE OF CONTENTS

                              June 30, 1998


                     PART I - FINANCIAL INFORMATION

                                                                 Page No.


Item 1.  Financial Statements:

         Consolidated Balance Sheets:
            June 30, 1998 and December 31, 1997                     3-4

         Consolidated Statements of Income:
            Six Months Ended June 30, 1998 and 1997                   5
            Three Months Ended June 30, 1998 and 1997                 6

         Consolidated Statements of Cash Flows:
            Six Months Ended June 30, 1998 and 1997                   7

         Notes to Consolidated Financial Statements                8-12

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    13-18


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

                     PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                        RELIABILITY INCORPORATED
                       CONSOLIDATED BALANCE SHEETS
                             (In thousands)

                                 ASSETS

                                                 June 30,    December 31,
                                                   1998          1997
                                                (unaudited)

Current assets:
  Cash and cash equivalents                      $11,603       $ 7,108
  Accounts receivable                              4,837         6,753
  Inventories                                      4,251         4,156
  Deferred tax assets                                560           601
  Other current assets                               343           501
                                                 -------       -------
    Total current assets                          21,594        19,119
                                                 -------       -------
Property, plant and equipment, at cost:
  Machinery and equipment                         12,286        16,279
  Building and improvements                        5,026         7,958
  Land                                               530           792
                                                 -------       -------
                                                  17,842        25,029
    Less accumulated depreciation                 10,181        14,347
                                                 -------       -------
                                                   7,661        10,682
                                                 -------       -------
Assets held for sale                               2,193             -
                                                 -------       -------
                                                 $31,448       $29,801
                                                 =======       =======























                         See accompanying notes

                        RELIABILITY INCORPORATED
                       CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share data)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 June 30,    December 31,
                                                   1998          1997
                                               (unaudited)

Current liabilities:
  Current maturities on long-term debt           $ 1,411       $   401
  Accounts payable                                 1,031         1,659
  Accrued liabilities                              2,930         4,426
  Income taxes payable                               895           727
                                                 -------       -------
      Total current liabilities                    6,267         7,213

Long-term debt                                         -         1,560
Deferred tax liabilities                             482           386
Commitments and contingencies                          -             -

Stockholders' equity:
  Common stock, without par value;
    20,000,000 shares authorized,7,314,702
    and 7,269,502 shares issued in 1998
    and 1997, respectively                         7,078         6,690
  Retained earnings                               25,478        21,844
                                                 -------       -------
                                                  32,556        28,534
  Less treasury stock at cost, 1,208,801
    and 1,214,211 shares in 1998 and 1997,
    respectively                                   7,857         7,892
                                                 -------       -------
      Total stockholders' equity                  24,699        20,642
                                                 -------       -------
                                                 $31,448       $29,801
                                                 =======       =======























                         See accompanying notes

                        RELIABILITY INCORPORATED
                   CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except per share data)

                        Six Months Ended June 30,

                                                   1998          1997
                                                       (unaudited)

Revenues                                         $20,623       $19,300

Costs and expenses:
  Cost of revenues                                 9,713         9,772
  Marketing, general and administrative            4,378         3,990
  Research and development                         1,103           838
  Provision for asset impairment                     100             -
                                                 -------       -------
                                                  15,294        14,600
                                                 -------       -------
Operating income                                   5,329         4,700
Interest income (expense), net                       145           (93)
                                                 -------       -------
Income before income taxes                         5,474         4,607
                                                 -------       -------
Provision (benefit) for income taxes:
  Current                                          1,703         1,582
  Deferred                                           137           (37)
                                                 -------       -------
                                                   1,840         1,545
                                                 -------       -------
Net income                                       $ 3,634       $ 3,062
                                                 =======       =======

Earnings per share:
  Diluted                                        $   .58       $   .44
                                                 =======       =======
  Basic                                          $   .60       $   .44
                                                 =======       =======

Weighted average shares:
  Diluted                                          6,217         7,004
                                                 =======       =======
  Basic                                            6,076         7,004
                                                 =======        ======

















                         See accompanying notes

                        RELIABILITY INCORPORATED
                    CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except per share data)

                       Three Months Ended June 30,

                                                   1998          1997
                                                       (unaudited)

Revenues                                          $9,143       $12,609

Costs and expenses:
  Cost of revenues                                 3,850         6,062
  Marketing, general and administrative            1,979         2,579
  Research and development                           489           433
                                                  ------       -------
                                                   6,318         9,074
                                                  ------       -------
Operating income                                   2,825         3,535
Interest income (expense) net                        101           (96)
                                                  ------       -------
Income before income taxes                         2,926         3,439
                                                  ------       -------
Provision (benefit) for income taxes:
  Current                                          1,005         1,128
  Deferred                                            74           (12)
                                                  ------       -------
                                                   1,079         1,116
                                                  ------       -------
Net income                                        $1,847       $ 2,323
                                                  ======      ========

Earnings per share:
  Diluted                                         $  .30       $   .39
                                                  ======       =======
  Basic                                           $  .30       $   .39
                                                  ======       =======

Weighted average shares:
  Diluted                                          6,224         5,946
                                                  ======       =======
  Basic                                            6,091         5,946
                                                  ======       =======


















                         See accompanying notes

                        RELIABILITY INCORPORATED
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)

                        Six Months Ended June 30,

                                                   1998          1997
                                                      (unaudited)
Cash flows from operating activities:
  Net income                                     $ 3,634       $ 3,062
  Adjustments to reconcile net income to cash
    provided (used) by operating activities:
      Depreciation                                   944           735
      Deferred tax provision (benefit)               137           (37)
      Provision for inventory obsolescence           (18)          353
      Provision for asset impairment                 100             -
  Increase (decrease) in operating cash flows:
      Accounts receivable                          1,916        (4,625)
      Inventories                                    (77)       (2,143)
      Other current assets                           158           129
      Prepaid income tax                               -           286
      Accounts payable                              (628)        1,147
      Accrued liabilities                         (1,496)          (35)
      Income taxes payable                           168           603
                                                  ------        ------
          Total adjustments                        1,204        (3,587)
                                                  ------        ------
Net cash provided (used) by
  operating activities                             4,838          (525)
                                                  ------        ------
Cash flows from investing activities:
  Expenditures for property, plant
    and equipment                                   (662)       (1,187)
  Proceeds from sale of equipment                    446             -
                                                  ------        ------
Net cash (used) in investing activities             (216)       (1,187)
                                                  ------        ------
Cash flows from financing activities:
  Payments on long-term debt                        (550)         (180)
  Borrowings under revolving credit facility           -         6,863
  Payments under revolving credit facility             -        (4,157)
  Proceeds from issuance of common and treasury
    stock pursuant to stock option and employee
    stock savings plans                              397             -
  Purchase of treasury stock                           -        (8,256)
  Other                                               26             -
                                                  ------        ------
Net cash (used) by financing activities             (127)       (5,730)
                                                  ------        ------
Net increase (decrease) in cash                    4,495        (7,442)
Cash at beginning of period                        7,108         8,504
                                                  ------        ------
Cash at end of period                            $11,603       $ 1,062
                                                  ======        ======


Supplemental disclosures:
  Interest paid                                  $    81       $   147
                                                  ======        ======
  Income taxes paid                              $ 1,427       $   690
                                                  ======        ======

                         See accompanying notes

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              June 30, 1998

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------
    Reliability Incorporated is a United States based corporation with operations in the United States, Singapore and Costa Rica. The Company and its subsidiaries are principally engaged in the design, manufacture and sale of equipment used to test and condition integrated circuits. Subsidiaries of the Company operate a service facility which conditions integrated circuits as a service to others and manufacture and sell power sources, primarily a line of DC to DC power converters. The Company's testing products are sold to companies that manufacture semiconductor products and are shipped to locations in the U.S., Europe, Asia and Pacific Rim countries. Services have been provided principally to only two customers, one in the U.S. (Durham, North Carolina) and one in Singapore. The Company's U.S. services facility was closed in April 1998 (See Note 5). Power sources are sold to U.S., European and Asian based companies that design and sell electronic equipment.

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              June 30, 1998

Segment Information
-------------------
    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131 - "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Although SFAS No. 131 is effective beginning the first quarter of 1998, the Company has elected not to report segment information in interim financial statements in the first year of application, consistent with the provisions of the statement.

Comprehensive Income
--------------------
    As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes new rules for reporting and display of comprehensive income and certain components of comprehensive income which are referred to as "Other Comprehensive Income". The Company does not have any items of Other Comprehensive Income; thus the adoption of SFAS No. 130 had no impact on the Company's net income or shareholders' equity. During the six month periods ended June 30,1998 and 1997, total comprehensive income amounts were $3,634,000 and $3,062,000, respectively, which are the same as net income.

Accounting for Derivative Instruments and Hedging Activities
------------------------------------------------------------
    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is required to be adopted in years beginning after June 15, 1999. Because the Company does not use derivatives, adoption of the new Statement will not have an effect on earnings or the financial position of the Company.

Inventories
-----------
    Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include (in thousands):
                                                 June 30,    December 31,
                                                   1998          1997

    Raw materials                                 $1,447        $1,611
    Work-in-progress                               2,342         2,189
    Finished goods                                   462           356
                                                  ------        ------
                                                  $4,251        $4,156
                                                  ======        ======

    Inventories are presented net of reserves for excess and obsolete inventories of $844,000 and $871,000 at June 30, 1998 and December 31, 1997, respectively.

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              June 30, 1998

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

    The differences between the effective rate reflected in the provision for income taxes on income before income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% are analyzed below (in thousands) for the six month periods ended:
                                                         June 30,
                                                   1998          1997

    Provision at statutory rate                   $1,861        $1,566
    Change in valuation allowance                      -           (45)
    Tax effects of:
      Lower effective income tax rates related
        to undistributed foreign earnings           (149)         (151)
      Foreign expenses for which a tax benefit is
        not available                                 87            95
    State income taxes, net                           34            54
    Other                                              7            26
                                                   -----         -----
        Provision for income taxes                $1,840        $1,545
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


2.  LONG-TERM DEBT AND DEBT AGREEMENTS

    Long-term debt consisted of the following (in thousands):

                                                 June 30,   December 31,
                                                   1998         1997

    Mortgage payable; due in monthly install-
      ments of $26,777 ($196,777 as explained
      below), including interest at 9%            $1,411       $1,961
    Revolving line of credit (described below)         -            -
                                                  ------       ------
                                                   1,411        1,961
    Less current maturities                        1,411          401
                                                  ------       ------
    Long-term debt due after one year             $  -0-       $1,560
                                                  ======       ======

    The mortgage was payable in 180 equal monthly installments, including interest at 9%. The Company began paying an additional principal payment of $20,000 each month in 1997 and $170,000 each month in 1998. Current maturities as of June 30, 1998 assume the Company will continue making the additional $170,000 principal payment, resulting in the note being paid in

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              June 30, 1998

full on March 1, 1999. The mortgage is collateralized by land and a building.

    During 1997, the Company amended its Loan Agreement with Wells Fargo Bank Texas, N.A. to increase its credit availability to $4.0 million (compared to $2.0 million at December 31, 1996) and to extend the term of the Loan Agreement to December 31, 1999. Interest is payable at the bank's prime rate minus 1/4% (8-1/4% at June 30, 1998). The unpaid principal of the note is due December 31, 1999. The Loan Agreement provides for a revolving line of credit, secured by substantially all assets of the Company which are located in the U.S., except for land and buildings. The credit facility requires compliance with certain financial loan covenants related to the Company's current ratio, debt service coverage and funded debt to net income before income taxes plus non-cash items plus interest expense. The agreement prohibits the payment of cash dividends by the Company unless otherwise agreed to by the bank. The Company was in compliance with the financial requirements of the agreement at June 30, 1998, and there were no balances outstanding under the agreement at June 30, 1998 or December 31, 1997.

    The Company's Singapore subsidiary maintains an agreement with a Singapore bank to provide an overdraft facility to the subsidiary of 500,000 Singapore dollars (U.S. $298,000) at the bank's prime rate plus 2% (9.5% at June 30, 1998). There were no balances outstanding at June 30, 1998, but amounts utilized under letter of credit commitments totalled $136,000, resulting in credit availability of $162,000 at June 30, 1998. The loan is collateralized by all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank, and continuation of the credit facility is at the discretion of the bank.

    Interest income (expense) for the six month periods ended June 30, is presented net as follows (in thousands):
                                                   1998         1997

    Interest income                                  226          103
    Interest (expense)                              $(81)       $(196)
                                                    ----         ----
    Interest income (expense), net                  $145        $ (93)
                                                    ====         ====

3.  TREASURY STOCK PURCHASE

    In March 1997, the Company purchased 1,270,221 shares of its common stock from a stockholder for $6.50 per share. The treasury stock may be used to issue shares under the 1997 Stock Option Plan and to fund the Company's contributions to its employee stock savings plan.

4.  COMMITMENTS

    A subsidiary of the Company leases a conditioning services and office facility under a non-cancelable operating lease agreement, expiring in 2000. Future minimum rental payments under the lease at June 30, 1998 are as follows: 1998 - $136,000; 1999 - $282,000; and 2000 - $133,000.

    The Company leases manufacturing and office space in its U.S. facility to a third party under an agreement expiring in January 2001. Future income

                        RELIABILITY INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              June 30, 1998

under the lease will be:  1998 - $89,000; 1999 - $179,000; 2000 - $179,000;
2001 - $15,000.

5.  SHUT-DOWN OF FACILITY AND ASSETS HELD FOR SALE

    The Company's North Carolina services facility accounted for approximately 10% of consolidated revenues in 1997 and provided service to one customer. The customer notified the Company in January 1998 that it was necessary to reduce the output of DRAMs burned-in and tested by the Company's Durham facility. The Company recorded a $100,000 impairment reserve related to the machinery and equipment located at the Durham facility in the first quarter of 1998 in order to state these assets at their estimated realizable value. Land and a building located in Durham, are presented as assets held for sale in the accompanying consolidated balance sheet at their estimated net realizable value of $2,193,000. The assets held for sale are being actively marketed, although no assurances can be given that they will be sold during 1998.

    In connection with the shut-down of the facility, 46 Durham employees were terminated. Severance and other related shut-down costs which were not material were recorded in the first quarter of 1998, and it is currently estimated that there will be no significant additional expenses related to the shut-down.

6.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                      Six months ended Three months ended
                                          June 30,          June 30,
                                        1998    1997      1998    1997
Numerator for basic and diluted
  earnings per share - net income      $3,634  $3,062    $1,847  $2,323
                                        =====   =====     =====   =====
Denominator:
  Denominator for basic earnings per
  share - weighted average shares       6,076   7,004     6,091   5,946

  Dilutive effect assuming
    conversion of stock options           141       -       133       -
                                        -----   -----     -----   -----
  Denominator for diluted earnings per
  share - adjusted weighted average
  shares and assumed conversions        6,217   7,004     6,224   5,946
                                       ======   =====     =====   =====
Earnings per share:
  Diluted                              $  .58  $  .44    $  .30  $  .39
                                       ======   =====     =====   =====
  Basic                                $  .60  $  .44    $  .30  $  .39
                                       ======   =====     =====   =====

    Stock options related to the purchase of 253,000 shares of common stock were not included in the computation of diluted earnings per share for the first two quarters of 1998 because the options' respective exercise prices were greater than the average market price of the common stock and, therefore, the effect would have been antidilutive.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              June 30, 1998

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


FINANCIAL CONDITION

    The primary sources of Reliability's liquidity are cash provided by operations and retained earnings. The Company maintains lines of credit to supplement the primary sources of capital. Changes in the Company's financial condition and liquidity since June 30, 1997 are generally attributable to changes in cash flows from operating activities, the purchase of 1.3 million shares of the Company's Common Stock in March 1997 and repayment of borrowings that were used to partially finance the purchase of the Common Stock.

    Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following chart. The periods presented related to the profitability ratios are for the six months ended June 30, and twelve months ended December 31:

                                  June 30,    December 31,    June 30,
                                    1998           1997         1997

  Working capital:
   Working capital (in thousands)  $15,327        $11,906       $9,547
   Current ratio                  3.5 to 1       2.7 to 1     2.5 to 1
  Equity ratios:
   Total liabilities to equity         0.3            0.4          0.8
   Assets to equity                    1.3            1.4          1.8
  Profitability ratios:
   Gross profit                       53 %           50 %         49 %
   Return on revenues                 18 %           17 %         16 %
   Return on assets (annualized)      23 %           27 %         24 %
   Return on equity (annualized)      29 %           39 %         42 %

   The Company's financial condition improved throughout 1997 and has remained very strong during 1998. Working capital increased to $15.3 million at June 30, 1998, from $9.5 million at June 30, 1997, and the ratio of current assets to current liabilities increased from 2.5 to 1 at June 30, 1997, to 3.5 to 1 at June 30, 1998. The Company's current ratio and working capital were lower at June 30, 1997 due to the fact the Company had used excess cash to partially fund the purchase of treasury stock in March 1997. The Company purchased 1.3 million shares from a shareholder for $8.3 million. The Company used $5.8 million of its cash balances and $2.5 million from its line of credit to purchase the stock. The amount borrowed

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              June 30, 1998


was paid in full during the third quarter of 1997. The Company obtained increases in its available line of credit from $2.0 million to $7.5 million in March 1997 and to $20 million in August 1997. The changes were related to the purchase of Company stock and possible need to finance increases in capital expenditures and other working capital items. The need to purchase capital assets and finance working capital items did not materialize, thus the amount available under the line of credit was reduced to $4.0 million on December 31, 1997.

   Demand for the Company's products and services increased during the first quarter of 1998 resulting in an increase in the Company's backlog to $16.7 million at March 31, 1998, compared to $14.1 million at December 31, 1997. Backlog declined to $10.8 million at June 30, 1998 due to decreases in demand, during the second quarter of 1998, for products and services sold by the Company. Operating at changing levels of demand for products and services has affected various elements of cash provided by operations.

   Net cash provided by operating activities for the six months ended June 30, 1998 was $4.8 million, contrasted with $0.5 million used in the first six months of 1997. The principal items contributing to the cash provided by operations in 1998 were net income plus depreciation which totaled $4.6 million and a $1.9 million decrease in accounts receivable. Cash provided by operations was reduced by a $0.6 million decrease in accounts payable and a $1.5 million decrease accrued liabilities. The decrease in accounts receivable and accounts payable relate to normal changes in items of this nature, resulting from the timing of receipt of purchased items and invoicing customers and collecting accounts receivable. The decrease in accounts receivable was also affected by the fact that certain products were shipped in the latter part of the fourth quarter of 1997, resulting in accounts receivable being somewhat high at December 31, 1997. Accrued liabilities decreased $1.5 million due to payment of performance bonuses related to 1997 profitability and a general reduction in most items included in accrued liabilities due to payment of year-end accruals in the first quarter of 1998.

   A slow down in capital spending by the semiconductor industry has resulted in a reduction in new orders for testing equipment sold by the Company. Visibility into the second half of 1998 and the first half of 1999 is being affected by a softening in demand for semiconductor equipment and a depressed DRAM pricing environment. These factors are expected to affect the Company's bookings of new business during the remainder of 1998. Based on currently available information, the Company's forward-looking projections indicate that revenues for the third quarter ending September 30, 1998 will be $9.0 to $9.5 million and revenues for the first nine months of 1998 will be approximately $30.0 million compared to $32.8 million for the first nine months of 1997 and revenues for the full year ending December will be $35 to $38 million. Management is optimistic about the long-term outlook for the semiconductor equipment industry and the Company, but believes that the imbalance in supply and demand for certain semiconductors will adversely affect the semiconductor equipment industry and the Company for several more quarters. A general uncertainty concerning the short-term outlook for the semiconductor market and the proposed sale of the Texas Instrument DRAM business to Micron Technology are factors that are being monitored by the Company.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              June 30, 1998

   The Company does not anticipate incurring any additional material expenses related to the shut-down of the Durham facility, provided the $2.2 million of assets held for sale at June 30, 1998 can be disposed of at their currently estimated net realizable value.

   Capital expenditures during the first six months of 1998 and 1997 were $0.7 million and $1.2 million, respectively. Expenditures for 1998 include equipment required by the Singapore services facility to support demand for services provided by the subsidiary. Proceeds from the sale of equipment were $0.4 million in 1998 and are related to disposal of assets at the Durham facility.

   The Company believes its cash and cash equivalent balances, future cash generated from operations and available lines of credit will be sufficient to meet the cash requirements of the Company for the remainder of 1998 and first half of 1999.

RESULTS OF OPERATIONS

   Six months ended June 30, 1998 compared to six months ended June 30, 1997.

Revenues. Revenues for the 1998 six-month period were $20.6 million compared to $19.3 million for the 1997 period. Revenues in the Testing Products segment increased $4.1 million. The revenue increase relates to increased demand for products supplied by the semiconductor industry, which translates to increased requirements for products supplied by the Company. Services and Power Sources revenues decreased $2.7 and $0.1 million, respectively.

   Revenues in the Testing Products segment were $12.3 million for the first half of 1998, which is an increase of 50% over the first half of 1997. The increase is related to increased demand resulting in volume increases and higher unit prices due to product mix changes. Revenues from the sale of CRITERIA and loader and unloader products increased $4.6 million, while revenues from the sale of INTERSECT products decreased $0.5 million.

   Revenues in the Services segment for the 1998 period were $6.6 million, a decrease of 29% compared to the corresponding 1997 period. The decrease is related to both of the Company's services facilities. The Company closed its North Carolina services facility in April 1998, as explained in the Notes to the Consolidated Financial Statements. Revenues in the Services segment for the 1998 six months period decreased $2.7 million compared to the 1997 six months period. The shut down of the North Carolina facility accounted for $1.4 million of the decrease, volume decreases at the Singapore facility accounted for $0.1 million and the remaining decrease of $1.2 million relates to a reduction in the sale of burn-in boards at the Singapore facility. The decrease in the sale of burn-in boards results from the fact the Singapore facility's customer periodically purchases new burn-in boards related to product mix changes and the customer temporarily has the correct quantity and type of burn-in boards.

   Revenues in the Power Sources segment were $1.7 million for the first half of 1998, reflecting a 3% decrease from the 1997 period. Revenues were affected by general reductions in demand, an aging product line and a decline in market penetration resulting in volume decreases.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              June 30, 1998

Costs and Expenses. Total costs and expenses for the 1998 period increased $0.7 million or 5% compared to the 7% revenue increase of $1.3 million.
Cost of revenues decreased $0.1 million; marketing, general and administrative expenses increased $0.4 million and research and development expenses increased $0.3 million. A provision for asset impairment of $0.1 million, related to the closing of the North Carolina services facility, was recorded in March 1998.

   The increase in gross profit from 49% in the 1997 period to 53% in the 1998 period is attributable to the Testing Products segment. The typical gross profit in the Testing Products segment is higher than the gross profit in the other two segments. Revenues in the Testing Products segment accounted for a higher percent of total consolidated revenues in the 1998 six months period resulting in the increase in gross profit in 1998 compared to 1997.

   Marketing, general and administrative expenses for the 1998 period increased $0.4 million. The increase in expenses is related to an increase in Testing Products revenues which resulted in an increase in volume related expenses, such as commissions, warranty and similar expenses and an increase in incentive compensation expense accruals which are directly related to the increase in profitability. Expenses in the Services segment declined $0.5 million. Approximately 40% of the decrease relates to closing of the Company's North Carolina facility in April 1998.

   Research and development expenses for the 1998 period increased $0.3 million. Reliability is committed to a significant research and development program and development costs are projected to remain at current levels or increase somewhat during the remainder of the year.

   The change in net interest reflects an increase in interest income and a decrease in interest expense. Interest income increased due to a significant increase in cash and interest expense decreased due to the fact the Company is using excess cash balances to accelerate payments on long-term debt associated with the purchase of the Company's U.S. facility.

   The Company's effective tax rate was 34% for the six months periods ended June 30, 1998 and 1997. The principal items affecting the Company's tax rate in 1998 and 1997 were tax benefits not available to a foreign subsidiary due to net operating loss limitations, state income tax expense, U.S. tax which was not provided on earnings of a foreign subsidiary and, in 1997, a change in the valuation allowance resulting from utilization of foreign tax credits.

Earnings Per Common Share. Diluted earnings per share increased $.14 for the 1998 six month period; $.06 of the increase was due to a decrease in the average number of shares outstanding.

   Three months ended June 30, 1998 compared to three months ended June 30, 1997.

Revenues. Revenues for the 1998 three-month period were $9.1 million compared to $12.6 million for the 1997 period. Revenues in the Services, Power Sources and Testing Products segments decreased $3.1, $0.3 and $0.1 million, respectively.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              June 30, 1998

   Revenues in the Testing Products segment were $6.6 million for the first three months of 1998, which is a $0.1 million decrease over the same period in 1997. Normal cyclical changes in customer requirements to purchase capital assets resulted in revenues from the sale of CRITERIA and loader and unloader products increasing $1.8 million and revenues from the sale of INTERSECT products decreasing $1.9 million.

   Revenues in the Services segment for the 1998 period were $1.8 million, compared to $4.9 million in the corresponding 1997 period. The shutdown of the North Carolina facility accounted for $1.1 million of the decrease, volume decreases at the Singapore facility accounted for $0.4 million and the remaining decrease of $1.6 million relates to a reduction in the sale of burn-in boards at the Singapore facility. The decrease in the sale of burn-in boards results from the fact the Singapore facility's customer periodically purchases new burn-in boards related to product mix changes and the customer temporarily has the correct quantity and type of burn-in boards.

   Revenues in the Power Sources segment were $0.7 million for the three months ended June 30, 1998, reflecting a 34% decrease from the 1997 period. Revenues were affected by general reductions in demand, an aging product line and a decline in market penetration resulting in volume decreases.

Costs and Expenses. Total costs and expenses for the 1998 three month period decreased $2.7 million or 30% compared to the 27% revenue decrease. Cost of revenues decreased $2.2 million; marketing, general and administrative expenses decreased $0.6 million and research and development expenses increased $0.1 million.

   The increase in the gross profit as a percent of revenues in the 1998 quarter results from the same factors discussed in the above six months discussion. The gross profit for 1998 was affected somewhat by a decrease in the gross profit in the Power Sources segment, which is related to volume decreases.

   Marketing, general and administrative expenses for the 1998 quarter decreased $0.6 million, or 23%, compared to a 27% decrease in revenues. Expenses in the Services segment declined $0.5 million. A significant portion of the decrease in the Services segment relates to closing of the Company's North Carolina facility.

   The Company's effective tax rate was 32% for the three months ended June 30, 1997, compared to an effective tax rate of 37% for the 1998 period. In general, items affecting the tax rates for the quarters ended June 30, 1998 and 1997 are the same as those noted in the six months discussion above. The higher effective rate in 1998 is related to the Company's Singapore facility. Tax benefits associated with fixed asset expenditures were lower in 1998 than in 1997 due to a decrease in expenditures.

   The Company disclosed information related to Southeast Asia economic conditions in Form 10-K for the year ended December 31, 1997. There have been no significant changes in the information discussed in the Form 10-K and readers are referred to the Form 10-K for further information.

                        RELIABILITY INCORPORATED
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              June 30, 1998

   The Company disclosed information related to the impact of year 2000 in Form 10-K for the year ended December 31, 1997. There have been no significant changes in matters related to the impact of the year 2000 on the Company, and readers are referred to the Form 10-K for further information.

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

Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibits

        27.1 Financial Data Schedule

   (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1998

                        RELIABILITY INCORPORATED
                               SIGNATURES

                              June 30, 1998



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                RELIABILITY INCORPORATED
                                                      (Registrant)





August 4, 1998                                  /s/Larry Edwards
                                                President and
                                                Chief Executive Officer





August 4, 1998                                  /s/Max T. Langley
                                                Sr. Vice President - Finance
                                                and Chief Financial Officer