Form 10-Q
period 1998-09-30
RELIABILITY INC
filed 1998-11-06
CIK 34285

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1998

                         Commission File Number 0-7092

                           RELIABILITY INCORPORATED
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

            TEXAS                                  75-0868913
--------------------------------      ------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)



            16400 Park Row
            Post Office Box 2318370
            Houston, Texas                                     77218-8370
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)


                                (281) 492-0550
                                 ---------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                        YES       X       NO
                              -------          -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    6,125,812 - Common Stock - No Par Value
                            as of October 30, 1998

                           RELIABILITY INCORPORATED
                                   FORM 10-Q

                               TABLE OF CONTENTS

                              September 30, 1998

                        PART I - FINANCIAL INFORMATION

                                                                  Page No.

Item 1.  Financial Statements:

         Consolidated Balance Sheets:
            September 30, 1998 and December 31, 1997                   3-4

         Consolidated Statements of Income:
            Nine Months Ended September 30, 1998 and 1997                5
            Three Months Ended September 30, 1998 and 1997               6

         Consolidated Statements of Cash Flows:
            Nine Months Ended September 30, 1998 and 1997                7

         Notes to Consolidated Financial Statements                   8-14


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       15-23

                          PART II - OTHER INFORMATION

Item 1.
  through
Item 5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K                                24

Signatures                                                              25

The information furnished in this report reflects all adjustments (none of which were other than normal recurring accruals) which are considered necessary, in the opinion of management, for a fair statement of the results of the interim periods presented.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           RELIABILITY INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                    ASSETS

                                                   September 30,  December 31,
                                                       1998           1997
                                                    (unaudited)

Current assets:
  Cash and cash equivalents                          $14,832        $ 7,108
  Accounts receivable                                  5,146          6,753
  Inventories                                          2,053          4,156
  Deferred tax assets                                    569            601
  Other current assets                                   496            501
                                                     -------        -------
     Total current assets                             23,096         19,119
                                                     -------        -------
Property, plant and equipment, at cost:
  Machinery and equipment                             11,672         16,279
  Building and improvements                            5,022          7,958
  Land                                                   530            792
                                                     -------        -------
                                                      17,224         25,029
     Less accumulated depreciation                     9,940         14,347
                                                     -------        -------
                                                       7,284         10,682
                                                     -------        -------
Assets held for sale                                   2,193              -
                                                     -------        -------
                                                     $32,573        $29,801
                                                     =======        =======

















                            See accompanying notes

                           RELIABILITY INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September 30, December 31,
                                                       1998          1997
                                                    (unaudited)

Current liabilities:
  Current maturities on long-term debt               $   849       $   401
  Accounts payable                                       189         1,659
  Accrued liabilities                                  3,719         4,426
  Income taxes payable                                 1,184           727
                                                     -------       -------
     Total current liabilities                         5,941         7,213
                                                     -------       -------
Long-term debt                                             -         1,560
Deferred tax liabilities                                 512           386
Commitments and contingencies                              -             -

Stockholders' equity:
  Common stock, without par value;
     20,000,000 shares authorized, 7,330,850
     and 7,269,502 shares issued in 1998
     and 1997, respectively                            7,181         6,690
  Retained earnings                                   26,783        21,844
                                                     -------       -------
                                                      33,964        28,534
  Less treasury stock at cost, 1,206,762
     and 1,214,211 shares in 1998 and 1997,
     respectively                                      7,844         7,892
                                                     -------       -------
     Total stockholders' equity                       26,120        20,642
                                                     -------       -------
                                                     $32,573       $29,801
                                                     =======       =======
















                            See accompanying notes

                           RELIABILITY INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)

                        Nine Months Ended September 30,

                                                       1998           1997
                                                              (unaudited)

Revenues                                             $29,826        $32,794

Costs and expenses:
  Cost of revenues                                    13,943         16,220
  Marketing, general and administrative                6,871          6,634
  Research and development                             1,636          1,176
  Provision for asset impairment                         100              -
                                                     -------        -------
                                                      22,550         24,030
                                                     -------        -------
Operating income                                       7,276          8,764
Interest income (expense), net                           295          (104)
                                                     -------        -------
Income before income taxes                             7,571          8,660
                                                     -------        -------
Provision for income taxes:
  Current                                              2,474          2,895
  Deferred                                               158             36
                                                     -------        -------
                                                       2,632          2,931
                                                     -------        -------
Net income                                           $ 4,939        $ 5,729
                                                     =======        =======

Earnings per share:
  Diluted                                            $   .80        $   .85
                                                     =======        =======
  Basic                                              $   .81        $   .86
                                                     =======        =======
Weighted average shares:
  Diluted                                              6,208          6,730
                                                     =======        =======
  Basic                                                6,088          6,656
                                                     =======        =======













                            See accompanying notes

                               RELIABILITY INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)

                       Three Months Ended September 30,

                                                       1998           1997
                                                 (unaudited)

Revenues                                              $9,203        $13,494

Costs and expenses:
  Cost of revenues                                     4,230          6,448
  Marketing, general and administrative                2,493          2,644
  Research and development                               533            338
                                                      ------        -------
                                                       7,256          9,430
                                                      ------        -------
Operating income                                       1,947          4,064
Interest income (expense), net                           150           (11)
                                                      ------        -------
Income before income taxes                             2,097          4,053
                                                      ------        -------
Provision for income taxes:
  Current                                                771          1,313
  Deferred                                                21             73
                                                      ------        -------
                                                         792          1,386
                                                      ------        -------
Net income                                            $1,305        $ 2,667
                                                      ======        =======
Earnings per share:
  Diluted                                             $  .21        $   .43
                                                      ======        =======
  Basic                                               $  .21        $   .45
                                                      ======        =======
Weighted average shares
  Diluted                                              6,189          6,178
                                                      ======        =======
  Basic                                                6,111          5,962
                                                      ======        =======















                            See accompanying notes

                           RELIABILITY INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                        Nine Months Ended September 30,

                                                       1998           1997
                                                            (unaudited)
Cash flows from operating activities:
  Net income                                         $ 4,939        $ 5,729
  Adjustments to reconcile net income to cash
     provided by operating activities:
       Depreciation                                    1,403          1,136
       Deferred tax provision                            158             36
       Provision for inventory obsolescence               49            223
       Provision for asset impairment                    100              -
  Increase (decrease) in operating cash flows:
       Accounts receivable                             1,607        (4,076)
       Inventories                                     2,054        (1,473)
       Other current assets                              (9)          (137)
       Prepaid income taxes                                -            286
       Accounts payable                              (1,470)          1,201
       Accrued liabilities                             (707)            869
       Income taxes payable                              457            571
                                                      ------         ------
          Total adjustments                            3,642        (1,364)
                                                      ------         ------
Net cash provided by operating activities              8,581          4,365
                                                      ------         ------
Cash flows from investing activities:
  Expenditures for property, plant and equipment       (755)        (2,513)
  Proceeds from sale of equipment                        471              -
                                                      ------         ------
Net cash (used) in investing activities                (284)        (2,513)
                                                      ------         ------
Cash flows from financing activities:
  Payments on long-term debt                         (1,112)          (272)
  Borrowings under revolving credit facility             105          6,969
  Payments under revolving credit facility             (105)        (6,969)
  Proceeds from issuance of common and treasury
     stock pursuant to stock options and employee
     stock savings plans                                 490            525
Purchase of treasury stock                                 -        (8,256)
Other     49                                               -
                                                      ------         ------
Net cash (used) by financing activities                (573)        (8,003)
                                                      ------         ------
Net increase (decrease) in cash                        7,724        (6,151)
Cash at beginning of period                            7,108          8,504
                                                      ------         ------
Cash at end of period                                $14,832        $ 2,353
                                                      ======         ======
Supplemental disclosures:
  Interest paid                                      $   109        $   243
                                                      ======         ======
  Income taxes paid                                  $ 1,923        $ 2,031
                                                      ======         ======





                            See accompanying notes

                           RELIABILITY INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1998

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------
     Reliability Incorporated is a United States based corporation with operations in the United States, Singapore and Costa Rica. The Company and its subsidiaries are principally engaged in the design, manufacture and sale of equipment used to test and condition integrated circuits. Subsidiaries of the Company operate a service facility which conditions integrated circuits as a service to others and manufacture and sell power sources, primarily a line of DC to DC power converters. The Company's testing products are sold to companies that manufacture semiconductor products and are shipped to locations in the U.S., Europe, Asia and Pacific Rim countries. Services have been provided principally to only two customers, one in the U.S. (Durham, North Carolina) and one in Singapore. The Company's U.S. services facility was closed in April 1998 (See Note 6) and operations at the Singapore facility will be affected by events discussed in a Subsequent Events footnote (See Note 7). Power sources are sold to U.S., European and Asian based companies that design and sell electronic equipment.

     The consolidated financial statements include the accounts of  the Company
and   its  subsidiaries,  all  of  which  are  wholly  owned.  All  significant intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

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

                           RELIABILITY INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1998


Stock Dividend
--------------
     On September 5, 1997, the Company's Board of Directors declared a two-for-one stock split effected as a 100% stock dividend which was distributed on October 6, 1997, to shareholders of record on September 22, 1997. The stock split was recorded by a transfer of $30,000 from retained earnings to common stock, representing $0.01 value for each additional share issued. Weighted average share and per share data have been restated to reflect the stock split. Treasury stock information has not been restated because the stock split in the form of a dividend did not apply to treasury stock.

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

Comprehensive Income
--------------------
     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes new rules for reporting and display of comprehensive income and certain components of comprehensive income which are referred to as "Other Comprehensive Income". The Company does not have any items of Other Comprehensive Income; thus the adoption of SFAS No. 130 had no impact on the Company's net income or shareholders' equity. During the nine month periods ending September 30, 1998 and 1997, total comprehensive income amounts were $4,939,000 and $5,729,000, respectively, which are the same as net income.

Accounting for Derivative Instruments and Hedging Activities
-----------------------------------------------------------
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is required to be adopted in years beginning after June 15, 1999. Because the Company does not use derivatives, adoption of the new Statement will not have an effect on earnings or the financial position of the Company.

                           RELIABILITY INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1998

Inventories
-----------
     Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include (in thousands):
                                                    September 30,  December 31,
                                                        1998           1997

     Raw materials                                     $1,124         $1,611
     Work-in progress                                     798          2,189
     Finished goods                                       131            356
                                                       ------         ------
                                                       $2,053         $4,156
                                                       ======         ======

     Inventories are presented net of reserves for excess and obsolete inventories of $914,000 and $871,000 at September 30, 1998 and December 31, 1997, respectively.

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

     The differences between the effective rate reflected in the provision for income taxes on income before income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% are analyzed below (in thousands) for the nine month periods ended:

                                                             September 30,
                                                          1998          1997

     Provision at statutory rate                         $2,574        $2,944
     Tax effects of:
       Lower effective income tax rates related
          to undistributed foreign earnings               (158)         (272)
       Foreign losses for which a tax benefit is
          not available                                     185           167
     State income taxes, net                                 48           101
     Change in valuation allowance                            -         (114)
     Other                                                 (17)           105
                                                         ------        ------
       Provision for income taxes                        $2,632        $2,931
                                                         ======        ======

                           RELIABILITY INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1998

     Effective January 1, 1997, the Company changed its policy with respect to providing U.S. income taxes on undistributed earnings of a foreign subsidiary. Demand for services provided by the subsidiary necessitated permanently reinvesting future earnings of the subsidiary. Deferred U.S. income taxes have not been provided on earnings of the subsidiary that were accumulated after January 1, 1997.

2.   LONG-TERM DEBT AND DEBT AGREEMENTS

     Long-term debt consisted of the following:

                                                   September 30,  December 31,
                                                       1998           1997
                                                          (in thousands)
     Mortgage payable; due in monthly install-
       ments of $26,777 ($196,777 as explained
       below), including interest at 9%               $  849         $1,961
     Revolving line of credit (described below)            -              -
                                                      ------         ------
                                                         849          1,961
     Less current maturities                             849            401
                                                      ------         ------
     Long-term debt due after one year                $  -0-         $1,560
                                                      ======         ======

     The mortgage was payable in 180 equal monthly installments, including interest at 9%. The Company began making additional principal payments of $20,000 each month in 1997 and $170,000 each month in 1998. Current maturities as of September 30, 1998 assume the Company will continue making the additional $170,000 principal payment, resulting in the note being paid in full on March 1, 1999. The mortgage is collateralized by land and a building.

     During 1997, the Company amended its Loan Agreement with Wells Fargo Bank Texas, N.A. to increase its credit availability to $4.0 million (compared to $2.0 million at December 31, 1996) and to extend the term of the Loan Agreement to December 31, 1999. Interest is payable at the Bank's prime rate minus 1/4% (8% at September 30, 1998). The unpaid principal of the note is due December 31, 1999. The Loan Agreement provides for a revolving line of credit, secured by substantially all assets of the Company which are located in the U.S., except for land and buildings. The credit facility requires compliance with certain financial loan covenants related to the Company's current ratio, debt service coverage and funded debt to net income before income taxes plus non-cash items plus interest expense. The agreement prohibits the payment of cash dividends by the Company unless otherwise agreed to by the bank. The Company was in compliance with the financial requirements of the agreement at September 30, 1998, and there were no balances outstanding under the agreement at September 30, 1998 or December 31, 1997.

                           RELIABILITY INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1998

     The Company's Singapore subsidiary maintains an agreement with a Singapore bank to provide an overdraft facility to the subsidiary of 500,000 Singapore dollars (U.S. $296,000) at the bank's prime rate plus 2% (9.25% at September 30, 1998). There were no balances outstanding at September 30, 1998, but amounts utilized under letter of credit commitments totaled $135,000, resulting in credit availability of $161,000 at September 30, 1998. The loan is collateralized by all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank, and continuation of the credit facility is at the discretion of the bank.

     Interest income (expense) for the nine month periods ended September 30, is presented net as follows (in thousands):

                                                             1998      1997

     Interest income                                         $404     $ 138
     Interest (expense)                                     (109)     (242)
                                                             ----      ----
     Interest income (expense), net                          $295    $(104)
                                                             ====      ====

3.   TREASURY STOCK PURCHASE

     In March 1997, the Company purchased 1,270,221 shares of its common stock from a shareholder for $6.50 per share. The treasury stock may be used to issue shares under the 1997 Stock Option Plan and to fund the Company's contributions to its employee stock savings plan.

4.   COMMITMENTS

     A subsidiary of the Company leases a conditioning services and office facility under a non-cancelable operating lease agreement expiring in 2000. Future minimum rental payments under the lease at September 30, 1998 are as follows: 1998 - $68,000; 1999 - $280,000; and 2000 - $132,000.

     The Company leases manufacturing and office space in its U.S. facility to a third party under an agreement expiring in January 2001. Future income under the lease will be: 1998 - $45,000; 1999 - $179,000; 2000 - $179,000; and
2001 - $15,000.

                           RELIABILITY INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1998

5.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                        Nine months ended  Three months ended
                                          September 30,       September 30,
                                          1998    1997       1998    1997
Numerator for basic and diluted
  earnings per share - net income        $4,939  $5,729     $1,305  $2,667
                                          =====   =====      =====   =====
Denominator:
  Denominator for basic earnings per
  share - weighted average shares         6,088   6,656      6,111   5,962

  Dilutive effect assuming
     conversion of stock options            120      74         78     216
                                          -----   -----      -----   -----
  Denominator for diluted earnings per
  share - adjusted weighted average
  shares and assumed conversions          6,208   6,730      6,189   6,178
                                          =====   =====      =====   =====
Earnings per share:
  Diluted                                $  .80  $  .85     $  .21  $  .43
                                          =====   =====      =====   =====
  Basic                                  $  .81  $  .86     $  .21  $  .45
                                          =====   =====      =====   =====

     Stock options related to the purchase of 243,000 shares of common stock were not included in the computation of diluted earnings per share for the first three quarters of 1998 because the options' respective exercise prices were greater than the average market price of the common stock and, therefore, the effect would have been antidilutive.

6.   SHUT-DOWN OF FACILITY AND ASSETS HELD FOR SALE

     The Company's North Carolina services facility accounted for approximately 10% of consolidated revenues in 1997 and provided service to one customer. The customer notified the Company in January 1998 that it was necessary to reduce the output of DRAMs burned-in and tested by the Company's Durham facility. The customer ceased sending product and the Company shut down the facility in April 1998. The Company recorded a $100,000 impairment reserve related to the land and building located at the Durham facility in the first quarter of 1998 in order to state these assets at the lower of carrying amount or fair value, less cost to sell. The land and a building located in Durham are presented as assets held for sale in the accompanying consolidated balance sheet. The assets held for sale are being actively marketed, although no assurances can be given that they will be sold during 1998.

                           RELIABILITY INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1998

     In connection with the shut-down of the facility, 46 Durham employees were terminated. Severance and other related shut-down costs, which were not material, were recorded in the first quarter of 1998, and it is currently estimated that there will be no significant additional expenses related to the shut-down.

7.     SUBSEQUENT EVENTS

     Texas Instruments Incorporated has accounted for substantially all of the revenues of the Company's Singapore services facility. On October 1, 1998 Micron Technology acquired the Texas Instruments facility in Singapore and informed the Company that it will continue to utilize the Company's burn-in services for a period of six to nine months. Texas Instruments' revenues at the Singapore facility accounted for 32% of consolidated revenues for the year ended December 31, 1997 and 24% of consolidated revenues for the nine months ended September 30, 1998.

     On October 13, 1998, the Company announced that it had signed a letter of intent to purchase certain assets of Best I.C. Laboratories, Inc. ("Best") located in Austin, Texas and Singapore. Best operates services facilities that are similar to the Company's Singapore facility.

     The Company will incur costs during 1998, and possibly 1999, related to the downsizing of the Singapore operation and/or integration of the Singapore operations of the Company and Best. The Company's current estimate is that costs of $1.5 million will be incurred related to the changes in operations at the Singapore facility. The costs will relate to personnel reductions, integration of operating facilities, elimination of duplicate functions and disposal of excess equipment. The amount of the costs to be recorded cannot be determined until the Best negotiations are concluded because acquiring the Best assets will have an impact on the future operations of the Singapore facility. The Company currently estimates that the Best transaction, if concluded, will be completed by November 30, 1998.

                            RELIABILITY INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              September 30, 1998


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

FINANCIAL CONDITION

     The primary sources of Reliability's liquidity are cash provided by operations and retained earnings. The Company and its Singapore subsidiary have substantial cash available to support liquidity requirements in 1998 and 1999. The Company maintains lines of credit to supplement the primary sources of capital. Changes in the Company's financial condition and liquidity since September 30, 1997 are generally attributable to changes in cash flows from operating activities, the purchase of 1.3 million shares of the Company's Common Stock in March 1997 and repayment, in 1997, of borrowings that were used to partially finance the purchase of the Common Stock. In addition, the shut-down of the Company's North Carolina services facility in 1998 and the anticipated substantial changes in operations at the Company's Singapore facility will, during late 1998 and early 1999, negatively affect the Company's future financial condition.

     Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following chart. The periods presented related to the profitability ratios are for the nine months ended September 30, and twelve months ended December 31:

                                      September 30, December 31, September 30,
                                          1998         1997          1997

Working capital:
  Working capital (in thousands)        $17,155      $11,906        $8,966
  Current ratio                        3.9 to 1     2.7 to 1      2.2 to 1
Equity ratios:
  Total liabilities to equity               0.3          0.4           0.5
  Assets to equity                          1.3          1.4           1.5
Profitability ratios:
  Gross profit                             53 %         50 %          51 %
  Return on revenues                       17 %         17 %          17 %
  Return on assets (annualized)            20 %         27 %          28 %
  Return on equity (annualized)            25 %         39 %          43 %

                           RELIABILITY INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              September 30, 1998

     The Company's financial condition improved throughout 1997 and 1998. Working capital increased to a very healthy $17.2 million at September 30, 1998, from $9.0 million at September 30, 1997, and the ratio of current assets to current liabilities increased from 2.2 to 1 at September 30, 1997, to 3.9 to 1 at September 30, 1998. The Company's current ratio and working capital were lower at September 30, 1997, due to the fact the Company had used excess cash to partially fund the purchase of treasury stock in March 1997. The Company purchased 1.3 million shares from a shareholder for $8.3 million. The Company used $5.8 million of its cash balances and $2.5 million from its line of credit to purchase the stock. The amount borrowed was paid in full during the third quarter of 1997. The Company obtained increases in its available line of credit from $2.0 million to $7.5 million in March 1997 and to $20 million in August 1997. The changes related to the purchase of Company stock and possible need to finance increases in capital expenditures and other working capital items. The need to purchase capital assets and finance working capital items did not materialize, thus the amount available under the line of credit was reduced to $4.0 million on December 31, 1997. Cash provided by operating activities totaled $8.6 million for the nine month period ended September 30, 1998 and contributed to the increase in cash from $7.1 million at December 31, 1997 to $14.8 million at September 30, 1998.

     Demand for the Company's products and services increased during the first quarter of 1998 resulting in an increase in the Company's backlog to $16.7 million at March 31, 1998, compared to $14.1 million at December 31, 1997. Backlog declined to $3.0 million at September 30, 1998 due to significant decreases in demand, during the second and third quarters of 1998, for products and services sold by the Company. The decline in demand for products and services sold by the Company is related to several factors that are affecting the semiconductor industry. Excess production capacity, changes in demand for various products, a significant decline in the sales price of DRAMs and other less significant factors have resulted in the Company's customers significantly reducing purchases of products and services from the Company during the second and third quarters of 1998. Information available at this time indicates that the reduced demand may continue for an indefinite period.

     Net cash provided by operating activities for the nine months ended September 30, 1998 was $8.6 million, compared with $4.4 million provided by operations in the first nine months of 1997. The principal items contributing to the cash provided by operations in 1998 were net income plus depreciation which totaled $6.3 million and decreases in inventories and accounts receivable of $2.1 and $1.6 million, respectively. Cash provided by operations was reduced by a $1.5 million decrease in accounts payable and a $0.7 million decrease in accrued liabilities. The decreases in accounts receivable, inventories and accounts payable relate to changes in items of this nature, resulting from the timing of receipt of purchased items and invoicing customers and collecting accounts receivable. A decrease in backlog and a decrease in forecasted new orders contributed to the decrease in inventories, accounts payable and accrued liabilities during a period of declining operations and revenues. Accrued liabilities decreased $0.7 million due to payment of performance bonuses related to 1997 profitability and a general reduction in most items included in

                           RELIABILITY INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              September 30, 1998

accrued liabilities due to payment of year-end accruals in the first quarter of 1998 and a reduction in operations.

     The Company does not anticipate that it will incur any additional material expenses related to the shut-down of the Durham facility (see Note 6), provided the $2.2 million of assets held for sale at September 30, 1998 can be disposed of at its current carrying value.

     Micron Technology acquired the Texas Instruments Singapore DRAM facility on October 1, 1998. Texas Instruments accounted for substantially all revenues at the Company's Singapore services facility. Micron has indicated that it will phase out the Texas Instruments manufacturing process and install the Micron process over six to nine months. This will result in a significant reduction in revenues over the phase-down period. The Singapore subsidiary is working with a new customer that could replace a portion of the lost revenues and is negotiating with Micron to provide future services to the Micron facility, but at significantly reduced levels. In addition, the Company is negotiating with Best I.C. Laboratories, Inc. to acquire certain Best assets located in Austin and Singapore. This transaction can replace certain revenues at the Singapore facility. Costs associated with downsizing and integrating the Singapore facility with the Best Singapore facility are currently estimated to be approximately $1.5 million. See Note 7 to the Consolidated Financial Statements for additional information.

     A slow-down in capital spending by the semiconductor industry has resulted in a significant reduction in new orders for testing equipment sold by the Company. A softening in demand for semiconductor equipment and a depressed DRAM pricing environment are factors that are expected to affect the Company's bookings of new business during the remainder of 1998 and for an indefinite period in 1999. Based on currently available information, the Company's forward-looking projections indicate that revenues for the fourth quarter ending December 31, 1998, assuming the Best transaction (see Note 7) is closed as projected, will be between $4 and $5 million and revenues for the fiscal year ending December 31, 1998 will be approximately $33 to $34 million.
Management is optimistic about the long-term outlook for the semiconductor industry and the Company, but believes that the imbalance in supply and demand for certain semiconductors will adversely affect the semiconductor equipment industry and the Company for several more quarters. Significant over-capacity in the semiconductor industry has resulted in a significant decrease in capital spending. Reliability's balance sheet and financial condition are very strong and the Company has the financial resources necessary to weather the downturn, and will use its resources and work closely with customers to develop the products that they will require to process future generations of semiconductor products.

     The Company has implemented various measures to reduce expenses. During 1998, worldwide personnel levels decreased 35% through attrition and workforce reductions. Additional workforce reductions, at selected locations, will be implemented if necessary. Additional cost reduction measures will be implemented if necessary, however, the Company will ensure that its research and development projects and our ability to respond to customer requirements are not affected.

                           RELIABILITY INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              September 30, 1998

     Capital expenditures during the first nine months of 1998 and 1997 were $0.8 million and $2.5 million, respectively. Expenditures for 1998 include equipment required by the Singapore services facility. Proceeds from the sale of equipment were $0.5 million in 1998 and relate to the disposal of assets at the Durham facility. The Company currently forecasts that total capital expenditures for 1998 will be less than $1.0 million.

     The Company believes that its cash and cash equivalent balances, future cash generated from operations and available lines of credit will be sufficient to meet the cash requirements of the Company for the remainder of 1998 and 1999.

RESULTS OF OPERATIONS

     Nine months ended September 30, 1998 compared to nine months ended September 30, 1997.

Revenues. Revenues for the 1998 nine-month period were $29.8 million compared to $32.8 million for the 1997 period. Revenues in the Testing Products segment increased $3.4 million. Services and Power Sources revenues decreased $6.1 and $0.3 million, respectively.

     Revenues in the Testing Products segment were $19.6 million for the nine months period of 1998, which is a 21% increase over the nine month period for 1997. The revenue increase relates to increased demand, during early 1998, for certain products supplied by the semiconductor industry, which translated into increased requirements for products supplied by the Company. The increase in demand has declined substantially in the second and third quarters of 1998, resulting in a significant decrease in backlog in this segment as of September 30, 1998.

     Revenues in the Services segment for the 1998 period were $8.0 million, a decrease of 43% compared to the corresponding 1997 period. The decrease is related to both of the Company's services facilities. The Company closed its North Carolina services facility in April 1998, as explained in the Notes to the Consolidated Financial Statements. Revenues in the Services segment for the 1998 nine month period decreased $6.1 million compared to the 1997 nine month period. The shut-down of the North Carolina facility accounted for $2.3 million of the decrease, volume and unit price decreases at the Singapore facility accounted for $1.1 million and the remaining decrease of $2.7 million relates to a reduction in the sale of burn-in boards at the Singapore facility. The decrease in revenues at the Singapore facility is related to a decrease in demand and unit price decreases.

     Revenues in the Power Sources segment were $2.3 million for the nine month period of 1998, reflecting a 11% decrease from the 1997 period. Revenues were affected by an aging product line and a decline in market penetration resulting in volume decrease. The Company has recently made changes in personnel and has committed resources that are related to improving future product development and marketing efforts.

                           RELIABILITY INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              September 30, 1998

Costs and Expenses. Total costs and expenses for the 1998 period decreased $1.5 million or 6% compared to the 9% revenue decrease of $3.0 million. Cost of revenues decreased $2.3 million, marketing, general and administrative expenses increased $0.2 million and research and development expenses increased $0.5 million. A provision for asset impairment of $0.1 million, related to the closing of the North Carolina services facility, was recorded in March 1998.

     The increase in gross profit from 51% in the 1997 period to 53% in the 1998 period is attributable to the Testing Products segment. The typical gross profit in the Testing Products segment is higher than the gross profit in the other two segments. Revenues in the Testing Products segment accounted for a higher percent of total consolidated revenues in the 1998 nine month period, resulting in the increase in gross profit in 1998 compared to 1997.

     Marketing, general and administrative expenses for the 1998 period increased $0.2 million. The increase in expenses is related to an increase in Testing Products revenues which resulted in an increase in volume related expenses, such as commissions, warranty and similar expenses. Expenses in the Services segment declined $0.9 million. Approximately 50% of the decrease relates to closing of the Company's North Carolina facility in April 1998 and the balance of the decrease relates to a decrease in volume-related and variable expenses at the Singapore facility.

     The change in net interest reflects an increase in interest income and a decrease in interest expense. Interest income increased due to a significant increase in cash and interest expense decreased due to the fact the Company has accelerated payments on the mortgage related to the Houston facility.

     The Company's effective tax rate was 35% for the nine months periods ended September 30, 1998 and 34% for the comparable 1997 period. The principal items affecting the Company's tax rate in 1998 and 1997 were tax benefits not available to a foreign subsidiary due to net operating loss limitations, state income tax expense, U.S. tax which was not provided on earnings of a foreign subsidiary and, in 1997, a change in the valuation allowance resulting from utilization of foreign tax credits.

     Three months ended September 30, 1998 compared to three months ended September 30, 1997.

Revenues. Revenues for the 1998 three-month period were $9.2 million compared to $13.5 million for the 1997 period. Revenues in the Services, Testing Products and Power Sources segments decreased $3.3, $0.7 and $0.3 million, respectively.

                           RELIABILITY INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              September 30, 1998

     Revenues in the Testing Products segment were $7.3 million for the three month period of 1998, which is a $0.7 million decrease over the same period in 1997. Revenues from the sale of CRITERIA products decreased $2.3 million and revenues from the sale of INTERSECT products increased $1.6 million. Revenues were affected by the same factors discussed in the above nine months discussion.

     Revenues in the Services segment for the 1998 three month period were $1.4 million compared to $4.7 million in the corresponding 1997 period. The shutdown of the North Carolina facility accounted for $0.9 million of the decrease; volume decreases at the Singapore facility accounted for $0.9 million; and the remaining decrease of $1.5 million relates to a reduction in the sale of burn-in boards at the Singapore facility. The decrease in revenues in the Services segment is explained in the nine months discussion above.

     Revenues in the Power Sources segment were $0.5 million for the three months ended September 30, 1998, reflecting a 30% decrease from the 1997 period. Revenues were affected by an aging product line and a decline in market penetration resulting in volume decreases.

Costs and Expenses. Total costs and expenses for the 1998 three month period decreased $2.2 million or 23% compared to the 32% revenue decrease. Cost of revenues decreased $2.2 million; marketing, general and administrative expenses decreased $0.2 million and research and development expenses increased $0.2 million.

     The increase in gross profit as a percent of revenues in the 1998 quarter results from the same factors discussed in the above nine months discussion. The overall gross profit for 1998 was affected somewhat by a decrease in the gross profit in the Power Sources segment, which is related to volume decreases.

     Marketing, general and administrative expenses for the 1998 quarter decreased $0.2 million, or 6% compared to a 32% decrease in revenues. Expenses in the Services segment declined $0.4 million. Approximately 30% of the decrease in the Services segment relates to closing the North Carolina facility and the remaining decrease relates to decreases in volume-related and variable expenses at the Singapore facility.

     The Company's effective tax rate was 38% for the three months ended September 30, 1998, compared to an effective tax rate of 34% for the 1997 period. In general, items affecting the tax rates for the quarters ended September 30, 1998 and 1997 are the same as those noted in the nine months discussion above. The higher effective rate in 1998 relates to the Company's Singapore and Costa Rica facilities. Tax benefits associated with fixed asset expenditures in Singapore were lower in 1998 than in 1997 due to a decrease in expenditures and tax benefits are not available, in 1998, to reduce losses of the Costa Rica subsidiary.

                           RELIABILITY INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              September 30, 1998

            The Company disclosed information related to the impact of year 2000 in Form 10-K for the year ended December 31, 1997. The following information supplements the Form 10-K disclosures.

      The Company anticipates completing substantially all known Company year 2000 compliance projects by March 31, 1999. Readiness and compliance by third parties will be monitored throughout 1999. The overall program has been classified into three projects:

      1. assessment of currently manufactured and supported products;
      2.    assessment  of  the  Company's  internal  business   and  operating
            systems; and
      3. assessment of the impact of non-compliance by third party companies that supply material and services to the Company and obtaining confirmation that the third parties will correct known non-compliance in a timely manner.

      It is currently estimated that the total cost associated with the year 2000 compliance project will not exceed $200,000. Approximately 75% of the cost has been incurred.

      The following is the current status of the three projects:

      1. Evaluation of the year 2000 impact on products that are currently sold by the Company is substantially complete. The Company has provided year 2000 solutions to customers of currently supported products. It is estimated that the Company and its customers have completed approximated 75% of the testing of year 2000 solutions related to Company supported products. The Company does not provide year 2000 solutions for products that are no longer in production. The Company will quote to customers the cost to provide year 2000 solutions for products that are no longer in production. It is projected that there will be a limited number of requests for year 2000 solutions related to items that are not current products. The Company believes that products that are being shipped currently and that will be shipped in the future are year 2000 compliant. The Company's year 2000 solutions are subject to typical uncertainties, such as future identification of currently unknown problems and that products will only be used for a reasonable number of years related to the technology that the product is designed to process.

      2. Internal business and operating systems located at the Company's three facilities have been evaluated and necessary hardware and software changes have been identified.

            (a) The Houston conversion is approximately 95% complete and additional testing is the principal item that remains to be completed.

                           RELIABILITY INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              September 30, 1998


            (b) The Costa Rica conversion is approximately 80% complete. Additional hardware and software changes will be completed by January 31, 1999, and it is estimated that the conversion will be completed by March 31, 1999.

            (c) The Singapore conversion is  approximately  25% complete and it
            is   projected  that  the  conversion  will  be  80%  complete   by
            January 31, 1999 and substantially complete by March 31, 1999.

      3. The Company has communicated with key third party suppliers and has received responses from approximately 75% of the suppliers.

            (a) This project is estimated to be only 50% complete because certain suppliers have indicated that compliance will not be completed until various times in 1999.

            (b) The major item remaining to be completed is to follow up with suppliers that have not responded or that are not year 2000 compliant.

            (c) The status of this project will be updated quarterly and specific action steps will be determined each quarter. The Company and the public in general will be subject to uncertainties related to continuation of public utility services, availability of major freight carriers and availability of services from similar suppliers. The Company will attempt to obtain written assurance from as many key suppliers as possible and will, throughout 1999, identify problem areas and develop and implement contingency plans, if necessary.

      The Company's year 2000 compliance project is being implemented based on information that is generally available concerning identified year 2000 problems. Additional information is continually emerging concerning year 2000 problems and solutions and the Company is using reasonable efforts to assess and correct year 2000 problems and will, as necessary, update the assessment.

                           RELIABILITY INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              September 30, 1998


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

                           RELIABILITY INCORPORATED
                               OTHER INFORMATION

                          Part II.  Other information

Items 1 through 5.

  Not applicable.

Items 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

       27.1 Financial Data Schedule

  (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1998.

                           RELIABILITY INCORPORATED
                                  SIGNATURES

                              September 30, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                RELIABILITY INCORPORATED
                                                      (Registrant)



November 6, 1998                                /s/Larry Edwards
                                                President and
                                                Chief Executive Officer



November 6, 1998                                /s/Max T. Langley
                                                Sr. Vice President - Finance
                                                and Chief Financial Officer