Form 10-K405
period 1998-12-31
RELIABILITY INC
filed 1999-03-15
CIK 34285

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998
                         Commission File Number 0-7092

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



      (Registrant's telephone number, including area code): (281) 492-0550

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, no par value per share
                               (title of class)
                                ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past ninety days.

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

      State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within 60 days prior to the filing date.

      $27,275,697, based on the last sales price as reported on The Nasdaq Stock Market on March 5, 1999.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

      Common Stock, no par value                6,631,765
            (title of class)        (number of shares outstanding)

                              as of March 5, 1999

                      Documents Incorporated by Reference

      Listed hereunder are the documents incorporated by reference and the Part of the Form 10-K into which such documents are incorporated:

Part III Proxy Statement for the 1999 Annual Meeting of Shareholders of the Registrant (to be filed within 120 days of the close of the registrant's fiscal year)

                           RELIABILITY INCORPORATED
                                   FORM 10-K

                               TABLE OF CONTENTS

                               December 31, 1998

                                    PART I

                                                                        Page

Item 1.  Business.........................................................4
Item 2.  Properties......................................................12
Item 3.  Legal Proceedings...............................................13
Item 4.  Submission of Matters to a Vote of Security Holders.............13
Item 4A. Executive Officers of the Registrant............................13

                                    Part II

Item 5.  Market for the Registrant's Common Stock and Related
            Stockholder Matters 14
Item 6.  Selected Financial Data.........................................15
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................16
Item 7A. Quantitative and Qualitative Disclosures about Market Risk......24
Item 8.  Consolidated Financial Statements and Supplementary Data.......F-1
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................27

                                   Part III

Item 10. Part III is omitted as the Company will file a
Item 11.    Proxy Statement for the 1999 Annual Meeting of
Item 12.    Shareholders as indicated in this report.....................27
Item 13.

                                    Part IV

Item 14. Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K..........................................28
         Signatures......................................................30

                                    PART I

Item 1.    Business

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

      The Company's business was started in 1971 when substantially all of the assets of a testing laboratory owned by Texas Instruments Incorporated were acquired by Reliability, Inc. In 1974, the Registrant acquired Reliability, Inc. and began providing conditioning and testing services. Reliability Singapore Pte Ltd. began operations during 1978 and provides conditioning services, including limited manufacturing of certain conditioning products for sale to its services customer. Reliability Singapore also manufactured power sources until 1993, when its power sources manufacturing operations were transferred to Costa Rica. RICR de Costa Rica, S.A. began operating in 1990 and manufactures and sells power sources.

      The Company operates in three industry segments as discussed blow.

TESTING AND CONDITIONING PRODUCTS ("Testing Products").

      Under current semiconductor technology and manufacturing processes, manufacturers are unable to consistently produce batches of integrated circuits ("ICs" or semiconductors") that are completely free of defects which cause the ICs to fail. An IC may be defective at the time it is produced or it may have a latent defect which eventually will cause it to fail. An IC with such a defect will almost always fail during the first 500 to 1,000 hours of normal use. Accordingly, it has become customary to "condition" or "burn-in" ICs (i.e, subject them, during a relatively short period of time, to controlled stresses which simulate the first several hundred hours of operation) to identify defects prior to delivery. Such conditioning subjects the ICs to maximum rated temperatures, voltages and electrical signals. Following burn-in, each IC is tested to determine whether it functions as designed.

      The Company manufactures equipment that performs burn-in and testing, as well as equipment that performs burn-in only. The Company was one of the first to design, manufacture and market systems that utilize burn-in and test technology within the same product. The Company has manufactured equipment to burn-in and test ICs since 1980. The Company's burn-in and testing products contain sophisticated software, most of which is designed and developed by the Company contemporaneously with the related hardware. The Testing Products segment provided 64% of the Company's revenues in 1998.

      Since 1992, the Company has focused its research and development on equipment and related software that perform functional testing during burn-in of memory and micrologic devices. This focus has led to the development of two major product families - the INTERSECT(tm) line for the DRAM market and the CRITERIA(r) 18 line for the micrologic device market.

      Set forth below is the year of introduction, device capacity, power dissipation and type of semiconductor processed by each of the primary Testing Products that the Company currently offers:

    Burn-In and Test       Year Intro-    Device    Power Dissi-    Primary
      Product Type            duced      Capacity      pation     Application
    ----------------       -----------   --------   ------------  -----------
     Criteria 18              1991         1,152         7KW      Micrologic
     Criteria 18-HD           1994         1,152        15KW    Microprocessors
     INTERSECT 2000 (2)       1994         8,640           -        Memory
     ---------
     (1) Power/heat dissipation rate in kilowatts
     (2) 64 Meg DRAMS

      The Company manufactures and sells CRITERIA 18 and CRITERIA 18-HD (High Dissipation) burn-in and test systems. The CRITERIA 18-HD system provides a cost-effective means for functional testing during burn-in of high frequency micrologic devices which dissipate large quantities of heat. Solid state switching, in conjunction with the Reliability logic controller software system, provides an environment of very low AC electrical noise for testing devices with .25 to .35 micron line widths. The system also offers the ability to dissipate 15 KW of power in an economically sized system without having to use chilled water as a cooling mechanism. This feature allows users to reduce significantly the amount of floor space used when performing burn-in and test of high power micrologic devices.

      The Company also manufactures, under the trade name INTERSECT, systems which functionally test memory devices during burn-in. This represents a difference in the way memory devices historically have been tested. Most functional testing is performed serially after the device is conditioned. INTERSECT systems perform parallel functional testing during the burn-in process. The testing currently performed by INTERSECT systems during burn-in has historically been performed by serial testers capable of testing 64 individual DRAMs at a time. Because INTERSECT systems can test up to 3,072 individual DRAMs at a time, and are less expensive than serial testers, testing costs per IC can be reduced 30% to 60%.

      The Company's first INTERSECT system was introduced in 1980. INTERSECT systems are computer controlled for high volume burn-in and testing of memory devices. The Company's INTERSECT systems can vary in their burn-in and testing capabilities. The current generation of INTERSECT products are based on the INTERSECT 30 ("I-30") technology which was introduced in 1992. The I-30 is capable of functionally testing 8,640 64 Meg memory devices during the burn-in process in a single chamber. It is capable of testing MOS, CMOS, Bipolar, ECL and BiCMOS DRAMs and SRAMs. During 1994, the Company introduced a lower cost version of the I-30 burn-in and test system called the INTERSECT 2000 ("I-2000"). The I-2000 has the capacity to functionally test 8,640 64 Meg memory devices during the burn-in process in a single chamber and has become the principal product in the INTERSECT product line.

      The Company has developed a networked burn-in and test management software system known as RELNET(tm), which enables users of CRITERIA and INTERSECT systems to connect multiple systems to a single host computer. This provides users with a flexible software tool and a convenient central location to monitor system status, track burn-in boards and device lots, schedule equipment maintenance, control and store test profiles, and generate and store burn-in and testing results.

      Burn-in and testing products are designed and manufactured at the Company's Houston, Texas facility.

      The Company manufactures burn-in only systems marketed under the name CRITERIA. Demand for burn-in only systems has declined significantly, and is being replaced by demand for products that perform both burn-in and testing. The original CRITERIA systems were designed for internal use in the Company's service facility, but, since 1974, these systems and their successors have been sold to outside customers. Burn-in systems generally are used on new IC production lines, but may also be added to existing production lines. The CRITERIA systems burn-in relatively large numbers of similar ICs at one time. CRITERIA products are usually purchased by companies that manufacture large volumes of similar ICs, but they also may be purchased by companies that independently burn-in and test ICs.

      The Company has also designed, manufactured, marketed and supported automatic loaders and unloaders that transfer ICs to and from burn-in boards. The INNOVATION(r) Loader/Unloader family of products was designed to offer flexibility in handling surface mount and dual in-line IC packages. The INNOVATION product line provides automation features, such as device and burn-in board handling. These features improve productivity by providing continuous and unattended device loading and unloading, allowing one operator to handle multiple machines or operations. The Company has reduced the emphasis on this product line, and, as a result, revenues during the 1996 through 1998 period have declined.

SERVICES ("Services").

      The Company currently operates two service facilities, in Austin, Texas and in Singapore, which are dedicated to the burn-in and testing of DRAMs. The Services segment accounted for 28% of the Company's revenues in 1998. The Company closed its Durham Services facility in April 1998 and the principal customer of the Singapore Services facility was acquired by Micron Technology ("Micron") on October 1, 1998. Micron advised the Company, in the fourth quarter of 1998, that it would not outsource the processing of DRAMs of its own design. This has resulted in a significant decline in revenues at the facility, but, in December 1998, the Company acquired a services facility in Singapore that will result in an increase in revenues at the Singapore subsidiary. On December 3, 1998, the Company acquired assets related to two services facilities from Basic Engineering Services and Technology Labs, Inc. ("BEST"). The acquired facilities are located in Austin, Texas and Singapore. (Reference is made to Notes 10 and 11 of the Company's Consolidated Financial Statements for additional information.)

      The Company uses CRITERIA systems and burn-in boards to provide burn-in services. The Company utilizes serial testing equipment and burn-in equipment acquired from BEST and manufactured by other vendors in certain testing procedures. Services are generally sold on a periodically adjusted per-unit-processed basis.

POWER SOURCES ("Power Sources")

      The operating components of electronic equipment frequently have varying electrical requirements. Rather than provide electricity to each component separately, specialized devices called DC-DC converters or power sources are used to convert direct current voltage into a higher or lower voltage. By using small DC-DC converters, electronic equipment can operate from a single output power supply, yet provide different voltages to different operating components. These DC-DC converters allow designers of electronic equipment to localize power requirements, increase modularity in the product design, and expand equipment features without having to redefine power needs. The Company specializes in the one watt to thirty watt DC-DC converter market and designs, manufactures and markets a wide range of power sources classified into the various product series. The Power Sources segment accounted for 8% of the Company's revenues in 1998.

      The Company introduced its initial power sources product series, the V-PAC(r), in 1972. The V-PAC is a DC-DC converter compatible with electronic equipment assembly operations. The Company also manufactures the Z-PAC(r), which is a high efficiency DC-DC power source; the S-PAC(tm), a smaller one watt unit which is similar to the V-PAC; the TELECOM-PAC(r), which is a power source designed for the telecommunications industry; and the LAN-PAC(tm) a power source designed to operate with Local Area Network computer applications.

      The Company introduced, in 1997, two additional models in a new series of wide input range 30 watt DC-DC converters, which increased the number of higher wattage units in the product line. In 1998, the Company continued to convert to surface mount technology for manufacturing power source products. Surface mount technology removes the human element from certain manufacturing processes, thereby enhancing the reliability of the power sources. The technology also allows product assembly in smaller packages and therefore provides higher power output from smaller units.

      Power sources are designed at the Company's Houston, Texas facility and manufactured in the Company's Costa Rica facility.

      (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. The Company's business is divided into three industry segments - (i) manufacture of testing and conditioning products (Testing Products), (ii), services which condition and test integrated circuits as a service to others (Services), and (iii) manufacture of power sources (Power Sources). The information included in Note 5 of the Company's Consolidated Financial Statements provides additional information regarding the Company's industry segments.

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

      (i) PRINCIPAL PRODUCTS. Information as to the principal products and services of the Company is given in part (a) of this Item 1. The Testing
Products segment of the Company's business is the dominant segment. The following table sets forth the percentage of the Company's total revenues by business segment:

                                                     Years Ended December 31,
                                                      -----------------------
     Business Segment                                 1998     1997    1996
     ---------------- ----                            ----     ----
     Testing Products                                  64%      50%     50%
     Services                                          28       43      36
     Power Sources                                      8        7      14
                                                      ---      ---     ---
     Total revenues                                   100%     100%    100%
                                                      ===      ===     ===

Reference is made to Note 5 of the Company's Consolidated Financial Statements for additional information.

      (ii)  NEW PRODUCTS.  During  1998,  Reliability focused its activities on developing  new  features  for  existing  product  lines  that  will  meet  its customers' technical requirements for their next generation memory and microprocessor devices. Reliability completed development, in 1998, and began shipping a low voltage, high current option for its INTERSECT 2000 product line. This new option provides customers with 40% more power and the ability to supply and control voltages as low as one volt. The Company also completed a joint software development program with a major customer which enhances system software tools and improves the productivity of people who program systems.

      During 1998, the Company also concentrated on developing thermal solutions that will remove and control excess heat generated by high speed ICs. The Company has filed certain patent applications related to the thermal solutions that have been developed by the Company.

      In 1998, the Company further expanded the use of surface mount and planar magnetics technology in manufacturing power source products and continued to develop and sell custom one watt through thirty watt converters for specific key customers.

      (iii) RAW MATERIALS AND INVENTORY. The Company's products are designed by its engineers and are manufactured, assembled, and tested at its facilities in Houston, Texas; San Jose, Costa Rica; and, to a limited degree, in Singapore. The Company's products contain certain parts which it manufactures and components purchased from others. Some metal fabrications and subassembly functions are performed by others for the Company.

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

     (iv) PATENTS, TRADEMARKS. The Company believes that the rapidly changing technology in the electronics industry makes the Company's future success dependent more on the quality of its products, services and performance, the technical skills of its personnel, and its ability to adapt to the changing technological environment than upon the protection of any proprietary rights. The Company has patents and pending patent applications in the Untied States and certain other countries which cover key components of testing and conditioning products and ancillary equipment.

      The Company considers its patents for the EX-SERT(tm) backplane system to be material. These patents cover the use of a cavity at the rear wall of the burn-in chamber to isolate power and signal connectors from the harsh environment of the burn-in chamber. In many burn-in systems the power and signal connectors are subjected to intense heat generated within the burn-in chamber, resulting in shortened connector life. The connection assembly disclosed in the patents reduces connector equipment down time. The United States patent was granted in 1983 and expires in 2000, and a Japanese patent was granted in 1995 and expires in 2003. The Company filed, in 1998, patent applications related to a thermally conductive mechanical device or heat sink. The proposed thermal solution can effectively remove heat from ICs, allowing the ICs to operate at much greater speeds.

      The Company also considers its patent relating to a method of IC extraction during the process of unloading burn-in boards and a floating head mechanism used in the loading and unloading of ICs onto burn-in boards to be significant. These patents were granted in 1984 and 1988, respectively and expire in 2001 and 2008, respectively. A patent with respect to the floating head mechanism was granted in Europe in 1994 and expires in 2009, designating France, Germany and the United Kingdom, and an application for a Japanese patent with respect to such technology is pending.

      The Company has certain trademarks which are registered with the U.S. Patent and Trademark Office for use in connection with its products and services, including "ri (and design)," "RELIABILITY," "CRITERIA," "V-PAC." "Z-PAC." "INNOVATION." and "TELCOM-PAC." In addition, the Company uses certain other tradenames which are not presently registered, including "INTERSECT," "RELNET," "EX-SERT," "UNLOADER," "S-PAC," "ISDN-PAC," "RK-94," "SERIES 1000," "CRITERIA 18-HD" and others not listed here which are used less frequently. The Company relies on copyrights and trade secrets to protect its computer software.

      The Company has in the past and will in the future take appropriate action to protect all of its patents, copyrights, trade secrets and trademarks, as well as its other proprietary rights.

      (v)   SEASONALITY.  The  Company's  business  is  not  seasonal,  but  is
cyclical,   depending  on  the  electronics  manufacturing  and   semiconductor
industries.

      (vi) WORKING CAPITAL. The Company finances its inventory and other working capital needs out of internally generated funds and has in the past used periodic borrowings to finance its needs. The Company has short-term credit facilities on which it could draw additional funds as of December 31, 1998. Reference is made to Note 2 of the Company's Consolidated Financial Statements for additional information as to the credit agreements under which working capital is or could be available if required.

      (vii) MAJOR CUSTOMERS. In 1998 and 1997, four customers accounted for 88% and 90%, respectively, of the Company's consolidated revenues. The four customers are Intel Corporation, International Business Machines Corporation, Mitsubishi Semiconductor America, Inc. and Texas Instruments Incorporated. In 1998, two of the customers accounted for approximately 78% and 14%, and in 1997, 75% and 24% of revenues, respectively, in the Services segment. In addition, in 1998, two other customers accounted for 53% and 45% and in 1997, 58% and 38%, of revenues, respectively, in the Testing Products segment. Note 5 to the Company's Consolidated Financial Statements discloses information concerning customers that accounted for more than 10% of consolidated revenues. The Company believes that its relationships with its customers are good. In the Power Sources segment, decreased business from one customer may be replaced by new or increased business from other customers, but there is no assurance that this will occur. The Company's North Carolina facility provided services to one customer, Mitsubishi Semiconductor America, Inc. The customer notified the Company in January 1998 that it was reducing its output of DRAMs to be burned-in and tested by the Company's Durham facility and ceased sending product to the Company. The Company closed the Durham facility in April 1998. The facility accounted for approximately 4% and 10% of Reliability's consolidated revenues in 1998 and 1997, respectively. Micron Technology acquired the Singapore DRAM operations of Texas Instruments ("TI") in the fourth quarter of 1998. TI accounted for substantially all of the revenues of the Company's Singapore Services facility. Micron has advised the Company that it will, in the future, continue to utilize the Company's burn-in services, but at substantially reduced levels.

The Company acquired assets and operations related to two services facilities from BEST in December 1998. The projected 1999 and future years revenues from the acquired operations are forecast to offset a substantial portion of the revenue declines at the Singapore and Durham facilities (see Notes 10 and 11 of the Company's Consolidated Financial Statements for additional information concerning the restructuring and closure of the Singapore and Durham facilities and acquisition of service operations). The loss of other major customers or a significant reduction in orders from a major customer in any business segment and the failure of the Company to obtain other sources of revenue could have a material adverse impact on the Company. The Company has no long-term contracts with its major customers.

      (viii) BACKLOG. The following table sets forth the Company's backlog at the dates indicated:
                                                               December 31,
                                                               ------------
      Business Segment                                        1998       1997
      ----------------                                        ----       ----
                                                              (In thousands)
      Testing Products                                       $1,360    $11,185
      Services                                                  182      2,260
      Power Sources                                             245        681
                                                             ------     ------
        Total                                                $1,787    $14,126
                                                             ======     ======

      Backlog for sales of Testing Products and Power Sources represents orders for delivery within 12 months from the date on which backlog is reported. Backlog for Services represents orders for services where the ICs to be conditioned have been delivered to the Company and orders for testing products, for delivery within 12 months from the date on which backlog is reported, that are directly related to providing services to customers. The Company's backlog as of December 31, 1998 is believed to be firm, although portions of the backlog are not subject to legally binding agreements.

      (ix) GOVERNMENTAL BUSINESS. The Company does not carry on a material amount of business with any governmental agency.

      (x) COMPETITION. The markets for the Company's products and services are subject to intense competition. The Company's primary competitors in the Testing Products segment are other independent manufacturers of such systems and manufacturers of ICs who design their own equipment. The primary methods of competition in this segment are quality, product features, service, delivery, and price. The Company believes that its service after the sale, including its ability to provide installation, maintenance service, and spare parts, enhances its competitiveness.

      The primary areas of competition for the Company's Services are price, service level and geographic location. The Singapore Services facility provides services to a small number of major IC manufacturers in Singapore and, to a limited degree, to companies in Southeast Asia that manufacture and use ICs. The Austin, Texas Services facility provides services to a major IC manufacturer in Austin.

      The world market for power sources is divided into the merchant and the captive markets. There are less than 1,000 competitors in the merchant market of the power sources manufacturing business, most of which target a particular application for their business. The Company believes there are approximately 20 significant competitors whose products compete directly with those of the Company in its U.S. and foreign markets. Competition in the Power Sources segment is based primarily on the specific features of the power sources, price and quality.

      (xi) RESEARCH. The demands of the semiconductor industry for increas-ingly complex and sophisticated equipment requires the Company to continuously develop new products and to review and modify its existing products and services to adapt to technology changes in the industry. The Company also focuses on the development of options for its INTERSECT and CRITERIA product lines. In 1998, 1997 and 1996, the Company spent $2.0 million, $1.6 million and $2.2 million, respectively, on research and development activities. Develop-mental projects, which are primarily related to the Testing Products segment, are ongoing.

    (xii) ENVIRONMENTAL MATTERS. The business of the Company is not expected to be affected by zoning, environmental protection, or other similar laws or ordinances.

   (xiii) EMPLOYEES. On December 31, 1998, the Company had 406 employees, of which 23 were contract or temporary employees. The Company's continued growth depends on its ability to attract and retain its technical staff and skilled employees. During recent years, the Company has experienced a low turnover rate among its U.S. employees. Due to the low unemployment rate in Singapore, turnover at the Singapore subsidiary has been high. Turnover at the Company's Costa Rica subsidiary increased in 1998. The increase was primarily related to a decrease in production levels, resulting in the subsidiary needing fewer employees.

      (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESETIC OPERATIONS AND EXPORT SALES. See Note 5 to the Company's Consolidated Financial Statements for a table showing information about foreign and domestic operations of the Company for the last three years.

Item 2. Properties

      The Company's headquarters, as well as its manufacturing and research and development facilities for testing and conditioning products, is located in a 131,000 square foot facility on a seven acre tract of land in Park 10, an office and industrial park, on Interstate Highway 10 located on the west side of Houston. The Company leased this facility until March 1995, at which time the Company purchased the facility. The Company financed the purchase of its headquarters; at December 31, 1998, outstanding indebtedness secured by the property was $274,000. The Company occupies 96,000 square feet in the building and leases the remaining 35,000 square feet to an outside party.

      A subsidiary of the Registrant leases two facilities totaling 46,000 square feet in Singapore. The Singapore facilities are devoted to Services operations. The Austin Texas Services facility occupies 16,000 square feet of leased space. A subsidiary of the Registrant owns a 29,500 square foot building in the free trade zone in San Jose, Costa Rica. The subsidiary in Costa Rica utilizes 22,600 square feet in the building for the manufacture of power sources. The San Jose facility is not subject to any encumbrance. See Notes 2 and 8 to the Company's Consolidated Financial Statements for information concerning encumbrances and leases.

      The Company considers its properties suitable and sufficient for its needs and has no plans to expand or relocate.

      The Company owns land and a 43,500 square foot building in Durham, North Carolina. The Durham facility is not occupied and is listed for sale.

Item 3. Legal Proceedings.

            Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

            Not applicable.

Item 4A.    Executive Officers of the Registrant.

      The following table sets out certain information regarding each executive officer of the Company:

                                     Officer of
                                     Reliability      Position Currently Held
                                    Incorporated       Held with Reliability
      Name                    Age       Since              Incorporated
      ----                    ---    -----------      -----------------------

Larry Edwards                 57        1981          Chairman of the Board
                                                          of Directors,
                                                        President and Chief
                                                         Executive Officer

Max T. Langley                52        1978          Senior Vice President,
                                                     Chief Financial Officer,
                                                      Secretary and Treasurer

James M. Harwell              44        1993              Vice President

Paul Nesrsta                  42        1993              Vice President

J.E. (Jim) Johnson            53        1994              Vice President

      Mr. Edwards has been President and Chief Executive Officer of the Company since 1993 and became a Director and Chairman of the Board of Directors in 1995. He was President and Chief Operating Officer of the Company from 1990 to 1993 and was Executive Vice President and Chief Operating Officer of the Company for more than five years prior to becoming the President in 1990.

      Mr. Harwell has been Vice President, Manufacturing Operations since 1996. He was Vice President, Site Services from 1993 until 1996 and was the division manager of the automation equipment division of the Company from 1991 to 1993.

      Mr. Nesrsta has been Vice President, Sales and Marketing since 1996. He was Vice President, Testing Products Marketing from 1993 until 1996 and was manager of the test systems division of the Company for more than five years prior to becoming a vice president in 1993.

      Mr. Johnson has been Vice President, Engineering since September 1997. He was Vice President of Engineering for Fusion Semiconductor from August 1996 until September 1997. He was Vice President, Systems Division of Reliability Incorporated for more than five years prior to August 1996.

      Mr. Langley has held his present position for more than five years.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
            Matters.

      The common stock of Reliability trades on The Nasdaq Stock Market under the stock symbol REAL. The high and low sale prices for 1998 and 1997, as reported by The Nasdaq Stock Market, are set forth below.

                                  First      Second       Third      Fourth
                                 Quarter     Quarter     Quarter     Quarter
                                 -------     -------     -------     -------

      1998
      ----
      High                       $16.75      $16.00      $12.13      $ 6.50
      Low                          9.56        8.00        3.75        3.38

      1997
      ----
      High                       $ 4.50      $ 8.69      $23.38      $30.75
      Low                          2.94        4.06        7.56       12.25

      All prices are restated to give effect to the 1997 two-for-one stock split in the form of a dividend. (See Note 4 to the Consolidated Financial Statements.)

      The Company paid no cash dividends in 1998 or 1997. The Company intends to retain earnings for use in its business and therefore does not anticipate paying dividends in the foreseeable future.

      The Company has only one class of stock, which is common stock with full voting rights. In 1998 and 1997, the Company sold and issued shares of common stock to its Employee Stock Savings Plan and to key employees, officers and directors who exercised stock options. All common stock shares that were sold to the stock savings plan and under the stock option plan in 1998 and 1997 were registered under Registration Statements on Form S-8.

      On December 3, 1998, the Company issued 475,000 shares of its Common Stock to BEST in partial payment for assets acquired from BEST. The shares were not registered, in reliance on Section 4 (2) of the Securities Act of 1933, as amended. The stock was offered and issued in a transaction not involving a public offering, to a single entity which represented that it was taking the shares for investment and not resale. The shares are legended against resale and cannot be sold for at least one year after issuance, and then only in reliance on Rule 144 of the Securities and Exchange Commission.

      Reliability  had  approximately  767  shareholders   of   record   as  of
February   12,   1999.  Management  estimates  there  are  approximately  4,500 beneficial owners of Reliability common stock.

Item 6. Selected Financial Data.

      The following table sets forth certain selected financial data for the years indicated:

                                            Years Ended December 31,
                                    -----------------------------------------
                                    1998     1997     1996     1995      1994
                                   ------   ------   ------   ------    ------
                                      (In thousands, except per share data)

Revenues                          $33,543  $47,220  $35,760  $33,930  $23,427
Cost of revenues                   16,330   23,653   18,027   16,837   12,737
                                  -------   ------   ------   ------   ------
Gross profit                       17,213   23,567   17,733   17,093   10,690

Expenses:
   Marketing, general and
      administrative                8,383    9,679    8,043    8,862    7,056
   Research and development         2,009    1,578    2,197    2,227    1,054
   Provision for restructuring        607        -        -        -        -
   Interest (income) expense net     (491 )     66       53       60     (154 )
                                   ------   ------   ------   ------   ------
      Total expenses               10,508   11,323   10,293   11,149    7,956
                                   ------   ------   ------   ------   ------
Income before income taxes          6,705   12,244    7,440    5,944    2,734
Provision for income taxes          2,468    4,112    2,594    1,881       89
                                   ------   ------   ------   ------   ------
Net income                        $ 4,237  $ 8,132  $ 4,846  $ 4,063  $ 2,645
                                   ======   ======   ======   ======   ======

Earnings per share (1):
   Diluted                        $   .68  $  1.23  $   .57  $   .48  $   .31
   Basic                              .69     1.25      .57      .48      .31

Weighted average shares (1):
      Diluted                       6,201    6,604    8,486    8,486    8,486
      Basic                         6,111    6,500    8,486    8,486    8,486

Total assets                      $33,246  $29,801  $26,603  $23,727  $13,284
Working capital                    15,159   11,906   12,728    8,504    8,974
Property and equipment, net         9,536   10,682    9,257    8,979    1,925
Long-term debt                          -    1,560    1,961    2,482        -
Total stockholders' equity         27,577   20,642   19,668   14,822   10,759

(1) The weighted average number of shares used in the earnings per share calculations and earnings per share have been adjusted to give effect to a two-for-one stock split in the form of a dividend. (See Notes 4 and 6 of the Notes to Consolidated Financial Statements.)

Item 7. Management's Discussion and Analysis of Financial Condition and
            Results of Operations.

      This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this document contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth elsewhere in this report.

      FINANCIAL CONDITION.

  The primary sources of Reliability's liquidity are cash provided by operations and working capital. The parent Company and its Singapore subsidiary have substantial cash available to support anticipated liquidity requirements. The Company maintains lines of credit to supplement the primary sources of capital. Changes in the Company's financial condition and liquidity during the three year period ended December 31, 1998 are generally attributable to changes in cash flows from operating activities, acquiring certain assets from BEST during 1998, accelerating payments on a mortgage during 1997 and 1998, changes in the levels of capital expenditures, the purchase of 1.3 million shares of the Company's Common Stock in 1997 and repayment, in 1997, of borrowings that were used to partially finance the purchase of the Common Stock. In addition, the shut-down of the Company's North Carolina services facility in 1998 and changes in operations at the Company's Singapore facility did, during late 1998, and will in 1999, affect the Company's future financial condition.

      Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following table:

                                        1998        1997        1996
                                       ------      ------      ------
Working capital:
   Working capital (thousands)        $15,159     $11,906     $12,728
   Current ratio                     4.0 to 1    2.7 to 1    3.8 to 1
Profitability ratios:
   Gross profit                          51%        50%         50%
   Return on revenues                    13%        17%         14%
   Return on assets                      13%        27%         18%
   Return on equity                      15%        39%         25%
Equity ratios:
   Total liabilities to equity           0.2        0.4         0.4
   Assets to equity                      1.2        1.4         1.4

      The Company's financial condition improved significantly throughout the three year period ending in 1998. Working capital totaled $15.2 million at December 31, 1998, compared to $11.9 million and $12.7 million at December 31, 1997 and 1996, respectively. The ratio of current assets to current liabilities was 4.0 to 1 at December 31, 1998, an increase from 2.7 to 1 and 3.8 to 1 at December 31, 1997 and 1996, respectively. The Company's current ratios were unusually high at December 31, 1998 and 1996 due to cash accumulations during periods of declining production. Assets such as accounts receivable and inventories decrease during periods of declining production and are converted to cash. Cash provided by operations in 1998 was used to substantially reduce a mortgage payable, acquire assets from BEST, purchase fixed assets and increase the amount of short-term interest-bearing cash investments. Cash provided by operations in 1997 and 1996 was used to purchase capital assets. In addition, in 1997, management's evaluations indicated that the Company's Common Stock was undervalued compared to industry peers. In March 1997, the Company purchased
1.3 million shares from a shareholder for $8.3 million. The Company used $5.8 million of its cash balance and $2.5 million from its revolving term loan to purchase the stock. The amount borrowed under the term loan was paid in full during the third quarter of 1997.

      Increased demand for the Company's products and services during 1997 resulted in a $14.1 million backlog at December 31, 1997, but significant decreases in demand for the Company's products and services during 1998 resulted in backlog decreasing to $1.8 million at December 31, 1998. The operating effects related to the changes in backlog during 1998 and 1997 affected various elements of cash provided by operations, as reflected in the Consolidated Statements of Cash Flows.

      Net cash provided by operating activities for the year ended December 31, 1998 was $11.0 million, compared to $9.2 million and $8.9 million provided in 1997 and 1996, respectively. The principal items contributing to the cash provided by operations in 1998 were net income plus depreciation and amortization, which totaled $6.2 million, and decreases in accounts receivable and inventories of $4.6 million and $2.8 million, respectively. Cash provided by operations in 1998 was reduced by decreases in accounts payable, accrued liabilities and income taxes payable totaling $3.1 million. The decrease in accounts receivable, inventories and the liability accounts, in 1998, resulted from a reduction in the level of revenues and backlog during the last half of 1998. Significant items contributing to cash provided by operations in 1997 were the sum of net income plus depreciation of $9.7 million and increases in accrued liabilities, primarily payroll related accruals, and accounts payable of $1.2 and $1.0 million, respectively. Cash provided by operations in 1997 was reduced by increases in accounts receivable and inventories of $2.6 million and $1.2 million, respectively. The changes in 1997 were directly related to the Company operating at levels required to support the increase in revenues in 1997, compared to 1996.

      Capital expenditures during 1998, 1997 and 1996 were $0.9, $3.0 and $1.8 million, respectively. Expenditures during 1998 included equipment for the Testing Products segment and equipment used by the Singapore Services facility to provide Services to its customers. A significant portion of expenditures for 1997 included equipment required by the Singapore Services facility to support increased demand for Services. A significant portion of the 1996 expenditures included improvements at the Services facility in North Carolina and equipment required by the Singapore Services facility.

      During the 1996 to 1998 period, the Company has maintained a credit facility with a financial institution to provide credit availability to supplement cash provided by operations, if required. Credit availability provided by the credit facility was $4.0 million at December 31, 1998. The Company's Singapore subsidiary maintains a small overdraft facility to support the subsidiary's credit commitments.

      Reliability's revenue is dependent on conditions within the semiconductor industry, and profitability is dependent on revenues and the Company's ability to control expenses. The Company continues to enforce stringent expense controls and will maintain these controls until revenues increase to higher levels. Semiconductor manufacturers experienced good volume growth during 1996 and 1997, and modest increases in 1998. The Company's Testing Products segment is dependent on the capital expenditures by semiconductor manufacturers. The semiconductor industry is highly cyclical and experiences periods of oversupply and excess production capacity. Beginning in early 1998, oversupply and excess production capacity began to affect demand for test equipment and also continued to reduce and hold down DRAM sales prices. These factors resulted in a significant decrease in the amount of new orders for Testing Products and Services sold by the Company in 1998. Demand for Testing Products sold by the Company remains very weak during the early months of 1999 and indications are that the weak demand may continue for several more quarters. The acquisition of certain Services activities from BEST in December 1998 and a general increase in demand, in late 1998, for Services provided by the Company indicate that revenues in the Services segment could improve throughout 1999. Based on the Company's current low backlog level and the uncertainty concerning demand for the Company's products during 1999, Reliability is not currently providing a revenue forecast for the year ending December 31, 1999. The current forward-looking forecast indicates revenues for the first quarter of 1999 to be approximately $4.3 million to $4.7 million, compared to fourth quarter 1998 revenues of $3.7 million.

      Current projections indicate that the Company's cash and cash equivalent balances, future cash generated from operations and available lines of credit will be sufficient to meet the projected cash requirements of the Company during 1999.

      RESULTS OF OPERATIONS.

      OVERVIEW. Changes in revenues from the sale of Testing Products sold by the Company during the three year period ended in 1998 reflected changes in demand by the semiconductor industry resulting in product mix and volume changes in 1998 and volume increases in 1997 and 1996. Services revenues decreased in 1998 due to the closing of the Company's North Carolina facility and acquisition of the Singapore facility's dominant customer (Texas Instruments) by Micron Technology. These events were caused by significant decreases in DRAM prices in 1997 and weak prices in 1998. The North Carolina facility accounted for approximately 4% and 10% of consolidated revenues in 1998 and 1997, respectively. Services revenues increased during 1997 and 1996 due to increased customer requirements for conditioning Services. Product mix changes and price competition in the Power Sources segment resulted in a decrease in unit volumes and a decline in total revenues in 1998 and 1997. Services revenues in 1998 were impacted by the Company's acquisition of two Services operations from BEST in December 1998. The results of operations related to the acquisition have been included in the Company's operations since December 3, 1998. (See Note 10 of the Company's Consolidated Financial Statements for additional information.)

      REVENUES. Revenues for 1998 decreased 29% to $33.5 million, reflecting decreases of $11.1, $1.9 and $0.7 million in the Services, Testing Products and Power Sources segments, respectively. The factors contributing to changes in revenues in 1998 are explained below. Revenues for 1997 increased 32% to $47.2 million, reflecting a $5.8 million increase in the Testing Products segment and an increase of $7.3 million in the Services segment. The revenue increases relate to increased unit demand for semiconductors, which translated into increased requirements for products and services supplied by the Company. Revenues in the Power Sources segment declined $1.6 million in 1997. Revenues in the Singapore and U.S. geographical segments all increased in 1997. The increase in the Singapore segment was attributable to a significant increase in demand for services provided by the Singapore subsidiary. The overall increase in the U.S. segment was related to volume increases and product mix changes in the Testing Products segment.

      Revenues in the Testing Products segment were $21.6 million for 1998, which was a decrease of 8% from the same period in 1997. The decrease was related to changes in demand resulting in volume changes and product mix changes. Revenues from the sale of INTERSECT products decreased $2.2 million, while net revenues from the sale of CRITERIA and loader and unloader products increased $0.3 million. CRITERIA revenues increased due to volume increases resulting from an increase in the number of CRITERIA systems delivered to a customer. The increase reflected increased demand for semiconductors sold by the customer. Revenues from the sale of loader and unloader products decreased significantly due to the Company's reduced emphasis on the loader and unloader products line. Revenues in the Testing Products segment were $23.5 million for 1997, which was an increase of 33% over 1996. The increase was related to increased demand resulting in volume increases and higher unit prices due to product mix changes. Revenues from the sale of INTERSECT products increased $1.9 million, while revenues from the sale of CRITERIA and loader and unloader products increased $3.9 million.

      Revenues in the Services segment decreased 54% in 1998 to $9.2 million. Services revenues, in 1998, decreased at two of the Company's Services facilities. The North Carolina facility was closed in April 1998. In addition, revenues at the Singapore Services facility decreased $7.6 million due to volume and unit price decreases related to decreased demand and price competition and the acquisition by Micron of TI's Singapore DRAM operations. Revenues included in the Services segment from the sale of conditioning products to Services customers also decreased significantly during 1998 due to the same factors.

      Revenues in the Services segment increased 56% in 1997 to $20.3 million. The increase was related to the Company's Singapore Services facility and was caused by volume increases resulting from increased demand, reduced by unit price decreases resulting from product mix and volume changes; approximately 70% of the increase related to an increase in the sale of burn-in boards to support product mix changes.

      Revenues in the Power Sources segment decreased 22% in 1998 to $2.7 million, after decreasing 32% to $3.4 million in 1997. Revenues were affected in 1998 and 1997 by changes in demand, an aging product line, price competition and a decline in market penetration resulting in volume decreases.

      COSTS AND EXPENSES. Changes in costs and expenses during the three year period were primarily related to changes in revenues and the effect of stringent expense control programs during the period.

    Total costs and expenses, excluding interest and a $0.6 million provision for restructuring, for the 1998 period decreased $7.0 million or 20% compared to the 29% revenue decrease of $13.7 million. Cost of revenues decreased $7.3 million; marketing, general and administrative expenses decreased $1.3 million and research and development expenses increased $0.4 million. Total costs and expenses, excluding interest, increased $6.6 million or 24% in 1997, compared to the 32% revenue increase of $11.5 million. Cost of revenues increased $5.6 million; marketing, general and administrative expenses increased $1.6 million; and research and development expenses decreased $0.6 million.

      The Company's gross profit, as a percent of revenues, was 51% in 1998 and 50% in 1997 and 1996. The increase in gross profit to 51% in the 1998 period was attributable to the Testing Products segment. The gross profit in the Testing Products segment is higher than the gross profit in the other two segments. Revenues in the Testing Products segment accounted for a significantly higher percent of total consolidated revenues in the 1998 period, resulting in the overall increase in gross profit in 1998, compared to 1997 and 1996. Gross profit in all three business segments decreased slightly in 1998 due to revenue decreases related to overall volume decreases. The gross profit in the Power Sources segment in 1998 decreased due to the significant decrease in revenues resulting from volume decreases. The gross profit in the Services segment, in 1998, decreased due to a significant decrease in revenues, as discussed above. Gross profit in the Testing Products segment, in 1997, increased slightly due to efficiencies related to volume increases and to product mix changes. The gross profit in the Power Sources segment, in 1997, decreased due to the significant decrease in revenues resulting from volume decreases. Gross profit in the Services segment, in 1997, decreased slightly due to a significant increase in revenues related to sale of burn-in boards to Services customers. Gross profit on burn-in boards is traditionally lower because of price competition. The gross profit in the Testing Products segment for 1996 was reduced by a $1.0 million reserve for excess inventory due to a significant decrease in demand for a specific INTERSECT model.

       Marketing, general and administrative expenses for 1998 decreased $1.3 million, or 13%, over the 1997 period, compared to a 29% decrease in revenues. This decrease was primarily related to the Services segment and, to a lesser extent, to the Power Sources segment. Expenses in the Services segment decreased due to the shut-down of the North Carolina Services facility in April 1998 and a decrease in variable expenses at the Singapore facility due a reduction in the volume of ICs processed for customers. In addition, expenses in all three segments, in 1998, were reduced because incentive compensation accruals declined due to the decrease in profitability in the all segments and for the Company as a whole. Expenses in the Power Sources segment decreased due to expense controls and a decrease in personnel levels due to a reduction in revenues. The Company has implemented various measures to reduce expenses. During 1998, worldwide personnel levels decreased 50%, excluding the BEST acquisition, through attrition and workforce reductions. Additional workforce reductions, at selected locations, will be implemented if necessary. The Company will ensure that its research and development projects and its ability to respond to customer requirements are not affected by cost reduction measures. Marketing, general and administrative expenses for 1997 increased only $1.6 million, or 20%, over the 1996 period, compared to a 32% increase in revenues. This increase is primarily related to the Testing Products segment and, to a lesser extent, to the Services segment and resulted from increases in variable expenses such as royalties, sales commissions and warranty expenses, and an increase in incentive
compensation  accruals  which  are  directly  related   to   an   increase   in
profitability.

      Research and development expenses increased $0.4 million in 1998, after declining $0.6 million in 1997. A significant portion of the expenditures in each of the years related to development of testing and conditioning products and, in 1998, development of new features for existing product lines. The Company completed development of new models of INTERSECT and CRITERIA products during 1995, and the new products accounted for a substantial portion of the revenues in the three year period ending in 1998. The Company classifies costs related to modifying existing products as sustaining engineering expense. Sustaining engineering expenses are charged to cost of product sales and thus are not included in research and development expense. In 1997, substantial engineering resources were devoted to sustaining engineering projects. Sustaining engineering expenses increased $650,000 or 250% in 1997, compared to 1996. Reliability is committed to continuing a significant research and development program, and development costs may increase in 1999.

      PROVISION FOR RESTRUCTURING AND IMPAIRMENT AND ASSETS HELD FOR SALE. The Company recorded a $507,000 provision for restructuring of its Singapore operations in 1998, due to a significant reduction in the volume of ICs that will be processed by the Company in Singapore. The volume decrease relates to the fact that Micron Technology acquired the Texas Instruments DRAM manufacturing facility in Singapore. The restructuring provision includes $207,000 for severance costs paid to employees that were terminated during 1998 and current estimates of other costs that will be incurred in restructuring the operations. The Company, in 1998, acquired certain operations related to BEST Singapore and will, in 1999, integrate the operations of Reliability Singapore with those of BEST Singapore. Additional restructuring costs may be incurred in 1999 related to combining the activities of the two operations. In addition, during 1998, the Company shut down its Services facility in North Carolina. The Company recorded a $100,000 impairment reserve related to the land and building located at the North Carolina facility. The carrying value of the land and building totals $2.2 million and the assets are classified as assets held for sale in the December 31, 1998 consolidated balance sheet. The assets are being actively marketed, although no assurances can be given that they will be sold during 1999.

      INTEREST INCOME AND EXPENSE. The changes in net interest during the three year period reflect an increase in interest income and a decrease in interest expense. Interest income increased due to significant increases in investable cash and interest expense decreased due to the fact the Company accelerated payments on the mortgage related to the Houston facility.

      PROVISION FOR INCOME TAXES. The Company's effective tax rates were 37%, 34% and 35% for 1998, 1997 and 1996, respectively. The principal items affecting the Company's tax rate in 1998 and 1997 were foreign losses for which a tax benefit is not available, lower effective income tax rates related to undistributed foreign earnings and state income taxes and, in 1997, a change in the valuation allowance resulting from utilization of foreign tax credits. Effective January 1, 1997, the Company changed its policy with respect to providing U.S. income taxes on undistributed earnings of its Singapore subsidiary. Changes in demand for services provided by the subsidiary necessitates permanent reinvestment of future earnings of the subsidiary; thus deferred U.S. income taxes have not been provided after January 1, 1997. The effective tax rate in 1996 was affected by a tax benefit from an export processing exemption in Costa Rica and state income tax expense.

      NET INCOME. Income before income taxes was $6.7 million for 1998, compared to $12.2 million for 1997 and $7.4 million for 1996. Net income was $4.2 million, $8.1 million and $4.8 million for the respective periods.

      EARNINGS PER SHARE. Diluted earnings per share were $.68, $1.23 and $.57 for the years ended December 31, 1998, 1997 and 1996, respectively; $.04 of the 1998 earnings per share was due to a decrease in the weighted average number of shares outstanding and $.29 of the 1997 increase was due to a decrease in the weighted average number of shares outstanding. The decrease, in 1997 and to a lesser degree in 1998, in average shares outstanding resulted from the Company purchasing 1.3 million shares of its Common Stock from a stockholder in March 1997. The Company declared a two-for-one stock split as a 100% stock dividend on September 5, 1997. Weighted average share and per share data have been restated to reflect the stock split.

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

      Based on a recent and ongoing assessment, the Company determined that it would be required to modify or replace portions of its software and software that has been sold to customers so that computer systems will function properly with respect to dates in the year 2000 and thereafter. A substantial portion of the modifications and replacements had been completed as of December 31, 1998. The Company presently believes that with modifications to software and conversions to new software that have been or will be implemented, the Year 2000 Issue will not pose significant operational problems and will not materially affect future financial results.

      The Company anticipates completing substantially all known Company year 2000 compliance projects by March 31, 1999. Readiness and compliance by third parties will be monitored throughout 1999. The overall program has been classified into four projects:

      1. assessment of products that are currently manufactured and supported by the Company;
      2.    assessment  of   the  Company's  internal  business  and  operating
            systems;
      3. assessment of the impact on the Company of non-compliance by third party companies that supply material and services to the Company and obtaining confirmation that the third parties will correct known non-compliance in a timely manner; and
      4. conversion of BEST internal business and operating systems to the Company's compliant systems.

      It is currently estimated that the total cost associated with the year 2000 compliance project will not exceed $200,000. Approximately 80% of the cost has already been incurred.

      The following is the current status of the four projects:

      1. Evaluation of the year 2000 impact on products that are currently sold and supported by the Company is substantially complete. The Company has provided year 2000 solutions to customers of currently supported products. It is estimated that the Company and its customers have completed approximated 80% of the testing of year 2000 solutions related to Company supported products. The Company does not provide year 2000 solutions for products that are no longer in production. The Company will quote to customers the cost to provide year 2000 solutions for products that are no longer in production. It is projected that there will be a limited number of requests for year 2000 solutions related to items that are not current products. The Company believes that products that are being shipped currently and that will be shipped in the future are year 2000 compliant. The Company's year 2000 solutions are subject to typical uncertainties, such as future identification of currently unknown problems and that products will only be used for a reasonable number of years related to the technology that the product is designed to process.

      2. Internal business and operating systems located at the Company's three facilities have been evaluated and necessary hardware and software changes have been identified.

            (a) The Houston conversion is approximately 95% complete and additional testing is the principal item that remains to be completed.

            (b) The Costa Rica conversion is approximately 95% complete. It is estimated that the conversion will be completed by March 31, 1999.

            (c) The Singapore conversion is approximately 80% complete and it is projected that the conversion will be substantially complete by May 31, 1999.

      3. The Company has communicated with key third party suppliers and has received responses from approximately 80% of the suppliers.

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

      4. Substantially all of the BEST systems will be converted and/or integrated into the Company's compliant systems by March 31, 1999. The remaining systems will be converted by June 30, 1999.

      The Company has not completed development of contingency plans or its evaluation of the possible worst case scenario. In general, it appears that the worst case scenario may be that some suppliers may not be able to supply critical products or services. The Company will seek new vendors where necessary. The development of the worst case scenario and contingency plans is expected to be completed by June 30, 1999.

      The Company's year 2000 compliance project is being implemented based on information that is generally available concerning identified year 2000 problems. Additional information is continually emerging concerning year 2000 problems and solutions, and the Company believes it is using reasonable efforts to assess and correct year 2000 problems and will, as necessary, update the assessment.

      The costs of the project and the date by which the Company believes it will complete year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could materially differ from those anticipated.

                        FORWARD-LOOKING STATEMENTS

      From time to time, the Company may publish forward-looking statements, including those that are contained in this report, relating to such matters as anticipated financial performance, business prospects, technological develop-ments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, market acceptance of Company products and services, the effects of general economic conditions, the impact of competition, product development schedules, problems with technology, delivery schedules, year 2000 compliance, future results related to acquisitions, and supply and demand changes for Company products and services and its customers' products and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      MARKET RISK. The following discussion about the Company's market risk includes "forward-looking" statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

      The Company is exposed to market risks, including interest rate risk and foreign currency risk. In addition, trade receivables subject the Company to concentrations of credit risk. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate the Company's exposure to such changes. See the notes to the consolidated financial statements for a description of the Company's accounting policies and other information related to these financial instruments. The Company does not engage in speculative transactions and does not use derivative instruments or engage in hedging activities.

      Interest Rate Risk. The Company places its short-term investments, which generally have a term of less than 90 days, with high quality financial institutions, limits the amount of credit exposure to any one institution, and has investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. As of December 31, 1998, the Company had short-term investments totaling $14 million. Due to the short-term nature of these instruments, the carrying value approximates market value. If 1999 average short-term interest rates decreased by 1.0% over 1998 average rates, the Company's projected interest income from short-term investments would decrease by approximately $140,000.

      As of December 31, 1998, the fair value of the Company's total debt outstanding (all of which bore interest at fixed rates) of $0.8 million approximated its fair value. This debt is expected to be paid in full during the first half of 1999. Market risk, estimated as potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, is estimated to be not material to the Company as of December 31, 1998. In addition to this debt, the Company has historically maintained lines of credit at interest rates that fluctuate with the U.S. prime rate, thus the Company's historical borrowing rates have been near or slightly below prime rates. There were no borrowings outstanding under these lines of credit as of December 31, 1998.

      Foreign Currency Risk. The Company has subsidiaries located in Costa Rica and Singapore. The functional currency of the two subsidiaries is the U.S. dollar. Revenues of the Costa Rica subsidiary are denominated in U.S. dollars and operating expenses are denominated in the local currency of Costa Rica. Historically, the Costa Rica currency has been devalued frequently, relative to the U.S. dollar, resulting in minimal exchange effects on the equivalent U.S. dollar expenses of the subsidiary.

      The Company estimates that approximately 60% and 50% of its Singapore subsidiary's 1999 revenues and expenses, respectively, will be denominated in Singapore dollars. The balance will be denominated in U.S. dollars. Historically, fluctuations in Singapore dollar/U.S. dollar exchange rates have not had a material effect on the Company. Future changes in the exchange rate of the U.S. dollar to the Singapore dollar may positively or negatively impact the Company's revenues, operating expenses and earnings.

      Concentrations of Credit Risk. The Company provides products and services to companies in the electronics and semiconductor industries, many of which are industry leaders. There are a limited number of companies which purchase testing products and services sold by the Company. During 1998, the Company's four largest customers accounted for approximately 88% of consolidated revenues. The Company's trade receivables are primarily denominated in U.S. dollars and are generally due within 30 days. In general, trade receivables are collected in a timely manner and historically bad debts have been very low. Timely collection of trade receivables minimizes the currency risk associated with trade receivables that are denominated in foreign currencies.

Item 8.  Consolidated Financial Statements and Supplementary Data.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE

                                                                         Page

Report of independent auditors                                            F-2
Consolidated balance sheets at December 31, 1998 and 1997                 F-3
For each of the three years in the period ended December 31, 1998:
   Consolidated statements of income                                      F-5
   Consolidated statements of cash flows                                  F-6
   Consolidated statements of stockholders' equity                        F-8
Notes to consolidated financial statements                                F-9
Schedule for each of the three years in the period
      ended December 31, 1998:
   II - Valuation and qualifying accounts and reserves                    S-1

      All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                        REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Reliability Incorporated

      We   have  audited  the  accompanying  consolidated  balance  sheets   of
Reliability Incorporated as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliability Incorporated at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                          BY/s/ERNST & YOUNG LLP

Houston, Texas
January 29, 1999

                           RELIABILITY INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                    ASSETS


                                                            December 31,
                                                           --------------
                                                            1998     1997
Current assets:                                             ----     ----
  Cash and cash equivalents                               $15,702  $ 7,108
  Accounts receivable                                       2,178    6,753
  Inventories                                               1,301    4,156
  Deferred tax assets                                         572      601
  Other current assets                                        441      501
                                                           ------   ------
     Total current assets                                  20,194   19,119

Property, plant and equipment, at cost:
  Machinery and equipment                                  14,390   16,279
  Building and improvements                                 5,023    7,958
  Land                                                        530      792
                                                           ------   ------
                                                           19,943   25,029
     Less accumulated depreciation                         10,407   14,347
                                                           ------   ------
                                                            9,536   10,682

Assets held for sale                                        2,193        -
Goodwill, net of accumulated amortization                   1,323        -
                                                           ------   ------
                                                          $33,246  $29,801
                                                           ======   ======






















                            See accompanying notes.

                           RELIABILITY INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                                            December 31,
                                                           --------------
                                                            1998     1997
                                                            ----     ----
Current liabilities:
  Current maturities on long-term debt                    $   274  $   401
  Note payable to shareholder                                 534        -
  Accounts payable                                            547    1,659
  Accrued liabilities                                       3,045    4,426
  Income taxes payable                                        335      727
  Accrued restructuring costs                                 300        -
                                                           ------   ------
     Total current liabilities                              5,035    7,213

Long-term debt                                                  -    1,560
Deferred tax liabilities                                      634      386
Commitments and contingencies                                   -        -

Stockholders' equity:
  Common stock, without par value; 20,000,000 shares
     authorized; 7,811,278 and 7,269,502 shares issued
     in 1998 and 1997, respectively                         9,340    6,690
  Retained earnings                                        26,081   21,844
                                                           ------   ------
                                                           35,421   28,534
  Less treasury stock, at cost, 1,206,762 and
     1,214,211 shares in 1998 and 1997, respectively        7,844    7,892
                                                           ------   ------
     Total stockholders' equity                            27,577   20,642
                                                           ------   ------
                                                          $33,246  $29,801
                                                           ======   ======
















                            See accompanying notes.

                           RELIABILITY INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)


                                                  Years Ended December 31,
                                                  ------------------------
                                                   1998      1997    1996
                                                   ----      ----    ----
Revenues:
  Product sales                                  $24,294   $26,908 $22,770
  Services                                         9,249    20,312  12,990
                                                  ------    ------  ------
                                                  33,543    47,220  35,760
Costs and expenses:
  Cost of product sales                           10,491    11,108  10,132
  Cost of services                                 5,839    12,545   7,895
  Marketing, general and administrative            8,383     9,679   8,043
  Research and development                         2,009     1,578   2,197
  Provision for restructuring                        607         -       -
                                                  ------    ------  ------
                                                  27,329    34,910  28,267
                                                  ------    ------  ------
Operating income                                   6,214    12,310   7,493
Interest income (expense), net                       491       (66 )   (53 )
                                                  ------    ------  ------
Income before income taxes                         6,705    12,244   7,440
Provision for income taxes                         2,468     4,112   2,594
                                                  ------    ------  ------
Net income                                       $ 4,237   $ 8,132 $ 4,846
                                                  ======    ======  ======
Earnings per share:
  Diluted                                        $   .68   $  1.23 $   .57

  Basic                                          $   .69   $  1.25 $   .57

Weighted average shares:
  Diluted                                          6,201     6,604   8,486

  Basic                                            6,111     6,500   8,486














                            See accompanying notes.

                           RELIABILITY INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                   Years Ended December 31,
                                                   ------------------------
                                                    1998     1997     1996
                                                    ----     ----     ----
Cash flows from operating activities:
  Net income                                       $4,237  $ 8,132  $ 4,846
  Adjustments to reconcile net income to cash
     provided by operating activities:
       Depreciation and amortization                1,916    1,613    1,438
       Change in deferred tax assets
         and liabilities                              277      189     (105 )
       Provision for inventory obsolescence            40      233    1,043
       Provision for restructuring, net of
         cash payments                                400        -        -
       Loss (gain) on disposal of fixed assets        (14 )      6      (47 )
  Increase (decrease) in operating assets and
     liabilities, net of effects from acquisition:
       Accounts receivable                          4,575   (2,565 )  4,301
       Inventories                                  2,815   (1,230 )   (284 )
       Prepaid income taxes                             -      286     (286 )
       Other current assets                           (72 )    (52 )   (138 )
       Accounts payable                            (1,112 )    959     (675 )
       Accrued liabilities                         (1,637 )  1,206     (870 )
       Income taxes payable                          (392 )    396     (355 )
                                                   ------   ------   ------
          Total adjustments                         6,796    1,041    4,022
                                                   ------   ------   ------
Net cash provided by operating activities          11,033    9,173    8,868
                                                   ------   ------   ------
Cash flows from investing activities:
  Cash paid for acquired business                  (1,000 )      -        -
  Expenditures for property and equipment            (853 ) (3,046 ) (1,754 )
  Proceeds from sale of equipment                     498        2       85
                                                   ------   ------   ------
Net cash (used) in investing activities            (1,355 ) (3,044 ) (1,669 )
                                                   ------   ------   ------













                            See accompanying notes.

                           RELIABILITY INCORPORATED
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
                                (In thousands)

                                                   Years Ended December 31,
                                                   ------------------------
                                                    1998     1997     1996
                                                    ----     ----     ----

Cash flows from financing activities:
  Payments on long-term debt                       (1,687 )   (367 )   (247 )
  Proceeds from issuance of common and treasury
     stock pursuant to stock option and employee
     stock savings plans                              517      957        -
  Purchase of treasury stock                            -   (8,256 )      -
  Borrowings under revolving credit facility          457    6,969        -
  Payments under revolving credit facility           (457 ) (6,969 )      -
  Other                                                86      141        -
                                                   ------   ------   ------
Net cash (used) by financing activities            (1,084 ) (7,525 )   (247 )
                                                   ------   ------   ------

Net increase (decrease) in cash and
  cash equivalents                                  8,594   (1,396 )  6,952

Cash and cash equivalents:
  Beginning of year                                 7,108    8,504    1,552
                                                   ------   ------   ------
  End of year                                     $15,702  $ 7,108  $ 8,504
                                                   ======   ======   ======
























                            See accompanying notes.

                           RELIABILITY INCORPORATED
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 Years Ended December 31, 1998, 1997 and 1996
                                (In thousands)

                                                    Treasury Stock
                           Common Stock                (at cost)
                           ------------   Retained  --------------   Total
                          Shares  Amount  Earnings   Shares Amount Amount
                          ------  ------  --------   ------ ------ ------
Balance at
  December 31, 1995        4,243  $5,926   $ 8,896       - $     - $14,822
Net income                                   4,846                   4,846
                           -----   -----    ------   -----  -----   ------
Balance at
  December 31, 1996        4,243   5,926    13,742       -      -   19,668
  Net income                                 8,132                   8,132
  Purchase of treasury
     stock                                          (1,270 ) (8,256 ) (8,256 )
  Treasury shares issued
     for exercise of
     stock options                   154                23    149      303
  Stock dividend           2,999      30       (30 )                     -
  Shares issued for exer-
     cise of stock options    28     130                               130
  Treasury shares issued
     pursuant to employee
     stock savings plan              309                33    215      524
  Other                              141                               141
                           -----   -----    ------   ----- ------   ------
Balance at
  December 31, 1997        7,270   6,690    21,844  (1,214 ) (7,892 ) 20,642
  Net income                                 4,237                   4,237
  Shares issued for
     acquisition             475   2,095                             2,095
  Shares issued for exer-
     cise of stock options    59     395                               395
  Shares issued pursuant
     to employee stock
     savings plan              7      40                                40
  Treasury shares issued
     pursuant to employee
     stock savings plan               34                 7     48       82
  Other                               86                                86
                           -----   -----    ------   ----- ------   ------
Balance at
  December 31,1998         7,811  $9,340   $26,081  (1,207 ) $(7,844 ) $27,577
                           =====   =====    ======   ===== ======   ======






                            See accompanying notes.

                           RELIABILITY INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS

      Reliability Incorporated is a United States based corporation with operations in the United States, Singapore and Costa Rica. The Company and its subsidiaries are principally engaged in the design, manufacture and sale of equipment used to test and condition integrated circuits. In addition, the Company and a subsidiary of the Company operate service facilities which condition and test integrated circuits as a service to others. The Company's Testing Products are sold to companies that manufacture semiconductor products and are shipped to locations in the U.S., Europe, Asia and the Pacific Rim. Services, as of December 31, 1998, are provided principally to two customers, one in the U.S. and one in Singapore. The Company closed a U.S. services facility in April 1998 and acquired, in December 1998, assets of a company that provides services to customers in Austin, Texas and Singapore. Another subsidiary manufactures and sells power sources, primarily a line of DC to DC power converters. Power sources are sold to U.S., European and Asian based companies that design and sell electronic equipment.

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

      INVENTORIES

      Inventories, at December 31, are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include:
                                                             1998       1997
                                                             ----       ----
                                                             (In thousands)

      Raw materials                                         $1,071     $1,611
      Work-in-progress                                         180      2,189
      Finished goods                                            50        356
                                                             -----      -----
                                                            $1,301     $4,156
                                                             =====      =====
      Inventories are presented net of reserves for excess and obsolete inventories of $775,000 and $871,000 as of December 31, 1998 and 1997, respectively.

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1998

      PROPERTY, PLANT AND EQUIPMENT

      For financial statement purposes, depreciation is computed principally on the straight-line method using lives of 6 years for leasehold improvements and 30 years for buildings, and the straight-line and double-declining balance methods using lives from 2 to 8 years for machinery and equipment.

      GOODWILL

      Goodwill arising from the acquisition of Basic Engineering Services and Technology Labs, Inc. ("BEST") is amortized over its estimated useful life of seven years. Accumulated amortization was approximately $16,000 at December 31, 1998.

      LONG-LIVED ASSETS

      The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS
  121"), "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of". SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company assesses impairment of goodwill in a similar manner.

      STOCK OPTIONS

      In 1997, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". As permitted under this standard, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock options. Since the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, generally no compensation expense is recognized. Pro forma information regarding net income and earnings per share, as calculated under the provisions of SFAS 123, are disclosed in Note 4.

      REVENUE RECOGNITION

      Generally, revenues for the sales of products and services are recognized when products are shipped and services are provided, unless the Company has obligations remaining under the purchase orders, in which case, revenue is deferred until all obligations are satisfied. Sales returns have historically been immaterial.

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1998

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

      CONCENTRATION OF RISK

      Financial   instruments   that  potentially  subject   the   Company   to
concentrations  of  credit  risk  consist   of  accounts  receivable  and  cash
equivalents.

      The Company invests primarily in money market instruments and commercial paper with maturities of three months or less. The investments are made through high quality financial institutions, and investments are made only in those securities which have an investment rating in the two most credit-worthy rating categories.

      The Company sells its products and services to a limited number of customers (See Note 5).

      The Company's revenues are primarily denominated in U.S. dollars, thus the risks of foreign exchange fluctuations are generally not material.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The recorded amounts of cash, accounts receivable, accounts payable, and accrued liabilities, as presented in the financial statements, approximate fair value because of the short-term maturity of these instruments. The recorded amount of long-term debt approximates fair value, as the actual interest rate approximates current competitive rates.

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1998

      EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS 128 replaced the presentation of primary and fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15, "Earnings Per Share", with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company adopted SFAS 128 in the quarter ended December 31, 1997 and has, as required by the statement, restated all prior period EPS data.

      INCOME TAXES

      The Company provides for income taxes under the provisions of Statement of Financial Accounting Standards 109. Deferred income taxes are provided under the liability method and reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

      ACCOUNTING ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

      COMPREHENSIVE INCOME

      As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for reporting and display of comprehensive income and certain components of comprehensive income which are referred to as "Other Comprehensive Income". The Company does not have any items of Other Comprehensive Income; thus the adoption of SFAS No. 130 had no impact on the Company's net income or stockholders' equity. During the years ended December 31, 1998, 1997 and 1996, total comprehensive income amounts were $4,237,000 $8,132,000 and $4,846,000, respectively, which are the same as net income.

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1998


2.    LONG-TERM DEBT AND NOTE PAYABLE TO SHAREHOLDER

      Reliability maintains a loan agreement with Wells Fargo Bank Texas, N.A. which permits the Company to borrow up to $4 million until December 31, 1999. Interest is payable at the bank's prime rate minus 1/4% (7.5% at December 31, 1998). The unpaid principal of the note is due December 31, 1999. The loan agreement provides for a revolving line of credit, secured by substantially all assets of the Company which are located in the U.S., except for land and buildings. The credit facility requires compliance with certain financial loan covenants related to the Company's current ratio, debt service coverage and funded debt to net income before income taxes plus non-cash items and interest expense. The agreement prohibits the payment of cash dividends by the Company unless otherwise agreed to by the bank. The Company was in compliance with the financial requirements at December 31, 1998, and there were no balances outstanding under the agreement at December 31, 1998 or 1997.

      The  Company's  Singapore  subsidiary  maintains   an  agreement  with  a
Singapore bank that provides for an overdraft facility of 500,000 Singapore Dollars (U.S. $303,000 at December 31, 1998) at the bank's prime rate plus 1% (9.5% at December 31, 1998). There were no balances outstanding at December 31, 1998, but amounts utilized under letter of credit commitments totaled $198,000, resulting in credit availability of $105,000 at December 31, 1998. The loan is collateralized by substantially all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank, and continuation of the credit facility is at the discretion of the bank.

      Long-term debt at December 31, consisted of the following:

                                                             1998     1997
                                                             ----     ----
                                                             (In thousands)

      Mortgage payable; due in monthly installments of
         $26,777 ($196,777 as explained below), including
         interest at 9%                                       $274   $1,961
      Revolving line of credit (described above)                 -        -
                                                               ---    -----
                                                               274    1,961
      Less current maturities                                  274      401
                                                               ---    -----
         Long-term debt due after one year                    $-0-   $1,560
                                                               ===    =====

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1998

      The mortgage was payable in 180 equal monthly installments, including interest at 9%. The Company began paying an additional principal payment of $20,000 each month in 1997 and $170,000 each month in 1998. Current maturities as of December 31, 1998 assume the Company will continue making the additional $170,000 principal payment, resulting in the mortgage being paid in full on March 1, 1999. The mortgage is collateralized by land and a building.

      Interest paid on debt during 1998, 1997 and 1996 was $125,000, $288,000 and $224,000, respectively.

      Interest income (expense) is presented net as follows:

                                                    1998      1997      1996
                                                    ----      ----      ----
                                                         (In thousands)

      Interest income                               $ 619      $222     $ 176
      Interest (expense)                             (128 )    (288 )    (229 )
                                                     ----      ----      ----
      Interest income (expense), net                $ 491      $(66 )   $ (53 )
                                                     ====      ====      ====

      The note payable to shareholder at December 31, 1998 represents the balance due to BEST related to the acquisition of assets that was completed in December 1998, net of certain accrued liabilities that the Company agreed to pay on behalf of BEST (See Note 10). The note is due June 3, 1999 and bears interest at 6%.

3.    INCOME TAXES

      The provision for income taxes is based on income before taxes, as follows:

      Geographic area                                1998      1997     1996
      ---------------                                ----      ----     ----
                                                          (In thousands)

      United States                                 $6,018   $ 9,695   $5,925
      Foreign                                          446     2,839    1,533
      Eliminations and corporate items                 241      (290 )    (18 )
                                                     -----    ------    -----
                                                    $6,705   $12,244   $7,440
                                                     =====    ======    =====

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1998

      The components of the provision for income taxes are as follows:

                                                   Current   Deferred   Total
                                                   -------   -------- -----
      1998                                                (In thousands)
      ----
      Federal                                       $1,946     $ 154   $2,100
      Foreign                                          173       123      296
      State                                             72         -       72
                                                     -----       ---    -----
                                                    $2,191     $ 277   $2,468
                                                     =====       ===    =====
      1997
      ----
      Federal                                       $3,059     $  36   $3,095
      Foreign                                          586       153      739
      State                                            278         -      278
                                                     -----      ----    -----
                                                    $3,923     $ 189   $4,112
                                                     =====      ====    =====
      1996
      ----
      Federal                                       $2,238     $(133 ) $2,105
      Foreign                                          275        28      303
      State                                            186         -      186
                                                     -----      ----    -----
                                                    $2,699     $(105 ) $2,594
                                                     =====      ====    =====

      The differences between the effective tax rate reflected in the provision for income taxes on income before taxes and the amounts determined by applying the statutory U.S. tax rate of 34% are analyzed below:

                                                     1998      1997     1996
                                                     ----      ----     ----
                                                         (In thousands)

      Provision at statutory rate                   $2,280    $4,163   $2,530
      State income taxes                                48       183      123
      Tax effects of:
         Lower effective income tax rates related to
            undistributed foreign earnings            (138 )    (429 )      -
         Foreign losses for which a tax benefit is
            not available                              281       201        -
         Foreign tax benefit of export processing
            exemption                                    -         -      (63 )
      Change in valuation allowance                      -      (168 )      -
      Other                                             (3 )     162        4
                                                     -----     -----    -----
                                                    $2,468    $4,112   $2,594
                                                     =====     =====    =====

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1998


      The significant components of the Company's net deferred tax liabilities and assets at December 31, are as follows:

                                                                1998 1997
                                                                ---- ----
                                                               (In thousands)
      Deferred tax liabilities:
         Depreciation                                          $ 507    $ 333
         Other                                                   127       53
                                                                ----     ----
            Total deferred tax liabilities                       634      386
                                                                ----     ----
      Deferred tax assets:
         Inventory reserves                                     (248 )   (296 )
         Accrued expenses not currently deductible              (236 )   (301 )
         Restructuring reserve                                   (73 )      -
         Other                                                   (15 )     (4 )
                                                                ----     ----
            Total deferred tax assets                           (572 )   (601 )
                                                                ----    -----
      Net deferred tax liability (asset)                       $  62    $(215 )
                                                                ====     ====

      A valuation allowance was provided in 1996 since realization of a portion of the deferred tax assets was uncertain. The reduction in the valuation allowance in 1997 resulted from the pending expiration of the related foreign tax credits. These foreign taxes were deducted as expenses prior to their expiration, resulting in a partial realization of the deferred tax asset equal to $168,000.

      The Company's Singapore subsidiary had available an investment allowance grant which provided a reduction in Singapore income taxes based on the subsidiary's investment in certain fixed assets during the period from 1995 through 1998. The total tax benefit related to this grant that was recorded during the four-year period ended December 31, 1998 is approximately $290,000.

      Effective January 1997, the Company changed its policy with respect to providing U.S. income taxes on undistributed earnings of a foreign subsidiary. Changes in demand for services provided by the subsidiary necessitates permanently reinvesting future earnings of the subsidiary. Deferred U.S. income taxes have not been provided on $3,700,000 of earnings that were accumulated after January 1, 1997. Earnings prior to January 1, 1997, on which U.S. taxes have been provided, total $3,200,000.

                           RELIABILITY INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               December 31, 1998

      Net income for 1996 included income of a subsidiary operating in Costa Rica under an export processing tax exemption. The subsidiary is exempt from Costa Rica income tax through 1999 and is 50% exempted for 2000 through 2003. A tax benefit of $63,000 was recorded in 1996 related to income of the subsidiary in 1996. The subsidiary operated at a loss in 1998 and 1997.

      Net cash payments for income taxes during 1998, 1997 and 1996 were $2,491,000, $3,357,000 and $3,351,000, respectively.

4.    STOCKHOLDERS' EQUITY

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

      TREASURY STOCK

      In March 1997, the Company purchased 1,270,221 shares of its common stock from a stockholder for $6.50 per share. Treasury stock may be used to issue shares under the Company's 1997 Stock Option Plan ("Option Plan") or may be used to fund the Company's contributions to its employee stock savings plan.

      STOCK OPTIONS

      In February 1997, the Company's Board of Directors adopted, and in April 1997 the shareholders approved, the Option Plan, under which 1,000,000 shares of common stock were made available for future grants. The Option Plan permits the granting of both incentive stock options, as defined under the Internal Revenue Code, and non-qualified options to directors, executive officers and other key employees of the Company and its subsidiaries. The term and vesting of each option is determined by the Board of Directors. The term of each option may not exceed 10 years for incentive stock options. The exercise price is the fair market value of the Company's common stock on the date the option is granted. Incentive stock options generally vest in three equal installments beginning six months after the option award. The second and third installments are on March 1, one and two years after the initial vesting date. Non-qualified options vest on the date granted. All option awards encourage the recipients to own shares of Common Stock by requiring optionees to own shares of company stock in order to avoid the forfeiture of

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1998

certain of their unexercised options. The stock ownership inducements begin approximately two years after the option grant date and increase in three to five annual increments. Unexercised options terminate in installments if the required number of shares of common stock is not owned on the specified date. The number of shares available for future grant was 435,000 at December 31, 1998.

      A summary of the Option Plan activity for the years ended December 31, is as follows:
                                                            Weighted Average
                                                  Options    Exercise Price
      1997                                        -------    ---------------
      ----
      Outstanding at beginning of year                 -          $   -
      Granted                                    424,000           5.92
      Exercised                                  (74,000 )         3.50
                                                 -------
      Outstanding at end of year                 350,000          $6.43
                                                 =======           ====
      Weighted average fair value of
        options granted                                           $4.49
                                                                   ====

      As of December 31, 1997, 135,000 of the outstanding options were exercisable at a weighted average exercise price of $5.35 per share.


      1998
      ----
      Outstanding at beginning of year           350,000         $ 6.43
      Granted                                    169,000          13.38
      Exercised                                  (59,000 )         3.50
      Expired or cancelled                       (28,000 )        11.09
                                                 -------
      Outstanding at end of year                 432,000         $ 9.24
                                                 =======           ====
      Weighted average fair value of
        options granted                                          $ 8.52
                                                                   ====

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1998

      The  following  table   summarizes   information   about   stock  options
outstanding and exercisable at December 31, 1998:

                              Weighted     Outstanding            Exercisable
                             Average Re-    Weighted               Weighted
              Number of     maining Con-     Average    Number of   Average
 Exercise     Options       tractual Life   Exercise     Options   Exercise
   Price     Outstanding      in Years        Price    Exercisable   Price
 --------    -----------    -------------  ----------  ----------- ----------
  $ 3.50       201,000           8.2         $ 3.50      142,000    $ 3.50
   13.31        48,000           8.2          13.31       16,000     13.31
   13.38       153,000           9.2          13.38            -     13.38
   20.25        30,000           8.2          20.25       20,000     20.25
               -------                                   -------
               432,000                       $ 9.24      178,000    $ 6.26
               =======                        =====      =======     =====


      STATEMENT OF FINANCIAL ACCOUNTING STANDARDS No. 123

SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost in the financial statements for such plans using the intrinsic value based method prescribed by APB 25, provided that certain pro forma disclosures are made of the net income or loss, assuming the fair value based method of SFAS 123 had been applied. For purposes of the pro forma disclosures presented below, the Company has computed the fair value of all options granted during 1998 and 1997 using the Black-Scholes pricing model and the following weighted average assumptions:

                                                     1998          1997
                                                     ----          ----

      Risk-free interest rate                       5.60%          6.48 %
      Expected lives                               5.0 years    5.3 years
      Expected volatility                             72%            64 %
      Expected dividend yield                          0%             0 %

      To estimate expected lives of options for this valuation, it was assumed options would be exercised at varying schedules after becoming fully vested. All options are initially assumed to vest. Cumulative compensation cost recognized in pro forma net income with respect to options that are forfeited prior to vesting will be adjusted as a reduction of pro forma compensation expense in the period of forfeiture.

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1998

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. If the Company had accounted for its stock-based compensation plan in 1998 and 1997 in accordance with SFAS 123, the Company's net income and earnings per share would have been reported as follows (in thousands, except per share data):

                                                     1998          1997
                                                     ----          ----
      Net income:
        As reported                                $4,237        $8,132
                                                    =====         =====
        Pro forma                                  $3,667        $7,232
                                                    =====         =====
      Earnings per share:
        As reported - diluted                      $  .68        $ 1.23
                                                    =====         =====
        Pro forma - diluted                        $  .59        $ 1.09
                                                    =====         =====
        As reported - basic                        $  .69        $ 1.25
                                                    =====         =====
        Pro forma - basic                          $  .60        $ 1.11
                                                    =====         =====

      The pro forma disclosures above are not necessarily indicative of the effects of applying SFAS 123 in future years.

5.    SEGMENT INFORMATION

      As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") which requires segment information to be reported using a management approach. SFAS 131's management approach is based on reporting segment information the way management organizes segments within the enterprise for making operating decisions and assessing performance. The Company has restated its prior year segment disclosures to conform to the requirements of SFAS 131.

      The Company's operations consist of three segments: (1) the Testing Products segment designs, manufactures and markets equipment used in the testing and conditioning of integrated circuits by semiconductor manufacturers;
(2) the Services segment operates services facilities which condition and test integrated circuits as a service to others; and (3) the Power Sources segment designs, manufactures and markets power sources, primarily a line of DC-to-DC power converters, which convert direct current voltage into a higher or lower voltage.

      The Company evaluates performance and allocates resources based on operating income which is defined as income before interest income, interest expense and income taxes.

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1998

      Financial information by industry segment is as follows:

                                              1998        1997        1996
                                              ----        ----        ----
                                                     (In thousands)
Revenues from external customers:
   Testing Products                         $21,596     $23,464     $17,697
   Services                                   9,249      20,312      12,990
   Power Sources                              2,698       3,444       5,073

Inter-segment revenues:
   Testing Products                               -       1,823         649
   Services                                     307         317          58
   Eliminations                                (307 )    (2,140 )      (707 )
                                             ------      ------      ------
                                            $33,543     $47,220     $35,760
                                             ======      ======      ======
Operating income (loss):
   Testing Products                         $ 5,589     $ 8,012     $ 4,243
   Services                                   2,149       4,975       3,098
   Power Sources                               (546 )      (270 )       603
   Provision for restructuring of
      Services operations                      (607 )         -           -
   General corporate expenses                  (371 )      (407 )      (451 )
                                             ------      ------      ------
                                            $ 6,214     $12,310     $ 7,493
                                             ======      ======      ======
Total assets:
   Testing Products                         $ 6,702     $13,393     $ 8,649
   Services                                   9,177      10,927       8,205
   Power Sources                              2,058       2,191       2,580
   General corporate assets                  15,309       3,290       7,169
                                             ------      ------      ------
                                            $33,246     $29,801     $26,603
                                             ======      ======      ======
Depreciation and amortization:
   Testing Products                         $   717     $   538     $   520
   Services                                   1,125 (1)     970         811
   Power Sources                                 74         105         107
                                             ------      ------      ------
                                            $ 1,916     $ 1,613     $ 1,438
                                             ======      ======      ======
      (1) Includes amortization of $16,000 in 1998

Capital expenditures:
   Testing Products                         $   445     $   641     $   368
   Services                                     382       2,331       1,345
   Power Sources                                 26          74          41
                                             ------      ------      ------
                                            $   853     $ 3,046     $ 1,754
                                             ======      ======      ======

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1998


      General corporate assets, in each of the three years, consist of cash investments that are not specifically identifiable to a segment and in 1998 assets held for sale of $2,193,000.

      Financial information by geographic area is as follows:

                                              1998        1997        1996
                                              ----        ----        ----
                                                     (In thousands)
Revenues from external customers:
   United States                            $22,657     $28,027     $22,492
   Singapore                                  8,188      15,749       8,195
   Costa Rica                                 2,698       3,444       5,073

Inter-geographic revenues:
   United States                                  -       1,823         649
   Singapore                                    307         317          58
   Eliminations                                (307 )    (2,140 )      (707 )
                                             ------      ------      ------
                                            $33,543     $47,220     $35,760
                                             ======      ======      ======

Property, plant and equipment, net:
   United States                            $ 4,212     $ 6,957     $ 6,655
   Singapore                                  4,495       2,857       1,674
   Costa Rica                                   829         868         928
                                             ------      ------      ------
                                            $ 9,536     $10,682     $ 9,257
                                             ======      ======      ======

      Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Inter-segment sales and inter-geographic sales of manufactured products are priced at cost plus a reasonable profit.

The Company provides products and services to companies in the electronics and semiconductor industries, many of which are industry leaders. There are a limited number of companies which purchase testing products and services sold by the Company. The Company's four largest customers (see Note 11) accounted for approximately 88%, 90% and 82% of consolidated revenues in 1998, 1997 and 1996, respectively. Accounts receivable are generally due within 30 days, and collateral is not required due to the credit worthiness of the customers to
which                    the                   Company                   sells.
   Accounts receivable at any point in time are concentrated in one or more of the Company's significant customers, depending on shipments at that point in time to a particular customer. Historically, the Company's bad debts have been very low, an indication of the credit worthiness of the customers to which the Company sells.

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1998


      The Company's revenues are concentrated in the electronics industry. However, the Company's customers operate in diverse markets and geographic areas. Customers of the respective segments are indicated by an "x" in the table. Revenues from major customers, as a percent of total revenues are as follows:

                               Total           Testing
                             Revenues         Products        Services
                             --------         --------        --------
      1998
      ----
      Customer A               34 %               x
      Customer B               29                 x
      Customer C               21                                 x
      Customer D                4                                 x

      1997
      ----
      Customer A               29 %               x
      Customer B               19                 x
      Customer C               32                                 x
      Customer D               10                                 x

      1996
      ----
      Customer A               32 %               x
      Customer B               14                 x
      Customer C               22                                 x
      Customer D               14                                 x

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1998

6.    EARNINGS PER SHARE

      The following table sets forth the computation of diluted and basic earnings per share (in thousands, except per share data):

                                               1998        1997       1996
                                               ----        ----       ----
Numerator for basic and diluted
   earnings per share - net income            $4,237      $8,132     $4,846
                                               =====       =====      =====
Denominator:
   Denominator for basic earnings per
      share - weighted average shares
      outstanding                              6,111       6,500      8,486

   Dilutive effect assuming conversion
      of stock options (as determined by
      the application of the treasury stock
      method)                                     90         104          -
                                               -----       -----      -----
   Denominator for diluted earnings per
      share - adjusted weighted average
      shares and assumed conversions           6,201       6,604      8,486
                                               =====       =====      =====
Earnings per share:
   Diluted                                    $  .68      $ 1.23     $  .57
                                               =====       =====      =====
   Basic                                      $  .69      $ 1.25     $  .57
                                               =====       =====      =====

      Shares and earnings per share have been adjusted to reflect the two-for-one stock split effected in the form of a dividend in September 1997.

      There were 253,000, 242,000, 432,000 and 30,000 options to purchase shares of common stock that were outstanding during the first two quarters of 1998, the third quarter of 1998, the fourth quarter of 1998 and the fourth quarter of 1997, respectively, that were not included in the computation of diluted earnings per share because including the options in the calculations would have been anti-dilutive.

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1998

7.    EMPLOYEE STOCK SAVINGS PLAN

      The Company sponsors an Employee Stock Savings Plan (the "Plan"). United States employees of the Company who have completed at least six months of service become participants in the Plan. The Plan allows an employee to contribute up to 15% of defined compensation to the Plan and to elect to have contributions not be subject to Federal income taxes under Section 401(k) of the Internal Revenue Code. The Company contributes a matching amount to the Plan equal to 50% of the employee's contribution. The Company's matching contribution is limited to 2% of the employee's defined compensation. The Company also makes a voluntary contribution of an amount equal to 1% of the defined compensation of all participants. Effective January 1, 1997, the Company also contributes a profit sharing amount based on the consolidated profits of the Company. The maximum profit sharing contribution is 5% of compensation. The Company's contributions for matching, voluntary and profit sharing contributions were $386,000 in 1998, $501,000 in 1997 and $129,000 in 1996. Employee contributions may be invested in Company stock or other investment options offered by the Plan. The Company's contributions are invested solely in Company stock, and vest with the employee over seven years.

      In May 1992, the Company registered and reserved 500,000 shares of common stock for sale to the Plan. The Plan purchased in the open market 2,043, 26,867 and 35,550 shares during 1998, 1997 and 1996, for an aggregate purchase price of $25,000, $368,000 and $116,000, respectively. During 1998 and 1997, the Plan purchased 15,625 and 33,110 shares, respectively, of stock from the Company for an aggregate purchase price of $122,000 and $524,000, respectively. The purchase price per share for treasury stock was the closing price on the day prior to purchase by the Plan. At December 31, 1998, 195,000 reserved shares remain unissued under the registration statement.

8.    COMMITMENTS

      The Company leases various manufacturing and office facilities under non-cancelable operating lease agreements, expiring through 2003. Rental expense for 1998, 1997 and 1996 was $321,000, $273,000 and $388,000, respectively.

      Future minimum rental payments under operating leases in effect at December 31, 1998 are: 1999 - $596,000; 2000 - $465,000; 2001 - $251,000; 2002
- $133,000, and 2003 - $33,000.

      The Company leases manufacturing and office space in its U.S. facility to a third party under an agreement expiring in January 2001. Rental income for 1998, 1997 and 1996 was $179,000, $180,000 and $182,000, respectively. Future income  under the lease will be:  1999 - $179,000; 2000 - $179,000; and 2001  -
$15,000.

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1998


9.    ACCRUED LIABILITIES

      Accrued liabilities at December 31, consist of the following:

                                                         1998     1997
                                                         ----     ----
                                                         (In thousands)

      Payroll                                           $2,490   $3,670
      Other                                                555      756
                                                         -----    -----
                                                        $3,045   $4,426
                                                         =====    =====

10.   ACQUISITION

      On December 3, 1998, the Company acquired certain assets and assumed certain liabilities from BEST. The assets acquired included equipment, furniture and fixtures, contracts, work-in-progress, backlog, proprietary rights, books and records, customer lists and goodwill. The liabilities assumed consisted of employee-related obligations. The purchase price of approximately $3.9 million consisted of (i) $1,000,000 payable in cash, (ii) a note payable of $790,000, and (iii) 475,000 shares of the Company's common stock. The common stock was unregistered and is subject to certain transfer restrictions. The operations acquired are located in Austin, Texas and Singapore and are used to operate burn-in and test services laboratories, providing such services to integrated circuit manufacturers. This acquisition has been accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of acquisition. The principal assets acquired were $2.7 million of equipment. The excess of the purchase price over the net identifiable assets acquired of $1.2 million is being amortized over a seven year period on a straight-line basis. The results of operations related to this acquisition have been included in the Company's consolidated financial statements since December 3, 1998.

      The following pro forma unaudited results of operations for the years ended December 31, 1997 and 1998 assume the purchase of BEST had been consummated as of January 1 of each year. The pro forma statements of operations summary does not necessarily reflect the results as they would have been if these combined companies had constituted a single entity during these periods.

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1998

                                                        1998      1997
                                                        ----      ----
              (In thousands, except per share data)       (Unaudited)

      Revenues                                         $50,371  $60,150
                                                        ======   ======

      Net income                                       $ 7,950  $10,262
                                                        ======   ======
      Earnings per share:
         Diluted                                         $1.19    $1.45
         Basic                                           $1.21    $1.47

      Shares used to compute per share information:
         Diluted                                         6,683    7,079
         Basic                                           6,563    6,975


11.   SHUT-DOWN AND RESTRUCTURING OF FACILITIES AND ASSETS HELD FOR SALE

      The Company's North Carolina services facility accounted for approximately 4% and 10% of consolidated revenues in 1998 and 1997, respectively, and provided service to one customer. The customer notified the Company in January 1998 that it was necessary to reduce the output of DRAMs burned-in and tested by the Company's Durham facility. The customer ceased sending product and the Company shut down the facility in April 1998. The Company recorded a $100,000 impairment reserve related to the land and building located at the Durham facility in 1998 in order to state these assets at the lower of carrying amount or fair value, less cost to sell. The land and a building located in Durham are presented as assets held for sale in the accompanying consolidated balance sheet. The assets held for sale are being actively marketed, although no assurances can be given that they will be sold during 1999. In connection with the shut-down of the facility, 46 Durham employees were terminated. Severance and other related shut-down costs, which were not material, were recorded in 1998, and it is currently estimated that there will be no significant additional expenses related to the shut-down.

      Services provided to Texas Instruments Incorporated accounted for substantially all of the revenues of the Company's Singapore services facility. On October 1, 1998, Micron Technology acquired the Texas Instruments facility in Singapore and informed the Company that it would continue to utilize the Company's burn-in services, but at a significantly reduced level. Texas Instruments revenues at the Singapore facility accounted for 21% and 32% of consolidated revenues for the years ended December 31, 1998 and 1997, respectively.

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1998

      In connection with the decrease in volumes, 57 Singapore employees were terminated and a $507,000 provision for restructuring was recorded in the fourth quarter of 1998. The restructuring provision includes $207,000 for severance costs paid to employees who were terminated during 1998; $100,000 related to disposal of excess equipment and $200,000 related to costs associated with excess leased facilities.

12.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly financial data are as follows (in thousands, except per share amounts):

                              First      Second       Third      Fourth
                             Quarter     Quarter     Quarter     Quarter
                             -------     -------     -------     -------
      1998
      ----
Net sales                    $11,480     $ 9,143     $ 9,203     $ 3,717
Gross profit                   5,617       5,293       4,973       1,330
Net income (loss)              1,787  (1)  1,847       1,305        (702 ) (2)
Earnings (loss) per share:
  Diluted                        .29         .30         .21        (.11 )
  Basic                          .29         .30         .21        (.11 )

      1997
      ----
Net sales                    $ 6,691     $12,609     $13,494     $14,426
Gross profit                   2,981       6,547       7,046       6,993
Net income                       739       2,323       2,667       2,403
Earnings per share:
  Diluted                        .09         .39         .43         .39
  Basic                          .09         .39         .45         .40

(1) Net income for the quarter ended March 31, 1998 includes a $100,000 impairment reserve related to assets held for sale.

(2) The net loss for the quarter ended December 31, 1998 includes a $507,000 provision for restructuring of the Company's Singapore operations.

      All per share amounts have been restated to give effect to a two-for-one stock split effected as a stock dividend and the adoption of SFAS 128 (See Notes 1 and 4).

                           RELIABILITY INCORPORATED
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 Years Ended December 31, 1998, 1997 and 1996
                                (In thousands)

                                                    1998     1997     1996
                                                    ----     ----     ----
Reserves for obsolete and excess inventory:
   Reserves at beginning of year                    $ 871   $1,509   $  626
   Additions charged to costs and expenses             40      233    1,043
   Amounts charged to reserve                        (136 )   (871 )   (160 )
                                                     ----    -----    -----
   Reserves at end of year                          $ 775   $  871   $1,509
                                                     ====    =====    =====

                           RELIABILITY INCORPORATED

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Not applicable.

                                   PART III

      In accordance with  paragraph  (3) of General Instruction G to Form 10-K,
Part III of this Report is omitted because the Company will file with the Securities and Exchange Commission, not later than 120 days after the end of 1998, a definitive proxy statement pursuant to Regulation 14A involving the election of directors.

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

          2. Financial Statement Schedule. Listed in the Index to Financial Statements provided in response to Item 8 hereof (see p. F-1 for Index).

   (b)    The following exhibits are filed as part of this report.

                                                     2.1.    Asset     Purchase
               Agreement among Reliability Incorporated, BEST and Isam Qubain. Reference is made to Exhibit 1 of the Company's Report on Form 8-K dated December 3, 1998.

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

          21.  List of subsidiaries.

          23. Consent of Independent Auditors, dated March 12, 1999, related to Employee Stock Savings Plan and Trust.

          23.1 Consent of Independent Auditors, dated March 12, 1999, related to 1997 Stock Option Plan.

                           RELIABILITY INCORPORATED


          27.  Financial Data Schedule.

   (c)    Reports on Form 8-K.

          On December 17, 1998, the Company filed its report on Form 8-K, dated December 3, 1998, with respect to its acquisition of assets from Basic Engineering Services and Technology Labs, Inc. (Item 2 of the report). On February 11, 1999, the Company filed an amendment to such Form 8-K, filing the required financial statements.

                           RELIABILITY INCORPORATED

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:    March 15, 1999
                                   RELIABILITY INCORPORATED (Registrant)



                                   BY  /s/  Max T. Langley
                                   Max T. Langley, Senior Vice President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE:    March 15, 1999
                                   BY  /s/  Larry Edwards
                                   Larry Edwards, Chairman of the Board of
                                     Directors, President and
                                     Chief Executive Officer
DATE:    March 15, 1999
                                   By  /S/  Max T. Langley
                                   Max T. Langley, Senior Vice President,
                                     Chief Financial Officer
                                     Principal Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         /s/  Larry Edwards               DATE:    March 15, 1999
         Larry Edwards, Director

         /s/  W. L. Hampton               DATE:    March 15, 1999
         W. L. Hampton, Director

         /s/  John R. Howard              DATE:    March 15, 1999
         John R. Howard, Director

         /s/  Thomas L. Langford          DATE:    March 15, 1999
         Thomas L. Langford, Director

         /s/  A. C. Lederer, Jr.          DATE:    March 15, 1999
         A. C. Lederer, Jr., Director

         /s/  Philip Uhrhan               DATE:    March 15, 1999
         Philip Uhrhan, Director

                           RELIABILITY INCORPORATED

                               INDEX TO EXHIBITS

Exhibit                                                              Page
Number                             Description                      Number
-------                            -----------                      ------

  21.    List of Subsidiaries.                                        31

  23.    Consent of Independent Auditors, dated March 12, 1999,
            related to Employee Stock Savings Plan and Trust.         32

  23.1   Consent of Independent Auditors, dated March 12, 1999,
            related to 1997 Stock Option Plan.                        33

  27.    Financial Data Schedule.                                     34