Form 10-Q
period 1999-03-31
RELIABILITY INC
filed 1999-05-11
CIK 34285

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

                      For the Period Ended March 31, 1999

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

                    6,631,765 -- Common Stock -- No Par Value
                            as of May 7, 1999

                         RELIABILITY INCORPORATED
                                 FORM 10-Q

                             TABLE OF CONTENTS

                              March 31, 1999


                      PART I - FINANCIAL INFORMATION

                                                                 Page No.


Item 1.  Financial Statements (unaudited):

         Consolidated Balance Sheets:
            March 31, 1999 and December 31, 1998                    3-4

         Consolidated Statements of Operations:
            Three Months Ended March 31, 1999 and 1998                5

         Consolidated Statements of Cash Flows:
            Three Months Ended March 31, 1999 and 1998                6

         Notes to Consolidated Financial Statements                7-12

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    13-17

Item 3.  Quantitative and Qualitative Disclosure of Market Risk      17

                        PART II - OTHER INFORMATION

Item 1.
  through
Item 3.  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders         18

Item 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.                           18

Signatures                                                           19


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

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         RELIABILITY INCORPORATED
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                  ASSETS

                                                 March 31,   December 31,
                                                   1999          1998
                                                (unaudited)

Current assets:
  Cash and cash equivalents                      $13,964      $15,702
  Accounts receivable                              2,149        2,178
  Inventories                                      1,271        1,301
  Deferred tax assets                                525          572
  Other current assets                               488          441
                                                  ------       ------
    Total current assets                          18,397       20,194
                                                  ------       ------
Property, plant and equipment at cost:
  Machinery and equipment                         14,517       14,390
  Building and improvements                        4,934        5,023
  Land                                               530          530
                                                  ------       ------
                                                  19,981       19,943
    Less accumulated depreciation                 10,764       10,407
                                                  ------       ------
                                                   9,217        9,536
                                                  ------       ------

Assets held for sale                               2,135        2,193
Other assets, net of accumulated amortization      1,349        1,323
                                                  ------       ------
                                                 $31,098      $33,246
                                                  ======       ======



















                          See accompanying notes

                         RELIABILITY INCORPORATED
                        CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                March 31,    December 31,
                                                   1999           1998
                                               (unaudited)

Current liabilities:
  Note payable to shareholder                    $   534        $   534
  Accounts payable                                   639            547
  Accrued liabilities                              1,460          3,045
  Income taxes payable                               188            335
  Current maturities on long-term debt                 -            274
  Accrued restructuring reserve                      134            300
                                                  ------         ------
      Total current liabilities                    2,955          5,035
                                                  ------         ------

Deferred tax liabilities                             707            634
Commitments and contingencies                          -              -

Stockholders' equity:
  Common stock, without par value;
    20,000,000 shares authorized; 7,838,527
    and 7,811,278 shares issued in 1999 and
    1998, respectively                             9,461          9,340
  Retained earnings                               25,819         26,081
                                                  ------         ------
                                                  35,280         35,421
  Less treasury stock, at cost, 1,206,762
    shares in 1999 and 1998                        7,844          7,844
                                                  ------         ------
      Total stockholders' equity                  27,436         27,577
                                                  ------         ------
                                                 $31,098        $33,246
                                                  ======         ======



















                          See accompanying notes

                         RELIABILITY INCORPORATED
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                       Three Months Ended March 31,
                                  (unaudited)

                                                   1999          1998

Revenues                                          $4,320       $11,480

Costs and expenses:
  Cost of revenues                                 2,759         5,863
  Marketing, general and administrative            1,503         2,399
  Research and development                           476           614
  Provision for restructuring                          -           100
                                                   -----        ------
                                                   4,738         8,976
                                                   -----        ------
Operating income (loss)                             (418 )       2,504
Interest income, net                                 158            44
                                                   -----        ------
Income (loss) before income taxes                   (260 )       2,548
                                                   -----        ------
Provision (benefit) for income taxes:
  Current                                           (118 )         698
  Deferred                                           120            63
                                                   -----        ------
                                                       2           761
                                                   -----        ------
Net income (loss)                                 $ (262 )     $ 1,787
                                                   =====        ======
Earnings (loss) per share:
  Diluted                                         $ (.04 )     $   .29
                                                   =====        ======
  Basic                                           $ (.04 )     $   .29
                                                   =====        ======
Weighted average shares:
  Diluted                                          6,616         6,210
                                                   =====        ======
  Basic                                            6,616         6,061
                                                   =====        ======
















                          See accompanying notes

                         RELIABILITY INCORPORATED
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                        Three Months Ended March 31,
                                  (unaudited)
                                                    1999          1998
Cash flows from operating activities:
  Net income (loss)                               $ (262 )     $ 1,787
  Adjustments to reconcile net income (loss) to
    cash provided (used) by operating activities:
      Depreciation and amortization                  604           485
      Change in deferred tax assets and liabilities  120            63
      Provision for inventory obsolescence             2             3
      Loss (gain) on disposal of fixed assets         19             -
      Provision for restructuring, net of
        cash payments                                  -           100
  Increase (decrease) in operating assets
    and liabilities:
      Accounts receivable                             29          (821 )
      Inventories                                     28         1,047
      Other current assets                           (47 )          78
      Accounts payable                                92          (854 )
      Accrued liabilities                         (1,585 )      (2,053 )
      Income taxes payable                          (147 )         463
      Cash payments charged to
        restructuring reserve                        (29 )           -
                                                  ------        ------
          Total adjustments                         (914 )      (1,489 )
                                                  ------        ------
Net cash (used) provided by
  operating activities                            (1,176 )         298
                                                  ------        ------
Cash flows from investing activities:
  Expenditures for property, plant and equipment    (390 )        (417 )
  Decrease in other long-term assets                 (19 )           -
                                                  ------        ------
Net cash (used) in investing activities             (409 )        (417 )
                                                  ------        ------
Cash flows from financing activities:
  Payments on long-term debt                        (274 )        (197 )
  Proceeds from issuance of common and treasury
    stock pursuant to stock option and employee
    stock savings plans                              128           169
  Other                                               (7 )          19
                                                  ------        ------
Net cash (used) by financing activities             (153 )          (9 )
                                                  ------        ------
Net (decrease) in cash                            (1,738 )        (128 )
Cash and cash equivalents:
  Beginning of period                             15,702         7,108
                                                  ------        ------
  End of period                                  $13,964       $ 6,980
                                                  ======        ======
Supplemental disclosures:
  Interest paid                                  $    10       $    43
                                                  ======        ======
  Income taxes paid                              $    35       $   201
                                                  ======        ======

                          See accompanying notes

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              March 31, 1999

    1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business
-----------------------

    Reliability Incorporated is a United States based corporation with operations in the United States, Singapore and Costa Rica. The Company and its subsidiaries are principally engaged in the design, manufacture and sale of equipment used to test and condition integrated circuits. In addition, the Company and a subsidiary operate service facilities which condition and test integrated circuits as a service to others. The Company's testing products are sold to companies that manufacture semiconductor products and are shipped to locations in the U.S., Europe, Asia and Pacific Rim countries. Services, as of March 31, 1999, are provided principally to two customers; one in the U.S. and one in Singapore. The Company closed a U.S. services facility in April 1998 and acquired, in December 1998, assets of a company that provides services to customers in Austin, Texas and Singapore. Another subsidiary manufactures and sells power sources, primarily a line of DC to DC power converters. Power sources are sold to U.S., European and Asian based companies that design and sell electronic equipment.

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the period ended December 31, 1998 have been reclassified to conform to the 1999 presentation.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

    The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              March 31, 1999

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

Comprehensive Income

    During  the  first  quarter of 1999 and 1998,  total  comprehensive  income
(loss) amounts were $(262,000) and $1,787,000, respectively, which are the same as net income (loss).

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

    The differences between the effective rate reflected in the provision (benefit) for income taxes on income (loss) before income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% are analyzed below (in thousands) for the three month periods ended:

                                                         March 31,
                                                    1999          1998

    Provision at statutory rate                    $ (88 )       $ 866

    Tax effects of:
      Lower effective income tax rates related
        to undistributed foreign earnings             (1 )        (107 )
      Foreign losses for which a tax benefit is
        not available                                 83             -
      Foreign tax benefit of export processing
        exemption                                      -           (22 )
    State income taxes                                 -            13
    Other                                              8            11
                                                    ----          ----
      Provision for income taxes                   $   2         $ 761
                                                    ====          ====

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               March 31, 1999


Inventories
-----------

    Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include (in thousands):
                                                 March 31,   December 31,
                                                   1999          1998

    Raw materials                                 $  956        $1,071
    Work-in-progress                                 274           180
    Finished goods                                    41            50
                                                  ------         -----
                                                  $1,271        $1,301
                                                  ======         =====

    Inventories   are  presented  net  of  reserves  for  excess  and  obsolete inventories of $777,000 and $775,000 at March 31, 1999 and December 31, 1998, respectively.

2.  NOTE PAYABLE TO SHAREHOLDER AND CREDIT AGREEMENTS

    The note payable to shareholder at March 31, 1999 represents the balance due to Basic Engineering Services and Technology Labs, Inc. ("BEST") related to the acquisition of assets that was completed in December 1998. The note is due June 3, 1999 and bears interest at 6%.

    Reliability maintains a line of credit with Wells Fargo Bank Texas. N.A. which permits the Company to borrow up to $4 million until December 31, 1999. Interest is payable at the bank's prime rate minus 1/4% (7.5% at March 31, 1999). The unpaid principal of the note is due December 31, 1999. The loan agreement provides for a revolving line of credit, secured by substantially all assets of the Company which are located in the U.S., except for land and buildings. The credit facility requires compliance with certain financial covenants related to the Company's current ratio, debt service coverage and funded debt to net income before income taxes plus non-cash items and interest expense. The agreement prohibits the payment of cash dividends by the Company unless otherwise agreed to by the bank. The Company was in compliance with the financial requirements of the agreement at March 31, 1999, and there were no balances outstanding under the agreement at March 31, 1999 or December 31, 1998.

    The Company's Singapore subsidiary maintains an agreement with a Singapore bank to provide an overdraft facility to the subsidiary of 500,000 Singapore dollars (U.S. $289,000) at the bank's prime rate plus 2% (7.5% at March 31, 1999). There were no balances outstanding at March 31, 1999, but amounts utilized under letter of credit commitments totaled $264,000, resulting in credit availability of $25,000 at March 31, 1999. The loan is collateralized by all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank, and continuation of the credit facility is at the discretion of the bank.

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               March 31, 1999

    Interest income (expense), for the three month periods ended March 31, is presented net as follows (in thousands):
                                                     1999         1998

    Interest income                                 $168          $87
    Interest (expense)                               (10 )        (43 )
                                                     ---           --
    Interest income, net                            $158          $44
                                                     ===           ==

3.  SEGMENT INFORMATION

    The  following  table   sets   forth  reportable  segment  information  (in
thousands) for the periods indicated:

                                                   Three Months Ended
                                                        March 31,

                                                      1999      1998
                                                      ----      ----

    Revenues from external customers:
      Testing Products                              $   966   $ 5,650
      Services                                        2,832     4,775
      Power Sources                                     522     1,055

    Intersegment revenues:
      Testing Products                                   55        47
      Services                                            6       135
      Eliminations                                      (61 )    (182 )
                                                     ------    ------
                                                    $ 4,320   $11,480
                                                     ======    ======
    Operating income (loss):
      Testing Products                              $  (838 ) $ 1,159
      Services                                          657     1,322
      Power Sources                                    (144 )     120
      General corporate expenses                        (93 )     (97 )
                                                     ------    ------
        Operating income (loss)                     $  (418 ) $ 2,504
                                                     ======    ======

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               March 31, 1999

    Total assets by reportable segment as of the dates indicated are as follows (in thousands):
                                               March 31,   December 31,
                                                 1999         1998

    Testing Products                           $ 5,880      $ 6,702
    Services                                     8,722        9,584
    Power Sources                                1,754        1,651
    General corporate assets                    14,742       15,309
                                                ------       ------
                                               $31,098      $33,246
                                                ======       ======

    For the periods indicated above, there were no material changes in the accounting policies and procedures used to determine segment income or loss.

4.  SHUT-DOWN AND RESTRUCTURING OF FACILITIES AND ASSETS HELD FOR SALE

    The Company's North Carolina Services facility accounted for approximately 4% and 10% of consolidated revenues in 1998 and 1997, respectively, and provided services to one customer. The customer notified the Company in January 1998 that it was necessary to reduce the output of DRAMs burned-in and tested by the Company's Durham facility. The customer ceased sending product, and the Company shut down the facility in April 1998. The Company recorded a $100,000 impairment reserve related to the land and building located at the Durham facility in 1998 in order to state these assets at the lower of carrying amount or fair value, less cost to sell. The land and a building located in Durham are presented as assets held for sale in the accompanying consolidated balance sheet. The assets held for sale are being actively marketed, although no assurances can be given that they will be sold during 1999.

    Services provided to Texas Instruments Incorporated accounted for substantially all of the revenues of the Company's Singapore Services facility. On October 1, 1998, Micron Technology acquired the Texas Instruments facility in Singapore and informed the Company that it would continue to utilize the Company's burn-in services, but at a significantly reduced level. Texas Instruments revenues at the Singapore facility accounted for 21% and 32% of consolidated revenues for the years ended December 31, 1998 and 1997, respectively. In connection with the decrease in volumes at the Singapore facility, a $507,000 provision for restructuring was recorded in the fourth quarter of 1998. The restructuring provision includes $207,000 for severance costs paid to employees who were terminated during 1998; $100,000 related to disposal of excess equipment and $200,000 related to costs associated with excess leased facilities. Fixed asset disposals totaling $137,000 were charged to the accrued restructuring reserve in the first quarter of 1999.

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               March 31, 1999

5.  ACQUISITION

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

6.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                  Three Months Ended
                                                       March 31,
                                                 1999          1998

    Net income (loss)                           $ (262 )      $1,787
                                                 =====         =====

    Weighted average shares outstanding          6,616         6,061

      Net effect of dilutive stock options
        based on the treasury stock method           -           149
                                                 -----         -----
      Weighted average shares and
        assumed conversions                      6,616         6,210
                                                 =====         =====
    Earnings per share:
      Diluted                                   $ (.04 )      $  .29
                                                 =====         =====
      Basic                                     $ (.04 )      $  .29
                                                 =====         =====

    Stock options related to the purchase of 608,000 and 253,000 shares of common stock were not included in the computation of diluted earnings per share for the first quarters of 1999 and 1998, respectively, because including the options in the calculations would have been antidilutive.

    The Company, in December 1998, issued 475,000 shares of Common Stock related to the acquisition of assets from BEST.

                         RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              March 31, 1999

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

FINANCIAL CONDITION

     The primary sources of Reliability's liquidity are cash provided by operations and working capital. The parent Company and its Singapore subsidiary have substantial cash available to support anticipated liquidity requirements. The Company maintains lines of credit to supplement the primary sources of capital. Changes in the Company's financial condition since December 31, 1998 and March 31, 1998 are generally attributable to changes in cash flows from operating activities, acquiring certain assets from BEST during 1998 and accelerating payments on a mortgage during 1998 and 1999. In addition, the shut-down, in 1998, of the Company's North Carolina Services facility and changes in operations at the Company's Singapore facility did, during late 1998, and will in 1999, affect the Company's future financial condition.

     Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following chart. The periods presented related to the profitability ratios are for the three months ended March 31, and twelve months ended December 31:

                                   March 31,   December 31,   March 31,
                                    1999           1998         1998

  Working capital:
    Working capital (thousands)    $15,442       $15,159       $13,257
    Current ratio                 6.2 to 1      4.0 to 1      3.5 to 1
  Equity ratios:
    Total liabilities to equity        0.1           0.2           0.3
    Assets to equity                   1.1           1.2           1.3
  Profitability ratios:
    Gross profit                      36 %          51 %          49 %
    Return on revenues                (6)%          13 %          16 %
    Return on assets (annualized)     (3)%          13 %          25 %
    Return on equity (annualized)     (4)%          15 %          32 %

                         RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              March 31, 1999

The Company's financial condition improved throughout 1998 and has remained strong during 1999. Working capital increased to $15.4 million at March 31, 1999, from $13.3 million at March 31, 1998, and the ratio of current assets to current liabilities increased from 3.5 to 1 at March 31, 1998, to 6.2 to 1 at March 31, 1999. Beginning in the fourth quarter of 1998, the Company's revenues and level of operations declined. Assets such as accounts receivable and inventories decrease during periods of declining production and are converted to cash. Cash provided by certain components of cash flows from operations in 1998 and in 1999 were used to reduce and pay off a mortgage payable, acquire assets from BEST, purchase fixed assets, increase the amount of short-term interest-bearing cash investments and, in 1999, reduce accrued liabilities.

    The Company maintains a credit facility with a financial institution to provide credit availability to supplement cash provided by operations, if required. Credit availability provided by the credit facility was $4.0 million at March 31, 1999. The Company's Singapore subsidiary maintains a small overdraft facility to support the subsidiary's credit commitments.

    Decreased demand for the Company's products and services, during the latter half of 1998, resulted in a decline in backlog from $16.7 million at March 31, 1998 to $1.8 million at December 31, 1998. Backlog increased during 1999 to $2.5 million at March 31, 1999. The increase resulted from a modest change in demand for products sold by the Company. The operating effects resulting from the changes in backlog and the corresponding changes in operations, during 1998 and 1999, affected various elements of cash provided by operations, as reflected in the Consolidated Statements of Cash Flows.

    Net cash used by operating activities for the three months ended March 31, 1999 was $1.2 million, contrasted with $0.3 million provided by operations in the first three months of 1998. The principal items contributing to the cash used by operations in 1999 were the net loss of $0.3 million and a $1.6 million decrease in accrued liabilities. Cash used by operations in 1999 was reduced by $0.6 million of depreciation and amortization. Accrued liabilities decreased $1.6 million due to payment of performance bonuses related to 1998 profits and a general reduction in most items included in accrued liabilities due to payment of year-end accruals in the first quarter of 1999.

    Demand for Testing Products sold by the Company remains very weak during the early months of 1999 and indications are that the weak demand may continue for several more quarters. The acquisition of certain services activities from BEST in December 1998 and a general increase in demand, beginning in late 1998, for Services provided by the Company indicates, at this time, that revenues in the Services segment could improve throughout 1999. Based on the Company's current low backlog level and the uncertainty concerning demand for the Company's products during 1999, Reliability is not currently providing a revenue forecast for the year ending December 31, 1999. The current forward-looking forecast indicates revenues for the second quarter of 1999 will be approximately $4.7 to $5.1 million, compared to first quarter 1999 revenues of $4.3 million.

                         RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              March 31, 1999

    Capital expenditures during the first three months of 1999 and 1998 were $0.4 million and $0.4 million, respectively. Expenditures in both years include equipment required by the Singapore Services facility to support services provided by the subsidiary.

    Current projections indicate that the Company's cash and cash equivalent balances, future cash generated from operations and available lines of credit will be sufficient to meet the projected cash requirements of the Company for the remainder of 1999.

RESULTS OF OPERATIONS

    Three months ended March 31, 1999 compared to three months ended March 31, 1998.

Revenues. Revenues for the 1999 three-month period were $4.3 million compared to $11.5 million for the 1998 period. Revenues in the Testing Products, Services and Power Sources segments decreased $4.7, $2.0 and $0.5 million, respectively.

    Revenues in the Testing Products segment were $1.0 million for the first three months of 1999, which is a decrease of 83% over the same period in 1998. The revenue decrease relates to the fact that the semiconductor industry is highly cyclical and experiences periods of oversupply and excess production capacity. Beginning in mid 1998, the oversupply and excess production capacity began to affect demand for Testing Products sold by the Company, resulting in a significant decrease in new orders for Testing Products sold by the Company. Volume decreases resulted in revenues from the sale of CRITERIA products decreasing $3.8 million and revenues from the sale of INTERSECT products decreasing $0.9 million.

    Revenues in the Services segment for the 1999 period were $2.8 million, a decrease of 41% compared to the corresponding 1998 period. The decrease in revenues in this segment is related to the shut-down of the Company's North Carolina Services facility in April 1998 and a decrease in revenues at the Company's Singapore facility, beginning in October 1998, resulting from the Micron Technology purchase of the Singapore facility's principal customer, Texas Instruments. The overall decrease was reduced by an increase in revenues, in Austin, Texas and Singapore, resulting from the acquisition, in December 1998, of certain services activities of BEST.

    Revenues in the Power Sources segment were $0.5 million for the first three months of 1999, reflecting a 51% decrease from the 1998 period. Revenues were affected, in 1999, by changes in demand, an aging product line, price competition and a decline in market penetration resulting in volume decreases.

                         RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              March 31, 1999


Costs and Expenses. Total costs and expenses for the 1999 period decreased $4.2 million or 47% compared to the 62% revenue decrease. Cost of revenues decreased $3.1 million, marketing, general and administrative expenses decreased $0.9 million and research and development expenses decreased $0.1 million.

    The decrease in the gross profit from 49% in the 1998 quarter to 36% in 1999 is attributable to significant revenue decreases in all business segments.

    Marketing, general and administrative expenses for the 1999 period decreased $0.9 million. The decrease in expenses is primarily related to the Company's stringent expense control programs and a decrease in Testing Products revenues which resulted in a decrease in volume related expenses, such as commissions, warranty and similar expenses and, in all business segments, a decrease in incentive compensation expense accruals which are directly related to the decrease in profitability. The shut-down of the Company's North Carolina facility and a modest reduction in expenses in the Power Products segment also contributed to the decrease.

    Research and development costs decreased to $476,000 in 1999, compared to $614,000 in the 1998 quarter. The decrease relates primarily to the fact that first quarter 1998 costs were somewhat higher than normal. Reliability is committed to a significant research and development program and development costs are projected to remain at current levels or increase somewhat during the remainder of the year.

    The change in net interest during the 1999 period reflects an increase in interest income and a decrease in interest expense. Interest income increased due to significant increases in investable cash and interest expense decreased due to the fact the Company accelerated payments on, and paid off, in 1999, the mortgage related to the Houston facility.

    The Company's effective tax rate was 30% for the three months ended March 31, 1998, compared to a $2,000 provision related to the $262,000 loss for the 1999 period. The principal reason the Company's effective benefit tax rate was less than the U.S. statutory rate in 1999 was that tax benefits were not available to a foreign subsidiary due to net operating loss limitations. The effective rate for 1998 was less than the statutory rate due to a lower effective tax rate related to earnings of the Singapore subsidiary and a tax benefit from an export processing exemption in Costa Rica.

IMPACT OF YEAR 2000

    The Company disclosed information related to the impact of Year 2000 in Form 10-K for the year ended December 31, 1998. There have been no significant changes in matters related to the impact of Year 2000 on the Company, and readers are referred to Form 10-K for further information.

                           RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              March 31, 1999

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

Item 3.  Quantitative and Qualitative Disclosure of Market Risk.

     There have been no material changes in the market risk disclosures reported in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1998.

                         RELIABILITY INCORPORATED
                             OTHER INFORMATION

                       PART II.   OTHER INFORMATION


Items 1 through 3.

    Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

      (a) Reliability Incorporated held its annual meeting of shareholders on April 28, 1999.

      (b) At the meeting, shareholders elected the following persons as directors; no director continued in office except those elected at the meeting:

        Larry Edwards
        W.L. Hampton
        John R. Howard
        Thomas L. Langford
        A.C. Lederer, Jr.
        Philip Uhrhan

      (c) The only matter voted on at the meeting was the election of directors. The results of the votes of shareholders are as follows:

    Director Nominee                     For                  Withheld

        Larry Edwards                 5,209,969                75,242
        W.L. Hampton                  5,193,375                91,836
        John R. Howard                5,182,615               102,596
        Thomas L. Langford            5,210,575                74,636
        A.C. Lederer, Jr.             5,156,615               128,596
        Philip Uhrhan                 5,209,575                75,636

Item 5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

    (a) The following exhibit is filed as part of this report:

        27   Financial Data Schedule.

      (b) Reports on Form 8-K.

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

                              March 31, 1999



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           RELIABILITY INCORPORATED
                                                  (Registrant)







                                           BY /s/ Larry Edwards
May 11, 1999                               Larry Edwards
                                           President and
                                           Chief Executive Officer




                                           BY /s/ Max T. Langley
May 11, 1999                               Max T. Langley
                                           Sr. Vice President - Finance
                                           and Chief Financial Officer

                         RELIABILITY INCORPORATED

                             INDEX TO EXHIBITS


Exhibit                                                         Page
 Number                  Description of Exhibits               Number
-------                  -----------------------               ------

   27.      Financial Data Schedule                               21