Form 10-Q
period 1999-06-30
RELIABILITY INC
filed 1999-08-09
CIK 34285

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 1999

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

                6,631,765 -- Common Stock -- No Par Value
                          as of August 6, 1999

                         RELIABILITY INCORPORATED
                                 FORM 10-Q

                             TABLE OF CONTENTS

                               June 30, 1999


                      PART I - FINANCIAL INFORMATION

                                                                 Page No.


Item 1.  Financial Statements:

         Consolidated Balance Sheets:
            June 30, 1999 and December 31, 1998                     3-4

         Consolidated Statements of Operations:
            Six Months Ended June 30, 1999 and 1998                   5
            Three Months Ended June 30, 1999 and 1998                 6

         Consolidated Statements of Cash Flows:
            Six Months Ended June 30, 1999 and 1998                   7

         Notes to Consolidated Financial Statements                8-13

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    14-21

Item 3.  Quantitative and Qualitative Disclosure of Market Risk      21


                        PART II - OTHER INFORMATION

Item 1.
  through
Item 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.                           22

Signatures                                                           23


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

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         RELIABILITY INCORPORATED
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                  ASSETS

                                                 June 30,    December 31,
                                                   1999          1998
                                                (unaudited)

Current assets:
  Cash and cash equivalents                      $13,270      $15,702
  Accounts receivable                              2,836        2,178
  Inventories                                      1,328        1,301
  Deferred tax assets                                492          572
  Other current assets                               626          441
                                                  ------       ------
    Total current assets                          18,552       20,194
                                                  ------       ------
Property, plant and equipment at cost:
  Machinery and equipment                         14,652       14,390
  Building and improvements                        4,980        5,023
  Land                                               530          530
                                                  ------       ------
                                                  20,162       19,943
    Less accumulated depreciation                 11,280       10,407
                                                  ------       ------
                                                   8,882        9,536
                                                  ------       ------

Assets held for sale                               2,135        2,193
Other assets, net of accumulated amortization      1,274        1,323
                                                  ------       ------
                                                 $30,843      $33,246
                                                  ======       ======





















                          See accompanying notes

                         RELIABILITY INCORPORATED
                        CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 June 30,    December 31,
                                                   1999           1998
                                               (unaudited)

Current liabilities:
  Accounts payable                               $   637        $   547
  Accrued liabilities                              1,612          3,045
  Income taxes payable                               275            335
  Note payable to shareholder                          -            534
  Current maturities on long-term debt                 -            274
  Accrued restructuring costs                         63            300
                                                  ------         ------
      Total current liabilities                    2,587          5,035
                                                  ------         ------

Deferred tax liabilities                             636            634
Commitments and contingencies                          -              -

Stockholders' equity:
  Common stock, without par value;
    20,000,000 shares authorized; 7,838,527
    and 7,811,278 shares issued in 1999 and
    1998, respectively                             9,461          9,340
  Retained earnings                               26,003         26,081
                                                  ------         ------
                                                  35,464         35,421
  Less treasury stock, at cost, 1,206,762
    shares in 1999 and 1998                        7,844          7,844
                                                  ------         ------
      Total stockholders' equity                  27,620         27,577
                                                  ------         ------
                                                 $30,843        $33,246
                                                  ======         ======






















                          See accompanying notes

                         RELIABILITY INCORPORATED
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                         Six Months Ended June 30,

                                                   1999          1998
                                                       (unaudited)

Revenues                                          $9,281        $20,623

Costs and expenses:
  Cost of revenues                                 5,650          9,713
  Marketing, general and administrative            3,042          4,378
  Research and development                           872          1,103
  Provision for restructuring                          -            100
                                                   -----         ------
                                                   9,564         15,294
                                                   -----         ------
Operating income (loss)                             (283 )        5,329
Interest income, net                                 324            145
                                                   -----         ------
Income before income taxes                            41          5,474
                                                   -----         ------
Provision for income taxes:
  Current 37                                       1,703
  Deferred                                            82            137
                                                   -----         ------
                                                     119          1,840
                                                   -----         ------
Net income (loss)                                 $  (78 )      $ 3,634
                                                   =====         ======

Earnings (loss) per share:
  Diluted                                         $ (.01 )      $   .58
                                                   =====         ======
  Basic                                           $ (.01 )      $   .60
                                                   =====         ======

Weighted average shares:
  Diluted                                          6,624          6,217
                                                   =====         ======
  Basic                                            6,624          6,076
                                                   =====         ======

















                          See accompanying notes

                         RELIABILITY INCORPORATED
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                        Three Months Ended June 30,

                                                    1999          1998
                                                       (unaudited)

Revenues                                           $4,961        $9,143

Costs and expenses:
  Cost of revenues                                  2,891         3,850
  Marketing, general and administrative             1,539         1,979
  Research and development                            396           489
                                                    -----         -----
                                                    4,826         6,318
                                                    -----         -----
Operating income                                      135         2,825
Interest income, net                                  166           101
                                                    -----         -----
Income before income taxes                            301         2,926
                                                    -----         -----
Provision (benefit) for income taxes:
  Current                                             155         1,005
  Deferred                                            (38 )          74
                                                    -----         -----
                                                      117         1,079
                                                    -----         -----
Net income                                         $  184        $1,847
                                                    =====         =====

Earnings per share:
  Diluted                                          $  .03        $  .30
                                                    =====         =====
  Basic                                            $  .03        $  .30
                                                    =====         =====

Weighted average shares:
  Diluted                                           6,659         6,224
                                                    =====         =====
  Basic                                             6,632         6,091
                                                    =====         =====
















                          See accompanying notes

                         RELIABILITY INCORPORATED
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)

                         Six Months Ended June 30,

                                                    1999          1998
                                                      (unaudited)
Cash flows from operating activities:
  Net (loss) income                               $   (78 )     $ 3,634
  Adjustments to reconcile net (loss) income to
    cash (used) provided by operating activities:
      Depreciation and amortization                 1,307           943
      Change in deferred tax assets and liabilities    82           137
      Provision for inventory obsolescence             16           (18 )
      (Gain) loss on disposal of fixed assets         (31 )           1
      Provision for restructuring, net of
        cash payments                                   -           100
  Increase (decrease) in operating cash flows:
      Accounts receivable                            (658 )       1,916
      Inventories                                     (43 )         (77 )
      Other current assets                           (185 )         158
      Accounts payable                                 90          (628 )
      Accrued liabilities                          (1,433 )      (1,496 )
      Income taxes payable                            (60 )         168
      Cash payments charged to restructuring
        reserve                                      (100 )           -
                                                   ------        ------
          Total adjustments                        (1,015 )       1,204
                                                   ------        ------
Net cash (used) provided by
  operating activities                             (1,093 )       4,838
                                                   ------        ------
Cash flows from investing activities:
  Expenditures for property and equipment            (690 )        (662 )
  Proceeds from sale of equipment                      31           446
  Increase in other long-term assets                    7             -
                                                   ------        ------
Net cash (used) in investing activities              (652 )        (216 )
                                                   ------        ------
Cash flows from financing activities:
  Payments on long-term debt                         (274 )        (550 )
  Payment on note payable to shareholder             (534 )           -
  Proceeds from issuance of common and treasury
    stock pursuant to stock option and employee
    stock savings plans                               128           397
  Other                                                (7 )          26
                                                   ------        ------
Net cash (used) by financing activities              (687 )        (127 )
                                                   ------        ------
Net (decrease) increase in cash                    (2,432 )       4,495

Cash and cash equivalents:
  Beginning of period                              15,702         7,108
                                                   ------        ------
  End of period                                   $13,270       $11,603
                                                   ======        ======




                          See accompanying notes

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 1999

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business
-----------------------

    Reliability Incorporated is a United States based corporation with operations in the United States, Singapore and Costa Rica. The Company and its subsidiaries are principally engaged in the design, manufacture and sale of equipment used to test and condition integrated circuits. In addition, the Company and a subsidiary operate service facilities which condition and test integrated circuits as a service to others. The Company's testing products are sold to companies that manufacture semiconductor products and are shipped to locations in the U.S., Europe, Asia and Pacific Rim countries. Services, as of June 30, 1999, are provided principally to two customers; one in the U.S. and one in Singapore. The Company closed a U.S. services facility in April 1998 and acquired, in December 1998, assets of a company that provides services to customers in Austin, Texas and Singapore. The Company currently anticipates closing the Austin facility during the last half of 1999. Another subsidiary manufactures and sells power sources, primarily a line of DC to DC power converters. Power sources are sold to U.S., European and Asian based companies that design and sell electronic equipment.

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the period ended December 31, 1998 have been reclassified to conform to the 1999 presentation.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 1999

disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Comprehensive Income
--------------------

    The Company does not have any items of Other Comprehensive Income; thus during the six month periods and second quarters of 1999 and 1998, total comprehensive income (loss) amounts were the same as net income (loss).

Income Taxes
------------

    Deferred income taxes are provided under the liability method and reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

    The differences between the effective rate reflected in the provision (benefit) for income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% to income (loss) before income taxes are analyzed below (in thousands) for the six month periods ended:

                                                         June 30,
                                                   1999          1998

    Provision at statutory rate                    $  14         $1,861

    Tax effects of:
      Lower effective income tax rates related
        to undistributed foreign earnings            (44 )         (149 )
      Foreign losses for which a tax benefit is
        not available                                135             87
    State income taxes, net                            -             34
    Other                                             14              7
                                                    ----          -----
        Provision for income taxes                 $ 119         $1,840
                                                    ====          =====

Inventories
-----------

    Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include (in thousands):
                                                 June 30,    December 31,
                                                   1999          1998

    Raw materials                                 $  791        $1,071
    Work-in-progress                                 491           180
    Finished goods                                    46            50
                                                   -----         -----
                                                  $1,328        $1,301
                                                   =====         =====

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 1999

    Inventories  are  presented  net  of  reserves  for  excess   and  obsolete
inventories of $801,000 and $775,000 at June 30, 1999 and December 31, 1998, respectively.

Supplemental Cash Flow Information
----------------------------------

    Interest and income taxes paid during the six month periods ended June 30, are presented below (in thousands):
                                                   1999          1998

    Interest paid                                  $   18        $   81
                                                    =====         =====
    Income taxes paid                              $   94        $1,427
                                                    =====         =====

2.  CREDIT AGREEMENTS AND NOTE PAYABLE TO SHAREHOLDER

    Reliability maintains a line of credit with Wells Fargo Bank Texas, N.A. which permits the Company to borrow up to $1 million until December 31, 1999. (The Company reduced the amount available under the line of credit from $4.0 million to $1.0 million during the second quarter of 1999.) Interest is payable at the bank's prime rate minus 1/4% (7.75% at June 30, 1999). The unpaid principal of the note is due December 31, 1999. The loan agreement provides for a revolving line of credit, secured by substantially all assets of the Company which are located in the U.S., except for land and buildings. The credit facility requires compliance with certain financial covenants related to the Company's current ratio, debt service coverage and funded debt to net income before income taxes plus non-cash items and interest expense. The agreement prohibits the payment of cash dividends by the Company unless otherwise agreed to by the bank. The Company was in compliance with the financial requirements of the agreement at June 30, 1999, and there were no balances outstanding under the agreement at June 30, 1999 or December 31, 1998.

    The Company's Singapore subsidiary maintains an agreement with a Singapore bank to provide an overdraft facility to the subsidiary of 500,000 Singapore dollars (U.S. $294,000) at the bank's prime rate plus 2% (7.5% at June 30, 1999). There were no balances outstanding at June 30, 1999, but amounts utilized under letter of credit commitments totaled $268,000, resulting in credit availability of $26,000 at June 30, 1999. The loan is collateralized by all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank, and continuation of the credit facility is at the discretion of the bank.

    The note payable to shareholder at December 31, 1998 represented the balance due to Basic Engineering Services and Technology Labs, Inc. ("BEST") related to the acquisition of assets that was completed in December 1998 (see
Note 6). The note was paid in full in June 1999 and bore interest at 6%.

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 1999

    Interest income (expense) for the six month periods ended June 30, is presented net as follows (in thousands):
                                                   1999         1998

    Interest income                                 $339          $226
    Interest (expense)                               (15 )         (81 )
                                                     ---           ---
    Interest income, net                            $324          $145
                                                     ===           ===

3.  SEGMENT INFORMATION

    The  following  table  sets  forth  reportable  segment   information   (in
thousands) for the periods indicated:

                                     Six Months         Three Months
                                   Ended June 30,      Ended June 30,

                                   1999     1998        1999      1998

    Revenues from external
     customers:
      Testing Products            $2,344  $12,304      $1,379    $6,654
      Services                     5,870    6,615       3,038     1,840
      Power Sources                1,067    1,704         544       649

    Intersegment revenues:
      Testing Products                80      136          25        89
      Services                         6      254           -       119
      Eliminations                   (86 )   (390 )       (25 )    (208 )
                                   -----   ------       -----     -----
                                  $9,281  $20,623      $4,961    $9,143
                                   =====   ======       =====     =====
    Operating income (loss):
      Testing Products            $ (779 ) $ 3,686     $ (102 )  $2,527
      Services                       909    1,897         441       575
      Power Sources                 (207 )   (120 )       (92 )    (240 )
      General corporate expenses    (206 )   (134 )      (112 )     (37 )
                                   -----   ------       -----     -----
        Operating income (loss)   $ (283 ) $ 5,329     $  135    $2,825
                                   =====   ======       =====     =====

    Total assets by reportable segment as of the dates indicated are as follows (in thousands):
                                               June 30,    December 31,
                                                 1999         1998

    Testing Products                           $ 6,417      $ 6,702
    Services                                     8,135        9,584
    Power Sources                                1,714        1,651
    General corporate assets                    14,577       15,309
                                                ------       ------
                                               $30,843      $33,246
                                                ======       ======

    For the periods indicated above, there were no material changes in the accounting policies and procedures used to determine segment income or loss.

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 1999

4.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                         Six Months       Three Months
                                       Ended June 30, Ended June 30,

                                       1999     1998      1999    1998

    Net income (loss)                 $  (78 ) $3,634    $  184  $1,847
                                       =====    =====     =====   =====

    Weighted average shares
      outstanding                      6,624    6,076     6,632   6,091

    Net effect of dilutive stock
      options based on the
      treasury stock method                -      141        27     133
                                       -----    -----     -----   -----
    Weighted average shares and
      assumed conversions              6,624    6,217     6,659   6,224
                                      ======    =====     =====   =====
    Earnings per share:
      Diluted                        $  (.01 ) $  .58    $  .03  $  .30
                                      ======    =====     =====   =====
      Basic                          $  (.01 ) $  .60    $  .03  $  .30
                                      ======    =====     =====   =====

    There were 253,000, 608,000 and 587,000 options to purchase shares of common stock that were outstanding during the first two quarters of 1998, the first quarter of 1999 and the second quarter of 1999, respectively, that were not included in the computation of diluted earnings per share because including the options in the calculations would have been anti-dilutive.

    The Company, in December 1998, issued 475,000 shares of common stock related to the acquisition of assets from BEST (see Note 6).


5.  SHUT-DOWN AND RESTRUCTURING OF FACILITIES AND ASSETS HELD FOR SALE

    The Company's Austin, Texas facility provides services principally to one customer and accounted for 17% of consolidated revenues for the six months ended June 30, 1999. The facility will be closed during the last half of 1999 because the customer has notified the Company that it will stop sending product to the facility. Assets and obligations related to the facility totaled approximately $1.6 million as of June 30, 1999. The financial impact, related to the closing, is dependent on completing various negotiations. The Company believes that a substantial portion of assets and obligations related to the facility should be recovered, but is unable to determine whether a reserve for closure will be required because the future cash flow related to the closing cannot be determined at this time.

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 1999

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

    Services provided to Texas Instruments Incorporated accounted for substantially all of the revenues of the Company's Singapore Services facility. On October 1, 1998, Micron Technology acquired the Texas Instruments facility in Singapore and informed the Company that it would continue to utilize the Company's burn-in services, but at a significantly reduced level. Texas Instruments revenues at the Singapore facility accounted for 21% and 32% of consolidated revenues for the years ended December 31, 1998 and 1997, respectively. In connection with the decrease in volumes at the Singapore facility, a $507,000 provision for restructuring was recorded in the fourth quarter of 1998. The restructuring provision included $207,000 for severance costs paid to employees who were terminated during 1998, and costs related to disposal of excess equipment, employee termination costs and to costs associated with excess leased facilities. Fixed asset disposals totaling $137,000 and severance and lease costs totaling $100,000 were charged to the accrued restructuring reserve during 1999.

6.  ACQUISITION

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

                               June 30, 1999

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

FINANCIAL CONDITION

     The primary sources of Reliability's liquidity are cash provided by operations and working capital. The parent Company and its Singapore subsidiary have substantial cash available to support anticipated liquidity requirements. The Company maintains lines of credit to supplement the primary sources of capital. Changes in the Company's financial condition since December 31, 1998 and June 30, 1998 are generally attributable to changes in cash flows from operating activities, acquiring certain assets from BEST during 1998 and accelerating payments on a mortgage during 1998 and 1999. In addition, the shut-down, in 1998, of the Company's North Carolina Services facility and changes in operations at the Company's Singapore subsidiary did, during late 1998, and will in 1999, affect the Company's financial condition. The Company will close its Austin, Texas Services facility during 1999. The closing will impact the Company's future financial condition.

    Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following chart. The periods presented related to the profitability ratios are for the six months ended June 30, and twelve months ended December 31:

                                  June 30,    December 31, June 30,
                                    1999           1998         1998

  Working capital:
    Working capital (in thousands) $15,965        $15,159      $15,327
    Current ratio                 7.2 to 1       4.0 to 1     3.5 to 1
  Equity ratios:
    Total liabilities to equity        0.1            0.2          0.3
    Assets to equity                   1.1            1.2          1.8
  Profitability ratios:
    Gross profit                      39 %           51 %         53 %
    Return on revenues                (1)%           13 %         18 %
    Return on assets (annualized)     (1)%           13 %         23 %
    Return on equity (annualized)     (1)%           15 %         29 %

The Company's financial condition improved throughout 1998 and has remained strong during 1999. Working capital increased to $16.0 million at June 30, 1999, from $15.3 million at June 30, 1998, and the ratio of current assets to current liabilities increased from 3.5 to 1 at June 30,

                         RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               June 30, 1999

1998, to 7.2 to 1 at June 30, 1999. Beginning in the fourth quarter of 1998, the Company's revenues and level of operations, compared to the corresponding prior year periods, declined. Assets such as accounts receivable and inventories decreased during the 1998 periods of declining production and were converted to cash. Cash provided by certain components of cash flows from operations in 1998 and in 1999 were used to reduce and pay off a mortgage payable, acquire assets from BEST, purchase fixed assets, increase the amount of short-term interest-bearing cash investments and, in 1999, reduce accrued liabilities and pay off the note related to the BEST transaction.

    The Company maintains a credit facility with a financial institution to provide credit availability to supplement cash provided by operations, if required. Projections indicated that the Company would not need to use the credit facility in the foreseeable future; thus the line of credit was reduced from $4.0 million to $1.0 million during the second quarter of 1999. Credit availability provided by the facility was $1.0 million at June 30, 1999. The Company's Singapore subsidiary maintains a small overdraft facility to support the subsidiary's credit commitments.

    Decreased demand for the Company's products and services, starting in the latter half of 1998 and continuing into 1999, resulted in a decline in backlog from $10.8 million at June 30, 1998 to $1.8 million at December 31, 1998. Backlog increased slightly to $2.1 million at June 30, 1999. The operating effects resulting from the changes in backlog and the corresponding changes in operations, during 1998 and 1999, affected various elements of cash provided by operations, as reflected in the Consolidated Statements of Cash Flows.

    Net cash used by operating activities for the six months ended June 30, 1999 was $1.1 million, contrasted with $4.8 million provided by operations in the first six months of 1998. The principal items contributing to the cash used by operations in 1999 were the net loss of $0.1 million, a $1.4 million decrease in accrued liabilities and a $0.7 million increase in accounts receivable. Cash used by operations in 1999 was reduced by $1.3 million of depreciation and amortization. Accrued liabilities decreased $1.4 million due to payment, in the first quarter of 1999, of performance bonuses related to 1998 profits and a general reduction in most items included in accrued liabilities due to payment of year-end accruals. The increase in accounts receivable resulted from the fact that certain accounts receivable were not due as of June 30, 1999 for products that were shipped late in the second quarter of 1999 and an increase in revenues in the Services segment. The increase in other current assets is attributable to an increase in investments in marketable securities.

    Demand for Testing Products sold by the Company remains very weak during 1999 and indications are that the weak demand may continue for several more quarters. The acquisition of services activities from BEST in December 1998 and a general increase in demand, beginning in late 1998, for Services provided by the BEST operations at the Company's Singapore subsidiary indicates, at this time, that revenues at the Singapore Services operation could remain strong throughout 1999. The Company's Austin, Texas Services division provides services principally to one

                         RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               June 30, 1999

customer and accounted for 17% of consolidated revenues for the six months ended June 30, 1999. The facility will be closed during the last half of 1999 because the customer has notified the Company that it will stop sending product to the facility. Assets and obligations related to the division totaled approximately $1.6 million as of June 30, 1999. The financial impact, related to the closing, is dependent on completing various negotiations. The Company believes that a substantial portion of assets and obligations related to the facility should be recovered, but is unable to determine whether a reserve for closure will be required because the future cash flow related to the closing cannot be determined at this time. Based on the Company's current low backlog level and the uncertainty concerning demand for the Company's products during 1999, Reliability is not currently providing a revenue forecast for the year ending December 31, 1999. The current forward-looking forecast indicates revenues for the third quarter of 1999 will be approximately $4.4 to $5.2 million, compared to second quarter 1999 revenues of $5.0 million.

    Capital expenditures during the first six months of 1999 and 1998 were $0.7 million and $0.7 million, respectively. A significant portion of expenditures in both years include equipment required by the Singapore Services subsidiary to support services provided by the subsidiary.

    Current projections indicate that the Company's cash and cash equivalent balances, future cash generated from operations and available lines of credit will be sufficient to meet the projected cash requirements of the Company for the remainder of 1999.

RESULTS OF OPERATIONS

    Six months ended June 30, 1999 compared to six months ended June 30, 1998.

Revenues. Revenues for the 1999 six-month period were $9.3 million compared to $20.6 million for the 1998 period. Revenues in the Testing Products, Services and Power Sources segments decreased $10.0, $0.7 and $0.6 million, respectively.

    Revenues in the Testing Products segment were $2.3 million for the first six months of 1999, which is a decrease of 81% over the same period in 1998. The revenue decrease reflects the fact that the semiconductor industry is highly cyclical and experiences periods of oversupply and excess production capacity. Beginning in mid 1998, the oversupply and excess production capacity began to affect demand for Testing Products sold by the Company, resulting in a significant decrease in new orders for Testing Products. In addition, price competition and the need to develop new products that will be purchased by the semiconductor industry have begun to affect new orders for Testing Products. Volume decreases resulted in revenues from the sale of CRITERIA products decreasing $6.2 million and revenues from the sale of INTERSECT products decreasing $3.8 million.

    Revenues in the Services segment for the 1999 period were $5.9 million, a decrease of 11% compared to the corresponding 1998 period. The

                           RELIABILITY INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 June 30, 1999

decrease in revenues in this segment is related to the shut-down of the Company's North Carolina Services facility in April 1998 and a decrease in revenues at the Company's Singapore facility, beginning in October 1998, resulting from the Micron Technology purchase of the Singapore facility's principal customer, Texas Instruments. The overall decrease was reduced by an increase in revenues, in Austin, Texas and Singapore, resulting from the acquisition, in December 1998, of certain services activities of BEST.

    Revenues in the Power Sources segment were $1.1 million for the first six months of 1999, reflecting a 37% decrease from the 1998 period. Revenues were affected, in 1999, by changes in demand, an aging product line, price competition and a decline in market penetration resulting in volume decreases.

Costs and Expenses. Total costs and expenses for the 1999 period decreased $5.7 million or 37% compared to the 55% revenue decrease. Cost of revenues decreased $4.1 million, marketing, general and administrative expenses decreased $1.3 million and research and development expenses decreased $0.2 million. A provision for asset impairment of $0.1 million, related to the closing of the North Carolina Services facility, was included in 1998 operations.

    The decrease in the gross profit from 53% in the 1998 period to 39% in 1999 is attributable, in general, to revenue decreases in all business segments and to the fact that the Services segment accounted for a significantly higher percentage of total consolidated revenues in the 1999 period than in the 1998 period. This resulted in the overall decrease in gross profit in 1999, compared to 1998, because the gross profit in the Services segment is fundamentally lower than the gross profit in the other two segments.

    Marketing, general and administrative expenses for the 1999 period decreased $1.3 million. The decrease in expenses is primarily related to a decrease in Testing Products revenues which resulted in a decrease in volume related expenses, such as commissions, warranty and similar expenses and, in all business segments, a decrease in incentive compensation expense accruals which are directly related to the decrease in profitability. The Company maintains a stringent expense control program to monitor and decrease expenses where possible. The shut-down of the Company's North Carolina facility and a modest reduction in volume related expenses in the Power Products segment also contributed to the decrease. The overall decrease was reduced, in 1999, by expenses associated with the operations acquired from BEST in December 1998.

    Research and development costs decreased to $0.9 million in 1999, compared to $1.1 million in the 1998 period. The decrease relates primarily to the fact that first half 1998 costs were somewhat higher than normal. Reliability is committed to a significant research and development program and development costs are projected to remain at current levels or increase during the remainder of the year.

    The change in net interest during the 1999 period reflects an increase in interest income and a decrease in interest expense. Interest income increased due to significant increases in investable cash, and interest expense decreased due to the fact the Company accelerated payments on, and paid off, in 1999, the mortgage related to the Houston facility.

                         RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               June 30, 1999

    The Company's effective tax rate was 34% for the six months ended June 30, 1998, compared to a $119,000 provision related to the $41,000 income before income taxes for the 1999 period. The principal reason the Company recorded income tax expense that exceed the income amount in 1999 was that tax benefits related to the loss of a foreign subsidiary were not available due to net operating loss limitations. In general, items affecting the tax rate in the 1998 six-month period are the same as those noted in the three month discussion below.

RESULTS OF OPERATIONS

    Three months ended June 30, 1999 compared to three months ended June 30, 1998.

Revenues. Revenues for the 1999 three-month period were $5.0 million compared to $9.1 million for the 1998 period. Revenues in the Testing Products segment decreased $5.2 million, Power Sources revenues decreased $0.1 million and Services revenues increased $1.2 million.

    Revenues in the Testing Products segment were $1.4 million for the second quarter of 1999, which is a decrease of 79% from the second quarter of 1998. The decrease is related to decreased demand resulting in volume decreases and other factors described in the six-month discussion above. Revenues from the sale of CRITERIA products decreased $2.4 million and revenues from the sale of INTERSECT products decreased $2.8 million.

    Revenues in the Services segment for the 1999 period were $3.0 million, an increase of 65% compared to the corresponding 1998 period. The increase is related to, in general, the items discussed in the above six-months discussion and specifically to revenues resulting from the December 1998 BEST transaction.

    Revenues in the Power Sources segment were $0.6 million for the second quarter of 1999, reflecting a 16% decrease from the 1998 period. Revenues were affected by general reductions in demand, an aging product line and a decline in market penetration resulting in volume decreases.

Costs and Expenses. Total costs and expenses for the second quarter of 1999 decreased $1.5 million or 24% compared to the 46% revenue decrease of $4.2 million. Cost of revenues decreased $1.0 million; marketing, general and administrative expenses decreased $0.4 million and research and development expenses decreased $0.1 million.

    The decrease in gross profit from 58% in the 1998 period to 42% in the 1999 period is attributable to the Services segment. The typical gross profit in the Services segment is lower than the gross profit in the other two segments. Revenues in the Services segment accounted for a significantly higher percent of total consolidated revenues in the 1999 three-month period resulting in the decrease in overall gross profit in 1999 compared to 1998.

                         RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               June 30, 1999

    Marketing, general and administrative expenses for the 1999 period decreased $0.4 million. The decrease in expenses is related to a decrease in Testing Products and Power Sources revenues which resulted in a decrease in volume related expenses, such as commissions, warranty and similar expenses and a decrease in incentive compensation expense accruals in all segments, which are directly related to the decrease in profitability. Expenses in the Services segment increased $0.4 million. The increase relates to increases related to the BEST transaction, reduced by decreases related to closing of the Company's North Carolina facility in April 1998.

    Research and development expenses for the 1999 period decreased $0.1 million. Reliability is committed to a significant research and development program and development costs are projected to remain at current levels or increase somewhat during the remainder of the year.

    The change in net interest reflects an increase in interest income and a decrease in interest expense, as explained in the above six-month discussion.

    The Company's effective tax rate was 39% for the three-month periods ended June 30, 1999, compared to 37% for the three month period ended June 30, 1998. The principal items affecting the Company's tax rate in 1999 and 1998 were tax benefits not available to a foreign subsidiary due to net operating loss limitations, state income tax expense in 1998 and a lower effective tax rate related to earnings of the Singapore subsidiary.

IMPACT OF YEAR 2000

    The Company disclosed information related to the impact of year 2000 in Form 10-K for the year ended December 31, 1998. There have been no significant changes in matters related to the impact of the year 2000 on the Company, and readers are referred to the Form 10-K for further information.

    The Company classified its Year 2000 ("Y2K") program into four projects:

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

        The following is the current status of the four projects:

      1. Evaluation of the Y2K impact on products that are currently sold and supported by the Company is substantially complete. The Company has provided Y2K solutions to customers of currently supported products. It is estimated that the Company and its customers have completed the planned testing

                         RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               June 30, 1999

            of Y2K solutions related to Company supported products. The Company does not provide Y2K solutions for products that are no longer in production. The Company will quote to customers the cost to provide Y2K solutions for products that are no longer in production. It is projected that there will be a limited number, if any, of future requests for Y2K solutions related to items that are not current products. The Company believes that products that are being shipped currently and that will be shipped in the future are Y2K compliant. The Company's Y2K solutions are subject to typical uncertainties, such as future identification of currently unknown problems and that products will only be used for a reasonable number of years related to the technology that the product is designed to process.

      2. Internal business and operating systems located at the Company's three facilities have been evaluated and the hardware and software changes have been identified.

            (a) The hardware and software changes identified by the Houston Y2K compliance program are 100% complete. Additional testing will continue throughout the balance of the year.

            (b) The hardware and software changes identified by the Costa Rica Y2K compliance program are 100% complete. Additional testing will continue throughout the balance of the year.

            (c) The hardware and software changes identified by the Singapore compliance program is approximately 95% complete and it is projected that the remaining changes will be completed by September 30, 1999. Additional testing will continue throughout the balance of the year.

      3. The Company has communicated with key third party suppliers and has received responses from approximately 80% of the suppliers.

            (a) This project is estimated to be only 65% complete because certain suppliers have indicated that compliance will not be completed until the third or fourth quarter of 1999.

            (b) The Company has and will continue to follow up with suppliers that have not responded or that are not Y2K compliant.

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

                         RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               June 30, 1999

      The Company is currently developing contingency plans and/or is evaluating the possible worst case scenario. In general, it appears that the worst case scenario may be that some suppliers may not be able to supply critical products or services. The Company will seek new vendors where necessary. The development of the worst case scenario and contingency plans is expected to be completed by September 30, 1999.

      The Company's Y2K compliance project is being implemented based on information that is generally available concerning identified Y2K problems. Additional information is continually emerging concerning Y2K problems and solutions, and the Company believes it is using reasonable efforts to assess and correct Y2K problems and will, as necessary, update the assessment.

      The dates by which the Company believes it will complete its Y2K projects are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could materially differ from those anticipated.

SAFE HARBOR STATEMENT

    "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Statements in this Form 10-Q regarding Reliability's business which are not historical facts are "forward looking statements" that involve risk and uncertainties, including, but not limited to, market acceptance of Company products and services, the effects of general economic conditions, the impact of competition, product development schedules, problems with technology, delivery schedules, Y2K compliance, future results related to acquisitions and supply and demand changes for Company products and services and its customers' products and services. Actual results may materially differ from projections.

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

Item 6. Exhibits and Reports on Form 8-K.

    (a)  Exhibits

        27.1 Financial Data Schedule

      (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1999

                         RELIABILITY INCORPORATED
                                SIGNATURES

                               June 30, 1999



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          RELIABILITY INCORPORATED
                                                (Registrant)





August 9, 1999                            /s/Larry Edwards
                                          President and
                                          Chief Executive Officer





August 9, 1999                            /s/Max T. Langley
                                          Sr. Vice President - Finance
                                          and Chief Financial Officer