Form 10-Q
period 1999-09-30
RELIABILITY INC
filed 1999-11-09
CIK 34285

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1999

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

                6,631,765 -- Common Stock -- No Par Value
                          as of November 8, 1999

                         RELIABILITY INCORPORATED
                                 FORM 10-Q

                             TABLE OF CONTENTS

                            September 30, 1999


                      PART I - FINANCIAL INFORMATION

                                                                 Page No.


Item 1.  Financial Statements:

         Consolidated Balance Sheets:
            September 30, 1999 and December 31, 1998                3-4

         Consolidated Statements of Operations:
            Nine Months Ended September 30, 1999 and 1998             5
            Three Months Ended September 30, 1999 and 1998            6

         Consolidated Statements of Cash Flows:
            Nine Months Ended September 30, 1999 and 1998             7

         Notes to Consolidated Financial Statements                8-15

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    16-23

Item 3.  Quantitative and Qualitative Disclosure About Market Risk   23


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

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         RELIABILITY INCORPORATED
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                  ASSETS

                                               September 30, December 31,
                                                   1999          1998
                                                (unaudited)

Current assets:
  Cash and cash equivalents                      $13,549      $15,702
  Accounts receivable                              2,452        2,178
  Inventories                                      1,502        1,301
  Refundable income taxes                            237            -
  Deferred tax assets                                419          572
  Other current assets                               842          441
                                                  ------       ------
    Total current assets                          19,001       20,194
                                                  ------       ------
Property, plant and equipment, at cost:
  Machinery and equipment                         14,145       14,390
  Buildings and improvements                       4,980        5,023
  Land                                               530          530
                                                  ------       ------
                                                  19,655       19,943
    Less accumulated depreciation                 11,506       10,407
                                                  ------       ------
                                                   8,149        9,536
                                                  ------       ------

Assets held for sale                               2,135        2,193
Other assets and goodwill, net of
  accumulated amortization                           849        1,323
                                                  ------       ------
                                                 $30,134      $33,246
                                                  ======       ======



















                          See accompanying notes

                         RELIABILITY INCORPORATED
                        CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                              September 30,  December 31,
                                                   1999           1998
                                               (unaudited)

Current liabilities:
  Accounts payable                               $   396        $   547
  Accrued liabilities                              1,628          3,045
  Income taxes payable                               172            335
  Note payable to shareholder                          -            534
  Current maturities on long-term debt                 -            274
  Accrued restructuring and shut-down costs          131            300
                                                  ------         ------
      Total current liabilities                    2,327          5,035
                                                  ------         ------

Deferred tax liabilities                             694            634

Stockholders' equity:
  Common stock, without par value;
    20,000,000 shares authorized; 7,838,527
    and 7,811,278 shares issued in 1999 and
    1998, respectively                             9,461          9,340
  Retained earnings                               25,496         26,081
                                                  ------         ------
                                                  34,957         35,421
  Less treasury stock, at cost, 1,206,762
    shares in 1999 and 1998                        7,844          7,844
                                                  ------         ------
      Total stockholders' equity                  27,113         27,577
                                                  ------         ------
                                                 $30,134        $33,246
                                                  ======         ======























                          See accompanying notes

                         RELIABILITY INCORPORATED
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                      Nine months Ended September 30,

                                                   1999          1998
                                                       (unaudited)

Revenues                                         $14,216        $29,826

Costs and expenses:
  Cost of revenues                                 8,842         13,943
  Marketing, general and administrative            4,448          6,871
  Research and development                         1,199          1,636
  Provision for shut-down and restructuring          800            100
                                                  ------         ------
                                                  15,289         22,550
                                                  ------         ------
Operating income (loss)                           (1,073 )        7,276
Interest income, net                                 470            295
                                                  ------         ------
Income (loss) before income taxes                   (603 )        7,571
                                                  ------         ------
Provision (benefit) for income taxes:
  Current                                           (231 )        2,474
  Deferred                                           213            158
                                                  ------         ------
                                                     (18 )        2,632
                                                  ------         ------
Net income (loss)                                $  (585 )      $ 4,939
                                                  ======         ======

Earnings (loss) per share:
  Diluted                                        $  (.09 )      $   .80
                                                  ======         ======
  Basic                                          $  (.09 )      $   .81
                                                  ======         ======

Weighted average shares:
  Diluted                                          6,627          6,208
                                                  ======         ======
  Basic                                            6,627          6,088
                                                  ======         ======
















                          See accompanying notes

                         RELIABILITY INCORPORATED
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                     Three Months Ended September 30,

                                                    1999          1998
                                                       (unaudited)

Revenues                                           $4,935        $9,203

Costs and expenses:
  Cost of revenues                                  3,192         4,230
  Marketing, general and administrative             1,406         2,493
  Research and development                            327           533
  Provision for shut-down and restructuring           800             -
                                                    -----         -----
                                                    5,725         7,256
                                                    -----         -----
Operating income (loss)                              (790 )       1,947
Interest income, net                                  146           150
                                                    -----         -----
Income (loss) before income taxes                    (644 )       2,097
                                                    -----         -----
Provision (benefit) for income taxes:
  Current                                            (268 )         771
  Deferred                                            131            21
                                                    -----         -----
                                                     (137 )         792
                                                    -----         -----
Net income (loss)                                  $ (507 )      $1,305
                                                    =====         =====

Earnings (loss) per share:
  Diluted                                          $ (.08 )      $  .21
                                                    =====         =====
  Basic                                            $ (.08 )      $  .21
                                                    =====         =====

Weighted average shares:
  Diluted                                           6,632         6,189
                                                    =====         =====
  Basic                                             6,632         6,111
                                                    =====         =====















                          See accompanying notes

                         RELIABILITY INCORPORATED
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)

                      Nine months Ended September 30,

                                                    1999          1998
                                                      (unaudited)
Cash flows from operating activities:
  Net (loss) income                               $  (585 )     $ 4,939
  Adjustments to reconcile net (loss) income to
    cash (used) provided by operating activities:
      Depreciation and amortization                 1,974         1,403
      Change in deferred tax assets and liabilities   213           158
      Provision for inventory obsolescence            128            49
      Provision for shut-down and restructuring       800           100
      (Gain) on disposal of fixed assets              (59 )         (14 )
  Increase (decrease) in operating cash flows:
      Accounts receivable                            (274 )       1,607
      Inventories                                    (329 )       2,054
      Refundable income taxes                        (237 )           -
      Other current assets                            (31 )           5
      Accounts payable                               (151 )      (1,470 )
      Accrued liabilities                          (1,417 )        (707 )
      Income taxes payable                           (163 )         457
      Cash payments charged to shut-down
        and restructuring reserve                    (141 )           -
                                                   ------        ------
          Total adjustments                           313         3,642
                                                   ------        ------
Net cash (used) provided by operating activities     (272 )       8,581
                                                   ------        ------
Cash flows from investing activities:
  Expenditures for property and equipment            (847 )        (755 )
  Purchase of marketable equity and
    debt securities                                  (870 )           -
  Proceeds from sale of equipment                     516           471
  Increase in other long-term assets                    7             -
                                                   ------        ------
Net cash (used) in investing activities            (1,194 )        (284 )
                                                   ------        ------

Cash flows from financing activities:
  Payments on long-term debt                         (274 )      (1,112 )
  Payment on note payable to shareholder             (534 )           -
  Borrowings under revolving credit facility            -           105
  Payments under revolving credit facility              -          (105 )
  Proceeds from issuance of common and treasury
    stock pursuant to stock option and employee
    stock savings plans                               128           490
  Other                                                (7 )          49
                                                   ------        ------
Net cash (used) by financing activities              (687 )        (573 )
                                                   ------        ------
Net (decrease) increase in cash                    (2,153 )       7,724
Cash and cash equivalents:
  Beginning of period                              15,702         7,108
                                                   ------        ------
  End of period                                   $13,549       $14,832
                                                   ======        ======


                            See accompanying notes

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 1999

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business
-----------------------

    Reliability Incorporated is a United States based corporation with operations in the United States, Singapore and Costa Rica. The Company and its subsidiaries are principally engaged in the design, manufacture and sale of equipment used to test and condition integrated circuits. In addition, a subsidiary of the Company operates a service facility which conditions and tests integrated circuits as a service to others. The Company's testing products are sold to companies that manufacture semiconductor products and are shipped to locations in the U.S., Europe, Asia and Pacific Rim countries. Services, as of September 30, 1999, are provided principally to two customers in Singapore. The Company closed, in April 1999, a services facility in North Carolina and acquired, in December 1998, assets of a company that provided services to customers in Austin, Texas and Singapore. The Company closed the Austin facility on September 30, 1999. Another subsidiary manufactures and sells power sources, primarily a line of DC to DC power converters. Power sources are sold to U.S., European and Asian based companies that design and sell electronic equipment.

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the period ended December 31, 1998 have been reclassified to conform to the 1999 presentation.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 1999

during the reporting period. Actual results may differ from those estimates.

Comprehensive Income
--------------------

    The Company includes unrealized gains and losses on available-for-sale securities in other comprehensive income. During the three and nine month periods ended September 30, 1999 and 1998, total comprehensive income was equal to net income because such unrealized gains and losses were not material.

Income Taxes
------------

    Deferred income taxes are provided under the liability method and reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

    The differences between the effective rate reflected in the provision (benefit) for income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% to income (loss) before income taxes are analyzed below (in thousands) for the nine month periods ended:

                                                      September 30,
                                                   1999          1998

    Provision (benefit) at statutory rate          $(205 )       $2,574

    Tax effects of:
      Lower effective income tax rates related
        to undistributed foreign earnings            (56 )         (158 )
      Foreign losses for which a tax benefit is
        not available                                230            185
    State income taxes, net                           (7 )           48
    Other                                             20            (17 )
                                                    ----          -----
        Provision (benefit) for income taxes       $ (18 )       $2,632
                                                    ====          =====

Inventories
-----------

    Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include (in thousands):
                                               September 30, December 31,
                                                   1999          1998

    Raw materials                                 $  699        $1,071
    Work-in-progress                                 758           180
    Finished goods                                    45            50
                                                   -----         -----
                                                  $1,502        $1,301
                                                   =====         =====

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             September 30, 1999

    Inventories  are  presented  net  of  reserves  for  excess   and  obsolete
inventories of $617,000 and $775,000 at September 30, 1999 and December 31, 1998, respectively.

Investments in Marketable Equity and Debt Securities
----------------------------------------------------

    The Company held marketable equity securities with an aggregate book value of $370,000 and a convertible promissory note receivable with a book value of $500,000 as of September 30, 1999. Marketable equity securities are included in other current assets and the promissory note is included in other assets. All marketable securities are classified as held to maturity or available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in equity and debt securities at the time of purchase and reevaluates such determinations at each balance sheet date.

    Equity securities are classified as available-for-sale and are carried at their fair value on the balance sheet, with unrealized gains and losses (net of applicable income taxes), if any, reported as a separate component of shareholders' equity. Equity securities are stated at market value, as determined by the most recently published trade price of the securities at the balance sheet date. The cost and fair value of equity securities as of September 30, 1999 were equal. The debt security is classified as held to maturity because the Company has the positive intent and ability to hold the security to maturity. The held to maturity security is stated at amortized cost.

Other Assets
------------

    Other assets consisted of the following (in thousands):

                                               September 30, December 31,
                                                   1999          1998

    Goodwill, net                                   $349        $1,323
    Convertible promissory note receivable           500             -
                                                     ---         -----
                                                    $849        $1,323
                                                     ===         =====

    The $500,000 convertible promissory note, dated July 20, 1999, is receivable from a start-up company and is due on July 1, 2000, provided the note is not converted into stock of the issuer prior to the due date. The note is automatically convertible to stock of the issuer if the issuer completes an equity financing, as defined, prior to the due date of the note. Upon conversion, stock would be issued to the Company based on certain defined criteria and conversion factors included in the note. It is not practicable to estimate a fair value of the note due to the fact the issuer is in the very early stages of product development. The maturity date of the note of July 1, 2000 represents an initial milestone

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             September 30, 1999

related to product development. It may be possible to estimate a fair value as the milestone date is reached. The note has been classified as a long-term asset based on the assumption the note will be converted to stock.

Supplemental Cash Flow Information
----------------------------------

    Interest and income taxes paid during the nine month periods ended September 30, are presented below (in thousands):

                                                       1999     1998

     Interest paid                                     $  18   $  109
                                                       =====    =====
     Income taxes paid                                 $ 135   $1,923
                                                       =====    =====

2.  CREDIT AGREEMENTS AND NOTE PAYABLE TO SHAREHOLDER

    Reliability maintains a line of credit with Wells Fargo Bank Texas, N.A. which permits the Company to borrow up to $1 million until April 1, 2001. (The Company reduced the amount available under the line of credit from $4.0 million to $1.0 million during the second quarter of 1999.) Interest is payable at the bank's prime rate minus 1/4% (8% at September 30, 1999). The unpaid principal of the note is due April 1, 2001. The loan agreement provides for a revolving line of credit, secured by substantially all assets of the Company which are located in the U.S., except for land and buildings. The credit facility requires compliance with certain financial covenants related to the Company's current ratio, debt service coverage and funded debt to net income (as defined) and total liabilities to total net worth. The agreement prohibits the payment of cash dividends by the Company unless otherwise agreed to by the bank. The Company was in compliance with the financial requirements of the agreement at September 30, 1999, and there were no balances outstanding under the agreement at September 30, 1999 or December 31, 1998.

    The Company's Singapore subsidiary maintains an agreement with a Singapore bank to provide an overdraft facility to the subsidiary of 500,000 Singapore dollars (U.S. $294,000) at the bank's prime rate plus 2% (7.5% at September 30,
1999). There were no balances outstanding at September 30, 1999, but amounts utilized under letter of credit commitments totaled $268,000, resulting in credit availability of $26,000 at September 30, 1999. The loan is collateralized by all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank, and continuation of the credit facility is at the discretion of the bank.

    The note payable to shareholder at December 31, 1998 represented the balance due to Basic Engineering Services and Technology Labs, Inc. ("BEST") related to the acquisition of assets that was completed in December 1998 (see
Note 6). The note was paid in full in June 1999 and bore interest at 6%.

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             September 30, 1999

    Interest income (expense) for the nine month periods ended September 30, is presented net as follows (in thousands):
                                                   1999          1998

    Interest income                                 $486          $404
    Interest (expense)                               (16 )        (109 )
                                                     ---           ---
    Interest income, net                            $470          $295
                                                     ===           ===

3.  SEGMENT INFORMATION

    The   following  table  sets  forth  reportable  segment  information   (in
thousands) for the periods indicated:

                                     Nine Months        Three Months
                                 Ended September 30, Ended September 30,

                                   1999     1998        1999      1998
    Revenues from external
     customers:
      Testing Products           $ 3,973  $19,578      $1,628    $7,275
      Services                     8,689    7,991       2,819     1,376
      Power Sources                1,554    2,257         488       552

    Intersegment revenues:
      Testing Products               125      203          45        67
      Services                        11      267           5        13
      Eliminations                  (136 )   (470 )       (50 )     (80 )
                                  ------   ------       -----     -----
                                 $14,216  $29,826      $4,935    $9,203
                                  ======   ======       =====     =====
    Operating income (loss):
      Testing Products           $(1,074 ) $ 5,918     $ (295 )  $2,232
      Services                     1,490    1,924         581        27
      Power Sources                 (418 )   (340 )      (211 )    (220 )
      Provision for shut-down
        of Services operation       (800 )      -        (800 )       -
      General corporate expenses    (271 )   (226 )       (65 )     (92 )
                                  ------   ------       -----     -----
        Operating income (loss)  $(1,073 ) $7,276      $ (790 )  $1,947
                                  ======   ======       =====     =====

    Total assets by reportable segment as of the dates indicated are as follows (in thousands):
                                             September 30, December 31,
                                                 1999         1998

    Testing Products                           $ 6,653      $ 6,702
    Services                                     7,018        9,584
    Power Sources                                1,640        1,651
    General corporate assets                    14,823       15,309
                                                ------       ------
                                               $30,134      $33,246
                                                ======       ======

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             September 30, 1999

    For the periods indicated above, there were no material changes in the accounting policies and procedures used to determine segment income or loss.

4.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                      Nine Months Ended Three Months Ended
                                        September 30,     September 30,

                                       1999     1998      1999    1998

    Net income (loss)                 $ (585 ) $4,939    $ (507 ) $1,305
                                       =====    =====     =====   =====

    Weighted average shares
      outstanding                      6,627    6,088     6,632   6,111

    Net effect of dilutive stock
      options based on the
      treasury stock method                -      120         -      78
                                       -----    -----     -----   -----
    Weighted average shares and
      assumed conversions              6,627    6,208     6,632   6,189
                                      ======    =====     =====   =====
    Earnings (loss) per share:
      Diluted                        $  (.09 ) $  .80   $  (.08 ) $  .21
                                      ======    =====     =====   =====
      Basic                          $  (.09 ) $  .81   $  (.08 ) $  .21
                                      ======    =====     =====   =====

    There were 253,000 and 243,000 options to purchase shares of common stock that were outstanding during the first two quarters and third quarter of 1998, respectively, and 608,000 options during the first quarter of 1999 and 587,000 options during the second and third quarter of 1999, respectively, that were not included in the computation of diluted earnings per share because including the options in the calculations would have been anti-dilutive.

    The Company, in December 1998, issued 475,000 shares of common stock related to the acquisition of assets from BEST (see Note 6).

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             September 30, 1999

5.  SHUT-DOWN AND RESTRUCTURING OF FACILITIES AND ASSETS HELD FOR SALE

    The  following  table  reports  activity  in  the  accrued  shut-down   and
restructuring accounts during the nine month period ended September 30, 1999 (in thousands):

    Accrued costs at January 1, 1999                           $ 300

    Provision for Austin shut-down:
      Employee severance                                          30
      Other expenses                                              80
                                                                ----
                                                                 110
                                                                ----
    Cash payments charged to accounts:
      Employee severance                                         (60 )
      Lease payment                                              (73 )
         Other payments                                           (8 )
                                                                ----
                                                                (141 )
                                                                ----
    Disposal of Singapore assets                                (138 )
                                                                ----
    Accrued costs at September 30, 1999                        $ 131
                                                                ====

    The Company's Austin, Texas facility (which was part of the Services segment) provided services principally to one customer and accounted for 17% of the Company's consolidated revenues for the nine months ended September 30, 1999. The facility was closed on September 30, 1999 because the customer notified the Company that it would cease sending product to the facility. The Company recorded an $800,000 provision for shut-down in September 1999 related to the closing of this facility on September 30, 1999. The provision included a $875,000 write-off of impaired goodwill and a $257,000 write-down to adjust certain fixed assets at the facility to their estimated fair value as determined by management's estimate based on their knowledge of market conditions. Proceeds related to the sale of certain fixed assets totaled $442,000 and are included as a reduction of the provision for shut-down. The provision also included employee severance costs related to 32 employees of $30,000 and $80,000 of other expenses to complete the shut-down. The remaining fixed assets related to the Austin facility are expected to be disposed of by December 31, 1999. The Company has not included an accrual for future rent obligations related to the leased facility in Austin because it has entered into a sublease agreement with a third party equal to the Company's remaining obligation under the lease agreement.


    The Company's North Carolina Services facility accounted for approximately 4% and 10% of consolidated revenues in 1998 and 1997, respectively, and provided services to one customer. The customer notified the Company in January 1998 that it was necessary to reduce the output of DRAMs burned-in and tested by the Company's Durham facility.

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             September 30, 1999

The customer ceased sending product, and the Company shut-down the facility in April 1998. The Company recorded a $100,000 impairment reserve related to the land and building located at the Durham facility in 1998 in order to state these assets at the lower of carrying amount or fair value, less cost to sell. The land and a building located in Durham are presented as assets held for sale in the accompanying consolidated balance sheet. The assets held for sale are being actively marketed, although no assurances can be given that they will be sold during 1999.

    Services provided to Texas Instruments Incorporated accounted for substantially all of the revenues of the Company's Singapore Services facility. On October 1, 1998, Micron Technology acquired the Texas Instruments facility in Singapore and informed the Company that it would continue to utilize the Company's burn-in services, but at a significantly reduced level. Texas Instruments revenues at the Singapore facility accounted for 21% and 32% of consolidated revenues for the years ended December 31, 1998 and 1997, respectively. In connection with the decrease in volumes at the Singapore facility, a $507,000 provision for restructuring was recorded in the fourth quarter of 1998. The restructuring provision included $207,000 for severance costs paid to employees who were terminated during 1998, $100,000 related to disposal of excess equipment and 200,000 related to costs associated with excess leased facilities.

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

                            September 30, 1999

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

FINANCIAL CONDITION

     The primary sources of Reliability's liquidity are cash provided by operations and working capital. The parent Company and its Singapore subsidiary have substantial cash available to support anticipated liquidity requirements. The Company maintains lines of credit to supplement the primary sources of capital. Changes in the Company's financial condition since December 31, 1998 and September 30, 1998 are generally attributable to changes in cash flows from operating activities, acquiring certain assets from BEST during 1998 and accelerating payments on a mortgage during 1998 and 1999. In addition, the shut-down, in 1998, of the Company's North Carolina Services facility, the shut-down, on September 30, 1999, of the Company's Austin, Texas Services facility and changes in operations at the Company's Singapore subsidiary, during late 1998, did and will in the future, affect the Company's financial condition. In addition, the Company purchased certain securities with a total cost of $870,000 during the third quarter of 1999.

    Certain ratios and amounts monitored by management in evaluating the Company's financial performance and resources are presented in the following chart. The periods presented related to the profitability ratios are for the nine months ended September 30, and twelve months ended December 31:

                                September 30, December 31, September 30,
                                    1999           1998         1998

  Working capital:
    Working capital (in thousands) $16,674        $15,159      $17,155
    Current ratio                 8.2 to 1       4.0 to 1     3.9 to 1
  Equity ratios:
    Total liabilities to equity        0.1            0.2          0.3
    Assets to equity                   1.1            1.2          1.3
  Profitability ratios:
    Gross profit                      38 %           51 %         53 %
    Return on revenues                (4)%           13 %         17 %
    Return on assets (annualized)     (3)%           13 %         20 %
    Return on equity (annualized)     (3)%           15 %         25 %

                         RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            September 30, 1999

The Company's financial condition improved throughout 1998 and has remained strong during 1999. Working capital increased to $16.7 million at September 30, 1999, from $15.1 million at December 31, 1998, and the ratio of current assets to current liabilities increased from 4.0 to 1 at December 31, 1998, to 8.2 to 1 at September 30, 1999. The significant increase in the current ratio resulted from a significant decline in the level of operations, resulting in current liabilities declining at a faster rate than the decline in current assets. Beginning in the fourth quarter of 1998, the Company's revenues and level of operations, compared to the corresponding prior year periods, declined. Assets such as accounts receivable and inventories decreased during the 1998 period of declining production and were converted to cash. Cash provided by certain components of cash flows from operations in 1998 and in 1999 were used to reduce and pay off a mortgage payable, acquire assets from BEST, purchase fixed assets, increase the amount of short-term interest-bearing cash investments and, in 1999, reduce accrued liabilities, pay off the note related to the BEST transaction and purchase certain equity securities. The decline in revenues and net loss for the nine month period ended September 30, 1999 resulted in all elements of operating cash flows using cash during the 1999 period.

    The Company maintains a credit facility with a financial institution to provide credit availability to supplement cash provided by operations, if required. Projections indicated that the Company would not need to use the credit facility in the foreseeable future; thus the line of credit was reduced from $4.0 million to $1.0 million during the second quarter of 1999. In addition, the agreement has been renewed and the expiration date extended to April 1, 2001. Credit availability provided by the facility was $1.0 million at September 30, 1999. The Company's Singapore subsidiary maintains a small overdraft facility to support the subsidiary's credit commitments.

    Decreased demand for the Company's products, starting in the latter half of 1998 and continuing into 1999, resulted in a decline in backlog from $3.0 million at September 30, 1998 to $1.8 million at December 31, 1998. Backlog decreased further to $0.7 million at September 30, 1999 and current projections indicate that, due to changes in and decreased demand by the Company's major customers, there may not be significant increases in backlog in the foreseeable future. The operating effects resulting from the changes in backlog and the corresponding changes in operations, during 1998 and 1999, affected various elements of cash provided by operations, as reflected in the Consolidated Statements of Cash Flows.

    Net cash used by operating activities for the nine months ended September 30, 1999 was $0.3 million, contrasted with $8.6 million provided by operations in the first nine months of 1998. The principal items contributing to the cash used by operations in 1999 were the net loss of $0.6 million, a $1.4 million decrease in accrued liabilities and a $1.3 million decrease in operating cash flows related to all other operating cash flow items. Cash used by operations in 1999 was reduced by $2.0 million of depreciation and amortization. Accrued liabilities decreased $1.4 million due to payment, in the first quarter of 1999, of performance bonuses related to 1998 profits and a general reduction in most items included in accrued liabilities due to a decrease in the level of operations. The increase in accounts receivable resulted from the fact

                         RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            September 30, 1999

that certain accounts receivable were not due as of September 30, 1999 for products that were shipped late in the third quarter of 1999 and an increase in revenues in the Services segment. Inventories increased due to purchase of Testing Products items in anticipation of receiving orders for these products and recording of refundable income taxes resulting from tax benefits related to carry-back of the 1999 loss. A $0.8 million provision for shut-down of the Austin Services facility was recorded in the third quarter of 1999.

Demand for Testing Products sold by the Company has remained very weak during 1999 and indications are that the weak demand may continue for several more quarters. The acquisition of services activities from BEST in December 1998 and a general increase in demand, beginning in late 1998, for Services provided by the BEST operations at the Company's Singapore subsidiary resulted in an increase in Services revenues during the first nine months of 1999. Current projections indicate that revenues at the Singapore Services operation may decline due to production mix changes, price competition and decreases in demand. The Company's Austin, Texas Services division provided services principally to one customer and accounted for 17% of consolidated revenues for the nine months ended September 30, 1999. The facility was closed on September 30, 1999 because the customer stopped sending product to the facility. Based on the Company's current low backlog level and the uncertainty concerning demand for the Company's products and services during 1999 and 2000, Reliability is not currently providing a revenue forecast beyond the fourth quarter of 1999. The current forward-looking forecast indicates revenues for the fourth quarter of 1999 will be between $2.0 and $3.0 million, compared to fourth quarter 1998 revenues of $3.7 million, resulting in a loss between $.10 and $.15 per diluted share for the fourth quarter of 1999.

    Capital expenditures during the first nine months of 1999 and 1998 were $0.85 million and $0.76 million, respectively. A significant portion of expenditures in both years included equipment required by the Singapore subsidiary to support services provided by the subsidiary.

    Current projections indicate that the Company's cash and cash equivalent balances and available lines of credit will be sufficient to meet the projected cash requirements of the Company for the remainder of 1999 and 2000.

RESULTS OF OPERATIONS

    Nine months ended September 30, 1999 compared to nine months ended September 30, 1998.

Revenues. Revenues for the 1999 nine-month period were $14.2 million compared to $29.8 million for the 1998 period. Revenues in the Testing Products and Power Sources segments decreased $15.6 and $0.7, million, respectively. Services revenues increased $0.7 million.

    Revenues in the Testing Products segment were $4.0 million for the first nine months of 1999, which is a decrease of 80% from the same period in 1998. The revenue decrease reflects the fact that the Company's customers reduced burn-in times, upgraded rather than purchasing new products, and in general, increased utilization of the testing products they own. In addition, the semiconductor industry is highly cyclical and

                           RELIABILITY INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              September 30, 1999

experiences periods of excess production capacity. Beginning in mid 1998, increases in utilization of existing testing products and the excess production capacity began to affect demand for Testing Products sold by the Company, resulting in a significant decrease in new orders for Testing Products. In addition, price competition and the need to develop new products that will be purchased by the semiconductor industry have begun to affect new orders for Testing Products. Volume decreases resulted in revenues from the sale of CRITERIA products decreasing $6.2 million and revenues from the sale of INTERSECT products decreasing $9.4 million.

    Revenues in the Services segment for the 1999 period were $8.7 million, an increase of 9% compared to the corresponding 1998 period. The increase in revenues in this segment is related to revenues at the Austin, Texas Services division, resulting from the acquisition, in December 1998, of certain services activities of BEST, reduced by a decrease resulting from the shut-down of the Company's North Carolina Services facility in April 1998 and a decrease in revenues at the Company's Singapore facility, beginning in October 1998, resulting from the Micron Technology purchase of the Singapore facility's principal customer, Texas Instruments.

    Revenues in the Power Sources segment were $1.5 million for the first nine months of 1999, reflecting a 31% decrease from the 1998 period. Revenues were affected, in 1999, by changes in demand, an aging product line, price competition and a decline in market penetration resulting in volume decreases.

Costs and Expenses. Total costs and expenses for the 1999 period decreased $7.3 million or 32% compared to the 52% revenue decrease. Cost of revenues decreased $5.1 million, marketing, general and administrative expenses decreased $2.4 million and research and development expenses decreased $0.4 million. A provision for asset impairment of $0.1 million, related to the closing of the North Carolina Services facility, was included in 1998 operations and a $0.8 million provision for shut-down of the Austin Services facility was recorded in 1999.

    The decrease in the gross profit from 53% in the 1998 period to 38% in 1999 is attributable, in general, to the fact that fixed cost could not be fully absorbed due to the significant revenue decreases in the Testing Products and Power Sources segments. In addition, the Services segment accounted for a significantly higher percentage of total consolidated revenues in the 1999 period than in the 1998 period resulting in a decrease in gross profit in 1999, compared to 1998, because the gross profit in the Services segment is fundamentally lower than the gross profit in the other two segments.

    Marketing, general and administrative expenses for the 1999 period decreased $2.4 million. The decrease in expenses is primarily related to a decrease in Testing Products revenues which resulted in decreases in volume related expenses, such as commissions, warranty and similar expenses and, in all business segments, a decrease in incentive compensation expense accruals which are directly related to the decrease in profitability. The Company maintains a stringent expense control program to monitor and decrease expenses where possible. The shut-down of the Company's North Carolina facility and a modest reduction in volume related expenses in the Power Products segment also contributed to the

                         RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            September 30, 1999

decrease. The overall decrease was reduced, in 1999, by expenses associated with the operations acquired from BEST in December 1998.

    Research and development costs decreased to $1.2 million in 1999, compared to $1.6 million in the 1998 period. Reliability is committed to a significant research and development program and development costs are projected to remain at current levels or increase during the remainder of the year.

    The change in net interest during the 1999 period reflects an increase in interest income and a decrease in interest expense. Interest income increased due to significant increases in investable cash, and interest expense decreased due to the fact the Company accelerated payments on, and paid off, in 1999, the mortgage related to the Houston facility.

    The Company's effective tax rate was 35% for the nine months ended September 30, 1998, compared to a 3% benefit rate related to the loss before income taxes for the 1999 period. The principal reason the Company's benefit rate was only 3% in 1999 is that tax benefits related to the loss of a foreign subsidiary were not available due to limitations on net operating loss deductions. In general, items affecting the tax rate in the 1999 nine-month period are the same as those noted in the three month discussion below.

    Three months ended September 30, 1999 compared to three months ended September 30, 1998.

Revenues. Revenues for the 1999 three-month period were $4.9 million compared to $9.2 million for the 1998 period. Revenues in the Testing Products segment decreased $5.7 million, Power Sources revenues decreased $0.1 million and Services revenues increased $1.5 million.

    Revenues in the Testing Products segment were $1.6 million for the third quarter of 1999, which is a decrease of 78% from the third quarter of 1998. The decrease is related to decreased demand resulting in volume decreases and other factors described in the nine-month discussion above. Revenues from the sale of CRITERIA products increased $0.1 million and revenues from the sale of INTERSECT products decreased $5.6 million.

    Revenues in the Services segment for the 1999 period were $2.8 million, an increase of 105% compared to the corresponding 1998 period. The increase is related, in general, to the items discussed in the above nine-months discussion and specifically to revenues resulting from the December 1998 BEST transaction.

    Revenues in the Power Sources segment were $0.5 million for the third quarter of 1999, reflecting a 12% decrease from the 1998 period. Revenues were affected by general reductions in demand, an aging product line and a decline in market penetration resulting in volume decreases.

Costs and Expenses. Total costs and expenses for the third quarter of 1999 decreased $1.5 million or 21% compared to the 46% revenue decrease of $4.3 million. Cost of revenues decreased $1.0 million; marketing, general and administrative expenses decreased $1.1 million and research and development expenses decreased $0.2 million. A $0.8 million provision for shut-down of the Austin Services facility was recorded in 1999.

                         RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            September 30, 1999

    The decrease in gross profit from 54% in the 1998 period to 35% in the 1999 period is attributable to the fact that fixed cost could not be fully absorbed due to the significant decrease in revenues in the Testing Products segment. In addition, the gross profit in the Services segment increased, but the typical gross profit in the Services segment is lower than the gross profit in the other two segments. Revenues in the Services segment accounted for a significantly higher percent of total consolidated revenues in the 1999 three-month period contributing to a decrease in the overall gross profit in 1999 compared to 1998.

    Marketing, general and administrative expenses for the 1999 period decreased $1.1 million. The decrease in expenses is related to a decrease in Testing Products revenues which resulted in a decrease in volume related expenses, such as commissions, warranty and similar expenses and a decrease in incentive compensation expense accruals in all segments, which are directly related to the decrease in profitability. Expenses in the Services segment increased $52,000. The increase relates to increases resulting from the BEST transaction.

    Research and development expenses for the 1999 period decreased $0.2 million. Reliability is committed to a significant research and development program and development costs are projected to remain at current levels or increase somewhat during the remainder of the year.

    The decrease in net interest reflects a decrease in both interest income and interest expense. The decrease in interest expense is explained in the above nine-month discussion. Interest income decreased due to a decrease in investable cash balances.

    The Company's effective tax benefit rate was 21% for the three-month period ended September 30, 1999, compared to an effective tax rate of 38% for the three month period ended September 30, 1998. The principal items affecting the Company's tax rate in 1999 and 1998 were tax benefits not available to a foreign subsidiary due to limitations on net operating loss deductions, state income tax expense in 1998 and a lower effective tax rate related to earnings of the Singapore subsidiary.

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

                            September 30, 1999

      4. conversion of BEST internal business and operating systems to the Company's compliant systems.

        The following is the current status of the four projects:

      1. Evaluation of the Y2K impact on products that are currently sold and supported by the Company is complete. The Company has provided Y2K solutions to customers of currently supported products. It is estimated that the Company and its customers have completed the planned testing of Y2K solutions related to Company supported products. The Company does not provide Y2K solutions for products that are no longer in production. The Company will quote to customers the cost to provide Y2K solutions for products that are no longer in production. It is projected that there will be a limited number, if any, of future requests for Y2K solutions related to items that are not current products. The Company believes that products that are being shipped currently and that will be shipped in the future are Y2K compliant. The Company's Y2K solutions are subject to typical uncertainties, such as future identification of currently unknown problems and that products will only be used for a reasonable number of years related to the technology that the product is designed to process.

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

            (c) The hardware and software changes identified by the Singapore compliance program are approximately 99% complete and the remaining changes will be completed by November 30, 1999. Additional testing will continue throughout the balance of the year.

      3. The Company has communicated with key third party suppliers and has received responses from approximately 98% of the suppliers.

            (a) This project is estimated to be 95% complete because certain suppliers have indicated that compliance will not be completed until the fourth quarter of 1999.

            (b) The Company has and will continue to follow up with suppliers that have not responded or that are not Y2K compliant.

                           RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            September 30, 1999

            (c) The status of this project will continue to be monitored during the remainder of 1999 and specific action steps will be taken where necessary. The Company and the public in general will be subject to uncertainties related to continuation of public utility services, availability of major freight carriers and availability of services from similar suppliers. The Company will attempt to obtain written assurance from as many key suppliers as possible and will, throughout 1999, identify problem areas and develop and implement contingency plans, if necessary.

            4. All of the BEST systems were converted or integrated into the Company's compliant systems by June 30, 1999.

      The Company has developed contingency plans and has evaluated the possible worst case scenarios. In general, it appears that the worst case scenario may be that some suppliers who have indicated they are compliant may not be able to supply critical products or services. The Company will address these issues in the remote case this happens and will seek new vendors where necessary.

      The Company's Y2K compliance project is being implemented based on information that is generally available concerning identified Y2K problems. Additional information is continually emerging concerning Y2K problems and solutions, and the Company believes it has used reasonable efforts to assess and correct Y2K problems and will, as necessary, update the assessment.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

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

Item 6. Exhibits and Reports on Form 8-K.

    (a)  Exhibit No.   Description

            3.2        Amended and Restated Bylaws of the
                         Company as of July 28, 1999

            27.1   Financial Data Schedule

      (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1999

                         RELIABILITY INCORPORATED
                                SIGNATURES

                            September 30, 1999



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          RELIABILITY INCORPORATED
                                                (Registrant)





November 9, 1999                          /s/Larry Edwards
                                          President and
                                          Chief Executive Officer





November 9, 1999                          /s/Max T. Langley
                                          Sr. Vice President - Finance
                                          and Chief Financial Officer