Form 10-K405
period 1999-12-31
RELIABILITY INC
filed 2000-03-15
CIK 34285

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
                         Commission File Number 0-7092

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

      $47,355,983, based on the last sales price as reported on The Nasdaq Stock(r) Market on March 3, 2000.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

      Common Stock, no par value                6,668,765
            (title of class)        (number of shares outstanding)

                              as of March 3, 2000

                      Documents Incorporated by Reference

      Listed hereunder are the documents incorporated by reference and the Part of the Form 10-K into which such documents are incorporated:

Part III Proxy Statement for the 2000 Annual Meeting of Shareholders of the Registrant (to be filed within 120 days of the close of the registrant's fiscal year)

                           RELIABILITY INCORPORATED
                                   FORM 10-K

                               TABLE OF CONTENTS

                               December 31, 1999

                                    PART I

                                                                        Page

Item 1.  Business.........................................................4
Item 2.  Properties......................................................13
Item 3.  Legal Proceedings...............................................13
Item 4.  Submission of Matters to a Vote of Security Holders.............13
Item 4A. Executive Officers of the Registrant............................14

                                    Part II

Item 5.  Market for the Registrant's Common Stock and Related
            Stockholder Matters 15
Item 6.  Selected Financial Data.........................................16
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................17
Item 7A. Quantitative and Qualitative Disclosures about Market Risk......24
Item 8.  Consolidated Financial Statements and Supplementary Data.......F-1
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................26

                                   Part III

Item 10. Part III is omitted as the Company will file a
Item 11.    Proxy Statement for the 2000 Annual Meeting of
Item 12.    Shareholders as indicated in this report.....................26
Item 13.

                                    Part IV

Item 14. Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K..........................................26
         Signatures......................................................27

                                    PART I

Item 1.    Business

     (a) GENERAL DEVELOPMENT OF BUSINESS. Reliability Incorporated ("Reliability") and its subsidiaries are principally engaged in the design, manufacture and sale of equipment used to test and condition integrated circuits. The Company and its subsidiaries also operate service facilities which condition and test integrated circuits as a service to others, and design, manufacture and sell power sources, primarily a line of DC to DC power converters, which convert direct current voltage into a higher or lower voltage.

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

      The Company's business was started in 1971 when substantially all of the assets of a testing laboratory owned by Texas Instruments Incorporated were acquired by Reliability, Inc. In 1974, the Registrant acquired Reliability, Inc. and began providing conditioning and testing services. Reliability Singapore Pte Ltd. provides conditioning services, including limited manufacturing of certain conditioning products for sale to its services customers. RICR de Costa Rica, S.A. began operating in 1990 and manufactures and sells power sources.

      The Company operates in three industry segments as discussed blow.

      TESTING AND CONDITIONING PRODUCTS ("Testing Products").

      Under current semiconductor technology and manufacturing processes, manufacturers are unable to consistently produce batches of integrated circuits ("ICs" or "semiconductors") that are completely free of defects which cause the ICs to fail. An IC may be defective at the time it is produced or it may have a latent defect which eventually will cause it to fail. An IC with such a defect will almost always fail during the first 500 to 1,000 hours of normal use. Accordingly, it has become customary to "condition" or "burn-in" ICs (i.e., subject them, during a relatively short period of time, to controlled stresses which simulate the first several hundred hours of operation) to identify defects prior to delivery. Such conditioning subjects the ICs to maximum rated temperatures, voltages and electrical signals. Following burn-in, each IC is tested to determine whether it functions as designed.

      The Company manufactures equipment that performs burn-in and testing, and a limited amount of equipment that performs burn-in only. The Company was one of the first to design, manufacture and market systems that utilize burn-in and test technology within the same product. The Company's burn-in and testing products contain sophisticated software, most of which is designed and developed by the Company contemporaneously with the related hardware. The Testing Products segment provided 26% of the Company's revenues in 1999.

      The Company focuses its research and development on equipment and related software that performs functional testing during burn-in of memory and micrologic devices. This focus has led to the development of two major product families - the INTERSECT(tm) line for the memory market (i.e., SRAM, DRAM & SDRAM) and the CRITERIA(r) 18 line for the micrologic, or more specifically, the microprocessor device market.

      Set forth below is the device capacity, power dissipation and type of semiconductor processed by each of the primary Testing Products that the Company currently offers:


    Burn-In and Test         Device         Power             Primary
      Product Type          Capacity    Dissipation(1)      Application
    ----------------        --------    --------------      -----------
     Criteria 18              1,152           7KW          Micrologic
     Criteria 18-HD           1,152          15KW        Microprocessors
     INTERSECT 2000 (2)      12,288             -            Memory
     ---------
     (1) Power/heat dissipation rate in kilowatts
     (2) 256 Meg DRAMS

      The Company manufactures and sells CRITERIA 18 and CRITERIA 18-HD (High [heat] Dissipation) burn-in and test systems. The CRITERIA 18-HD system provides a cost-effective means to perform functional testing during burn-in of high frequency micrologic devices which dissipate large quantities of heat. The system also offers the ability to dissipate 15KW of power in an economically sized system without having to use chilled water as a cooling mechanism. This feature allows users to reduce significantly the amount of floor space used when performing burn-in and testing of high power micrologic devices.

      Under the trade name INTERSECT, the Company manufactures systems which functionally test memory devices during burn-in. Most functional testing is performed serially after the device is conditioned. INTERSECT systems perform parallel functional testing during the burn-in process. The testing currently performed by INTERSECT systems during burn-in has historically been performed by serial testers capable of testing 64 individual DRAMs at a time. Because INTERSECT systems can test up to 12,288 individual DRAMs at a time, and are less expensive than serial testers, testing costs per IC can be reduced 30% to 60%.

      INTERSECT systems are computer controlled for high volume burn-in and testing of memory devices. The Company's INTERSECT systems can vary in their burn-in and testing capabilities. The current generation of INTERSECT products is based on the INTERSECT 30 ("I-30") technology which was developed in 1992. The I-30 was capable of functionally testing 8,640 64 Meg memory devices during the burn-in process in a single chamber. It was capable of testing MOS, CMOS, Bipolar, ECL and BiCMOS DRAMs and SRAMs. A lower cost version of the I-30 burn-in and test system called the INTERSECT 2000 ("I-2000") is the current generation INTERSECT product. The I-2000 has the capacity to functionally test 12,288 256 Meg memory devices during the burn-in process in a single chamber and has become the principal product in the INTERSECT product line.

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

      The Company continues to manufacture a limited number of burn-in only systems marketed under the name CRITERIA. Demand for burn-in only systems has declined significantly, and is being replaced by demand for products that perform both burn-in and testing. The original CRITERIA systems were designed for internal use in the Company's Services segment, but, since 1974, these systems and their successors have been sold to outside customers.

      CRITERIA and INTERSECT systems generally are used on new IC production lines, but may also be added to existing production lines. These systems burn-in and test relatively large numbers of similar ICs at one time and are usually purchased by companies that manufacture large volumes of similar ICs, but they also may be purchased by companies that independently burn-in and test ICs.

      SERVICES ("Services").

      The Company operates a Services facility in Singapore which offers pre-test, burn-in, burn-in and test, final test and speed sort, automatic visual inspection, and tape and reel for DRAMs and SRAMs. The facility also provides burn-in of micrologic devices, particularly microprocessors. Texas Instruments, the principal customer of the Singapore Services facility, prior to 1999, was acquired by Micron Technology ("Micron") in October 1998. Micron advised the Company, in the fourth quarter of 1998, that it would not outsource the processing of DRAMs of its own design. Micron stopped using the Company's services in the fourth quarter of 1999.

      In December 1998, the Company acquired assets related to two services facilities from Basic Engineering Services and Technology Labs, Inc. ("BEST"). The acquired facilities were located in Austin, Texas and Singapore. The BEST Singapore facility that was acquired, replaced a substantial portion of the decline in revenues that resulted from the loss of Micron's business. The Austin, Texas facility that was acquired from BEST was closed in September 1999.

      The Company's North Carolina facility provided services to one customer, Mitsubishi Semiconductor America, Inc. The customer notified the Company in January 1998 that it was reducing its output of DRAMs to be burned-in and tested by the Company's Durham facility and ceased sending product to the Company in April 1998, at which time the Company closed the Durham facility.

      In spite of the numerous difficulties that were encountered in this segment in 1998 and 1999, Services revenues increased by 10% and accounted for 62% of the Company's 1999 revenues. (Reference is made to Notes 10 and 11 of the Company's Consolidated Financial Statements for additional information.)

      The Company uses CRITERIA systems and burn-in boards to provide burn-in services. The Company utilizes serial testing equipment and burn-in equipment acquired from others in certain testing procedures. Services are generally sold on a periodically adjusted per-unit-processed basis.

      POWER SOURCES ("Power Sources")

      The operating components of electronic equipment frequently have varying electrical requirements. Rather than provide electricity to each component separately, specialized devices called DC-DC converters or power sources are used to convert direct current voltage into a higher or lower voltage. By using small DC-DC converters, electronic equipment can operate from a single output power supply, yet provide different voltages to different operating components. These DC-DC converters allow designers of electronic equipment to localize power requirements, increase modularity in the product design, and expand equipment features without having to redefine power needs. The Company specializes in the 1 watt to 30 watt DC-DC converter market and designs, manufactures and markets a wide range of power sources classified into the various product series. The Power Sources segment accounted for 12% of the Company's revenues in 1999.

      Products in the Power Sources segment are generally based on the V-PAC(r) which was introduced in 1972. The V-PAC is a DC-DC converter compatible with electronic equipment assembly operations, and today is a minor product. The principal products the Company currently manufactures are the (1) the LAN-PAC(tm), a power source designed to operate with Local Area Network computer applications; (2) the S-PAC(tm), a smaller 1 watt unit which is similar to the V-PAC; (3) the Q-PAC(tm), which is a replacement for the V-PAC and is compatible with electronic assembly operations; (4) the Z-PAC(r), which is a high efficiency DC-DC power source; and (5) the TELECOM-PAC(r), which is a power source designed for the telecommunications industry.

      The Company is continually developing and introducing additional models of DC-DC converters, which increases the number of higher wattage units in the product line. In addition, the Company continues to convert to surface mount technology for manufacturing power source products. Surface mount technology removes the human element from certain manufacturing processes, thereby enhancing the reliability of the power sources. The technology also allows product assembly in smaller packages and therefore provides higher power output from smaller units.

      Power sources are designed at the Company's Houston, Texas facility and are manufactured in the Company's Costa Rica facility.

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

      (i) PRINCIPAL PRODUCTS. Information as to the principal products and services of the Company is given in part (a) of this Item 1. The Testing Products segment of the Company's business has historically been the dominant segment. The Services segment was the dominant segment in 1999. The following table sets forth the percentage of the Company's total revenues by business segment:

                                                     Years Ended December 31,
                                                      -----------------------
      Business Segment                                1999     1998    1997
      ----------------                                ----     ----    ----
      Testing Products                                 26%      64%     50%
      Services                                         62       28      43
      Power Sources                                    12        8       7
                                                      ---      ---     ---
      Total revenues                                  100%     100%    100%
                                                      ===      ===     ===

      Reference is made to Note 5 of the Company's Consolidated Financial Statements for additional information.

      (ii) NEW PRODUCTS. During 1999, Reliability's Testing Products segment began development of the key building blocks required for its next generation of testing products systems. The systems are being designed to meet the technical challenges created by the continuously shrinking geometries of the new generations of memory and microprocessor devices. This trend toward smaller feature sizes has enabled the semiconductor industry to package higher functionality at increasing operating frequencies into smaller and smaller packages. For Reliability and other equipment suppliers to the semiconductor industry, the challenge will be to provide systems that operate at high frequencies and lower voltages, while supplying up to ten times more current per device. With this goal in mind, the Testing Products segment has embarked on a number of development projects that specifically target high speed test and interface electronics, the delivery and control of large amounts of current at very low voltages, thermal management techniques to tightly control the ambient temperature gradient while handling large variations in dissipation from device to device, and methods of dissipating higher power in the chamber at lower operating temperatures. Some of the features that are developed will be introduced as retrofits to existing testing systems over the next two to three years. Many of the features will only be economical, however, when offered on new systems.

      The power source market is demanding devices that function more efficiently, driven by a requirement for higher wattage devices in smaller packages. During 2000, the Company will expand the 1 to 2 watt miniature DC-DC family to include regulated units in both SIP (through-hole) and DIP (surface-mountable) packages. In addition, the Company will incorporate synchronous rectification into selected models, thus providing the efficiency levels required by higher wattage, lower voltage, smaller footprint converters. The Company introduced, over the past three years, additional models in a new series of wide input range (up to 65 watts) DC-DC converters, which increased the number of higher wattage units in the product line. The Company continues to convert to surface mount technology for manufacturing power source products. During 1999, over 80% of the units shipped incorporated surface mount technology, compared to 70% in 1998 and 40% in 1997. The Company began shipping, in 1999, 1 and 2 watt, surface mountable, Q-PAC converters to customers. Also during 1999, the Power Sources segment designed and shipped samples of four custom converters and nine special designs to meet specific applications for target customers. This represents the highest number of custom and special power sources designed and shipped in one year since the beginning of the segment. Two of the custom converters will provide the basis for a new family of high-density low-cost 1 to 2 watt miniature DC-DC converters. The Company has also started to design its first triple output converter.

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

      (iv) PATENTS, TRADEMARKS. Because of rapidly changing technology in the electronics industry, the Company believes its future success is dependent more on the quality of its products and services, the technical skills of its personnel, and its ability to adapt to the changing technological environment than on protection of proprietary developments and inventions. The Company has patents and pending patent applications in the United States and certain other countries on components of its testing and conditioning products and ancillary equipment, including the EX-SERT(tm) backplane, a thermally conductive mechanical device (heat-sink), a method of IC extraction during unloading of burn-in boards and a floating-head mechanism used in loading and unloading burn-in boards. The Company considers certain of its patents or patent applications to be significant, but not material, to the Company's business.

      The Company has certain trademarks which are registered with the U.S. Patent and Trademark Office for use in connection with its products and services, including "ri (and design)," "RELIABILITY," "CRITERIA," "V-PAC," "Z-PAC," "INNOVATION," and "TELCOM-PAC." In addition, the Company uses certain other tradenames which are not presently registered, including "INTERSECT," "RELNET," "EX-SERT," "UNLOADER," "S-PAC," "Q-PAC," "ISDN-PAC," "RK-94," "SERIES 1000," "CRITERIA 18-HD," "I-2000" and others not listed here which are used less frequently. The Company relies on copyrights and trade secrets to protect its computer software.

      The Company has in the past and will in the future take appropriate action to protect all of its patents, copyrights, trade secrets and trademarks, as well as its other proprietary rights.

        (v)  SEASONALITY.  The Company's  business  is  not  seasonal,  but  is
cyclical,  depending  on  the  electronics   manufacturing   and  semiconductor
industries.

      (vi) WORKING CAPITAL. The Company finances its inventory and other working capital needs out of internally generated funds and has in the past used periodic borrowings to finance its needs. The Company has short-term credit facilities on which it could draw additional funds. Reference is made to
Note 3 of the Company's Consolidated Financial Statements for additional information as to the credit agreements under which working capital is or could be available if required.

      (vii) MAJOR CUSTOMERS. The products and services offered by the Company's Testing Products and Services segments are used by manufacturers or users of very large quantities of semiconductor devices or ICs. Accordingly, the potential customer base is limited, due to the fact that there are only a small number of companies that have a need to test and condition large batches of devices or ICs. Loss of a customer in a limited market environment can adversely affect the Company.

      In 1999, Advanced Micro Devices, Inc. ("AMD") and Motorola Semiconductor Products Sector ("Motorola") accounted for 39% of consolidated revenues; these same customers accounted for only 2% and 0% of consolidated revenues in 1998 and 1997, respectively. In 1999, 1998 and 1997, Intel Corporation ("Intel"), International Business Machines Corporation ("IBM"), Mitsubishi Semiconductor America, Inc ("Mistubishi") and Texas Instruments Incorporation ("TI") accounted for 25%, 88% and 90% of consolidated revenues. AMD and Motorola are customers of the Services segment only, and Intel and IBM are customers of the Testing Products segment only.

      The Company has operated Service facilities in Durham, North Carolina and Austin, Texas. When the sole customer at each of such facilities (Mitsubishi in Durham in 1998 and Motorola in Austin in 1999) informed the Company that it would significantly decrease the amount of product sent for testing or would cease using the Company's services altogether, the Company closed the facilities. In 1998, upon the sale by TI of its DRAM operations to Micron Technology ("Micron"), the Company was informed that Micron would decrease the amount of products sent for testing and ultimately stopped sending product in 1999. In 1999, the Company restructured its Singapore Services facility capabilities in response to changes in demand for services at the facility.

      The Company believes that its relationships with its customers are good. In the Power Sources segment, decreased business from one customer may be replaced by new or increased business from other customers, but there is no assurance that this will occur. The loss of other major customers or a significant reduction in orders from a major customer in any business segment and the failure of the Company to obtain other sources of revenue has had and could, in the future, have a material adverse impact on the Company. The Company has no long-term contracts with its major customers.

      (viii) BACKLOG. The following table sets forth the Company's backlog at the dates indicated:
                                                               December 31,
                                                               ------------
      Business Segment                                        1999       1998
      ----------------                                        ----       ----
                                                              (In thousands)
      Testing Products                                       $2,133     $1,360
      Services                                                   58        182
      Power Sources                                             190        245
                                                             ------      -----
        Total                                                $2,381     $1,787
                                                             ======      =====

      Backlog for sales of Testing Products and Power Sources represents orders for delivery within 12 months from the date on which backlog is reported. Backlog for Services represents orders for services where the ICs to be conditioned have been delivered to the Company and orders for testing products (for delivery within 12 months from the date on which backlog is reported) that are directly related to providing services to customers. Approximately $2.0 million of the Testing Products backlog at December 31, 1999 is for products that are scheduled for delivery in the first four months of 2000. Revenue therefrom will be recorded at the time the products are delivered, but the customer will pay for the total order, under a written contract, in 23 monthly installments, beginning in January 2000. The Company's backlog as of December 31, 1999 is believed to be firm, although portions of the backlog are not subject to legally binding agreements.

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

     (xi) RESEARCH. The demands of the semiconductor industry for increasingly complex and sophisticated equipment requires the Company to continuously develop new products and to review and modify its existing products and services to adapt to technology changes in the industry. The Company also focuses on the development of options for its INTERSECT and CRITERIA product lines. In 1999, 1998 and 1997, the Company spent $1.7 million, $2.0 million and $1.6 million, respectively, on research and development activities. Development projects, which are related to the Testing Products segment, account for a significant portion of research and development expenditures.

      (xii) ENVIRONMENTAL MATTERS. The business of the Company is not expected to be affected by zoning, environmental protection, or other similar laws or ordinances.

      (xiii) EMPLOYEES. On December 31, 1999, the Company had 345 employees, of which 17 were contract or temporary employees. The Company's continued growth depends on its ability to attract and retain its technical staff and skilled employees. During recent years, the Company has experienced a low turnover rate among its U.S. employees. Due to the low unemployment rate in Singapore, turnover at the Singapore subsidiary has been high. Turnover at the Company's Austin and Singapore facilities increased in 1999. The increase was primarily related to changes in production levels and closure of the Austin facility, resulting in the facilities needing fewer employees.

      (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. See Note 5 to the Company's Consolidated Financial Statements for a table showing information about foreign and domestic operations of the Company for the last three years.

Item 2. Properties

      The Company's headquarters, including its manufacturing and research and development facility for testing and conditioning products, is located in a 131,000 square foot facility on a seven acre tract of land in Park 10, an office and industrial park on Interstate Highway 10, located on the west side of Houston. The Company leased this facility until March 1995, at which time the Company purchased the facility. The Company financed the purchase of its headquarters; during the first quarter of 1999, all indebtedness related to the facility was paid. The Company occupies 96,000 square feet in the building and leases the remaining 35,000 square feet to an unrelated party.

      A subsidiary of the Registrant leases two facilities totaling 46,000 square feet in Singapore. The Singapore facilities are devoted to Services operations. The Austin, Texas Services facility occupied 16,000 square feet of leased space. The facility has been sub-leased for the remaining term of the lease. A subsidiary of the Registrant owns a 29,500 square foot building in a free trade zone in San Jose, Costa Rica. The subsidiary utilizes 22,600 square feet in the building for the manufacture of power sources. The San Jose facility is not subject to any encumbrance. See Notes 3 and 8 to the Company's Consolidated Financial Statements for information concerning encumbrances and leases.

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

Item 4A.    Executive Officers of the Registrant.

      The following table sets out certain information regarding each executive officer of the Company:

                                     Officer of
                                     Reliability      Position Currently Held
                                    Incorporated       Held with Reliability
              Name            Age       Since              Incorporated
              ----            ---    -----------      -----------------------

      Larry Edwards           58        1981          Chairman of the Board
                                                          of Directors,
                                                        President and Chief
                                                         Executive Officer

      Max T. Langley          53        1978          Senior Vice President,
                                                     Chief Financial Officer,
                                                      Secretary and Treasurer

      James M. Harwell        45        1993              Vice President

      Paul Nesrsta            43        1993              Vice President

      J.E. (Jim) Johnson      54        1994              Vice President

      Mr. Edwards has been President and Chief Executive Officer of the Company since 1993 and became a Director and Chairman of the Board of Directors in 1995. Mr. Edwards has been employed by the Company in various capacities since 1977.

      Mr. Langley has held his present position for more than five years.

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

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
            Matters.

      The common stock of Reliability trades on The Nasdaq Stock Market(r) under the stock symbol REAL. The high and low sale prices for 1999 and 1998, as reported by The Nasdaq Stock Market, are set forth below.

                                  First      Second       Third      Fourth
                                 Quarter     Quarter     Quarter     Quarter
                                 -------     -------     -------     -------
      1999
      ----
      High                       $ 6.13      $ 5.81      $ 6.44      $ 3.75
      Low                          3.50        3.56        3.44        2.25

      1998
      ----
      High                       $16.75      $16.00      $12.13      $ 6.50
      Low                          9.56        8.00        3.75        3.38

      The Company paid no cash dividends in 1999 or 1998. The Company intends to retain earnings for use in its business and therefore does not anticipate paying dividends in the foreseeable future.

      The Company has only one class of stock, which is common stock with full voting rights. In 1999 and 1998, the Company sold and issued shares of common stock to its Employee Stock Savings Plan and to key employees, officers and directors who exercised stock options. All common stock shares that were sold to the stock savings plan and under the stock option plan in 1999 and 1998 were registered under Registration Statements on Form S-8.

      Reliability   had  approximately  739  shareholders  of  record   as   of
February  11,  2000.  Management   estimates   there  are  approximately  4,000
beneficial owners of Reliability common stock.

Item 6. Selected Financial Data.

      The following table sets forth certain selected financial data for the years indicated:

                                            Years Ended December 31,
                                    -----------------------------------------
                                    1999     1998     1997     1996     1995
                                   ------   ------   ------   ------   ------
                                      (In thousands, except per share data)

Revenues                          $16,551  $33,543  $47,220  $35,760  $33,930
Cost of revenues                   10,750   16,330   23,653   18,027   16,837
                                  -------   ------   ------   ------   ------
Gross profit                        5,801   17,213   23,567   17,733   17,093

Expenses:
   Marketing, general and
      administrative                5,540    8,383    9,679    8,043    8,862
   Research and development         1,654    2,009    1,578    2,197    2,227
   Provision for shut-down and
      restructuring                   800      607        -        -        -
   Interest (income) expense, net    (649 )   (491 )     66       53       60
                                   ------   ------   ------   ------   ------
      Total expenses                7,345   10,508   11,323   10,293   11,149
                                   ------   ------   ------   ------   ------
Income (loss) before income taxes  (1,544 )  6,705   12,244    7,440    5,944
Provision (benefit) for
   income taxes                      (288 )  2,468    4,112    2,594    1,881
                                   ------   ------   ------   ------   ------
Net income (loss)                 $(1,256 ) $ 4,237 $ 8,132  $ 4,846  $ 4,063
                                   ======   ======   ======   ======   ======

Earnings (loss) per share (1):
   Basic                          $  (.19 ) $   .69 $  1.25  $   .57  $   .48
   Diluted                           (.19 )    .68     1.23      .57      .48

Weighted average shares (1):
   Basic                            6,628    6,111    6,500    8,486    8,486
   Diluted                          6,628    6,201    6,604    8,486    8,486

Total assets                      $28,649  $33,246  $29,801  $26,603  $23,727
Working capital                    16,401   15,159   11,906   12,728    8,504
Property and equipment, net         7,595    9,536   10,682    9,257    8,979
Long-term debt                          -        -    1,560    1,961    2,482
Total stockholders' equity         26,394   27,577   20,642   19,668   14,822

(1) The weighted average number of shares used in the earnings per share calculations and earnings per share have been adjusted to give effect to a 1997 two-for-one stock split in the form of a dividend and the reduction in shares resulting from the purchase of 1,270,221 shares of the Company's common stock in March 1997. (See Note 4 of the Notes to Consolidated Financial Statements.)

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

      FINANCIAL CONDITION.

      The primary sources of Reliability's liquidity are cash provided by operations and working capital. The parent Company and its Singapore subsidiary have substantial cash available to support anticipated liquidity requirements. The Company maintains lines of credit to supplement the primary sources of capital. Changes in the Company's financial condition and improvements in liquidity during the three year period ended December 31, 1999 are generally attributable to changes in cash flows from operating activities, including the effect of significant declines in revenues and expenses in 1998 and 1999, acquiring certain assets from BEST during 1998, accelerating payments on a mortgage during 1998 and 1999, purchasing marketable equity and debt securities and changes in the levels of capital expenditures. In addition, the shut-down of the Company's Austin Services facility in 1999 and North Carolina Services facility in 1998 and changes in operations at the Company's Singapore facility did, during late 1998 and 1999, and will in 2000, affect the Company's financial condition.

      Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following table:

                                        1999        1998        1997
                                       ------      ------      ------
Working capital:
   Working capital (thousands)        $16,401     $15,159     $11,906
   Current ratio                    11.7 to 1    4.0 to 1    2.7 to 1
Profitability ratios:
   Gross profit 35%                      51%        50%
   Return on revenues                   (8)%        13%         17%
   Return on assets                     (4)%        13%         27%
   Return on equity                     (5)%        15%         39%
Equity ratios:
   Total liabilities to equity           0.1        0.2         0.4
   Assets to equity                      1.1        1.2         1.4

      The Company's financial ratios improved significantly throughout the three year period ending in 1999. Working capital totaled $16.4 million at December 31, 1999, compared to $15.2 million and $11.9 million at December 31, 1998 and 1997, respectively. The ratio of current assets to current liabilities was 11.7 to 1 at December 31, 1999, an increase from 4.0 to 1 and 2.7 to 1 at December 31, 1998 and 1997, respectively. The Company's current ratio was unusually high at December 31, 1999 due to significant decreases in liabilities related to the decline in production levels and cash accumulations. Management closely monitored and managed its assets, liabilities and operations during 1999, resulting in current liabilities decreasing $3.5 million while current assets decreased only $2.3 million. Since current liabilities decreased at a rate faster than current assets, the current ratio increased 193% to 11.7 to 1 at December 31, 1999. Assets, such as accounts receivable and inventories, decrease during periods of declining production and are converted to cash. Cash and cash equivalents that were available at December 31, 1998 and during 1999 and cash provided by certain elements of operations were used to substantially reduce all current liability items, purchase marketable and debt securities and purchase capital assets. Cash provided by operations in 1998 was used to substantially reduce a mortgage payable, acquire assets from BEST, purchase fixed assets and increase the amount of short-term interest-bearing cash investments.

      Significant changes and decreases in demand for the Company's products and services during 1999 and 1998 resulted in backlog decreasing from the higher levels reported in 1997 and the first half of 1998 to $2.4 million at December 31, 1999. The operating effects related to the decreases in backlog and revenues in 1999 and 1998 affected various elements of cash provided by operations, as reflected in the Consolidated Statements of Cash Flows.

      Net cash used by operating activities for the year ended December 31, 1999 was $0.4 million compared to $11.0 million and $9.2 million provided in 1998 and 1997, respectively. Significant items contributing to cash used by operations in 1999 were depreciation and amortization of $2.5 million, reduced by the net loss of $1.3 million and $0.6 million of refundable income taxes associated with the loss. Accrued liabilities decreased $2.0 million. The decrease in accrued liabilities was primarily related to a decrease in payroll accruals, principally bonus accruals, and other decreases resulting from the decline in production levels. Inventories increased $0.5 million due to the purchase of inventory related to shipments scheduled during the first quarter of 2000. A decrease in accounts receivable of $0.9 million, resulting from a decrease in revenues, provided cash for operations. The Company invested $0.9 million in marketable and debt securities in 1999, and expenditures for property and equipment totaled $0.8 million. Payment of the balance of long-term debt totaled $0.3 million and payment of a note to a shareholder totaled $0.5 million. In addition, a $0.8 million provision for the shut-down of a facility, $0.6 million of proceeds from the sale of assets of the facility and cash disbursements related to the shut-down and restructuring reserve affected various elements of cash flows. The principal items contributing to the cash provided by operations in 1998 were net income plus depreciation and amortization, which totaled $6.2 million, and decreases in accounts receivable and inventories of $4.6 million and $2.8 million, respectively. Cash provided by operations in 1998 was reduced by decreases in accounts payable, accrued liabilities and income taxes payable totaling $3.1 million. The decrease in accounts receivable, inventories and the liability accounts, in 1998, resulted from a reduction in the level of revenues and backlog during the last half of 1998.

      Capital expenditures during 1999, 1998 and 1997 were $0.9, $0.9, and $3.0 million, respectively. Expenditures during 1999 and 1998 were primarily related to equipment used by the Singapore Services facility to provide services to its customers. In addition, expenditures in 1998 included equipment for the Testing Products segment. A significant portion of the expenditures during 1997 were for equipment required by the Singapore Services facility to support increased demand for services.

      During the 1997 to 1999 period, the Company maintained a credit facility with a financial institution to provide credit availability to supplement cash provided by operations, if required. Credit availability provided by the facility was reduced by the Company from $4.0 million to $1.0 million in 1999. The Company's Singapore subsidiary maintains a small overdraft facility to support the subsidiary's credit commitments.

      Reliability's revenue is dependent on conditions within the semiconductor industry, and profitability is dependent on revenues and the Company's ability to control expenses. The Company continues to enforce stringent expense controls and will maintain these controls until revenues increase to higher levels. Semiconductor manufacturers experienced good volume growth during 1998 and 1999. The Company's Testing Products segment is dependent on capital expenditures by semiconductor manufacturers. The semiconductor industry is highly cyclical and experiences periods of oversupply and excess production capacity. Beginning in late 1997, oversupply and excess production capacity began to affect demand for test equipment and also continued to reduce and hold down DRAM sales prices. DRAM prices increased in 1998 and declined in 1999. These factors resulted in a significant decrease in the amount of new orders for testing products and changes in demand for services sold by the Company in 1998 and in 1999. Demand for testing products sold by the Company remains relatively weak during the early months of 2000, but indications are that the demand may increase during 2000. The acquisition of certain services activities from BEST in December 1998 resulted in revenues in the Services segment increasing in 1999.

      Based on the Company's current backlog level and the uncertainty concerning demand for the Company's products during 2000, Reliability is not currently providing a revenue forecast for the year ending December 31, 2000. The current forward-looking forecast indicates revenues for the first quarter of 2000 to be approximately $3.5 million to $4.5 million, compared to fourth quarter 1999 revenues of $2.3 million and $4.3 million for the first quarter of 1999. The Company is beginning to see some signs that new orders may increase in the near future. Some of these signs are increases in demand for products sold by the semiconductor industry, increases in inquiries by certain customers and certain customers forecasting a need for new and retrofit capacity. In general, these signs provide some visibility indicating that demand for the Company's products should increase, but the actual timing of when an increase will occur is difficult to forecast.

      Current projections indicate that the Company's cash and cash equivalent balances, future cash generated from operations and available lines of credit will be sufficient to meet the projected cash requirements of the Company during 2000.

      RESULTS OF OPERATIONS.

      OVERVIEW. Changes in revenues from the sale of testing products sold by the Company during the three year period ended in 1999 reflected changes in demand by the semiconductor industry resulting in product mix changes in 1998 and volume decreases in 1999 and 1998. The acquisition of services activities from BEST in December 1998 and a general increase in demand, beginning in late 1998, for services provided by the BEST operations at the Company's Singapore subsidiary contributed to a 10% increase in Services revenues during 1999. The Company's Austin, Texas Services facility provided services principally to one customer and accounted for 14% of consolidated revenues for 1999. The facility was closed in September 1999 because the customer stopped sending product to the facility. Services revenues decreased in 1998 due to the closing of the Company's North Carolina facility and acquisition of the Singapore facility's dominant customer (Texas Instruments) by Micron Technology. These events were caused by significant decreases in DRAM prices in 1997 and weak prices in 1998. The North Carolina facility accounted for approximately 4% and 10% of consolidated revenues in 1998 and 1997, respectively. Services revenues in 1999 and 1998 were impacted by the Company's acquisition of two services operations from BEST in December 1998. The results of operations related to the acquisition have been included in the Company's operations since December 1998. Product mix changes and price competition in the Power Sources segment resulted in a decrease in unit volumes and a decline in total revenues in 1999 and 1998.

      REVENUES. Consolidated revenues for 1999 decreased 51% to $16.6 million, reflecting decreases of $17.2 and $0.7 million in the Testing Products and Power Sources segments, respectively, and an increase of $0.9 million in the Services segment. Revenues for 1998 decreased 29% to $33.5 million, reflecting decreases of $11.1, $1.9 and $0.7 million in the Services, Testing Products and Power Sources segments.

      Revenues in the Testing Products segment were $4.4 million for 1999, which was an 80% decrease over 1998. The decrease resulted from the fact that the Company's two major customers for products of this segment implemented programs to more effectively utilize their existing capacity and to upgrade systems rather than purchase new systems. In addition, one of the customers implemented a program to outsource production of certain devices. Revenues from the sale of INTERSECT products decreased $9.4 million and revenues from the sale of CRITERIA products decreased $7.8. Revenues in the Testing Products segment were $21.6 million for 1998, which was a decrease of 8% from the same period in 1997. The decrease was related to changes in demand resulting in volume changes and product mix changes. Revenues from the sale of INTERSECT products decreased $2.2 million, while net revenues from the sale of CRITERIA and loader and unloader products increased $0.3 million. CRITERIA revenues increased due to an increase in the number of CRITERIA systems delivered to a customer. The increase reflected increased demand for semiconductors sold by the customer.

      Revenues in the Services segment increased 10% in 1999 to $10.2 million. The increase was related to revenues from customers acquired in December 1998 from BEST. Approximately 80% of revenues in the Services segment in 1999 were related to the BEST acquisition. The Austin facility, which was closed in September 1999, accounted for 24% of revenues in this segment in 1999. Revenues in the Services segment decreased 54% in 1998 to $9.2 million. Services revenues, in 1998, decreased at two of the Company's Services facilities. The North Carolina facility was closed in April 1998. In addition, revenues at the Singapore Services facility decreased $7.6 million due to volume and unit price decreases related to reduced demand and price competition and the acquisition by Micron of Texas Instrument's Singapore DRAM operations. Revenues included in the Services segment from the sale of conditioning products to Services customers also decreased significantly during 1998 due to the same factors.

      Revenues in the Power Sources segment decreased 27% in 1999 to $2.0 million, after decreasing 22% to $2.7 million in 1998. Revenues were affected in 1999 and 1998 by changes in demand, an aging product line, price competition and a decline in market penetration resulting in volume decreases.

      COSTS AND EXPENSES. Changes in costs and expenses during the three year period were primarily related to changes in revenues, closing and restructuring Services facilities, acquiring Services facilities from BEST and the effect of stringent expense control programs during the period, and in 1999, a significant decrease in incentive bonuses.

      Total costs and expenses, excluding interest, decreased $8.6 million or 31% in 1999, compared to the 51% revenue decrease of $17.0 million. Cost of revenues decreased $5.6 million; marketing, general and administrative expenses decreased $2.8 million; and research and development expenses decreased $0.4 million. Total costs and expenses in 1999 included a $0.8 million provision for shut-down of the Austin Services facility. Expenses for 1998 included a $0.6 million provision for restructuring and impairment of operations and assets. Total costs and expenses, excluding interest and a $0.6 million provision for restructuring and impairment, for the 1998 period decreased $7.0 million or 20% compared to the 29% revenue decrease of $13.7 million. Cost of revenues decreased $7.3 million; marketing, general and administrative expenses decreased $1.3 million and research and development expenses increased $0.4 million.

      The Company's gross profit, as a percent of revenues, was 35% in 1999, 51% in 1998 and 50% in 1997.

      The decrease in gross profit from 51% in 1998 to 35% in 1999 is attributable, in general, to the fact that fixed costs could not be fully absorbed due to the significant revenues decreases in the Testing Products and Power Sources segments. In addition, the Services segment accounted for a significantly higher percentage of total consolidated revenues in the 1999 period than in the 1998 period. This resulted in a decrease in the consolidated gross profit in 1999, compared to 1998, because the gross profit in the Services segment is fundamentally lower than in the other two segments. In addition, the gross profit in the Services segment decreased in 1999, compared to 1998, due to price competition and a change in product mix resulting from the change in customers. The customers changed due to the closing of the North Carolina facility in early 1998, the loss of the Texas Instruments/Micron revenues throughout 1999 and adding new customers related to the BEST acquisition. The increase in gross profit to 51% in the 1998 period was attributable to the Testing Products segment. The gross profit in the Testing Products segment is higher than the gross profit in the other two segments. Revenues in the Testing Products segment accounted for a significantly higher percent of total consolidated revenues in the 1998 period, resulting in the overall increase in gross profit in 1998, compared to 1997. Gross profit in all three business segments decreased slightly in 1998 due to revenue decreases related to overall volume decreases. The gross profit in the Power Sources segment, in 1998, decreased due to the significant decrease in revenues resulting from volume decreases. The gross profit in the Services segment, in 1998, decreased due to a significant decrease in revenues.

      Marketing, general and administrative expense for 1999 decreased $2.8 million or 34% over the 1998 period, compared to a 51% decrease in revenues. The decrease in expenses is primarily related to a decrease in Testing Products revenues which resulted in decreases in volume-related expenses, such as commissions, warranty and similar expenses and, in all business segments, a decrease in incentive compensation expense accruals which are directly related to the decrease in profitability. The Company maintains a stringent expense control program to monitor and decrease expenses where possible. The shut-down of the Company's North Carolina facility in 1998 and a modest reduction in volume-related expenses in the Power Products segment also contributed to the decrease. The overall decrease was affected, in 1999, by expenses associated with the operations acquired from BEST in December 1998 and closing of the Austin Services facility in September 1999. Marketing, general and administrative expenses for 1998 decreased $1.3 million, or 13%, over the 1997 period, compared to a 29% decrease in revenues. This decrease was primarily related to the Services segment and, to a lesser extent, to the Power Sources segment. Expenses in the Services segment decreased due to the shut-down of the North Carolina Services facility in April 1998 and a decrease in variable expenses at the Singapore facility due a reduction in the volume of ICs processed for customers. In addition, expenses in all three segments, in 1998, were reduced because incentive compensation accruals declined due to the decrease in profitability in all segments and for the Company as a whole. Expenses in the Power Sources segment decreased due to expense controls and a decrease in personnel levels due to a reduction in revenues. The Company has maintained various measures to reduce expenses. Personnel levels were basically unchanged in 1999, except for termination of employees at the Austin Services facility and a 13% increase in employees at the Singapore Services facility. The increase in Singapore resulted from an increase in revenues related to the BEST acquisition. During 1998, worldwide personnel levels decreased 50%, excluding the BEST acquisition, through attrition and workforce reductions. The Company will ensure that its research and development projects and its ability to respond to customer requirements are not affected by cost control measures.

      Research and development expenses decreased to $1.7 million in 1999, compared to $2.0 million in the 1998 period. Research and development expenses increased $0.4 million in 1998. A significant portion of the expenditures in each of the years related to development of testing and conditioning products and, in 1998, development of new features for existing product lines. The Company completed development of new models of INTERSECT and CRITERIA products during 1995, and the new products and upgrades to the products accounted for a substantial portion of the revenues in the three year period ending in 1999. Reliability is committed to continuing a significant research and development program, and development costs may increase in 2000.

      PROVISION FOR SHUT-DOWN AND RESTRUCTURING The Company recorded, in 1999, a $0.8 million provision for shut-down of its Austin facility. The facility was closed because the operation had only one customer and that customer advised the Company that the volume of product supplied to the Company for processing would be decreased. The Company's projections indicated that the facility could not be operated profitably at the lower volumes. The Company recorded a $507,000 provision for restructuring of its Singapore operations in 1998, due to a significant reduction in the volume of ICs processed for Micron Technology by the Company in Singapore. The volume decrease relates to Micron's acquisition of the Texas Instruments DRAM manufacturing facility in Singapore. Micron discontinued using services of the Singapore subsidiary in the fourth quarter of 1999. In addition, during 1998, the Company shut down its Services facility in North Carolina. The Company recorded a $100,000 impairment reserve related to the land and building located at the North Carolina facility. The carrying value of the land and building totals $2.1 million and the assets are classified as assets held for sale in the December 31, 1999 consolidated balance sheet. The assets are being actively marketed, although no assurances can be given that they will be sold during 2000.

      INTEREST INCOME AND EXPENSE. The changes in net interest during the three year period reflect an increase in interest income and a decrease in interest expense. Interest income increased due to a significant increase in investable cash in 1998, reduced by a 14% decrease in cash in 1999 and increases in interest rates in 1999. Interest expense decreased due to the fact the Company accelerated payments on, and paid in full, the mortgage related to the Houston facility.

      PROVISION FOR INCOME TAXES. The Company's tax benefit rate was 19% in 1999 and the effective tax rates were 37% and 34% 1998 and 1997, respectively. The principal items affecting the Company's tax rate in 1999, 1998 and 1997 were foreign losses for which a tax benefit is not available, lower effective income tax rates related to undistributed foreign earnings and in 1998 and 1997 state income taxes. The 1997 rate was affected by a change in the valuation allowance resulting from utilization of foreign tax credits.

      NET INCOME. The loss before income taxes was $1.5 million in 1999 compared to income before income taxes of $6.7 million for 1998 and $12.2 million for 1997. The net loss was $1.3 million in 1999 and net income was $4.2 million and $8.1 million for 1998 and 1997, respectively.

      EARNINGS PER SHARE.The diluted loss per share was $.19 in 1999. An increase in the weighted average shares, in 1999, reduced the loss per share by $.01. The principal item affecting the increase in shares, in 1999, is the 475,000 shares issued in December 1998, related to the BEST acquisition. Diluted earnings per share were $.68, and $1.23 for the years ended December 31, 1998 and 1997, respectively; $.04 of the 1998 earnings per share was due to a decrease in the weighted average number of shares outstanding. The decrease, in 1998, in average shares outstanding was affected by the Company purchasing
1.3 million shares of its common stock from a stockholder in March 1997. The Company declared a two-for-one stock split as a 100% stock dividend on September 5, 1997. Weighted average share and per share data reflect the stock split.

      IMPACT OF YEAR 2000. In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in internal business operations, information technology and non-information technology systems, and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $200,000 during 1998 and 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors through the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

                        FORWARD-LOOKING STATEMENTS

      From time to time, the Company may publish forward-looking statements, including those that are contained in this report, relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, market acceptance of Company products and services, the effects of general economic conditions, the impact of competition, product development schedules, problems with technology, delivery schedules, Year 2000 compliance, future results related to acquisitions, and supply and demand changes for the Company's products and services and its customers' products and services.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      MARKET RISK. The following discussion about the Company's market risk includes "forward-looking" statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

      The Company is exposed to market risks, including interest rate risk, price risk and foreign currency risk. In addition, trade receivables subject the Company to concentrations of credit risk. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions management may take to mitigate the Company's exposure to such changes. See the Notes to the Consolidated Financial Statements for a description of the Company's accounting policies and other information related to these financial instruments. The Company does not engage in speculative transactions and does not use derivative instruments or engage in hedging activities.

      Interest Rate Risk. The Company places its short-term investments, which generally have a term of less than 90 days, with high quality financial institutions, limits the amount of credit exposure to any one institution, and has investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. As of December 31, 1999, the Company had short-term investments totaling $12 million. Due to the short-term nature of these instruments, the carrying value approximates market value. If 2000 average short-term interest rates decreased by 1.0% over 1999 average rates, the Company's projected interest income from short-term investments would decrease by approximately $120,000. The Company had short-term investments totaling $14 million at December 31, 1998. If 1999 average short-term interest rates decreased by 1.0% over 1998 average rates, the Company's interest income from short-term investments would have decreased by approximately $140,000.

    The Company had no debt outstanding at December 31, 1999 and projects that it may not utilize its $1.0 million line of credit during 2000. The Company does have various letters of guarantee outstanding under a line of credit. The fees for these guarantee documents are at current competitive rates. Market risk, estimated as potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates under the assumption that the Company would fully utilize its $1.0 million ($4.0 million at December 31, 1998) line of credit, is (was) estimated to be not material to the Company as of December 31, 1999 and 1998. The Company has historically maintained lines of credit at interest rates that fluctuate with the U.S. prime rate, thus the Company's historical borrowing rates have been near or slightly below prime rates. As of December 31, 1998, the fair value of the Company's total debt outstanding (all of which bore interest at fixed rates) of $0.8 million approximated its fair value. The debt was paid in full during the first half of 1999.

       Price Risk. As of December 31, 1999 and 1998, the Company held marketable equity securities with fair values of $350,000 and $52,000, respectively. Had market prices of such securities declined 10% as of December 31, 1999 and 1998, the fair values of these instruments would have decreased $35,000 and $5,000, respectively. As of December 31, 1999, the Company held a $500,000 bond which was converted into 562,000 shares of preferred stock of the issuer in January 2000. Since it is not practicable to estimate the fair value of the convertible bond, as the issuer is in the very early stages of product development and a readily determinable market value does not exist for either the bond or the preferred stock, the Company is unable to quantify the amount of price risk sensitivity inherent in this investment.

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

      The Company estimates that approximately 70% and 50% of its Singapore subsidiary's 2000 revenues and expenses, respectively, will be denominated in Singapore dollars. The balance will be denominated in U.S. dollars. A significant portion of the subsidiary's assets, including cash investments, are denominated in U.S. dollars. Historically, fluctuations in the Singapore dollar/U.S. dollar exchange rates have not had a material effect on the Company. Future changes in the exchange rate of the U.S. dollar to the Singapore dollar may positively or negatively impact the Company's revenues, operating expenses and earnings.

    Concentrations of Credit Risk. The Company provides products and services to companies in the electronics and semiconductor industries, many of which are industry leaders. There are a limited number of companies which purchase testing products and services sold by the Company. During 1999 and 1998, the Company's four largest customers accounted for approximately 64% and 88%, respectively, of consolidated revenues. The Company's trade receivables are primarily denominated in U.S. dollars and are generally due within 30 days. In general, trade receivables are collected in a timely manner and historically bad debts have been very low. Timely collection of trade receivables minimizes the currency risk associated with trade receivables that are denominated in foreign currencies.

Item 8.  Consolidated Financial Statements and Supplementary Data.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE

                                                                         Page

Report of independent auditors                                            F-2
Consolidated balance sheets at December 31, 1999 and 1998                 F-3
For each of the three years in the period ended December 31, 1999:
   Consolidated statements of operations                                  F-5
   Consolidated statements of cash flows                                  F-6
   Consolidated statements of stockholders' equity                        F-8
Notes to consolidated financial statements                               F-10
Schedule for each of the three years in the period
      ended December 31, 1999:
   II - Valuation and qualifying accounts and reserves                    S-1

      All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                        REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Reliability Incorporated

      We   have  audited  the  accompanying  consolidated  balance  sheets   of
Reliability Incorporated as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliability Incorporated at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                          BY/s/ERNST & YOUNG LLP

Houston, Texas
January 28, 2000

                           RELIABILITY INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                    ASSETS


                                                            December 31,
                                                           --------------
                                                            1999     1998
Current assets:                                             ----     ----
  Cash and cash equivalents                               $13,573  $15,702
  Accounts receivable                                       1,267    2,178
  Inventories                                               1,616    1,301
  Refundable income taxes                                     551        -
  Deferred tax assets                                         351      572
  Other current assets                                        580      441
                                                           ------   ------
     Total current assets                                  17,938   20,194

Property, plant and equipment, at cost:
  Machinery and equipment                                  13,981   14,390
  Building and improvements                                 5,021    5,023
  Land                                                        530      530
                                                           ------   ------
                                                           19,532   19,943
     Less accumulated depreciation                         11,937   10,407
                                                           ------   ------
                                                            7,595    9,536

Assets held for sale                                        2,135    2,193
Investments                                                   647        -
Goodwill, net of accumulated amortization
  of $61 and $16 in 1999 and 1998,
  respectively                                                334    1,323
                                                           ------   ------
                                                          $28,649  $33,246
                                                           ======   ======


















                            See accompanying notes.

                           RELIABILITY INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                                            December 31,
                                                           --------------
                                                            1999     1998
                                                            ----     ----
Current liabilities:
  Accounts payable                                        $   291  $   547
  Accrued liabilities                                       1,029    3,045
  Income taxes payable                                        145      335
  Accrued shut-down and restructuring costs                    72      300
  Note payable to shareholder                                   -      534
  Current maturities on long-term debt                          -      274
                                                           ------   ------
     Total current liabilities                              1,537    5,035

Deferred tax liabilities                                      718      634
Commitments and contingencies                                   -        -

Stockholders' equity:
  Common stock, without par value; 20,000,000 shares
     authorized; 6,631,765 and 7,811,278 shares
     issued in 1999 and 1998, respectively                  9,389    9,340
  Retained earnings, net of $7,772 in treasury
     stock retired during 1999                             17,053   26,081
  Accumulated other comprehensive (loss)                      (48 )      -
  Less treasury stock, at cost, 1,206,762 shares
     in 1998                                                    -   (7,844 )
                                                           ------   ------
     Total stockholders' equity                            26,394   27,577
                                                           ------   ------
                                                          $28,649  $33,246
                                                           ======   ======

















                            See accompanying notes.

                           RELIABILITY INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                  Years Ended December 31,
                                                  ------------------------
                                                   1999      1998    1997
                                                   ----      ----    ----
Revenues:
  Product sales                                  $10,193   $24,294 $26,908
  Services                                         6,358     9,249  20,312
                                                  ------    ------  ------
                                                  16,551    33,543  47,220
Costs and expenses:
  Cost of product sales                            7,092    10,491  11,108
  Cost of services                                 3,658     5,839  12,545
  Marketing, general and administrative            5,540     8,383   9,679
  Research and development                         1,654     2,009   1,578
  Provision for shut-down and restructuring          800       607       -
                                                  ------    ------  ------
                                                  18,744    27,329  34,910
                                                  ------    ------  ------
Operating income (loss)                           (2,193 )   6,214  12,310
Interest income (expense), net                       649       491     (66 )
                                                  ------    ------  ------
Income (loss) before income taxes                 (1,544 )   6,705  12,244
Provision (benefit) for income taxes                (288 )   2,468   4,112
                                                  ------    ------  ------
Net income (loss)                                $(1,256 ) $ 4,237 $ 8,132
                                                  ======    ======  ======
Earnings (loss) per share:
  Basic                                          $  (.19 ) $   .69 $  1.25

  Diluted                                        $  (.19 ) $   .68 $  1.23

Weighted average shares:
  Basic                                            6,628     6,111   6,500

  Diluted                                          6,628     6,201   6,604














                            See accompanying notes.

                           RELIABILITY INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                   Years Ended December 31,
                                                   ------------------------
                                                    1999     1998     1997
                                                    ----     ----     ----
Cash flows from operating activities:
  Net income (loss)                              $ (1,256 ) $4,237  $ 8,132
  Adjustments to reconcile net income (loss) to
     cash (used) provided by operating activities:
       Depreciation and amortization                2,538    1,916    1,613
       Provision for deferred income taxes            329      277      189
       Provision for inventory obsolescence           150       40      233
       Provision for shut-down and restructuring      800      607        -
       (Gain) loss on disposal of fixed assets       (172 )    (14 )      6
  Changes in operating assets and liabilities,
     net of effects from acquisition:
       Accounts receivable                            911    4,575   (2,565 )
       Inventories                                   (465 )  2,815   (1,230 )
       Refundable income taxes                       (551 )      -      286
       Other current assets                            28      (72 )    (52 )
       Accounts payable                              (256 ) (1,112 )    959
       Accrued liabilities                         (2,016 ) (1,637 )  1,206
       Income taxes payable                          (190 )   (392 )    396
       Cash payments charged to shut-down and
         restructuring reserve                       (200 )   (207 )      -
                                                   ------   ------   ------
          Total adjustments                           906    6,796    1,041
                                                   ------   ------   ------
Net cash (used) provided by operating activities     (350 ) 11,033    9,173
                                                   ------   ------   ------
Cash flows from investing activities:
  Expenditures for property and equipment            (847 )   (853 ) (3,046 )
  Purchase of marketable equity and
     debt securities                                 (870 )      -        -
  Proceeds from sale of equipment                     634      498        2
  Cash paid for acquired business                       -   (1,000 )      -
  Increase in other long-term assets                    7        -        -
                                                   ------   ------   ------
Net cash (used) in investing activities            (1,076 ) (1,355 ) (3,044 )
                                                   ------   ------   ------










                            See accompanying notes.

                           RELIABILITY INCORPORATED
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                                (In thousands)

                                                   Years Ended December 31,
                                                   ------------------------
                                                    1999     1998     1997
                                                    ----     ----     ----

Cash flows from financing activities:
  Payments on long-term debt                         (274 ) (1,687 )   (367 )
  Payment on note payable to shareholder             (534 )      -        -
  Proceeds from issuance of common and treasury
     stock pursuant to stock option and employee
     stock savings plans                              128      517      957
  Purchase of treasury stock                            -        -   (8,256 )
  Borrowings under revolving credit facility           30      457    6,969
  Payments under revolving credit facility            (30 )   (457 ) (6,969 )
  Other                                                (7 )     86      141
                                                   ------   ------   ------
Net cash (used) by financing activities              (687 ) (1,084 ) (7,525 )
                                                   ------   ------   ------
Effect of exchange rate changes on cash               (16 )      -        -
                                                   ------   ------   ------
Net (decrease) increase in cash and
  cash equivalents                                 (2,129 )  8,594   (1,396 )

Cash and cash equivalents:
  Beginning of year                                15,702    7,108    8,504
                                                   ------   ------   ------
  End of year                                     $13,573  $15,702  $ 7,108
                                                   ======   ======   ======






















                            See accompanying notes.

                           RELIABILITY INCORPORATED
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 Years Ended December 31, 1999, 1998 and 1997
                                (In thousands)

                                                        Treasury Stock   Accumulated               Total
                                 Common Stock              (at cost)     Other Com-            Comprehensive
                                 ------------  Retained  --------------  prehensive    Total      Income
                                Shares  Amount Earnings  Shares  Amount    Income     Amount      (loss)
                                ------  ------  -------  ------  ------  -----------  ------  --------------
Balance at December 31, 1996     4,243 $5,926   $13,742      - $     -   $     -     $19,668
  Net income                                      8,132                                8,132    $8,132
  Purchase of treasury stock                            (1,270 ) (8,256 )             (8,256 )   =====
  Treasury shares issued for
     exercise of stock options            154               23     149                   303
  Stock dividend                 2,999     30       (30 )                                  -
  Shares issued for exer-
     cise of stock options          28    130                                            130
  Treasury shares issued
     pursuant to employee
     stock savings plan                   309               33     215                   524
  Other                            141                                        141
                                 -----  -----    ------  -----  ------     -----      ------
Balance at December 31, 1997     7,270  6,690    21,844 (1,214 ) (7,892 )      -      20,642
  Net income                                      4,237                                4,237    $4,237
  Shares issued for acquisition    475  2,095                                          2,095     =====
  Shares issued for exer-
     cise of stock options          59    395                                            395
  Shares issued pursuant to
     employee stock
     savings plan                    7     40                                             40
  Treasury shares issued pur-
     suant to employee stock
     savings plan                          34                7      48                    82
  Other                                    86                                             86
                                 -----  -----    ------  -----  ------     -----      ------
Balance at December 31,1998      7,811  9,340    26,081 (1,207 ) (7,844 )      -      27,577


                            See accompanying notes.

                           RELIABILITY INCORPORATED
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

                 Years Ended December 31, 1999, 1998 and 1997
                                (In thousands)

                                                          Treasury Stock    Accumulated            Total
                                 Common Stock                (at cost)      Other Com-         Comprehensive
                                 ------------   Retained  --------------    prehensive   Total    Income
                                Shares Amount   Earnings   Shares Amount      Income    Amount    (Loss)
                                ------ ------   --------   ------ ------   ------------  ----- ------------
Balance at December 31, 1998     7,811 9,340     26,081   (1,207 ) (7,844 )        -   27,577
  Comprehensive income (loss):
     Net income (loss)                           (1,256 )                              (1,256 )  $(1,256 )
     Unrealized net (losses) on
      marketable equity
       securities                                                                (48 )    (48 )      (48 )
                                                                                                   -----
     Total comprehensive (loss)                                                                  $(1,304 )
  Treasury stock retirement     (1,207 ) (72 )   (7,772 )  1,207  7,844                     -      =====
  Shares issued for exer-
     cise of stock options          27   128                                              128
  Other                              1    (7 )                                             (7 )
                                 ----- -----     ------    ----- ------        -----   ------
Balance at December 31, 1999     6,632 $9,389   $17,053        - $     -      $  (48 ) $26,394
                                 ===== =====     ======    ===== ======        =====   ======














                            See accompanying notes.
F-9
                           RELIABILITY INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS

      Reliability Incorporated ("Reliability" or the "Company") is a United States based corporation with operations in the United States, Singapore and Costa Rica. The Company and its subsidiaries are principally engaged in the design, manufacture and sale of equipment used to test and condition integrated circuits. In addition, a subsidiary of the Company operates a service facility which conditions and tests integrated circuits as a service to others. The Company's Testing Products are sold to companies that manufacture semiconductor products and are shipped to locations in the U.S., Europe, Asia and Pacific Rim countries. Services, as of December 31, 1999, are provided principally to two customers in Singapore. The Company, in April 1998, closed a services facility in North Carolina and acquired, in December 1998, assets of a company that provided services to customers in Austin, Texas and Singapore. The Company closed the Austin facility in September 1999. Another subsidiary manufactures and sells power sources, primarily a line of DC to DC power converters. Power sources are sold to U.S., European and Asian based companies that design and sell electronic equipment.

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the prior periods have been reclassified to conform to the 1999 presentation.

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

      INVENTORIES

      Inventories, at December 31, are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include:
                                                             1999       1998
                                                             ----       ----
                                                             (In thousands)

      Raw materials                                         $  966     $1,071
      Work-in-progress                                         149        180
      Finished goods                                           501         50
                                                             -----      -----
                                                            $1,616     $1,301
                                                             =====      =====

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1999

      Inventories are presented net of reserves for excess and obsolete inventories of $428,000 and $775,000 as of December 31, 1999 and 1998, respectively.

    INVESTMENTS

    All investments are classified as held to maturity or available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in equity and debt securities at the time of purchase and reevaluates such determinations at each balance sheet date.

    Equity securities are classified as available-for-sale and are carried at their fair value on the balance sheet, with unrealized gains and losses (net of applicable income taxes of $24,000 at December 31, 1999), if any, reported as a separate component of stockholders' equity. Equity securities are stated at market value, as determined by the most recently published trade price of the securities at the balance sheet date. The debt security is classified as held to maturity because the Company has the positive intent and ability to hold the security to maturity. The security was converted into 562,000 shares of preferred stock of the issuer in January 2000. The held to maturity security is stated at amortized cost. It is not practicable to estimate the fair value of the convertible note, as the issuer is in the very early stages of product development. The following table summarizes the Company's investment in equity securities at December 31:

                                                            1999       1998
                                                            ----       ----
                                                       (In thousands)

      Convertible bond, at amortized cost                    $500      $  -
      Marketable equity securities, at cost                   422        52
      Unrealized net (losses) on marketable
        equity securities                                     (72 )       -
                                                              ---       ---
                                                              850        52
      Amount classified as current                            203        52
                                                              ---       ---
                                                             $647      $  -
                                                              ===       ===

      PROPERTY, PLANT AND EQUIPMENT

      For financial statement purposes, depreciation is computed principally on the straight-line method using lives of six years for leasehold improvements and 30 years for buildings, and the straight-line and double-declining balance methods using lives from two to eight years for machinery and equipment.

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1999

      GOODWILL

      Goodwill arising from the December 1998 acquisition of Basic Engineering Services and Technology Labs, Inc. ("BEST") is amortized over its estimated useful life of seven years.

      LONG-LIVED ASSETS

      The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company assesses the impairment of long-lived assets, including goodwill, when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

      STOCK OPTIONS

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock options. Since the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, generally no compensation expense is recognized. Pro forma information regarding net income and earnings per share, as calculated under the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation", is disclosed in Note 4.

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

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1999

      FOREIGN CURRENCY TRANSLATION

      The financial statements of foreign subsidiaries are translated into U.S. dollar equivalents in accordance with Statement of Financial Accounting Standards No. 52. The Company's primary functional currency is the U.S. dollar. Accordingly, translation adjustments and transaction gains or losses for foreign subsidiaries that use the U.S. dollar as their functional currency are recognized in consolidated income (loss) in the year of occurrence.

      CONCENTRATION OF RISK

      Financial  instruments   that   potentially   subject   the   Company  to
concentrations   of  credit  risk  consist  of  accounts  receivable  and  cash equivalents.

      The Company invests in money market instruments and commercial paper with maturities of three months or less. The investments are made through high quality financial institutions, and investments are made only in those securities which have an investment rating in the two most credit-worthy categories.

      The Company sells its products and services to a limited number of customers (See Note 5).

      The Company's revenues are primarily denominated in U.S. dollars, thus the risks of foreign exchange fluctuations are generally not material.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The recorded amounts of cash, accounts receivable, refundable income taxes, accounts payable, and accrued liabilities, as presented in the financial statements, approximate fair value because of the short-term maturity of these instruments. The recorded amount of long-term debt, when present, has approximated fair value, as the actual interest rate approximated current competitive rates. See the disclosures above for fair value information related to investments in marketable equity and debt securities.

      EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES

      Basic earnings per share ("EPS") excludes dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1999

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

2.    INCOME TAXES

      The provision for income taxes is based on income (loss) before income taxes, as follows:

      Geographic area                                1999      1998     1997
      ---------------                                ----      ----     ----
                                                          (In thousands)

      United States                                $(1,506 )  $6,018  $ 9,695
      Foreign                                         (243 )     446    2,839
      Eliminations and corporate items                 205       241     (290 )
                                                     -----     -----   ------
                                                   $(1,544 )  $6,705  $12,244
                                                    ======     =====   ======

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1999

      The components of the provision (benefit) for income taxes are as follows:

                                                   Current   Deferred   Total
                                                   -------   -------- -----
      1999                                   (In thousands)
      ----
      Federal                                       $ (704 )   $ 269   $ (435 )
      Foreign                                           97        60      157
      State                                            (10 )       -      (10 )
                                                     -----     ----- -----
                                                    $ (617 )   $ 329   $ (288 )
      1998                                           =====     =====    =====
      ----
      Federal                                       $1,946     $ 154   $2,100
      Foreign                                          173       123      296
      State                                             72         -       72
                                                     -----       ---    -----
                                                    $2,191     $ 277   $2,468
      1997                                           =====       ===    =====
      ----
      Federal                                       $3,059     $  36   $3,095
      Foreign                                          586       153      739
      State                                            278         -      278
                                                     -----      ----    -----
                                                    $3,923     $ 189   $4,112
                                                     =====      ====    =====

      The differences between the effective tax rate reflected in the provision (benefit) for income taxes on income (loss) before income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% are analyzed below:

                                                     1999      1998     1997
                                                     ----      ----     ----
                                                         (In thousands)

      Provision (benefit) at statutory rate         $ (525 )  $2,280   $4,163
      Tax effects of:
         Foreign losses for which a tax
            benefit is not available                   305       281      201
         Lower effective income tax rates related
            to undistributed foreign earnings          (49 )    (138 )   (429 )
      State income taxes                                (7 )      48      183
      Change in valuation allowance                      -         -     (168 )
      Other                                            (12 )      (3 )    162
                                                     -----     -----    -----
                                                    $ (288 )  $2,468   $4,112
                                                     =====     =====    =====

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1999

      The change in the valuation allowance in 1997 resulted from the pending expiration of related foreign tax credits. The foreign taxes were deducted as expenses prior to their expiration, resulting in a partial realization of a deferred tax asset equal to $168,000.

      The Company's Singapore subsidiary had available, through December 31, 1998, an investment allowance grant which provided a reduction in Singapore income taxes based on the subsidiary's investment in certain fixed assets during the period from 1995 through 1998. The total tax benefit related to this grant that was recorded during the four-year period ended December 31, 1998 was approximately $290,000.

      The significant components of the Company's net deferred tax liabilities and assets at December 31, are as follows:

                                                                1999 1998
                                                                ---- ----
                                                               (In thousands)
      Deferred tax liabilities:
         Depreciation                                          $ 412    $ 373
         Tax on unremitted foreign earnings                      258      258
         Other                                                    48        3
                                                                ----     ----
            Total deferred tax liabilities                       718      634
                                                                ----     ----
      Deferred tax assets:
         Inventory reserves                                     (110 )   (248 )
         Accrued expenses not currently deductible              (182 )   (236 )
         Foreign net operating loss carryover                   (348 )      -
         Market value reserve - investments                      (24 )      -
         Restructuring and shut-down reserves                    (23 )    (73 )
         Other                                                   (12 )    (15 )
                                                                ----     ----
            Total deferred tax assets                           (699 )   (572 )
         Valuation allowance                                     348        -
                                                                ----     ----
      Total net deferred tax assets                             (351 )   (572 )
                                                                ----     ----
      Net deferred tax liabilities                             $ 367    $  62
                                                                ====     ====

      The Company has established a valuation allowance related to the tax benefits associated with the foreign net operating loss carryover. Management believes that, based on a number of factors, the available evidence creates sufficient uncertainty regarding the realization of this foreign net operating loss carryover. The subsidiary operates in Costa Rica under an export processing tax exemption. The subsidiary is exempt from Costa Rica

                           RELIABILITY INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               December 31, 1999


income tax through 1999 and is 50% exempted for 2000 through 2003. At December 31, 1999, the Costa Rica subsidiary had a net operating loss carryforward of approximately $2,300,000, expiring in 2000 through 2002. The subsidiary operated at a loss in 1999, 1998 and 1997.

      The  Company  has  provided  deferred U.S. income taxes on $3,200,000  of undistributed earnings of a subsidiary that were accumulated prior to January 1, 1997. The Company has not provided deferred U.S. income taxes on $4,200,000 of earnings that were accumulated after January 1, 1997 that are considered permanently reinvested.

      Net cash payments for income taxes during 1999, 1998 and 1997 were $132,000, $2,491,000 and $3,357,000, respectively.

3.    CREDIT AGREEMENTS, LONG-TERM DEBT AND NOTE PAYABLE TO SHAREHOLDER

    Reliability maintains a line of credit with Wells Fargo Bank Texas, N.A. which permits the Company to borrow up to $1 million until April 1, 2001. (The Company reduced the amount available under the line of credit from $4.0 million to $1.0 million during the second quarter of 1999.) Interest is payable at the bank's prime rate minus 1/4% (8.25% at December 31, 1999). Any unpaid principal of the note is due April 1, 2001. The loan agreement provides for a revolving line of credit, secured by substantially all assets of the Company which are located in the U.S., except for land and buildings. The credit facility requires compliance with certain financial covenants related to the Company's current ratio, debt service coverage and funded debt to net income (as defined) and total liabilities to total net worth. The agreement prohibits the payment of cash dividends by the Company unless otherwise agreed to by the bank. The Company was in compliance with the financial requirements of the agreement at December 31, 1999, and there were no balances outstanding under the agreement at December 31, 1999 or 1998.

      The Company's Singapore subsidiary maintains an agreement with a Singapore bank that provides for an overdraft facility of 500,000 Singapore Dollars (U.S. $299,000 at December 31, 1999) at the bank's prime rate plus 2% (7.5% at December 31, 1999). There were no balances outstanding at December 31, 1999, but amounts utilized under letter of credit commitments totaled $247,000, resulting in credit availability of $52,000 at December 31, 1999. The loan is collateralized by substantially all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank, and continuation of the credit facility is at the discretion of the bank.

      Current  maturities  on  long-term  debt  at  December  31, 1998  totaled
$274,000 and represented a mortgage payable, due in monthly installments, including interest at 9%. The mortgage was paid in full in March 1999. The mortgage was collateralized by land and a building.

                           RELIABILITY INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               December 31, 1999

      The note payable to shareholder at December 31, 1998 represented the balance due to BEST related to the acquisition of assets that was completed in December 1998, net of certain accrued liabilities that the Company agreed to pay on behalf of BEST (See Note 10). The note was paid in full in June 1999 and bore interest at 6%.

      Interest paid on debt during 1999, 1998, and 1997 was $18,000,  $125,000, and $288,000, respectively.

      Interest income (expense) is presented net as follows:

                                                      1999     1998      1997
                                                      ----     ----      ----
                                                          (In thousands)

      Interest income                                $665     $ 619     $ 222
      Interest (expense)                              (16 )    (128 )    (288 )
                                                      ---      ----      ----
      Interest income (expense), net                 $649     $ 491     $ (66 )
                                                      ===      ====      ====

4.    STOCKHOLDERS' EQUITY

      STOCK OPTION PLAN

      Under the 1997 Stock Option Plan ("Option Plan"), 1,000,000 shares of common stock were made available for future grants. The Option Plan permits the granting of both incentive stock options and non-qualified options to directors, executive officers and other key employees of the Company and its subsidiaries. The term and vesting of each option is determined by the Board of Directors. The term of each option may not exceed 10 years for incentive stock options. The exercise price is the fair market value of the Company's common stock on the date the option is granted. Incentive stock options generally vest in three installments beginning six months after the option award. The second and third installments are generally on March 1, one and two years after the initial vesting date. Non-qualified options generally vest on the date granted, but may vest in one or more installments. All option awards encourage the recipients to own shares of common stock by requiring optionees to own shares of Company stock in order to avoid the forfeiture of certain of their unexercised options. The stock ownership inducements begin approximately two years after the option grant date and, in certain instances, increase in three to five annual increments. Unexercised options terminate in installments if the required number of shares of common stock is not owned on the specified date. The number of shares available for future grant was 94,000 at December 31, 1999.

                           RELIABILITY INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                               December 31, 1999

      A summary of the Option Plan activity is as follows:

                                                  Options   Weighted Average
                                                 Activity    Exercise Price
                                                  -------    ---------------

      Balance at December 31, 1996                     -         $    -
      Options granted                            424,000           5.92
      Options exercised                          (74,000 )         3.50
                                                 -------
      Balance at December 31, 1997               350,000         $ 6.43
      Options granted                            169,000          13.38
      Options exercised                          (59,000 )         3.50
      Options expired or cancelled               (28,000 )        11.09
                                                 -------
      Balance at December 31, 1998               432,000         $ 9.24
      Options granted                            366,000           3.79
      Options exercised                          (27,000 )         3.50
      Options expired or cancelled               (25,000 )         8.94
                                                 -------
      Balance at December 31, 1999               746,000         $ 6.79
                                                 =======

      The weighted average fair values of options granted in 1999, 1998 and 1997 were $2.42, $8.52 and $4.49, respectively.

      The  following  table  summarizes   information   about   stock   options
outstanding and exercisable at December 31, 1999:

                              Weighted     Outstanding            Exercisable
                             Average Re-    Weighted               Weighted
              Number of     maining Con-     Average    Number of   Average
 Exercise     Options       tractual Life   Exercise     Options   Exercise
   Price     Outstanding      in Years        Price    Exercisable   Price
 --------    -----------    -------------  ----------  ----------- ----------
  $ 2.57       172,000           9.9         $ 2.57            -    $ 2.57
    4.88       181,000           9.2           4.88      103,000      4.88
    3.50       174,000           7.2           3.50      174,000      3.50
   13.31        42,000           7.2          13.31       28,000     13.31
   13.38       147,000           8.2          13.38       49,000     13.38
   20.25        30,000           7.2          20.25       25,000     20.25
               -------                                   -------
               746,000                       $ 6.79      379,000    $ 6.98
               =======                        =====      =======     =====

      As of December 31, 1998 and 1997, 178,000 and 135,000, respectively, of the outstanding options were exercisable at a weighted average exercise price of $6.26 and $5.35 per share, respectively.

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1999

      STATEMENT OF FINANCIAL ACCOUNTING STANDARDS No. 123

SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost in the financial statements for such plans using the intrinsic value based method prescribed by APB 25, provided that certain pro forma disclosures are made of the net income or loss, assuming the fair value based method of SFAS 123 had been applied. For purposes of the pro forma disclosures presented below, the Company has computed the fair value of all options granted during 1999, 1998 and 1997 using the Black-Scholes pricing model and the following weighted average assumptions:
                                          1999       1998        1997
                                          ----       ----        ----

      Risk-free interest rate             5.41 %     5.60 %      6.48 %
      Expected lives (years)               5.0        5.0         5.3
      Expected volatility                   73 %       72 %        64 %
      Expected dividend yield                0 %        0 %         0 %

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. If the Company had accounted for its stock-based compensation plan in 1999, 1998 and 1997 in accordance with SFAS 123, the Company's net income (loss) and earnings
(loss) per share would have been reported as follows:

                                          1999       1998          1997
                                          ----       ----          ----
                                      (In thousands, except per share data)
      Net income (loss):
        As reported                    $(1,256 )   $4,237        $8,132
                                         =====      =====         =====
        Pro forma                      $(2,196 )   $3,667        $7,232
                                         =====      =====         =====
      Earnings (loss) per share:
        As reported - basic            $  (.19 )   $  .69        $ 1.25
                                         =====      =====         =====
        Pro forma - basic              $  (.33 )   $  .60        $ 1.11
                                         =====      =====         =====
        As reported - diluted          $  (.19 )   $  .68        $ 1.23
                                         =====      =====         =====
        Pro forma - diluted            $  (.33 )   $  .59        $ 1.09
                                         =====      =====         =====

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1999


      The pro forma disclosures above are not necessarily indicative of the effects of applying SFAS 123 in future years.

      STOCK DIVIDEND

      In 1997, the Company's Board of Directors declared a two-for-one stock split effected as a 100% stock dividend. The stock split was distributed in 1997. The stock split was recorded by a transfer of $30,000 from retained earnings to common stock, representing $.01 value for each additional share issued.

      TREASURY STOCK

      In March 1997, the Company purchased 1,270,221 shares of its common stock from a stockholder for $6.50 per share. The treasury stock was retired in December 1999.

5.    SEGMENT INFORMATION

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

      The Company evaluates performance and allocates resources based on operating income, which is defined as income before interest income, interest expense and income taxes.

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1999

      Financial information by industry segment is as follows:

                                              1999        1998        1997
                                              ----        ----        ----
                                                     (In thousands)
Revenues from external customers:
   Testing Products                         $ 4,386     $21,596     $23,464
   Services                                  10,193       9,249      20,312
   Power Sources                              1,972       2,698       3,444

Inter-segment revenues:
   Testing Products                             148         222       1,823
   Services                                      11         307         317
   Eliminations                                (159 )      (529 )    (2,140 )
                                             ------      ------      ------
                                            $16,551     $33,543     $47,220
                                             ======      ======      ======
Operating income (loss):
   Testing Products                         $(1,995 )   $ 5,589     $ 8,012
   Services                                   1,572       2,149       4,975
   Power Sources                               (611 )      (546 )      (270 )
   Provision for restructuring and
      shut-down of Services operations         (800 )      (607 )         -
   General corporate expenses                  (359 )      (371 )      (407 )
                                             ------      ------      ------
                                            $(2,193 )   $ 6,214     $12,310
                                             ======      ======      ======
Total assets:
   Testing Products                         $ 6,946     $ 6,702     $13,393
   Services                                   5,783       9,584      10,927
   Power Sources                              1,388       1,651       2,191
   General corporate assets                  14,532      15,309       3,290
                                             ------      ------      ------
                                            $28,649     $33,246     $29,801
                                             ======      ======      ======
Depreciation and amortization:
   Testing Products                         $   539     $   717     $   538
   Services (1)                               1,934       1,125         970
   Power Sources                                 65          74         105
                                             ------      ------      ------
                                            $ 2,538     $ 1,916     $ 1,613
                                             ======      ======      ======
Capital expenditures:
   Testing Products                         $   160     $   445     $   641
   Services                                     658         382       2,331
   Power Sources                                 29          26          74
                                             ------      ------      ------
                                            $   847     $   853     $ 3,046
                                             ======      ======      ======
      (1) Includes amortization of $164,000 and $16,000 in 1999 and 1998, respectively.

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1999

      General corporate assets, in each of the three years, consist of cash investments that are not specifically identifiable to a segment and, in 1999 and 1998, assets held for sale of $2,135,000 and $2,193,000, respectively.

      Financial information by geographic area is as follows:

                                              1999        1998        1997
                                              ----        ----        ----
                                                     (In thousands)
Revenues from external customers:
   United States                            $ 6,526     $22,657     $28,027
   Singapore                                  7,986       8,188      15,749
   Costa Rica                                 2,039       2,698       3,444

Inter-geographic revenues:
   United States                                148           -       1,823
   Singapore                                     11         307         317
   Eliminations                                (159 )      (307 )    (2,140 )
                                             ------      ------      ------
                                            $16,551     $33,543     $47,220
                                             ======      ======      ======
Property, plant and equipment, net:
   United States                            $ 3,483     $ 4,212     $ 6,957
   Singapore                                  3,309       4,495       2,857
   Costa Rica                                   803         829         868
                                             ------      ------      ------
                                            $ 7,595     $ 9,536     $10,682
                                             ======      ======      ======

      Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Inter-segment sales and inter-geographic sales of manufactured products are priced at cost plus a reasonable profit.

The Company provides products and services to companies in the electronics and semiconductor industries, many of which are industry leaders. There are a limited number of companies which purchase testing products and services sold by the Company. The Company's four largest customers in 1999 (see Note 11) accounted for approximately 64% of consolidated revenues in 1999. These same four customers accounted for 65% and 48% of consolidated revenues in 1998 and 1997, respectively. Two other customers accounted for 0%, 25% and 42% of revenues in 1999, 1998 and 1997, respectively. Accounts receivable are generally due within 30 days, and collateral is not required due to the credit worthiness of the customers to which the Company sells.

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

                               December 31, 1999


      The Company's revenues are concentrated in the electronics industry. However, the Company's customers operate in diverse markets and geographic areas. Customers of the respective segments are indicated by an "x" in the table. Revenues from major customers, as a percent of total revenues are as follows:

                               Total           Testing
                             Revenues         Products        Services
                             --------         --------        --------
      1999
      ----
      Customer A               25 %                               X
      Customer B               14                                 X
      Customer C               13                 X
      Customer D               12                 X
      Customer E                -                                 X
      Customer F                -                                 X

      1998
      ----
      Customer A                1 %                               X
      Customer B                1                                 X
      Customer C               29                 X
      Customer D               34                 X
      Customer E               21                                 X
      Customer F                4                                 X

      1997
      ----
      Customer A                - %                               X
      Customer B                -                                 X
      Customer C               19                 X
      Customer D               29                 X
      Customer E               32                                 X
      Customer F               10                                 X

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1999

6.    EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings (loss) per share:
                                               1999        1998       1997
                                               ----        ----       ----
                                         (In thousands, except per share data)

Net income (loss)                            $(1,256 )    $4,237     $8,132
                                               =====       =====      =====
Weighted average shares outstanding            6,628       6,111      6,500

   Net effect of dilutive stock options
      based on the treasury stock method           -          90        104
                                               -----       -----      -----
   Weighted average shares and
      assumed conversions                      6,628       6,201      6,604
                                               =====       =====      =====
Earnings (loss) per share:
   Basic                                      $ (.19 )    $  .69     $ 1.25
                                               =====       =====      =====
   Diluted                                    $ (.19 )    $  .68     $ 1.23
                                               =====       =====      =====

      Options to purchase 632,000, 295,000 and 8,000 weighted average shares of common stock of the Company were excluded from the computation of diluted earnings (loss) per share during 1999, 1998 and 1997, respectively, as inclusion of these options in the calculations would have been anti-dilutive.

7.    EMPLOYEE STOCK SAVINGS PLAN

   The Company sponsors an Employee Stock Savings Plan (the "Plan"). The Plan allows eligible United States employees to contribute up to 15% of defined compensation to the Plan and to elect to have contributions not be subject to Federal income taxes under Section 401(k) of the Internal Revenue Code. The Company matches employee contributions to the Plan at a rate equal to 50% of the employee's contribution, but the Company's matching contribution is limited to 2% of the employee's defined compensation. The Company also makes a voluntary contribution of an amount equal to 1% of the defined compensation of all participants. Effective January 1, 1997, the Company also contributes a profit sharing amount based on the consolidated profits of the Company. The

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1999

maximum profit sharing contribution is 5% of compensation. The Company's contributions for matching, voluntary and profit sharing contributions were $110,000 in 1999, $386,000 in 1998 and $501,000 in 1997. Employee contributions are invested in Company stock or other investment options offered by the Plan. The Company's contributions are invested solely in Company stock, and vest with the employee over seven years.

      The Company has registered and reserved 500,000 shares of common stock for sale to the Plan. The Plan purchased in the open market 94,000, 2,000 and 27,000 shares during 1999, 1998 and 1997, for an aggregate purchase price of $453,000, $25,000 and $368,000, respectively. During 1998 and 1997, the Plan purchased 16,000 and 33,000 shares, respectively, of stock from the Company for an aggregate purchase price of $122,000 and $524,000, respectively. The purchase price per share for stock purchased from the Company was the closing price on the day prior to purchase by the Plan. At December 31, 1999, 101,000 reserved shares remain unissued under the registration statement.

8.    COMMITMENTS

      The Company leases various manufacturing and office facilities under non-cancelable operating lease agreements, expiring through 2001. Rental expense for 1999, 1998 and 1997 was $403,000, $321,000 and $273,000, respectively.

      Future minimum rental payments, net of sublease amounts, under operating leases in effect at December 31, 1999 are: 2000 - $280,000 and 2001 - $119,000.

      The Company leases manufacturing and office space in its U.S. facility to a third party under an agreement expiring in January 2001. Rental income for 1999, 1998 and 1997 was $179,000, $179,000 and $180,000, respectively. Future sublease income under the lease will be: 2000 - $179,000; and 2001 - $15,000. In addition, the Company entered into an agreement in October 1999 to sub-lease the Austin, Texas Services facility to a third party for a period and rental equal to the Company's remaining obligation under the lease. Rental expense and rental income for 1999 was $39,000 and the remaining lease obligations and sub-lease income are: 2000 - $157,000 and 2001 - $39,000.

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1999


9.    ACCRUED LIABILITIES

      Accrued liabilities at December 31, consist of the following:

                                                         1999     1998
                                                         ----     ----
                                                         (In thousands)

      Payroll                                           $  685   $2,490
      Insurance payable                                     98       78
      Deferred income                                       64       18
      Warranty                                              53      148
      Other                                                129      311
                                                         -----    -----
                                                        $1,029   $3,045
                                                         =====    =====

10.   ACQUISITION

      On December 3, 1998, the Company acquired certain assets and assumed certain liabilities from BEST. The assets acquired included equipment, furniture and fixtures, contracts, work-in-progress, backlog, proprietary rights, books and records, customer lists and goodwill. The liabilities assumed consisted of employee-related obligations. The purchase price of approximately $3.9 million consisted of (i) $1,000,000 payable in cash, (ii) a note payable of $790,000, and (iii) 475,000 shares of the Company's common stock. The common stock was unregistered and is subject to certain transfer restrictions. The operations acquired were located in Austin, Texas and Singapore and are used to operate burn-in and test services laboratories, providing such services to integrated circuit manufacturers. This acquisition has been accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of acquisition. The principal assets acquired were $2.7 million of equipment and goodwill. The excess of the purchase price over the net identifiable assets acquired was $1.2 million and is being amortized over a seven-year period on a straight-line basis. The results of operations related to this acquisition have been included in the Company's consolidated financial statements since December 3, 1998. The Austin, Texas facility was closed in September 1999. Impaired goodwill was written off when the facility was closed (See Note 11).

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1999

11.   SHUT-DOWN AND RESTRUCTURING OF FACILITIES AND ASSETS HELD FOR SALE

    The  following  table  reports  activity   in  the  accrued  shut-down  and
restructuring accounts during the years ended December 31:

                                                              1999      1998
                                                              ----      ----
                                                              (In thousands)

    Accrued costs at January 1                               $ 300     $   -

    Provision for shut-down and restructuring:
      Employee severance                                        30       207
      Excess leased facilities                                   -       200
      Other expenses                                            80       100
                                                              ----      ----
                                                               110       507
                                                              ----      ----
    Cash payments charged to accounts:
      Employee severance                                       (72 )    (207 )
      Lease payments                                          (101 )       -
      Other payments                                           (27 )       -
                                                              ----      ----
                                                              (200 )    (207 )
                                                              ----      ----
    Disposal of excess equipment                              (138 )       -
                                                              ----      ----
    Accrued costs at December 31                             $  72     $ 300
                                                              ====      ====

    The Company's Austin, Texas facility (which was part of the Services segment) provided services principally to one customer and accounted for 14% and 1% of the Company's consolidated revenues during 1999 and 1998, respectively. The facility was closed on September 30, 1999 because the customer notified the Company that it would cease sending product to the facility. The Company recorded an $800,000 provision for shut-down in September 1999 related to the closing of this facility. The provision included a $875,000 write-off of impaired goodwill and a $257,000 write-down to adjust certain fixed assets at the facility to their estimated fair value as determined by management based on its knowledge of market conditions. Proceeds related to the sale of certain fixed assets totaled $442,000 and are included as a reduction of the provision for shut-down. The provision also included employee severance costs related to 32 employees of $30,000 and $80,000 of other expenses to complete the shut-down. A substantial portion of the remaining fixed assets related to the Austin facility were disposed of during the fourth quarter of 1999. The Company has not included an accrual for future rent obligations related to the leased facility in Austin because

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1999

it has entered into a sub-lease agreement with a third party equal to the Company's remaining obligation under the lease agreement. It is currently estimated that there will be no significant additional expenses related to the shut-down.

      Services provided to Texas Instruments Incorporated accounted for substantially all of the revenues of the Company's Singapore Services facility in 1998. On October 1, 1998, Micron Technology acquired the Texas Instruments facility in Singapore and informed the Company that it would continue to utilize the Company's burn-in services, but at a significantly reduced level. Micron accounted for 8% of 1999 consolidated revenues and completely discontinued utilizing the Company's services during the fourth quarter of 1999. Texas Instruments revenues at the Singapore facility accounted for 21% and 32% of consolidated revenues for the years ended December 31, 1998 and 1997, respectively. In connection with the decrease in volumes, 57 Singapore employees were terminated and a $507,000 provision for restructuring was recorded in the fourth quarter of 1998. The restructuring provision included $207,000 for severance costs paid to employees who were terminated during 1998; $200,000 related to costs associated with excess leased facilities and $100,000 related to other expenses.

      The Company's North Carolina Services facility accounted for approximately 4% and 10% of consolidated revenues in 1998 and 1997, respectively, and provided services to one customer. The customer notified the Company in January 1998 that it was necessary to reduce the output of DRAMs burned-in and tested by the Company's Durham facility. The customer ceased sending product and the Company shut down the facility in April 1998. The Company recorded a $100,000 impairment reserve related to the land and building located at the Durham facility in 1998 in order to state these assets at the lower of carrying amount or fair value, less cost to sell. The land and a building located in Durham are presented as assets held for sale in the accompanying consolidated balance sheet. The assets held for sale are being actively marketed, although no assurances can be given that they will be sold during 2000. In connection with the shut-down of the facility, 46 Durham employees were terminated. Severance and other related shut-down costs, which were not material, were recorded in 1998.

                           RELIABILITY INCORPORATED
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                               December 31, 1999



12.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly financial data are as follows:

                              First      Second       Third      Fourth
                             Quarter     Quarter     Quarter     Quarter
                             -------     -------     -------     -------
                               (In thousands, except per share amounts)
      1999
      ----
Net sales                    $ 4,320     $ 4,961     $ 4,935     $ 2,335
Gross profit                   1,561       2,070       1,743         427
Net income (loss)               (262 )       184       (507) (1) (671  )
Earnings (loss) per share:
  Basic                         (.04 )       .03        (.08 )      (.10 )
  Diluted                       (.04 )       .03        (.08 )      (.10 )

      1998
      ----
Net sales                    $11,480     $ 9,143     $ 9,203     $ 3,717
Gross profit                   5,617       5,293       4,973       1,330
Net income (loss)              1,787  (2)  1,847       1,305        (702 ) (3)
Earnings (loss) per share:
  Basic                          .29         .30         .21        (.11 )
  Diluted                        .29         .30         .21        (.11 )

(1) The net loss for the quarter ended September 30, 1999 includes a $800,000 provision for shut-down of the Company's Austin, Texas Services facility.

(2) Net income for the quarter ended March 31, 1998 includes a $100,000 impairment reserve related to assets held for sale.

(3) The net loss for the quarter ended December 31, 1998 includes a $507,000 provision for restructuring of the Company's Singapore operations.

                           RELIABILITY INCORPORATED
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 Years Ended December 31, 1999, 1998 and 1997
                                (In thousands)

                                                    1999     1998     1997
                                                    ----     ----     ----
Reserves for obsolete and excess inventory:
   Reserves at beginning of year                    $ 775    $ 871   $1,509
   Additions charged to costs and expenses            150       40      233
   Amounts charged to reserve                        (497 )   (136 )   (871 )
                                                     ----    -----    -----
   Reserves at end of year                          $ 428    $ 775   $  871
                                                     ====    =====    =====

                           RELIABILITY INCORPORATED

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Not applicable.

                                   PART III

      In accordance  with  paragraph (3) of General Instruction G to Form 10-K,
Part III of this Report is omitted because the Company will file with the Securities and Exchange Commission, not later than 120 days after the end of 1999, a definitive proxy statement pursuant to Regulation 14A involving the election of directors.

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

          3.2 Amended and Restated Bylaws. Reference is made to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

          21.  List of subsidiaries.

          23. Consent of Independent Auditors, dated March 13, 2000, related to Employee Stock Savings Plan and Trust.

          23.1 Consent of Independent Auditors, dated March 13, 2000, related to 1997 Stock Option Plan.

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

DATE:    March 15, 2000
                                   RELIABILITY INCORPORATED (Registrant)



                                   BY  /s/  Max T. Langley
                                   Max T. Langley, Senior Vice President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE:    March 15, 2000
                                   BY  /s/  Larry Edwards
                                   Larry Edwards, Chairman of the Board of
                                     Directors, President and
                                     Chief Executive Officer
DATE:    March 15, 2000
                                   By  /S/  Max T. Langley
                                   Max T. Langley, Senior Vice President,
                                     Chief Financial Officer
                                     Principal Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         /s/  Larry Edwards               DATE:    March 15, 2000
         Larry Edwards, Director

         /s/  W. L. Hampton               DATE:    March 15, 2000
         W. L. Hampton, Director

         /s/  John R. Howard              DATE:    March 15, 2000
         John R. Howard, Director

         /s/  Thomas L. Langford          DATE:    March 15, 2000
         Thomas L. Langford, Director

         /s/  Philip Uhrhan               DATE:    March 15, 2000
         Philip Uhrhan, Director

                           RELIABILITY INCORPORATED

                               INDEX TO EXHIBITS

Exhibit                                                              Page
Number                             Description                      Number
-------                            -----------                      ------

  21.    List of Subsidiaries.                                        29

  23.    Consent of Independent Auditors, dated March 13, 2000,
            related to Employee Stock Savings Plan and Trust.         30

  23.1   Consent of Independent Auditors, dated March 13, 2000,
            related to 1997 Stock Option Plan.                        31

  27.    Financial Data Schedule.                                     32