Form 10-Q
period 2000-03-31
RELIABILITY INC
filed 2000-05-12
CIK 34285

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 2000

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

                6,668,265 -- Common Stock -- No Par Value
                          as of May 12, 2000










10Q12K.doc

                         RELIABILITY INCORPORATED
                                 FORM 10-Q

                             TABLE OF CONTENTS

                              March 31, 2000


                      PART I - FINANCIAL INFORMATION

                                                                 Page No.


Item 1.  Financial Statements:

         Consolidated Balance Sheets:
            March 31, 2000 and December 31, 1999                    3-4

         Consolidated Statements of Operations:
            Three Months Ended March 31, 2000 and 1999                5

         Consolidated Statements of Cash Flows:
            Three Months Ended March 31, 2000 and 1999                6

         Notes to Consolidated Financial Statements                7-13

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    14-18

Item 3.  Quantitative and Qualitative Disclosure About Market Risk   18


                        PART II - OTHER INFORMATION

Item 1.
  through
Item 3.  Not applicable.                                             19

Item 4.  Submission of Matters to a Vote of Security Holders         19

Item 5.  Not applicable.                                             19

Item 6.  Exhibits and Reports on Form 8-K.                           19

Signatures                                                           20


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

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         RELIABILITY INCORPORATED
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                  ASSETS

                                                 March 31,   December 31,
                                                   2000          1999
                                                (unaudited)    (Note 1)

Current assets:
  Cash and cash equivalents                      $13,237      $13,573
  Accounts receivable                              3,156        1,267
  Inventories                                      1,331        1,616
  Refundable income taxes                            551          551
  Other current assets                               827          580
  Deferred tax assets                                196          351
                                                  ------       ------
    Total current assets                          19,298       17,938
                                                  ------       ------
Property, plant and equipment, at cost:
  Machinery and equipment                         14,006       13,981
  Buildings and improvements                       5,021        5,021
  Land                                               530          530
                                                  ------       ------
                                                  19,557       19,532
    Less accumulated depreciation                 12,494       11,937
                                                  ------       ------
                                                   7,063        7,595
                                                  ------       ------

Assets held for sale                               2,135        2,135
Investments                                          730          647
Goodwill, net of accumulated amortization
  of $75 and $61 in 2000 and 1999, respectively      320          334
                                                  ------       ------
                                                 $29,546      $28,649
                                                  ======       ======


















                          See accompanying notes

                         RELIABILITY INCORPORATED
                        CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                March 31,    December 31,
                                                   2000          1999
                                               (unaudited)     (Note 1)

Current liabilities:
  Accounts payable                               $   443        $   291
  Accrued liabilities                              1,250          1,029
  Income taxes payable                               238            145
  Accrued shut-down and restructuring costs           38             72
                                                  ------         ------
      Total current liabilities                    1,969          1,537
                                                  ------         ------

Deferred tax liabilities                             667            718

Stockholders' equity:
  Common stock, without par value;
    20,000,000 shares authorized;
    6,678,765 and 6,631,765 shares issued
    in 2000 and 1999, respectively                 9,573          9,389
  Retained earnings, net of $7,772 in
    treasury stock retired in 1999                17,099         17,053
  Accumulated other comprehensive income (loss)      238            (48 )
                                                  ------         ------
      Total stockholders' equity                  26,910         26,394
                                                  ------         ------
                                                 $29,546        $28,649
                                                  ======         ======



























                          See accompanying notes

                         RELIABILITY INCORPORATED
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                       Three Months Ended March 31,

                                                    2000          1999
                                                       (unaudited)

Revenues                                           $4,602        $4,320

Costs and expenses:
  Cost of revenues                                  2,897         2,759
  Marketing, general and administrative             1,385         1,503
  Research and development                            393           476
                                                    -----         -----
                                                    4,675         4,738
                                                    -----         -----
Operating income (loss)                               (73 )        (418 )
Interest income, net                                  224           158
                                                    -----         -----
Income (loss) before income taxes                     151          (260 )
                                                    -----         -----
Provision (benefit) for income taxes:
  Current                                             145          (118 )
  Deferred                                            (40 )         120
                                                    -----         -----
                                                      105             2
                                                    -----         -----
Net income (loss)                                  $   46        $ (262 )
                                                    =====         =====

Earnings (loss) per share:
  Basic                                            $  .01        $ (.04 )
                                                    =====         =====
  Diluted                                          $  .01        $ (.04 )
                                                    =====         =====

Weighted average shares:
  Basic                                             6,646         6,616
                                                    =====         =====
  Diluted                                           6,779         6,616
                                                    =====         =====


















                          See accompanying notes

                         RELIABILITY INCORPORATED
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)

                       Three Months Ended March 31,

                                                    2000          1999
                                                      (unaudited)
Cash flows from operating activities:
  Net income (loss)                               $    46       $  (262 )
  Adjustments to reconcile net income (loss) to
    cash (used) by operating activities:
      Depreciation and amortization                   574           604
      Provision for deferred income taxes             (40 )         120
      Provision for inventory obsolescence             42             2
      (Gain) loss on disposal of fixed assets         (37 )          19
  Changes in operating asset and liabilities:
      Accounts receivable                          (1,889 )          29
      Inventories                                     243            28
      Other current assets                             87           (43 )
      Accounts payable                                152            92
      Accrued liabilities                             221        (1,585 )
      Income taxes payable                             93          (147 )
      Cash payments charged to
        restructuring reserve                         (34 )         (29 )
                                                   ------        ------
          Total adjustments                          (588 )        (910 )
                                                   ------        ------
Net cash (used) by operating activities              (542 )      (1,172 )
                                                   ------        ------
Cash flows from investing activities:
  Expenditures for property and equipment             (28 )        (390 )
  Proceeds from sale of equipment                      37             -
  (Decrease) in other long-term assets                  -           (19 )
                                                   ------        ------
Net cash provided (used) by investing activities        9          (409 )
                                                   ------        ------

Cash flows from financing activities:
  Proceeds from issuance of common stock
    pursuant to stock option plan                     238           128
  Borrowings under revolving credit facility          446             -
  Payments under revolving credit facility           (446 )           -
  Payments on long-term debt                            -          (274 )
  Other                                               (54 )          (7 )
                                                   ------        ------
Net cash provided (used) by financing activities      184          (153 )
                                                   ------        ------
Effect of exchange rate changes on cash                13            (4 )
                                                   ------        ------
Net (decrease) in cash                               (336 )      (1,738 )
Cash and cash equivalents:
  Beginning of period                              13,573        15,702
                                                   ------        ------
  End of period                                   $13,237       $13,964
                                                   ======        ======
Supplemental disclosures:
  Interest paid                                   $     -       $    10
                                                   ======        ======
  Income taxes paid                               $    39       $    35
                                                   ======        ======

                            See accompanying notes

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              March 31, 2000

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business
-----------------------

    Reliability Incorporated ("Reliability" or the "Company") is a United States based corporation with operations in the United States, Singapore and Costa Rica. The Company and its subsidiaries are principally engaged in the design, manufacture and sale of equipment used to test and condition integrated circuits. In addition, a subsidiary of the Company operates a service facility which conditions and tests integrated circuits as a service to others. The Company's testing products are sold to companies that manufacture semiconductor products and are shipped to locations in the U.S., Europe, Asia and Pacific Rim countries. Services, as of March 31, 2000, are provided principally to two customers in Singapore. The Company acquired, in December 1998, assets of a company that provided services to customers in Austin, Texas and Singapore. The Company closed the Austin facility in September 1999. Another subsidiary manufactures and sells power sources, primarily a line of DC to DC power converters. Power sources are sold to U.S., European and Asian based companies that design and sell electronic equipment.

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the period ended December 31, 1999 have been reclassified to conform to the 2000 presentation.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

    The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

                              March 31, 2000

Income Taxes
------------

    Deferred income taxes are provided under the liability method and reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

    The differences between the effective rate reflected in the provision (benefit) for income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% to income (loss) before income taxes are analyzed below (in thousands) for the three month periods ended:

                                                          March 31,
                                                    2000           1999

    Provision (benefit) at statutory rate          $  51          $ (88 )

    Tax effects of:
      Foreign losses for which a tax benefit is
        not available                                 65             83
      Lower effective income tax rates related
        to undistributed foreign earnings            (16 )           (1 )
    Other                                              5              8
                                                    ----            ---
        Provision for income taxes                 $ 105           $  2
                                                    ====            ===

Inventories
-----------

    Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include (in thousands):

                                                  March 31,   December 31,
                                                   2000          1999

    Raw materials                                 $  706        $  966
    Work-in-progress                                 513           149
    Finished goods                                   112           501
                                                   -----         -----
                                                  $1,331        $1,616
                                                   =====         =====

    Inventories  are  presented   net  of  reserves  for  excess  and  obsolete
inventories of $465,000 and $428,000 at March 31, 2000 and December 31, 1999, respectively.

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               March 31, 2000

Investments in Marketable Equity and Debt Securities
----------------------------------------------------

    Investments are classified as held to maturity or available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in equity and debt securities at the time of purchase and re-evaluates such determinations at each balance sheet date.

    Equity securities are classified as available-for-sale and are carried at their fair value on the balance sheet, with unrealized gains and losses (net of applicable income taxes (benefit) of $120,000 and $(24,000) at March 31, 2000 and December 31, 1999), if any, reported as a separate component of stockholders' equity. Equity securities are stated at market value, as determined by the most recently published trade price of the securities at the balance sheet date. The preferred stock is classified as a held to maturity security. The preferred stock represents a convertible bond that was converted into 562,000 shares of preferred stock of the issuer in January 2000 and is stated at cost. It is not practicable to estimate the fair value of the preferred stock, as the issuer is in the early stages of product development. The following table summarizes the Company's investment in securities (in thousands) at the dates indicated.

                                                 March 31,   December 31,
                                                   2000          1999

    Preferred stock, at cost                      $  500          $500
    Marketable equity securities, at cost            422           422
    Unrealized net gains (losses) on
      marketable securities                          358          (72)
                                                   -----           ---
                                                   1,280           850
    Amount classified as current                     550           203
                                                   -----           ---
                                                  $  730          $647
                                                   =====           ===

2.  CREDIT AGREEMENTS AND NOTE PAYABLE TO SHAREHOLDER

    Reliability maintains a line of credit with Wells Fargo Bank Texas, N.A. which permits the Company to borrow up to $1 million until April 1, 2001. Interest is payable at the bank's prime rate minus 1/4% (8.75% at March 31, 2000). Any unpaid principal of the note is due April 1, 2001. The loan agreement provides for a revolving line of credit, secured by substantially all assets of the Company which are located in the U.S., except for land and buildings. The credit facility requires compliance with certain financial covenants related to the Company's current ratio, debt service coverage and funded debt to net income (as defined) and total liabilities to total net worth. The agreement prohibits the payment of cash dividends by the Company unless otherwise agreed to by the bank. The Company was in compliance with the financial requirements of the agreement at March 31, 2000, and there were no balances outstanding under the agreement at March 31, 2000 or December 31, 1999.

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               March 31, 2000

    The Company's Singapore subsidiary maintains an agreement with a Singapore bank to provide an overdraft facility to the subsidiary of 500,000 Singapore dollars (U.S. $293,000) at the bank's prime rate plus 2% (7.5% at March 31,
2000). There were no balances outstanding at March 31, 2000, but amounts utilized under letter of credit commitments totaled $242,000, resulting in credit availability of $51,000 at March 31, 2000. The loan is collateralized by all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank, and continuation of the credit facility is at the discretion of the bank.

    Interest income (expense) for the three month periods ended March 31, is presented net as follows (in thousands):

                                                    2000          1999

    Interest income                                 $225          $168
    Interest (expense)                                (1 )         (10 )
                                                     ---           ---
    Interest income, net                            $224          $158
                                                     ===           ===

3.  SEGMENT INFORMATION

    The   following   table  sets  forth  reportable  segment  information  (in
thousands) for the periods indicated:

                                                     Three Months Ended
                                                           March 31,

                                                       2000       1999
    Revenues from external customers:
      Testing Products                                $2,105     $  966
      Services                                         2,002      2,832
      Power Sources                                      495        522

    Inter-segment revenues:
      Testing Products                                    22         55
      Services                                             -          6
      Eliminations                                       (22 )      (61 )
                                                       -----      -----
                                                      $4,602     $4,320
                                                       =====      =====
    Operating income (loss):
      Testing Products                                   (43 )   $ (677 )
      Services                                           238        468
      Power Sources                                     (169 )     (116 )
      General corporate expenses                         (99 )      (93 )
                                                       -----      -----
        Operating income (loss)                       $  (73 )   $ (418 )
                                                       =====      =====

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               March 31, 2000

    Total assets by reportable segment as of the dates indicated are as follows (in thousands):

                                               March 31,   December 31,
                                                 2000         1999

    Testing Products                           $ 7,828      $ 6,687
    Services                                     5,367        5,783
    Power Sources                                1,656        1,647
    General corporate assets                    14,695       14,532
                                                ------       ------
                                               $29,546      $28,649
                                                ======       ======

    For the periods indicated above, there were no material changes in the accounting policies and procedures used to determine segment income or loss.

4.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                    Three Months Ended
                                                         March 31,

                                                     2000         1999

    Net income (loss)                              $   46       $ (262 )
                                                    =====        =====

    Weighted average shares outstanding             6,646        6,616

    Net effect of dilutive stock options
      based on the treasury stock method              133            -
                                                    -----        -----
    Weighted average shares and
      assumed conversions                           6,779        6,616
                                                    =====        =====
    Earnings (loss) per share:
      Basic                                        $  .01       $ (.04 )
                                                    =====        =====
      Diluted                                      $  .01       $ (.04 )
                                                    =====        =====

    Options to purchase 191,000 and 608,000 shares of common stock of the Company were excluded from the computation of diluted earnings (loss) per share during 2000 and 1999, respectively, as inclusion of these options in the calculations would have been anti-dilutive.

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               March 31, 2000

5.  SHUT-DOWN AND RESTRUCTURING OF FACILITIES

    The  following  table  reports  activity  in  the  accrued  shut-down   and
restructuring accounts during the three month period ended March 31, 2000 and year ended December 31, 1999 (in thousands):

                                                     2000       1999

    Accrued costs at beginning of period            $  72      $ 300

    Provision for shut-down and restructuring:
      Employee severance                                -         30
      Other expenses                                    -         80
                                                     ----       ----
                                                        -        110
                                                     ----       ----
    Cash payments charged to accounts:
      Employee severance                                -        (72 )
      Lease payments                                  (20 )     (101 )
      Other payments                                  (14 )      (27 )
                                                     ----       ----
                                                      (34 )     (200 )
                                                     ----       ----
    Disposal of Singapore assets                        -       (138 )
                                                     ----       ----
    Accrued costs at end of period                  $  38      $  72
                                                     ====       ====

    The Company's Austin, Texas facility (which was part of the Services segment) provided services principally to one customer. The facility was closed on September 30, 1999 because the customer notified the Company that it would cease sending product to the facility. The Company recorded an $800,000 provision for shut-down in September 1999 related to the closing of this facility. The Company did not include an accrual for future rent obligations related to the leased facility in Austin because it has entered into a sublease agreement with a third party equal to the Company's remaining obligation under the lease agreement.

    Services provided to Texas Instruments Incorporated accounted for substantially all of the revenues of the Company's Singapore Services facility. On October 1, 1998, Micron Technology acquired the Texas Instruments facility in Singapore and informed the Company that it would continue to utilize the Company's burn-in services, but at a significantly reduced level. Micron accounted for 8% of 1999 fiscal year consolidated revenues and completely discontinued utilizing the Company's services during the fourth quarter of 1999. In connection with the decrease in volumes at the Singapore facility, a $507,000 provision for restructuring was recorded in the fourth quarter of 1998. The restructuring provision included $207,000 for severance costs paid to employees who were terminated during 1998, $100,000 related to disposal of excess equipment and $200,000 related to costs associated with excess leased facilities.

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               March 31, 2000

6.    COMPREHENSIVE INCOME

      The only difference between total comprehensive income (loss) and net income (loss) that is reported on the Consolidated Statements of Operations arises from unrealized gains and losses on available-for-sale securities. The Company's total comprehensive income for the three months ended March 31, 2000 was $391,000. There were no items of comprehensive income during the three month period ended March 31, 1999; thus, comprehensive income was equal to the $262,000 loss for the 1999 three month period.

                         RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              March 31, 2000

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

FINANCIAL CONDITION

     The primary sources of Reliability's liquidity are cash provided by operations and working capital. The parent Company and its Singapore subsidiary have substantial cash available to support anticipated liquidity requirements. The Company maintains lines of credit to supplement the primary sources of capital. Changes in the Company's financial condition since December 31, 1999 and March 31, 1999 are generally attributable to changes in cash flows from operating activities, including the effect of operating at revenue levels below historical levels, the effects of changes in operations related to the acquisition of certain assets in the Services segment in December 1998 and accelerating payments on and payment in full of a mortgage during 1999. In addition, the shut-down of the Company's Austin, Texas Services facility in 1999 and changes in operations at the Company's Singapore subsidiary, throughout 1999, did and will in the future, affect the Company's financial condition. In addition, purchasing marketable equity securities and changes in the levels of capital expenditures affected the Company's financial condition.

    Certain ratios and amounts monitored by management in evaluating the Company's financial performance and resources are presented in the following chart. The periods presented related to the profitability ratios are for the three months ended March 31, and twelve months ended December 31, 1999:

                                  March 31,    December 31,   March 31,
                                    2000           1999         1999

  Working capital:
    Working capital (in thousands) $17,329        $16,401      $15,442
    Current ratio                 9.8 to 1      11.7 to 1     6.2 to 1
  Equity ratios:
    Total liabilities to equity        0.1            0.1          0.1
    Assets to equity                   1.1            1.1          1.1
  Profitability ratios:
    Gross profit                       37%           35 %         36 %
    Return on revenues                  1%           (8)%         (6)%
    Return on assets (annualized)       1%           (4)%         (3)%
    Return on equity (annualized)       1%           (5)%         (4)%

                         RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              March 31, 2000

The Company's financial condition remained strong during 2000. Working capital increased to $17.3 million at March 31, 2000, from $16.4 million at December 31, 1999, and the ratio of current assets to current liabilities increased from
6.2 to 1 at March 31, 1999, to 9.8 to 1 at March 31, 2000. The increase in the current ratio resulted from a decline in the level of operations during 1999 and 2000 compared to 1998, resulting in current liabilities declining at a faster rate than the decline in current assets. Beginning in the fourth quarter of 1998, the Company's revenues and level of operations, compared to the corresponding prior year periods, declined. Assets such as accounts receivable and inventories decreased during the period of declining production and were converted to cash. Cash provided by certain components of cash flows from operations in 1999 were used to reduce and pay off a mortgage payable, acquire assets in the Services segment, purchase fixed assets, maintain the amount of short-term interest-bearing cash investments and, in 1999, reduce accrued liabilities, pay off a note and purchase certain equity securities. The Company continues to maintain stringent expense control measures, thus minimizing the negative impact on the Company's financial condition while the Company is operating at reduced revenue levels.

    The Company maintains a credit facility with a financial institution to provide credit availability to supplement cash provided by operations, if required. Credit availability provided by the facility was reduced by the Company from $4.0 million to $1.0 million in 1999. The Company's Singapore subsidiary maintains a small overdraft facility to support the subsidiary's credit commitments.

    Net cash used by operating activities for the three months ended March 31, 2000 was $0.5 million, compared with $1.2 million used by operations in the first three months of 1999. The principal item contributing to the cash used by operations in 2000 was a $1.9 million increase in accounts receivable. Cash used by operations in 2000 was reduced by $0.6 million of depreciation and amortization and a $0.3 million decrease in inventories. Accrued liabilities increased $0.2 million in 2000, resulting from a general increase in most items included in accrued liabilities due to accrual throughout the year of various items, such as property taxes, that are paid in the following year. The increase in accounts receivable resulted from the fact that the Company sold $2.0 million of Testing Products in January 2000 and the accounts receivable related to that sale will be collected in 23 monthly installments. Inventories decreased due to shipments in the first quarter of 2000 of Testing Products items that were included in inventory at December 31, 1999. The increase in other current assets and investments relates to an increase in the unrealized gains on marketable securities as of March 31, 2000.

Increases in demand for the Company's products resulted in backlog increasing from $0.7 million at September 30, 1999, to $2.4 million at December 31, 1999 and to $3.2 million at March 31, 2000. The current forward-looking forecast indicates revenues for the second quarter of 2000 will be between $3.6 and $4.5 million, compared to revenues of $2.3 million for the fourth quarter of 1999 and $4.3 million for the first quarter of 1999, resulting in net income being a breakeven or a small loss. The Company is beginning to see some signs that new orders may increase in the near future. Some of these signs are increases in demand

                         RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              March 31, 2000

for products sold by the semiconductor industry, increases in inquiries by certain customers and forecasts by certain customers needing new or retrofit capacity. In general, these signs provide some visibility that demand for the Company's products should increase, but actual timing of the increase is difficult to forecast. In addition, changes in product mix and increases in demand for ICs that are sold by customers of the Singapore Services facility have resulted in increased demand for services provided by the facility. The Company is currently negotiating with a customer to provide upgraded and additional capacity at the facility. These changes could result in an increase in revenues in the Services segment.

    During January 2000, the Company's common stock traded between $3.00 and $4.00 per share. The Company announced, on February 1, 2000, a plan to repurchase for cash up to 1.5 million shares of its common stock. Shares that are repurchased would be used to issue stock when stock options are exercised, make contributions to the Company's 401(k) plan, or for acquisitions. The stock has traded above the January 2000 price range during most of the time since the announcement was made. The stock traded in the $4.00 range during April 2000 and the Company has repurchased a total of 14,500 shares as of May 12, 2000.

    Capital expenditures during the first three months of 2000 and 1999 were $28,000 and $390,000, respectively. A significant portion of expenditures in both years included equipment required by the Singapore subsidiary to support services provided by the subsidiary. Current projections indicate that capital expenditures for 2000 may be between $3.0 and $4.0 million. A significant portion of the expenditures would be for equipment required by the Singapore subsidiary to support changes and increases in services provided to its customers, as noted earlier in this discussion.

    Current projections indicate that the Company's cash and cash equivalent balances and available lines of credit will be sufficient to meet the projected cash requirements of the Company for the remainder of 2000.

RESULTS OF OPERATIONS

    Three months ended March 31, 2000 compared to three months ended March 31, 1999.

Revenues. Revenues for the 2000 three month period were $4.6 million compared to $4.3 million for the 1999 period. Revenues in the Testing Products segment increased $1.1 million, Power Sources revenues decreased slightly and Services revenues decreased $0.8 million.

    Revenues in the Testing Products segment were $2.1 million for the first quarter of 2000, which is an increase of 118% from the first quarter of 1999. Revenues from the sale of CRITERIA products increased $0.2 million or 40% and revenues from the sale of INTERSECT products increased $0.9 million or 175%. An increase in demand for IC products sold by customers of the Company's Testing Products segment resulted in an increase in the number of Criteria systems upgraded during the 2000 quarter and the sale of upgraded Intersect systems to a customer.

                           RELIABILITY INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                March 31, 2000

    Revenues in the Services segment for the 2000 period were $2.0 million, a decrease of 29% compared to the corresponding 1999 period. The decrease resulted from the closing of the Company's Austin, Texas Services facility at the end of the third quarter of 1999. Revenues at the Singapore Services facility increased 5% in the 2000 period compared to the 1999 period and increased 33% in the 2000 period compared to the fourth quarter of 1999. The increase at the Singapore facility resulted from product mix changes and increased demand for products sold by a customer of the subsidiary, resulting from the customer introducing a new generation of microprocessors.

    Revenues in the Power Sources segment were $0.5 million for the first quarter of 2000, reflecting a 5% decrease from the 1999 period. Revenues were affected by general reductions in demand, price competition, an aging product line and a decline in market penetration.

Costs and Expenses. Total costs and expenses for the first quarter of 2000 decreased $0.1 million or 1% compared to the 7% revenue increase of $0.3 million. Cost of revenues increased $0.1 million; marketing, general and administrative expenses decreased $0.1 million and research and development expenses decreased $0.1 million.

    The increase in gross profit from 36% in the 1999 period to 37% in the 2000 period is attributable to an increase in the gross profit in the Testing Products segment resulting from volume increases reduced by decreases in the gross profit in the Services and Power Sources segments. The decrease in the Power Sources segment relates to price decreases related to price competition and the decrease in the Services segment relates to an increase in depreciation expense resulting from a faster write-off of certain IC testers, due to an anticipated shorter product life of the ICs that are processed on the testers.

    Marketing, general and administrative expenses for the 2000 period decreased $0.1 million. The decrease is related to a decrease in expenses due to closing of the Austin Services facility and the effect of stringent expense controls, reduced somewhat by increases in volume related expenses, such as commissions, warranty and similar expenses resulting from the increase in revenues in the Testing Products segment

    Research and development expenses for the 2000 period decreased $0.1 million. Reliability is committed to a significant research and development program and development costs are projected to remain at current levels or increase somewhat during the remainder of the year.

    The increase in interest income during the 2000 period relates primarily to interest earned on an accounts receivable amount that is being collected over a two-year period and a general increase in interest rates paid on investments, reduced by a 6% decrease in cash investments.

    The Company's effective tax rate was 70% for the three-month period ended March 31, 2000, compared to a $2,000 provision related to the $260,000 loss for the 1999 period. The principal items affecting the Company's tax rate in both years were tax benefits not available to a foreign subsidiary due to limitations on net operating loss deductions and a lower effective tax rate related to earnings of the Singapore subsidiary.

                         RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              March 31, 2000

SAFE HARBOR STATEMENT

    "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Statements in this Form 10-Q regarding Reliability's business which are not historical facts are "forward looking statements" that involve risk and uncertainties, including, but not limited to, market acceptance of Company products and services, the effects of general economic conditions, the impact of competition, product development schedules, problems with technology, delivery schedules, future results related to acquisitions and supply and demand changes for Company products and services and its customers' products and services. Actual results may materially differ from projections.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

     There have been no material changes in the market risk disclosures reported in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999.

                         RELIABILITY INCORPORATED
                             OTHER INFORMATION

                       PART II.   OTHER INFORMATION

Items 1 through 3.

    Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders.

      (a) Reliability Incorporated held its annual meeting of shareholders on April 26, 2000

      (b) At the meeting, shareholders elected the following persons as directors; no other director continued in office except those elected at the meeting:

            Larry Edwards
            W. L. Hampton
            John R. Howard
            Thomas L. Langford
            Philip Uhrhan

      (c) The shareholders of Reliability Incorporated also approved an amendment to the Reliability Incorporated 1997 Stock Option Plan. The amendment increased the maximum number of shares of Common Stock reserved for issuance from 1,000,000 to 1,500,000. A copy of the amended Plan is attached to this report as Exhibit 10.1.

    The results of the votes of shareholders are as follows:

    Director Nominee:                 For         Abstain

    Larry Edwards                5,440,274        594,783
    W. L. Hampton                4,952,234      1,082,823
    John R. Howard               5,440,346        594,711
    Thomas L. Langford           4,968,046      1,067,011
    Philip Uhrhan                4,966,096      1,068,961

    Stock Option Plan:                For         Against      Abstain

                                 2,003,424  (1) 1,460,771      493,856

    (1) A  total of 2,077,006 shares did not cast votes  on  the  proposal.  In
        accordance   with   the   Company's   by-laws,  3,958,051  shares  were
        represented and entitled to vote on the proposal.

Item 5.  Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

    (a)  Exhibit No.   Description

            10.1 Reliability Incorporated Amended and Restated 1997 Stock Option Plan

            27.    Financial Data Schedule

      (b) Reports on Form 8-K. On February 15, 2000, the Company filed a Current Report on Form 8-K, with respect to its announcement on February 1, 2000 of a plan to repurchase up to 1,500,000 shares of its common stock.

                         RELIABILITY INCORPORATED
                                SIGNATURES

                              March 31, 2000


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          RELIABILITY INCORPORATED
                                                (Registrant)





May 12, 2000                              /s/Larry Edwards
                                          President and
                                          Chief Executive Officer





May 12, 2000                              /s/Max T. Langley
                                          Sr. Vice President - Finance
                                          and Chief Financial Officer