Form 10-Q
period 2000-06-30
RELIABILITY INC
filed 2000-08-11
CIK 34285

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended June 30, 2000

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

                6,645,765 -- Common Stock -- No Par Value
                          as of August 3, 2000

                         RELIABILITY INCORPORATED
                                 FORM 10-Q

                             TABLE OF CONTENTS

                               June 30, 2000


                      PART I - FINANCIAL INFORMATION

                                                                 Page No.


Item 1.  Financial Statements:

         Consolidated Balance Sheets:
            June 30, 2000 and December 31, 1999                     3-4

         Consolidated Statements of Operations:
            Six Months Ended June 30, 2000 and 1999                   5
            Three Months Ended June 30, 2000 and 1999                 6

         Consolidated Statements of Cash Flows:
            Six Months Ended June 30, 2000 and 1999                   7

         Notes to Consolidated Financial Statements                8-15

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    16-21

Item 3.  Quantitative and Qualitative Disclosure of Market Risk      21


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

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         RELIABILITY INCORPORATED
                        CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                  ASSETS

                                                 June 30,    December 31,
                                                   2000          1999
                                                (unaudited)    (Note 1)

Current assets:
  Cash and cash equivalents                      $13,747      $13,573
  Accounts receivable                              3,269        1,267
  Inventories                                      1,577        1,616
  Deferred tax assets                                287          351
  Refundable income taxes                              -          551
  Other current assets                               590          580
                                                  ------       ------
    Total current assets                          19,470       17,938
                                                  ------       ------
Property, plant and equipment at cost:
  Machinery and equipment                         14,443       13,981
  Building and improvements                        4,955        5,021
  Land                                               530          530
                                                  ------       ------
                                                  19,928       19,532
    Less accumulated depreciation                 12,958       11,937
                                                  ------       ------
                                                   6,970        7,595
                                                  ------       ------

Assets held for sale                               2,035        2,135
Investments and other assets                       1,057          647
Goodwill, net of accumulated
  amortization of $89 ($61 in 1999)                  306          334
                                                  ------       ------
                                                 $29,838      $28,649
                                                  ======       ======


















                          See accompanying notes

                         RELIABILITY INCORPORATED
                        CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 June 30,    December 31,
                                                   2000           1999
                                               (unaudited)     (Note 1)

Current liabilities:
  Accounts payable                               $   818        $   291
  Accrued liabilities                              1,448          1,029
  Income taxes payable                               460            145
  Accrued shut-down and restructuring costs           25             72
                                                  ------         ------
      Total current liabilities                    2,751          1,537
                                                  ------         ------

Deferred tax liabilities                             574            718

Stockholders' equity:
  Common stock, without par value;
    20,000,000 shares authorized; 6,664,665
    and 6,631,765 shares issued in 2000 and
    1999, respectively                             9,597          9,389
  Retained earnings, net of $7,772 in
    treasury stock retired during 1999            16,949         17,053
  Accumulated other comprehensive income (loss)       48            (48 )
  Less treasury stock, at cost,
    19,600 shares in 2000                            (81 )            -
                                                  ------         ------
      Total stockholders' equity                  26,513         26,394
                                                  ------         ------
                                                 $29,838        $28,649
                                                  ======         ======

























                          See accompanying notes

                         RELIABILITY INCORPORATED
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                         Six Months Ended June 30,

                                                   2000           1999
                                                       (unaudited)

Revenues                                          $9,156         $9,281

Costs and expenses:
  Cost of revenues                                 5,870          5,650
  Marketing, general and administrative            2,874          3,042
  Research and development                           726            872
  Provision for asset impairment                     100              -
                                                   -----         ------
                                                   9,570          9,564
                                                   -----         ------
Operating (loss)                                    (414 )         (283 )
Interest income, net                                 461            324
                                                   -----         ------
Income before income taxes                            47             41
                                                   -----         ------
Provision (benefit) for income taxes:
  Current                                            279             37
  Deferred                                          (128 )           82
                                                   -----         ------
                                                     151            119
                                                   -----         ------
Net (loss)                                        $ (104 )       $  (78 )
                                                   =====         ======

Earnings (loss) per share:
  Basic                                           $ (.01 )       $ (.01 )
                                                   =====         ======
  Diluted                                         $ (.01 )       $ (.01 )
                                                   =====         ======

Weighted average shares:
  Basic                                            6,657          6,624
                                                   =====         ======
  Diluted                                          6,657          6,624
                                                   =====         ======

















                          See accompanying notes

                         RELIABILITY INCORPORATED
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                        Three Months Ended June 30,

                                                    2000          1999
                                                       (unaudited)

Revenues                                           $4,554        $4,961

Costs and expenses:
  Cost of revenues                                  2,973         2,891
  Marketing, general and administrative             1,489         1,539
  Research and development                            333           396
  Provision for asset impairment                      100             -
                                                    -----         -----
                                                    4,895         4,826
                                                    -----         -----
Operating income (loss)                              (341 )         135
Interest income, net                                  237           166
                                                    -----         -----
Income (loss) before income taxes                    (104 )         301
                                                    -----         -----
Provision (benefit) for income taxes:
  Current                                             134           155
  Deferred                                            (88 )         (38 )
                                                    -----         -----
                                                       46           117
                                                    -----         -----
Net income (loss)                                  $ (150 )      $  184
                                                    =====         =====

Earnings (loss) per share:
  Basic                                            $ (.02 )      $  .03
                                                    =====         =====
  Diluted                                          $ (.02 )      $  .03
                                                    =====         =====

Weighted average shares:
  Basic                                             6,668         6,632
                                                    =====         =====
  Diluted                                           6,668         6,659
                                                    =====         =====















                          See accompanying notes

                         RELIABILITY INCORPORATED
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)

                         Six Months Ended June 30,
                                                    2000          1999
                                                      (unaudited)
Cash flows from operating activities:
  Net (loss)                                      $  (104 )     $   (78 )
  Adjustments to reconcile net (loss) to
    cash provided (used) by operating activities:
      Depreciation and amortization                 1,119         1,307
      Provision (benefit) for deferred income taxes  (128 )          82
      Provision for inventory obsolescence             53            16
      Provision for asset impairment                  100             -
      (Gain) on disposal of fixed assets              (37 )         (31 )
  Changes in operating assets and liabilities:
      Accounts receivable                          (2,002 )        (658 )
      Inventories                                     (14 )         (43 )
      Refundable income taxes                         551             -
      Other current assets                             46          (185 )
      Other long-term assets                         (343 )           -
      Accounts payable                                527            90
      Accrued liabilities                             419        (1,433 )
      Income taxes payable                            315           (60 )
      Cash payments charged to shut-down
        and restructuring reserve                     (47 )        (100 )
                                                   ------        ------
          Total adjustments                           559        (1,015 )
                                                   ------        ------
Net cash provided (used) by
  operating activities                                455        (1,093 )
                                                   ------        ------
Cash flows from investing activities:
  Expenditures for property and equipment            (466 )        (690 )
  Proceeds from sale of equipment                      37            31
  Increase in other long-term assets                    -             7
                                                   ------        ------
Net cash (used) in investing activities              (429 )        (652 )
                                                   ------        ------
Cash flows from financing activities:
  Proceeds from issuance of common stock
    pursuant to stock option plan                     262           128
  Borrowings under revolving credit facility          591             -
  Payments under revolving credit facility           (591 )           -
  Payments on long-term debt                            -          (274 )
  Payment on note payable to shareholder                -          (534 )
  Purchase of treasury stock                          (81 )           -
  Other                                               (54 )          (7 )
                                                   ------        ------
Net cash provided (used) by financing activities      127          (687 )
                                                   ------        ------
Effect of exchange rate changes on cash                21             -
                                                   ------        ------
Net increase (decrease) in cash                       174        (2,432 )

Cash and cash equivalents:
  Beginning of period                              13,573        15,702
                                                   ------        ------
  End of period                                   $13,747       $13,270
                                                   ======        ======
                          See accompanying notes

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 2000

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business
-----------------------

    Reliability Incorporated ("Reliability" or the "Company") is a United States based corporation with operations in the United States, Singapore and Costa Rica. The Company and its subsidiaries are principally engaged in the design, manufacture and sale of equipment used to test and condition integrated circuits. In addition, a subsidiary of the Company operates a service facility which conditions and tests integrated circuits as a service to others. The Company's testing products are sold to companies that manufacture semiconductor products and are shipped to locations in the U.S., Europe, Asia and Pacific Rim countries. Services, as of June 30, 2000, are provided principally to two customers in Singapore. The Company acquired, in December 1998, assets of a company that provided services to customers in Austin, Texas and Singapore. The Company closed the Austin facility in September 1999. Another subsidiary manufactures and sells power sources, primarily a line of DC to DC power converters. Power sources are sold to U.S., European and Asian based companies that design and sell electronic equipment.

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the period ended December 31, 1999 have been reclassified to conform to the 2000 presentation.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

Accounting Estimates
--------------------

    The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

                            RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 2000

Recent Accounting Pronouncements
--------------------------------

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of 2000. The Company has reviewed the release and does not currently believe that any changes will be required in its current revenue recognition policies, practices or procedures. The Company will complete evaluation of the provisions of SAB 101 during the third quarter of 2000.

Income Taxes
------------

    Deferred income taxes are provided under the liability method and reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

    The differences between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% to income (loss) before income taxes are analyzed below (in thousands) for the six month periods ended:

                                                          June 30,
                                                    2000           1999

    Provision at statutory rate                     $ 16           $ 14

    Tax effects of:
      Foreign losses for which a tax benefit is
        not available                                160            135
      Lower effective income tax rates related
        to undistributed foreign earnings            (38 )          (44 )
    Other                                             13             14
                                                     ---            ---
        Provision for income taxes                  $151           $119
                                                     ===            ===

Inventories
-----------

    Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include (in thousands):

                                                  June 30,    December 31,
                                                   2000          1999

    Raw materials                                 $  842        $  966
    Work-in-progress                                 495           149
    Finished goods                                   240           501
                                                   -----         -----
                                                  $1,577        $1,616
                                                   =====         =====

                           RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 2000

    Inventories  are  presented  net  of  reserves  for   excess  and  obsolete
inventories of $478,000 and $428,000 at June 30, 2000 and December 31, 1999, respectively.

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

    Marketable equity securities are classified as available-for-sale and are carried at their fair value on the balance sheet, with unrealized gains and losses (net of applicable income taxes (benefit) of $24,000 and $(24,000) at June 30, 2000 and December 31, 1999) reported as a separate component of stockholders' equity. Equity securities are stated at market value, as determined by the most recently published trade price of the securities at the balance sheet date.

    The investment in preferred stock at June 30, 2000 is classified as an available-for-sale security. The preferred stock represents a convertible bond that was converted into 562,000 shares of preferred stock of the issuer in January 2000 and is stated at cost. It is not practicable to estimate the fair value of the preferred stock, as the issuer is in the early stages of product development. The following table summarizes the Company's investment in securities (in thousands) at the dates indicated.

                                                 June 30,    December 31,
                                                   2000          1999

    Preferred stock, at cost                        $500          $  -
    Convertible bond, at amortized cost                -           500
    Marketable equity securities, at cost            422           422
    Unrealized net gains (losses) on
      marketable securities                           72          (72)
                                                     ---           ---
                                                     994           850
    Amount classified as current                     280           203
                                                     ---           ---
                                                    $714          $647
                                                     ===           ===

Supplemental Cash Flow Information
----------------------------------

    Interest and income taxes paid during the six month periods ended June 30, are presented below (in thousands):

                                                    2000          1999

    Interest paid                                   $  1          $ 18
                                                     ===           ===
    Income taxes paid                               $104          $ 94
                                                     ===           ===

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 2000

Stock option plan
-----------------

    Shareholders approved, in April 2000, an amendment to the Company's 1997 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance under the Plan from 1,000,000 to 1,500,000.

2.  CREDIT AGREEMENTS

    Reliability maintains a line of credit with Wells Fargo Bank Texas, N.A. which permits the Company to borrow up to $1 million until April 1, 2001. Interest is payable at the bank's prime rate minus 1/4% (9.25% at June 30, 2000). Any unpaid principal of the note is due April 1, 2001. The loan agreement provides for a revolving line of credit, secured by substantially all assets of the Company which are located in the U.S., except for land and buildings. The credit facility requires compliance with certain financial covenants related to the Company's current ratio, debt service coverage and funded debt to net income (as defined) and total liabilities to total net worth. The agreement prohibits the payment of cash dividends by the Company unless otherwise agreed to by the bank. The Company was in compliance with the financial requirements of the agreement at June 30, 2000, and there were no balances outstanding under the agreement at June 30, 2000 or December 31, 1999.

    The Company's Singapore subsidiary maintains an agreement with a Singapore bank to provide an overdraft facility to the subsidiary of 500,000 Singapore dollars (U.S. $289,000) at the bank's prime rate plus 2% (7.5% at June 30, 2000). There were no balances outstanding at June 30, 2000, but amounts utilized under letter of credit commitments totaled $239,000, resulting in credit availability of $50,000 at June 30, 2000. The loan is collateralized by all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank, and continuation of the credit facility is at the discretion of the bank.

    Interest income (expense) for the six month periods ended June 30, is presented net as follows (in thousands):
                                                    2000          1999

    Interest income                                 $462          $339
    Interest (expense)                                (1 )         (15 )
                                                     ---           ---
    Interest income, net                            $461          $324
                                                     ===           ===

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 2000

3.  SEGMENT INFORMATION

    The   following  table  sets  forth  reportable  segment  information   (in
thousands) for the periods indicated:

                                     Six Months         Three Months
                                   Ended June 30,      Ended June 30,

                                   2000     1999        2000      1999

    Revenues from external
     customers:
      Testing Products            $4,062   $2,344      $1,956    $1,379
      Services                     4,298    5,870       2,297     3,038
      Power Sources                  796    1,067         301       544

    Intersegment revenues:
      Testing Products                77       80          55        25
      Services                         6        6           6         -
      Eliminations                   (83 )    (86 )       (61 )     (25 )
                                   -----   ------       -----     -----
                                  $9,156   $9,281      $4,554    $4,961
                                   =====   ======       =====     =====
    Operating income (loss):
      Testing Products            $ (257 ) $ (779 )    $ (213 )  $ (102 )
      Services                       566      909         328       441
      Power Sources                 (417 )   (207 )      (249 )     (92 )
      Provision for asset
        impairment                  (100 )      -        (100 )       -
      General corporate expenses    (206 )   (206 )      (107 )    (112 )
                                   -----   ------       -----     -----
        Operating income (loss)   $ (414 ) $ (283 )    $ (341 )  $  135
                                   =====   ======       =====     =====

    Total assets by reportable segment as of the dates indicated are as follows (in thousands):
                                               June 30,    December 31,
                                                 2000          1999

    Testing Products                           $ 7,805       $ 6,687
    Services                                     5,249         5,783
    Power Sources                                1,596         1,647
    General corporate assets                    15,188        14,532
                                                ------        ------
                                               $29,838       $28,649
                                                ======        ======

    For the periods indicated above, there were no material changes in the accounting policies and procedures used to determine segment income or loss.

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 2000

4.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                          Six Months      Three Months
                                        Ended June 30,    Ended June 30,

                                         2000     1999     2000    1999

    Net income (loss)                 $ (104 ) $  (78 )  $ (150 ) $  184
                                       =====    =====     =====   =====

    Weighted average shares
      outstanding                      6,657    6,624     6,668   6,632

    Net effect of dilutive stock
      options based on the
      treasury stock method                -        -         -      27
                                       -----    -----     -----   -----
    Weighted average shares and
      assumed conversions              6,657    6,624     6,668   6,659
                                       =====    =====     =====   =====
    Earnings (loss) per share:
      Basic                           $ (.01 ) $  (.01 ) $ (.02 ) $  .03
                                       =====    =====     =====   =====
      Diluted                         $ (.01 ) $ (.01 )  $ (.02 ) $  .03
                                       =====    =====     =====   =====

    Options to purchase 265,000, 598,000 and 339,000 shares of common stock of the Company were excluded from the computation of the diluted (loss) per share during the first half of 2000, first half of 1999 and the quarter ended June 30, 2000, respectively, as inclusion of these options in the calculations would have been anti-dilutive.

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 2000


5.  SHUT-DOWN AND RESTRUCTURING OF FACILITIES

    The  following  table  reports  activity  in  the  accrued  shut-down   and
restructuring accounts during the six month period ended June 30, 2000 and year ended December 31, 1999 (in thousands):

                                                     2000       1999

    Accrued costs at beginning of period            $  72      $ 300

    Provision for shut-down and restructuring:
      Employee severance                                -         30
      Other expenses                                    -         80
                                                     ----       ----
                                                        -        110
                                                     ----       ----
    Cash payments charged to accounts:
      Employee severance                                -        (72 )
      Lease payments                                  (20 )     (101 )
      Other payments                                  (27 )      (27 )
                                                     ----       ----
                                                      (47 )     (200 )
                                                     ----       ----
    Disposal of Singapore assets                        -       (138 )
                                                     ----       ----
    Accrued costs at end of period                  $  25      $  72
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

    Services provided to Texas Instruments Incorporated accounted for substantially all of the revenues of the Company's Singapore Services facility prior to the Company's acquisition of certain assets and operations from Basic Engineering Services and Technology Labs, Inc., in December 1998. On October 1, 1998, Micron Technology acquired the Texas Instruments facility in Singapore and informed the Company that it would continue to utilize the Company's burn-in services, but at a significantly reduced level. Micron accounted for 8% of 1999 fiscal year consolidated revenues and completely discontinued utilizing the Company's services during the fourth quarter of 1999. In connection with the decrease in volumes at the Singapore facility, a $507,000 provision for restructuring was recorded in the fourth quarter of 1998.

    During the second quarter 2000, the Company recorded a $100,000 provision for asset impairment related to assets-held-for sale resulting from the 1998 shut-down of the Company's North Carolina facility.

                         RELIABILITY INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 2000

6.    COMPREHENSIVE INCOME

      The only difference between total comprehensive income (loss) and net income (loss) that is reported on the Consolidated Statements of Operations arises from unrealized gains and losses on available-for-sale securities. The Company's total comprehensive income (loss) (in thousands) for the periods indicated, are as follows:

                                         Six Months       Three Months
                                       Ended June 30,    Ended June 30,
                                        2000  1999        2000   1999

Net income (loss)                      $(104 )  $(78 )   $(150 )  $184

Unrealized net gains (losses) on
   marketable equity securities           96       -      (190 )     -
                                        ----     ---      ----     ---
Total comprehensive income (loss)      $  (8 )  $(78 )   $(340 )  $184
                                        ====     ===      ====     ===

7.    RELOCATION OF SINGAPORE FACILITIES

      The  Company  is  in  the  process  of  finalizing  plans  to combine two
Singapore facilities into a new facility in order to provide additional capacity and to reduce operating costs. Costs related to this relocation, net of income tax benefits, are estimated to be $400,000 and $130,000 in the third and fourth quarters of 2000, respectively. In addition to the cost that will be recorded as expense, additional expenditures for leasehold improvements and other plant and equipment costs will be capitalized.

                           RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               June 30, 2000

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

FINANCIAL CONDITION

     The primary sources of Reliability's liquidity are cash provided by operations and working capital. The parent Company and its Singapore subsidiary have substantial cash available to support anticipated liquidity requirements. The Company maintains lines of credit to supplement the primary sources of capital. Changes in the Company's financial condition since December 31, 1999 and June 30, 1999 are generally attributable to changes in cash flows from operating activities, including the effect of operating at revenue levels below historical levels, the effects of changes in operations related to the acquisition of certain assets in the Services segment in December 1998 and accelerating payments on and payment in full of a mortgage during 1999. In addition, significant changes in demand for products and services sold by the Company, the shut-down of the Company's Austin, Texas Services facility in 1999 and changes in operations at the Company's Singapore subsidiary throughout 1999 and 2000 did, and will in the future, affect the Company's financial condition. Also, purchasing marketable equity securities, changes in the levels of capital expenditures and consolidating the Company's Singapore operations into one facility during the second half of 2000 have affected and will affect the Company's financial condition.

    Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following chart. The periods presented related to the profitability ratios are for the six months ended June 30, and twelve months ended December 31:

                                  June 30,     December 31,   June 30,
                                    2000           1999         1999

  Working capital:
    Working capital (in thousands) $16,719        $16,401      $15,965
    Current ratio                 7.1 to 1      11.7 to 1     7.2 to 1
  Equity ratios:
    Total liabilities to equity        0.1            0.1          0.1
    Assets to equity                   1.1            1.1          1.1
  Profitability ratios:
    Gross profit                      36 %           35 %         39 %
    Return on revenues                (1)%           (8)%         (1)%
    Return on assets (annualized)     (1)%           (4)%         (1)%
    Return on equity (annualized)     (1)%           (5)%         (1)%

                         RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               June 30, 2000

     The Company's financial condition has remained strong during 2000. Working capital increased to $16.7 million at June 30, 2000, from $16.4 million at December 31, 1999, and the ratio of current assets to current liabilities was a very healthy 7.1 to 1 at June 30, 2000. During 2000, the Company has maintained a strong current ratio and working capital. This is due to a decline in the level of operations during 1999 and 2000 compared to 1998, resulting in current liabilities declining at a faster rate than the decline in current assets. Beginning in the fourth quarter of 1998, the Company's revenues and level of operations, compared to the corresponding prior year periods, declined. Assets such as accounts receivable and inventories decreased during the period of declining production and were converted to cash. Cash provided by certain components of cash flows from operations in 1999 were used to reduce and pay off a mortgage, acquire assets in the Services segment, purchase fixed assets and maintain the amount of short-term interest-bearing cash investments Also in 1999, cash was used to reduce accrued liabilities, pay off a note and purchase certain equity securities. The current ratio of 11.7 to 1 at December 31, 1999 was unusually high due to the low level of operations during the latter part of 1999; thus, items such as accounts payable and accrued liabilities were very low. The Company continues to maintain stringent expense control measures, thus minimizing the negative impact on the Company's financial condition while the Company is operating at reduced revenue and profit levels.

    The Company maintains a credit facility with a financial institution to provide credit availability to supplement cash provided by operations, if required. Credit availability provided by the facility was reduced by the Company from $4.0 million to $1.0 million in 1999. The Company's Singapore subsidiary maintains a small overdraft facility to support the subsidiary's credit commitments.

    Net cash provided by operating activities for the six months ended June 30, 2000 was $0.5 million, contrasted with $1.0 million used by operations in the first six months of 1999. The principal item affecting cash provided by operations in 2000 was a $2.0 million increase in accounts receivable. Cash provided by operations in 2000 was increased by $1.1 million of depreciation and amortization and a $0.6 million decrease in refundable income taxes. Accounts payable and accrued liabilities increased $0.9 million in 2000, resulting from a general increase in most items included in accrued liabilities due to accrual throughout the year of various items, such as property taxes, that will be paid in the following year and an increase in revenues in 2000 compared to the latter part of 1999. A $0.3 million increase in income taxes payable resulted from an increase in taxes on profits of a foreign subsidiary. A significant portion of the increase in accounts receivable and the $0.3 million increase in other long-term assets resulted from the fact that the Company sold $2.0 million of testing products in January 2000 and the accounts receivable related to that sale will be collected in 23 monthly installments.

Backlog totaled $2.5 million at June 30, 2000 compared to $2.4 million at December 31, 1999. The current forward-looking forecast indicates revenues for the third quarter of 2000 will be between $4.6 and $5.0 million, compared to revenues of $2.3 million for the fourth quarter of 1999, $4.6 million for the first quarter of 2000 and $4.6 million for the

                         RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               June 30, 2000

second quarter of 2000. Operations for the third quarter of 2000 are forecast to result in a loss of $0.5 per diluted share, including relocation expenses related to the Singapore operation. The Company is continuing to see some signs that new orders may increase in the near future. Some of these signs are increases in demand for products sold by the semiconductor industry, increases in inquiries by certain customers and forecasts by certain customers needing new or retrofit capacity. In general, these signs provide some visibility that demand for the Company's products may increase, but actual timing of any increase is still difficult to forecast. In addition, changes in product mix and increases in demand for ICs that are sold by customers of the Singapore Services facility have resulted in increased demand for services provided by the facility in 2000, compared to the latter part of 1999. The Company is finalizing plans to relocate the existing two facilities into one facility during the second half of 2000.

    During January 2000, the Company's common stock traded between $3.00 and $4.00 per share. The Company announced, on February 1, 2000, a plan to repurchase for cash up to 1.5 million shares of its common stock. Shares that are repurchased would be used to issue stock when stock options are exercised, make contributions to the Company's 401(k) plan, or for acquisitions. The stock has traded above the January 2000 price range during most of the time since the announcement was made. The stock has traded in the $4.00 range during recent periods of 2000 and the Company has repurchased a total of 39,000 shares as of August 3, 2000. The Company has limited purchases at higher share prices and the purchases are also subject to regulatory daily volume limitations.

    Capital expenditures during the first six months of 2000 and 1999 were $466,000 and $690,000, respectively. A significant portion of expenditures in both years included equipment required by the Singapore subsidiary to support services provided by the subsidiary. Current projections indicate that capital expenditures for 2000 may be between $2.0 and $3.0 million. A significant portion of the expenditures will be for equipment required by the Singapore subsidiary to support changes and increases in customers' requirements and to consolidate the current two facilities into one new location, as noted earlier in this discussion. Consolidation of two facilities into one facility is projected to reduce future operating expense.

    Current projections indicate that the Company's cash and cash equivalent balances and available lines of credit will be sufficient to meet the projected cash requirements of the Company for the remainder of 2000.

RESULTS OF OPERATIONS

    Six months ended June 30, 2000 compared to six months ended June 30, 1999.

Revenues. Revenues for the 2000 six-month period were $9.2 million compared to $9.3 million for the 1999 period. Revenues in the Testing Products segment increased $1.7 million while revenues in the Services and Power Sources segments decreased $1.5, and $0.3 million, respectively.

                           RELIABILITY INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 June 30, 2000

    Revenues in the Testing Products segment were $4.1 million for the first half of 2000, which is an increase of 73% from the first half of 1999. Revenues from the sale of CRITERIA products decreased $0.3 million or 21%, while revenues from the sale of INTERSECT products increased $2.0 million or 216%. Changes in demand during the 2000 period for IC products sold by customers of the Company's Testing Products segment resulted in changes in the number of CRITERIA systems upgraded and the sale of refurbished and upgraded INTERSECT systems to customers.

    Revenues in the Services segment for the 2000 period were $4.3 million, a decrease of 27% compared to the corresponding 1999 period. The decrease resulted from the closing of the Company's Austin, Texas Services facility at the end of the third quarter of 1999. Revenues at the Singapore Services facility were basically flat in the 2000 period compared to the 1999 period, but were up 15% in the second quarter of 2000 compared to the first quarter of 2000. The increase at the Singapore facility resulted from product mix changes and increased demand for products sold by the two principal customers of the subsidiary and from one of the customers introducing a new generation of microprocessors.

    Revenues in the Power Sources segment were $0.8 million for the first half of 2000, reflecting a 25% decrease from the 1999 period. Revenues were affected by general reductions in demand, price competition, an aging product line, a decline in market penetration and cancellation of a distribution contract by a distributor.

Costs and Expenses. Total costs and expenses for the first half of 2000 increased slightly compared to the 1% revenue decrease of $125,000. Cost of revenues increased $220,000; marketing, general and administrative expenses decreased $168,000; research and development expenses decreased $146,000; and a provision for asset impairment of $100,000 was recorded in the 2000 period.

    The decrease in gross profit from 39% in the 1999 period to 36% in the 2000 period is attributable to all segments. The decrease relates to volume and product mix changes at the Singapore facility, closing of the Austin Services facility, volume decreases in the Power Sources segment and a lower gross profits on products sold in the Testing Products segment in 2000 resulting from product mix changes. In addition, there was a decrease in the Services segment related to an increase in depreciation expense resulting from a faster write-off of certain IC testers, due to an anticipated shorter product life of the ICs that are processed on the testers.

    Marketing, general and administrative expenses for the 2000 period decreased $168,000. The decrease was primarily related to a $292,000 decrease in expenses related to the closing of the Austin Services facility in September 1999. The overall decrease, was affected by stringent expense controls and an increase in Testing Products revenues which contributed to an increase in volume related expenses, such as commissions, warranty and similar expenses.

    The increase in interest income during the 2000 period relates primarily to interest earned on an accounts receivable amount that is being collected over a two-year period and a general increase in interest rates paid on investments.

                           RELIABILITY INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 June 30, 2000

    The Company, in April 1998, closed a Services facility in North Carolina. Land and a building previously occupied by a services operation have been carried as assets held for sale. The impairment reserve related to the assets was increased by $100,000 to $200,000 during the second quarter of 2000. The increase in the reserve was based on updated information applicable to the assets' fair value, less cost to sell.

    Research and development expenses for the 2000 period decreased slightly. Reliability is committed to a significant research and development program and development costs are projected to remain at current levels or increase somewhat during the remainder of the year.

    The Company's operations reflected net tax benefits for the six-month periods ended June 30, 2000 and 1999. The principal items affecting the Company's tax benefit rates in both years were tax benefits not available to a foreign subsidiary due to limitations on net operating loss deductions and a lower effective tax rate related to earnings of the Singapore subsidiary.

    Three months ended June 30, 2000 compared to three months ended June 30, 1999.

Revenues. Revenues for the 2000 three-month period were $4.6 million compared to $5.0 million for the 1999 period. Revenues in the Testing Products segment increased $0.6 million, Power Sources revenues decreased $0.3 million and Services revenues decreased $0.7 million.

    Revenues in the Testing Products segment were $2.0 million for the second quarter of 2000, which is an increase of 42% from the second quarter of 1999. The increase is related to changes in demand relating to factors described in the six-month discussion above. Revenues from the sale of CRITERIA products decreased $0.5 million and revenues from the sale of INTERSECT products increased $1.1 million.

    Revenues in the Services segment for the 2000 period were $2.3 million, a decrease of 24% compared to the corresponding 1999 period. Eighty-five percent (85%) of the decrease is related to the shutdown of the Austin Services facility and the remaining 15% relates to the timing of product mix changes.

    Revenues in the Power Sources segment were $0.3 million for the second quarter of 2000, reflecting a 45% decrease from the 1999 period. Revenues were affected by general reductions in demand, an aging product line, a decline in market penetration resulting in volume decreases and the cancellation of a distribution contract, as noted above in the six month discussion.

Costs and Expenses. Total costs and expenses for the second quarter of 2000 increased $69,000 or 1% compared to the 8% revenue decrease of $0.4 million. A $100,000 provision for asset impairment, as discussed in the above six-month discussion, was recorded in the 2000 quarter.

    The decrease in gross profit from 42% in the 1999 period to 35% in the 2000 period is attributable primarily to a decrease in the gross profit in the Testing Products and Power Sources segments resulting from product mix

                         RELIABILITY INCORPORATED
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               June 30, 2000

changes in the Testing Products segment and volume decreases in the Power Sources segment. In addition, the decrease relates to volume and product mix changes at the Singapore facility, closing of the Austin Services facility, volume decreases in the Power Sources segment and the effect of an increase in depreciation expense at the Singapore facility, as discussed in the above six-month discussion.

    Marketing, general and administrative expenses for the 2000 period decreased slightly. The decrease is related to a decrease in expenses due to closing of the Austin Services facility and the effect of stringent expense controls. The decrease is affected by increases in volume related expenses, such as commissions, warranty and similar expenses resulting from the increase in revenues in the Testing Products segment

    The change in net interest reflects an increase in interest income and a decrease in interest expense, as explained in the above six-month discussion.

    A $46,000 tax provision was recorded related to the $104,000 loss before income taxes for the three-month period ended June 30, 2000, compared to a 39% tax rate for the three month period ended June 30, 1999. The principal items affecting the Company's tax rate in 2000 and 1999 were tax benefits not available to a foreign subsidiary due to net operating loss limitations and a lower effective tax rate related to earnings of the Singapore subsidiary.

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

Item 6. Exhibits and Reports on Form 8-K.

    (a)  Exhibits

        27.1 Financial Data Schedule

      (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 2000

                         RELIABILITY INCORPORATED
                                SIGNATURES

                               June 30, 2000



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          RELIABILITY INCORPORATED
                                                (Registrant)





August 11, 2000                           /s/Larry Edwards
                                          President and
                                          Chief Executive Officer





August 11,2000                            /s/Max T. Langley
                                          Sr. Vice President - Finance
                                          and Chief Financial Officer