Form 10-Q
period 2000-09-30
RELIABILITY INC
filed 2000-11-09
CIK 34285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2000

Commission File Number 0-7092

RELIABILITY INCORPORATED
(Exact name of registrant as specified in its charter)

TEXAS	75-0868913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16400 Park Row Post Office Box 218370 Houston, Texas	77218-8370
(Address of principal executive offices)	(Zip Code)

(281) 492-0550
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

YES X	NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

6,612,865 -- Common Stock -- No Par Value
as of November 3, 2000

RELIABILITY INCORPORATED
FORM 10-Q

TABLE OF CONTENTS

September 30, 2000

PART I - FINANCIAL INFORMATION

		Page No.
Item 1.	Financial Statements:
	Consolidated Balance Sheets: September 30, 2000 and December 31, 1999	3-4
	Consolidated Statements of Operations: Nine Months Ended September 30, 2000 and 1999 Three Months Ended September 30, 2000 and 1999	5 6
	Consolidated Statements of Cash Flows: Nine Months Ended September 30, 2000 and 1999	7
	Notes to Consolidated Financial Statements	8-15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-21
Item 3.	Quantitative and Qualitative Disclosure of Market Risk	21

	PART II - OTHER INFORMATION
Item 1 through Item 5	Not applicable.	22
Item 6.	Exhibits and Reports on Form 8-K.	22
Signatures		23

The information furnished in this report reflects all adjustments (none of which were other than normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

RELIABILITY INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	September 30, 2000 (unaudited)	December 31, 1999 (Note 1)
Current assets:
Cash and cash equivalents	$13,740	$13,573
Accounts receivable	3,993	1,267
Inventories	1,627	1,616
Refundable income taxes	-	551
Deferred tax assets	340	351
Other current assets	782	580
Total current assets	20,482	17,938
Property, plant and equipment, at cost:
Machinery and equipment	14,630	13,981
Buildings and improvements	4,605	5,021
Land	530	530
	19,765	19,532
Less accumulated deprecation	13,300	11,937
	6,465	7,595

Assets held for sale	2,035	2,135
Investments and other assets	828	647
Goodwill, net of accumulated amortization of $104 and $61 in 2000 and 1999, respectively	292	334
	$30,102 =====	$28,649 =====

See accompanying notes

RELIABILITY INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2000 (unaudited)	December 31, 1999 (Note 1)
Current liabilities:
Accounts payable	$ 1,076	$ 291
Accrued liabilities	1,555	1,029
Income taxes payable	641	145
Accrued shut-down and restructuring costs	13	72
Total current liabilities	3,285	1,537

Deferred tax liabilities	430	718
Stockholders' equity:
Common stock, without par value; 20,000,000 shares authorized; 6,684,265 and 6,631,765 shares issued in 2000 and 1999, respectively	9,597	9,389
Retained earnings, net of $7,772 in treasury stock retired during 1999	17,016	17,053
Accumulated other comprehensive income (loss)	(12)	(48)
Less treasury stock, at cost, 58,400 shares in 2000	(214)	-
Total stockholders' equity	26,387	26,394
	$30,102 =====	$28,649 =====

See accompanying notes

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

Nine Months Ended September 30,

	2000	1999
	(unaudited)
Revenues	$14,331	$14,216
Costs and expenses:
Cost of revenues	9,018	8,842
Marketing, general and administrative	4,408	4,448
Research and development	1,102	1,199
    Provision for shut-down, relocation and         asset impairment
	312	800
	14,840	15,289
Operating (loss)	(509)	(1,073)
Interest income, net	709	470
Income (loss) before income taxes	200	(603)
Provision (benefit) for income taxes:
Current	531	(231)
Deferred	(294)	213
	237	(18)
Net income (loss)	$ (37)	$ (585)
Earnings (loss) per share:	=====	=====
Basic	$ .00 =====	$ (.09) =====
Diluted	$ .00 =====	$ (.09) =====
Weighted average shares:
Basic	6,653 =====	6,627 =====
Diluted	6,653 =====	6,627 =====

See accompanying notes

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

Three Months Ended September 30,

	2000	1999
	(unaudited)
Revenues	$5,175	$4,935
Costs and expenses:
Cost of revenues	3,148	3,192
Marketing, general and administrative	1,534	1,406
Research and development	376	327
    Provision for shut-down, relocation and         asset impairment
	212	800
	5,270	5,725
Operating (loss)	(95)	(790)
Interest income, net	248	146
Income (loss) before income taxes	153	(644)
Provision (benefit) for income taxes:
Current	252	(268)
Deferred	(166)	131
	86	(137)
Net income (loss)	$ 67 ====	$ (507) ====
Earnings (loss) per share:
Basic	$ .01 =====	$ (.08) ====
Diluted	$ .01 =====	$ (.08) ====
Weighted average shares:
Basic	6,646 ====	6,632 ====
Diluted	6,683 ====	6,632 ====

See accompanying notes

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except)
Nine Months Ended September 30,

	2000	1999
	(unaudited)
Cash flows from operating activities:
Net (loss)	$ (37)	$ (585)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Depreciation and amortization	1,663	1,974
Provision (benefit) for deferred income taxes	(294)	213
Provision for inventory obsolescence	70	128
             Provision for shut-down, relocation and asset impairment
	312	800
(Gain) on disposal of fixed assets	(37)	(59)
Changes in operating assets and liabilities:
Accounts receivable	(2,726)	(274)
Inventories	(81)	(329)
Refundable income taxes	551	(237)
Other current assets	(184)	(31)
Other long-term assets	(172)	-
Accounts payable	785	(151)
Accrued liabilities	526	(1,417)
Income taxes payable	496	(163)
Cash payments charged to shut-down and restructuring reserve	(59)	(141)
Total adjustments	850	313
Net cash provided (used) by operating activities	813	(272)
Cash flows from investing activities:
Expenditures for property and equipment	(703)	(847)
Purchase of marketable equity and debt securities	-	(870)
Proceeds from sale of equipment	37	516
Increase in other long-term assets	-	7
Net cash (used) in investing activities	(666)	(1,194)
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to stock option and employee stock savings plans	262	128
Borrowings under revolving credit facility	591	-
Payments under revolving credit facility	(591)	-
Payments on long-term debt	-	(274)
Payments on note payable to shareholder	-	(534)
Purchase of treasury stock	(214)	-
Other	(54)	(7)
Net cash (used) by financing activities	(6)	(687)
Effect of exchange rate changes on cash	26	-
Net increase (decrease) in cash	167	(2,153)
Cash and cash equivalents:
Beginning of period	13,573	15,702
End of period	$13,740 =====	$13,549 =====

See accompanying notes

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2000

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

Description of business

Reliability Incorporated ("Reliability" or the "Company") is a United States based corporation with operations in the United States, Singapore and Costa Rica. The Company and its subsidiaries are principally engaged in the design, manufacture and sale of equipment used to test and condition integrated circuits. In addition, a subsidiary of the Company operates a service facility which conditions and tests integrated circuits as a service to others. The Company's testing products are sold to companies that manufacture semiconductor products and are shipped to locations in the U.S., Europe, Asia and Pacific Rim countries. Services, as of September 30, 2000, are provided principally to two customers in Singapore. The Company acquired, in December 1998, assets of a company that provided services to customers in Austin, Texas and Singapore. The Company closed the Austin facility in September 1999. Another subsidiary manufactures and sells power sources, primarily a line of DC to DC power converters. Power sources are sold to U.S., European and Asian based companies that design and sell electronic equipment.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the period ended December 31, 1999 have been reclassified to conform to the 2000 presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

September 30, 2000

Recent Accounting Pronouncements

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

The differences between the effective rate reflected in the provision (benefit) for income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% to income (loss) before income taxes are analyzed below (in thousands) for the nine month periods ended:

	September 30,
	2000	1999
Provision (benefit) at statutory rate	$ 68	$(205)
Tax effects of:
Foreign losses for which a tax benefit is not available	234	230
Lower effective income tax rates related to undistributed foreign earnings	(70)	(56)
State income taxes, net	3	(7)
Other	2	20
Provision (benefit) for income taxes	$ 237 ===	$ (18) ====

Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include (in thousands):

	September 30, 2000	December 31, 1999
Raw materials	$ 829	$ 966
Work-in-progress	723	149
Finished goods	75	501
	$1,627 ====	$1,616 ====

Inventories are presented net of reserves for excess and obsolete inventories of $427,000 and $428,000 at September 30, 2000 and December 31, 1999, respectively.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2000

Investments in Marketable Equity and Debt Securities

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

Marketable equity securities are classified as available-for-sale and are carried at their fair value on the balance sheet, with unrealized gains and losses, net of applicable income taxes (benefit) of $(7,000) and $(24,000) at September 30, 2000 and December 31, 1999, respectively, reported as a separate component of stockholders' equity. Equity securities are stated at market value, as determined by the most recently published trade price of the securities at the balance sheet date.

The investment in preferred stock at September 30, 2000 is classified as an available-for-sale security. The preferred stock represents a convertible bond that was converted into 562,000 shares of preferred stock of the issuer in January 2000 and is stated at cost. It is not practicable to estimate the fair value of the preferred stock, as the issuer is in the early stages of product development and the market value of the investment is not readily determinable. The following table summarizes the Company's investment in securities (in thousands) at the dates indicated.

	September 30, 2000	December 31, 1999
Preferred stock, at cost	$500	$ -
Convertible bond, at amortized cost	-	500
Marketable equity securities, at cost	422	422
Unrealized net (losses) on marketable securities	(19)	(72)
	903	850
Amount classified as current	247	203
	$656 ===	$647 ===

Supplemental Cash Flow Information

Interest and income taxes paid during the nine month periods ended September 30, are presented below (in thousands):

	2000	1999
Interest paid	$ 1 ===	$ 18 ===
Income taxes paid	$179 ===	$135 ===

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2000

Stock Option Plan

The Company's shareholders approved, in April 2000, an amendment to the Company's 1997 Stock Option Plan to increase the number of shares of common stock reserved for issuance under the Plan from 1,000,000 to 1,500,000.

2. CREDIT AGREEMENTS

Reliability maintains a line of credit with Wells Fargo Bank Texas, N.A. which permits the Company to borrow up to $1 million until April 1, 2001. Interest is payable at the bank's prime rate minus 1/4% (9.25% at September 30, 2000). Any unpaid principal of the note is due April 1, 2001. The loan agreement provides for a revolving line of credit, secured by substantially all assets of the Company which are located in the U.S., except for land and buildings. The credit facility requires compliance with certain financial covenants related to the Company's current ratio, debt service coverage and funded debt to net income (as defined) and total liabilities to total net worth. The agreement prohibits the payment of cash dividends by the Company unless otherwise agreed to by the bank. The Company was in compliance with the financial requirements of the agreement at September 30, 2000, and there were no balances outstanding under the agreement at September 30, 2000 or December 31, 1999.

The Company's Singapore subsidiary maintains an agreement with a Singapore bank to provide an overdraft facility to the subsidiary of 900,000 Singapore dollars (U.S. $517,000) at the bank's prime rate plus 2% (7.5% at September 30, 2000). There were no balances outstanding at September 30, 2000, but amounts utilized under letter of credit commitments totaled $376,000, resulting in credit availability of $141,000 at September 30, 2000. The loan is collateralized by all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank, and continuation of the credit facility is at the discretion of the bank.

Interest income (expense) for the nine month periods ended September 30, is presented, net, as follows (in thousands):

	2000	1999
Interest income	$710	$486
Interest (expense)	(1)	(16)
Interest income, net	$709 ===	$470 ===

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2000

3.  SEGMENT INFORMATION

The following table presents reportable segment information (in thousands) for the periods indicated:

Nine Months Ended September 30,			Three Months Ended September 30,

2000
		1999	2000	1999

Revenues from external  customers:

Testing Products	$ 6,274	$ 3,973	$2,212	$1,628
Services	6,870	8,689	2,572	2,819
Power Sources	1,187	1,554	391	488

Intersegment revenues:
Testing Products	111	125	34	45
Services	13	11	7	5
Eliminations	(124)	(136)	(41)	(50)
	$14,331 ====	$14,216 =====	$5,175 ====	$4,935 ====

Operating income (loss):
Testing Products	$ (540)	$(1,074)	$ (284)	$ (295)
Services	1,235	1,490	669	581
Power Sources	(590)	(418)	(173)	(211)
Provision for asset impairment	(100)	-	-	-
Provision for shut-down and relocation of Services operations	(212)	(800)	(212)	(800)
General corporate expenses	(302)	(271)	(95)	(65)
Operating (loss)	$ (509) ====	$(1,073) ====	$ (95) ====	$ (790) ====

Total assets by reportable segment as of the dates indicated are as follows (in thousand):

	September 30, 2000	December 31, 1999
Testing Products	$ 8,085	$ 6,687
Services	5,152	5,783
Power Sources	1,635	1,647
General corporate assets	15,230	14,532
	$30,102 ====	$28,649 ====

For the periods indicated above, there were no material changes in the accounting policies and procedures used to determine segment income or loss.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2000

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Nine Months Ended September 30,			Three Months Ended September 30,
	2000	1999	2000	1999

Net income (loss)	$ (37) ====	$ (585) ====	$ 67 ====	$ (507) ====
Weighted average shares outstanding	6,653	6,627	6,646	6,632
Net effect of dilutive stock options based on the treasury stock method	-	-	37	-
Weighted average shares and assumed conversions	6,653 ====	6,627 ====	6,683 ====	6,632 ====
Earnings (loss) per share:
Basic	$ .00 ====	$ (.09) ====	$ .01 ====	$ (.08) ====
Diluted	$ .00 ====	$ (.09) ====	$ .01 ====	$ (.08) ====

Options to purchase an average of 332,000, 594,000, 465,000 and 587,000 shares of common stock of the Company were excluded from the computation of the diluted (loss) per share during the nine months ended September 30, 2000 and 1999, and three months ended September 30, 2000 and 1999, respectively, as inclusion of these options in the calculations would have been anti-dilutive.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2000

5.  SHUT-DOWN AND RESTRUCTURING OF FACILITIES

The following table reports activity in the accrued shut-down and restructuring accounts during the nine month period ended September 30, 2000 and year ended December 31, 1999 (in thousands):

	2000	1999

Accrued costs at beginning of period	$72	$ 300

Provision for shut-down and restructuring:
Employee severance	-	30
Other expenses	-	80
	-	110
Cash payments charged to accounts:
Employee severance	-	(72)
Lease payments	(20)	(101)
Other payments	(39)	(27)
	(59)	(200)

Disposal of Singapore assets	-	(138)
Accrued costs at end of period	$13 ==	$ 72 ===

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

Services provided to Texas Instruments Incorporated accounted for substantially all of the revenues of the Company's Singapore Services facility prior to the Company's acquisition of certain assets and operations from Basic Engineering Services and Technology Labs, Inc. in December 1998. On October 1, 1998, Micron Technology acquired the Texas Instruments facility in Singapore and informed the Company that it would continue to utilize the Company's burn-in services, but at a significantly reduced level. Micron accounted for 8% of 1999 fiscal year consolidated revenues and completely discontinued utilizing the Company's services during the fourth quarter of 1999. In connection with the decrease in volumes at the Singapore facility, a $507,000 provision for restructuring was recorded in the fourth quarter of 1998.

During the second quarter of 2000, the Company recorded a $100,000 provision for asset impairment related to assets-held-for sale resulting from the 1998 shut-down of the Company's North Carolina facility.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2000

The Company is in the process of moving its two Singapore facilities into a new facility in order to provide additional capacity and to reduce operating costs. Costs incurred during the third quarter of 2000 related to the relocation totaled $212,000. The Company estimates that additional costs of $200,000 related to the move will be incurred during the fourth quarter of 2000. In addition to the costs that will be recorded as expense, additional expenditures for leasehold improvements and other plant and equipment costs will be capitalized.

6.  COMPREHENSIVE INCOME

The only difference between total comprehensive income (loss) and net income (loss) that is reported on the Consolidated Statements of Operations arises from unrealized gains and losses on available-for-sale securities. The Company's total comprehensive income (loss) (in thousands) for the periods indicated, is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2000	1999	2000	1999

Net income (loss)	$(37)	$(585)	$67	$(507)
Unrealized net gains (losses) on      marketable equity securities
	36	-	(60)	-
Total comprehensive income (loss)	$ 1 ==	$(585) ===	$ 7 ==	$(507) ===

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2000

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

FINANCIAL CONDITION

The primary sources of Reliability's liquidity are cash provided by operations and working capital. The parent Company and its Singapore subsidiary have substantial cash available to support anticipated liquidity requirements. The Company maintains lines of credit to supplement the primary sources of capital. Changes in the Company's financial condition since December 31, 1999 and September 30, 1999 are generally attributable to changes in cash flows from operating activities, including the effect of operating at revenue levels below historical levels, the effects of changes in operations related to the acquisition of certain assets in the Services segment in December 1998 and accelerating payments on and payment in full of a mortgage during 1999. In addition, significant changes in demand for products and services sold by the Company during 1999 and 2000, the shut-down of the Company's Austin, Texas Services facility in 1999 and changes in operations at the Company's Singapore subsidiary throughout 1999 and 2000 did, and will in the future, affect the Company's financial condition. Also, during 1999, purchasing marketable equity securities, changes in the levels of capital expenditures during 1999 and 2000 and consolidation of the Company's Singapore operations into one facility during the second half of 2000 have affected and will affect the Company's financial condition.

Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following chart. The periods presented related to the profitability ratios are for the nine months ended September 30, and twelve months ended December 31:

	September 30,	December 31,	September 30,
	2000	1999	1999

Working capital:
Working capital (in thousands)	$17,197	$16,401	$16,674
Current ratio	6.2 to 1	11.7 to 1	8.2 to 1

Equity ratios:
Total liabilities to equity	0.1	0.1	0.1
Assets to equity	1.1	1.1	1.1
Profitability ratios:
Gross profit	37%	35%	38%
Return on revenues	-0-	(8)%	(4)%
Return on assets (annualized)	-0-	(4)%	(3)%
Return on equity (annualized)	-0-	(5)%	(3)%

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2000

The Company's financial condition has remained strong during 2000. Working capital increased to $17.2 million at September 30, 2000, from $16.4 million at December 31, 1999, and the ratio of current assets to current liabilities was a very healthy 6.2 to 1 at September 30, 2000. During 2000, the Company has maintained a strong current ratio and working capital. This is due to a decline in the level of operations during 1999 and 2000 compared to 1998, resulting in current liabilities declining at a faster rate than the decline in current assets. Beginning in the fourth quarter of 1998, the Company's revenues and level of operations, compared to the corresponding prior year periods, declined. Assets such as accounts receivable and inventories decreased during the period of declining production and were converted to cash. Cash provided by certain components of cash flows from operations in 1999 were used to reduce and pay off a mortgage, purchase fixed assets and maintain the amount of short-term interest-bearing cash investments. Also in 1999, cash was used to reduce accrued liabilities, pay off a note and purchase certain equity securities. The current ratio of 11.7 to 1 at December 31, 1999 was unusually high due to the low level of operations during the latter part of 1999; thus, items such as accounts payable and accrued liabilities were very low. Revenues, backlog and the level of operations increased during the third quarter of 2000, resulting in changes in the various components of working capital and accounting for the decrease in the current ratio to a very healthy 6.2 to 1 at September 30, 2000. The Company continues to maintain stringent expense control measures, thus minimizing the negative impact on the Company's financial condition while the Company is operating at reduced revenue and profit levels.

The Company maintains a credit facility with a financial institution to provide credit availability to supplement cash provided by operations, if required. Credit availability provided by the facility was reduced by the Company from $4.0 million to $1.0 million in 1999. The Company's Singapore subsidiary maintains a small overdraft facility to support the subsidiary's credit commitments.

Net cash provided by operating activities for the nine months ended September 30, 2000 was $0.8 million, contrasted with $0.3 million used by operations in the first nine months of 1999. The principal item affecting cash provided by operations in 2000 was a $2.7 million increase in accounts receivable. Cash provided by operations in 2000 was increased by $1.7 million of depreciation and amortization and a $0.6 million decrease in refundable income taxes. Accounts payable and accrued liabilities increased $1.3 million in 2000, resulting from a general increase in most items included in accrued liabilities due to accrual throughout the year of various items, such as property taxes, that will be paid in the following year and an increase in revenues in 2000 compared to the latter part of 1999. A $0.5 million increase in income taxes payable resulted from an increase in taxes on profits of a foreign subsidiary. A significant portion of the increase in accounts receivable and the $0.2 million increase in other long-term assets resulted from the fact that the Company sold $2.0 million of testing products in January 2000 and the account receivable related to that sale will be collected in 23 monthly installments.

Backlog totaled $4.9 million at September 30, 2000, compared to $2.4 million at December 31, 1999. The current forward-looking forecast indicates that revenues for the fourth quarter of 2000 will increase and will be between $7.0 and $7.5 million, compared to revenues of $4.6 million for the first quarter of 2000, $4.5 million for the second quarter of 2000 and $5.2 million for the third quarter of 2000. Operations for the

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2000

fourth quarter of 2000 are forecast to result in a profit of $0.15 per diluted share, including the effect of relocation expenses associated with the Singapore operation. New orders increased in the third quarter of 2000, and the Company is continuing to see some signs that orders may remain at the higher levels or increase in the near future.

Some of these signs are increases in demand for certain products sold by the semiconductor industry, increases in inquiries by certain customers and forecasts by certain customers needing new or retrofit capacity. In general, these signs provide some visibility that demand for the Company's products may continue at current levels or increase, but actual timing of these changes is still difficult to forecast. In addition, changes in product mix and increases in demand for ICs that are sold by customers of the Singapore Services facility have resulted in increased demand for services provided by the facility in 2000, compared to 1999. The Company will relocate the existing two facilities in Singapore into one facility during the fourth quarter of 2000.

During January 2000, the Company's common stock traded between $3.00 and $4.00 per share. The Company announced, in February 2000, a plan to repurchase for cash up to 1.5 million shares of its common stock. The stock traded above the January 2000 price range during several months following the announcement, but the stock has traded below the $4.00 range during recent months of 2000, and the Company has repurchased a total of 71,000 shares as of October 31, 2000. The Company limited purchases to prices below $4.00 per share, and the purchases are also subject to regulatory daily volume limitations.

Capital expenditures during the first nine months of 2000 and 1999 were $0.7 million and $0.8 million, respectively. A significant portion of expenditures in both years included equipment required by the Singapore subsidiary to support services provided by the subsidiary. Current projections indicate that capital expenditures for 2000 may exceed $2.0 million. A significant portion of the expenditures will be for equipment and leasehold improvements required by the Singapore subsidiary to support changes and increases in customers' requirements and to consolidate the current two facilities into one new location, as noted earlier in this discussion. Consolidation of two facilities into one facility is projected to reduce future operating expense.

Current projections indicate that the Company's cash and cash equivalent balances and available lines of credit will be sufficient to meet the projected cash requirements of the Company for the remainder of 2000 and 2001.

RESULTS OF OPERATIONS

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999.

Revenues. Revenues for the 2000 nine-month period were $14.3 million compared to $14.2 million for the 1999 period. Revenues in the Testing Products segment increased $2.3 million while revenues in the Services and Power Sources segments decreased $1.8 and $0.4 million, respectively.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2000

Revenues in the Testing Products segment were $6.3 million for the first nine months of 2000, which is an increase of 58% from the first nine months of 1999. Revenues from the sale of CRITERIA products increased 4%, while revenues from the sale of INTERSECT products increased $2.2 million or 110%. Changes in demand during the 2000 period for IC products sold by customers of the Company's Testing Products segment resulted in an increase in the number of CRITERIA systems upgraded and refurbished and the sale of refurbished and upgraded INTERSECT systems to customers.

Revenues in the Services segment for the 2000 period were $6.8 million, a decrease of 21% compared to the corresponding 1999 period. The decrease resulted from the closing of the Company's Austin, Texas Services facility at the end of the third quarter of 1999. Revenues at the Singapore Services facility increased in the 2000 period compared to the 1999 period, and were up 12% in the third quarter of 2000 compared to the second quarter of 2000. The increase at the Singapore facility resulted from increased demand for certain products sold by the two principal customers of the subsidiary, product mix changes and from one of the customers introducing a new generation of microprocessors.

Revenues in the Power Sources segment were $1.2 million for the first nine months of 2000, reflecting a 24% decrease from the 1999 period. Revenues were affected by general reductions in demand, price competition, an aging product line, a decline in market penetration and cancellation of a distribution contract by a distributor.

Costs and Expenses. Total costs and expenses, excluding the provisions for shut-down, relocation and asset impairment, for the first nine months of 2000 increased slightly compared to the 1% revenue increase of $115,000. Cost of revenues increased $176,000; marketing, general and administrative expenses decreased $40,000; research and development expenses decreased $97,000; and a provision for asset impairment and relocation of $312,000 was recorded in the 2000 period.

The decrease in gross profit from 38% in the 1999 period to 37% in the 2000 period is attributable to all segments. The decrease resulted from the effects of closing of the Austin Services facility, volume decreases in the Power Sources segment and a lower gross profit on products sold in the Testing Products segment in 2000 resulting from product mix changes. The decrease was reduced by the positive effects of volume and product mix changes at the Singapore facility. In addition, there was a decrease in the Services segment related to an increase in depreciation expense resulting from a faster write-off of certain IC testers, due to an anticipated shorter product life of the ICs that are processed on the testers.

Marketing, general and administrative expenses for the 2000 period decreased $40,000. The decrease was primarily related to a $390,000 decrease in expenses related to the closing of the Austin Services facility in September 1999. The overall decrease was affected by stringent expense controls and an increase in Testing Products and Services revenues which contributed to an increase in volume related expenses, such as commissions, warranty and similar expenses, and, to a lesser degree, general increases in some expenses in the Services segment.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2000

The Company, in April 1998, closed a Services facility in North Carolina. Land and a building previously occupied by the Services operation have been carried as assets held for sale. The impairment reserve related to the assets was increased by $100,000 to $200,000 during the second quarter of 2000. The increase in the reserve was based on updated information applicable to the assets' fair value, less cost to sell. Leasehold improvements at the two Singapore facilities with a net cost of $212,000 were written off during the second quarter in anticipation of the relocation of the facilities during the fourth quarter of 2000.

Research and development expenses for the 2000 period decreased slightly. Reliability is committed to a significant research and development program and development costs are projected to remain at current levels or increase somewhat during the remainder of the year.

Interest Income. Approximately one-half of the increase in interest income during the 2000 period relates to interest earned on an accounts receivable amount that is being collected over a two-year period and the balance of the increase results from a general increase in interest rates paid on investments.

Income Taxes. The Company's operations reflected a 119% tax rate for the 2000 period and a small tax benefit of $18,000 for the nine-month period ended September 30, 1999. The principal items affecting the Company's tax rates in both years were tax benefits not available to a foreign subsidiary due to limitations on net operating loss deductions and, to a lesser extent, a lower effective tax rate related to earnings of the Singapore subsidiary.

Three months ended September 30, 2000 compared to three months ended September 30, 1999.

Revenues. Revenues for the 2000 three-month period were $5.2 million compared to $4.9 million for the 1999 period. Revenues in the Testing Products segment increased $0.6 million, Services revenues decreased $0.2 million and Power Sources revenues decreased $0.1 million.

Revenues in the Testing Products segment were $2.2 million for the third quarter of 2000, which is an increase of 36% from the third quarter of 1999. The increase is related to changes in demand resulting from factors described in the nine-month discussion above. Revenues from the sale of CRITERIA products increased $0.4 million and revenues from the sale of INTERSECT products increased $0.2 million.

Revenues in the Services segment for the 2000 period were $2.6 million, a decrease of 9% compared to the corresponding 1999 period. The overall decrease is related to the shutdown of the Austin Services facility, while revenues at the Singapore Services facility, compared to the 1999 period, increased 33%, as explained in the nine month discussion above.

Revenues in the Power Sources segment were $0.4 million for the third quarter of 2000, reflecting a 20% decrease from the 1999 period. Revenues were affected by general reductions in demand, an aging product line, a decline in market penetration resulting in volume decreases and the cancellation of a distribution contract, as noted above in the nine month discussion.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2000

Costs and Expenses. Total costs and expenses for the third quarter of 2000 increased $133,000 or 3% compared to the 5% revenue increase of $0.3 million, excluding the provisions for shut-down, relocation and asset impairment. Expenses of $212,000 related to the Singapore relocation, as discussed in the above nine-month discussion, was recorded in the 2000 quarter.

The increase in gross profit from 35% in the 1999 period to 39% in the 2000 period is attributable to all segments. The increase in the gross profit in the Testing Products and Power Sources segments resulted from product mix changes. Volume increases contributed to the increase in the Testing Products segment. In addition, the increase relates to volume and product mix changes at the Singapore facility, reduced somewhat by the effect of an increase in depreciation expense at the Singapore facility, as discussed in the above nine-month discussion.

Marketing, general and administrative expenses for the 2000 period increased $0.1 million or 9%. The increase results from increases in volume related expenses, such as commissions, warranty and similar expenses that are attributable to the increase in revenues in the Testing Products and Services segments. The increase is reduced by a decrease in expenses due to closing of the Austin Services facility and the effect of expense controls.

Interest Income. The change in net interest reflects an increase in interest income, as explained in the above nine-month discussion.

Income Taxes. The effective tax rate was 56% for the three-month period ended September 30, 2000, compared to a 21% tax benefit rate for the three month period ended September 30, 1999. The principal items affecting the Company's tax rate in 2000 and 1999 were tax benefits not available to a foreign subsidiary due to net operating loss limitations and a lower effective tax rate related to earnings of the Singapore subsidiary.

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

Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits

         27.1 Financial Data Schedule

    (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 2000

RELIABILITY INCORPORATED
SIGNATURES

September 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED (Registrant)
November 9, 2000	/s/Larry Edwards President and Chief Executive Officer
November 9, 2000	/s/Max T. Langley Sr. Vice President-Finance and Chief Financial Officer