Form 10-K405
period 2000-12-31
RELIABILITY INC
filed 2001-03-14
CIK 34285

4: SECURITIES AND EXCHANGE COMMISSION

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2000

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

Common Stock, no par value per share
(title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.   YES  X    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specific date within 60 days prior to the filing date.

$                             , based on the last sales price as reported on The Nasdaq(r) Stock Market on March 2, 2001.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value (title of class)	6,588,565 (number of shares outstanding)
as of March 2, 2001

Documents Incorporated by Reference

Listed hereunder are the documents incorporated by reference and the Part of the Form 10-K into which such documents are incorporated:

Part III	Proxy Statement for the 2001 Annual Meeting of Shareholders of the Registrant (to be filed within 120 days of the close of the registrant's fiscal year)

RELIABILITY INCORPORATED
Form 10-K

TABLE OF CONTENTS

December 31, 2000

Part I

PART I

Item 1.  Business

(a)   GENERAL DEVELOPMENT OF BUSINESS. Reliability Incorporated ("Reliability") and its subsidiaries are principally engaged in the design, manufacture and sale of equipment used to test and condition integrated circuits. Subsidiaries of the Company also operate a service facility which conditions and tests integrated circuits as a service to others, and design, manufacture and sell power sources, primarily a line of DC to DC power converters, which convert direct current voltage into a higher or lower voltage.

The following table shows the subsidiaries of the Company as of the date of this report:

Reliability Incorporated
(a Texas corporation)

RICR de Costa Rica, S.A. (a Costa Rica corporation)	Reliability Singapore Pte Ltd. (a Singapore corporation)

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

TESTING AND CONDITIONING PRODUCTS ("Testing Products"). Under current semiconductor technology and manufacturing processes, manufacturers are unable to consistently produce batches of integrated circuits ("ICs" or "semiconductors") that are completely free of defects which cause the ICs to fail. An IC may be defective at the time it is produced or it may have a latent defect which eventually will cause it to fail. An IC with such a defect will almost always fail during the first 500 to 1,000 hours of normal use. Accordingly, it has become customary to "condition" or "burn-in" ICs (i.e., subject them, during a relatively short period of time, to controlled stresses which simulate the first several hundred hours of operation) to identify defects prior to delivery. Such conditioning subjects the ICs to maximum rated temperatures, voltages and electrical signals. During or following burn-in, each IC is tested to determine whether it functions as designed.

The Company manufactures equipment that performs burn-in and testing, and a limited amount of equipment that performs burn-in only. The Company was one of the first to design, manufacture and market systems that utilize burn-in and test technology within the same product. The Company's burn-in and testing products contain sophisticated software, most of which is designed and developed by the Company contemporaneously with the related hardware. The Testing Products segment provided 51% of the Company's revenues in 2000.

The Company concentrates its research and development activities on equipment and related software that performs functional testing during burn-in of memory and micrologic devices. This focus has led to the development of two major product families - the INTERSECT(tm) line for the memory market (i.e., SRAM, DRAM & SDRAM) and the CRITERIA(r)18 line for the micrologic device market. The Company is developing and currently plans to introduce in 2001, the CRITERIA 20 line. The CRITERIA 20 will be a next generation system for the micrologic market.

The Company manufactures and sells CRITERIA 18, CRITERIA 18-HD (high heat dissipation) and CRITERIA 18-HP (high performance) burn-in and test systems. The CRITERIA 18-HD and CRITERIA 18-HP systems provide a cost-effective means to perform functional testing during burn-in of high frequency micrologic devices which dissipate large quantities of heat. These systems offer the ability to dissipate 15KW of power in an economically-sized system. The CRITERIA 18-HP uses chilled water and the CRITERIA-HD uses air flow as cooling mechanisms.

Under the trade name INTERSECT, the Company manufactures systems which functionally test memory devices during the burn-in process. Historically, a significant amount of time was expended serially testing devices after they were conditioned. INTERSECT systems perform parallel functional testing of DRAMs during the burn-in process. Because INTERSECT systems can test large quantities of DRAMs at a time, and are less expensive than serial testers, testing costs per IC can be reduced 30% to 60%. INTERSECT systems are computer controlled and are used for high volume burn-in and testing of memory devices. The Company's INTERSECT systems can vary in their burn-in and testing capabilities. The current generation of INTERSECT products is based on the INTERSECT 30 ("I-30") technology which was developed in 1992. The I-30 was capable of functionally testing 8,640 64 Meg memory devices during the burn-in process in a single chamber. It was capable of testing MOS, CMOS, Bipolar, ECL and BiCMOS DRAMs and SRAMs. A lower cost version of the I-30 burn-in and test system called the INTERSECT 2000 ("I-2000") is the current generation INTERSECT product. The I-2000 has the capacity to functionally test 12,288 256 Meg memory devices during the burn-in process and has become the principal product in the INTERSECT product line.

The Company has developed a networked burn-in and test management software system known as RELNET(tm), which enables users to connect multiple CRITERIA and INTERSECT systems to a single host computer. This provides users with a flexible software tool and a convenient central location to monitor system status, track burn-in boards and device lots, schedule equipment maintenance, control and store test profiles, and generate and store burn-in and testing results.

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

CRITERIA and INTERSECT systems generally are used on new IC production lines, but may also be added to existing production lines. These systems burn-in or burn-in and test relatively large numbers of similar ICs at one time and are usually purchased by companies that manufacture large volumes of similar ICs, but they also may be purchased by companies that independently burn-in and test ICs.

Burn-in and testing products are designed and manufactured at the Company's Houston, Texas facility.

SERVICES ("Services"). The Company operates a Services facility in Singapore which offers various burn-in, testing and other related services for DRAMs and SRAMs. The facility also provides burn-in of micrologic devices, particularly microprocessors. During the last two years, the Services segment has been refocusing its operations from processing primarily DRAMs to a balance of processing logic, optical devices and other memory products, in addition to DRAMs. Burn-in, testing and related services are generally sold to companies that manufacture very large quantities of devices. A typical customer outsources burn-in and testing services to one or a limited number of companies. Other customers may outsource only those services that exceed their internal capacity. Texas Instruments, the principal customer of the Singapore Services facility prior to 1999, was acquired by Micron Technology ("Micron") in October 1998. Micron advised the Company, in the fourth quarter of 1998, that it would not outsource the processing of DRAMs of its own design. Micron stopped using the Company's services in the fourth quarter of 1999. In December 1998, the Company acquired assets related to two services facilities from Basic Engineering Services and Technology Labs, Inc. ("BEST"). The acquired facilities were located in Austin, Texas and Singapore. Revenues related to the BEST Singapore facility replaced the decline in revenues that resulted from the loss of Micron's business. The Austin, Texas facility was closed in September 1999.

The Company operated a facility in Durham, North Carolina that provided services to one customer, Mitsubishi Semiconductor America, Inc. The customer notified the Company in January 1998 that it was reducing its output of DRAMs to be burned-in and tested by the Company's Durham facility and ceased sending product to the Company in April 1998, at which time the Company closed the Durham facility.

In spite of the numerous difficulties encountered by this segment in 1998 and 1999, Services revenues have remained above or only slightly below 1998 levels and accounted for 41% of the Company's 2000 revenues. (Reference is made to Notes 11 and 12 of the Company's Consolidated Financial Statements for additional information.) The Company, in late 2000, consolidated its two facilities in Singapore into one new facility. The new facility will allow the subsidiary to provide cost effective and efficient services to its customers.

The Company uses CRITERIA systems and burn-in boards to provide burn-in services. The Company utilizes serial testing equipment, burn-in equipment and other related equipment acquired from others in certain testing and other services procedures. Services are generally sold on a periodically adjusted per-unit-processed basis.

POWER SOURCES ("Power Sources"). The operating components of electronic equipment frequently have varying electrical requirements. Rather than provide electricity to each component separately, specialized devices called DC-DC converters or power sources are used to convert direct current voltage into a higher or lower voltage. By using small DC-DC converters, electronic equipment can operate from a single output power supply, yet provide different voltages to different operating components. These DC-DC converters allow designers of electronic equipment to localize power requirements, increase modularity in the product design, and expand equipment features without having to redefine power needs. The Company specializes in the 1 to 30 watt DC-DC converter market and designs, manufactures and markets a wide range of power sources classified into the various product series. The Power Sources segment accounted for 8% of the Company's revenues in 2000.

Products in the Power Sources segment are generally based on the designs which were originally introduced by the Company in 1972. The principal products the Company currently manufactures are (1) the LAN-PAC(tm), a power source designed specifically to operate with Local Area Network computer applications; (2) the S-PAC(tm), a one watt unit in a single-in-line package ("SIP"); (3) the Q-PAC(tm), which is a one watt unit in a dual-in-line package ("DIP"); (4) the Z-PAC(r), which is a high efficiency DC-DC power source and (5) various model types in the 5 to 30 watt range.

The Company is developing and introducing additional models of DC-DC converters, which will increase the number of higher wattage units in the product line. The Company also continues to design new products using surface mount technology for manufacturing power source products. Surface mount technology removes the human element from certain manufacturing processes, thereby enhancing the reliability of the power sources. The technology also allows product assembly in smaller packages and therefore provides higher power output from smaller units.

Power sources are designed at the Company's Houston, Texas facility and are manufactured in the Company's Costa Rica facility.

(b)    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. The Company's business is divided into three industry segments - (i) manufacture of testing and conditioning products (Testing Products), (ii) services which condition and test integrated circuits as a service to others (Services), and (iii) manufacture of power sources (Power Sources). The information included in Note 5 of the Company's Consolidated Financial Statements provides additional information regarding the Company's industry segments.

(c)    NARRATIVE DESCRIPTION OF BUSINESS. The business of the Company is generally described in part (a) of this Item 1. The following paragraphs provide additional information about the Company's business. Unless otherwise indicated, the information provided is applicable to all industry segments in which the Company operates.

        (i)      PRINCIPAL PRODUCTS. Information about the principal products and services of the Company is given in part (a) of this Item 1. The Testing Products segment of the Company's business has historically been the dominant segment and was the dominant segment in 2000 and 1998. The Services segment was the dominant segment in 1999. The following table sets forth the percentage of the Company's total revenues by business segment:

	Years Ended December 31,
Business Segment	2000	1999	1998
Testing Products	51%	26%	64%
Services	41	62	28
Power Sources	8	12	8
Total revenues	100% ===	100% ===	100% ===

Reference is made to Note 5 of the Company's Consolidated Financial Statements for additional information.

       (ii)     NEW PRODUCTS. During 2000, Reliability's Testing Products segment focused development activities on developing the key components of the Company's next generation testing products system as well as upgrades to its current products. The system and upgrades are being designed to meet the technical requirements created by the continuously shrinking geometries of the new generations of memory and micrologic devices. The development projects specifically address high speed test and interface electronics, the management of large amounts of current at very low voltages, thermal management techniques, handling large variations in heat dissipation from device to device, and methods to effectively manage higher power in a chamber at lower operating temperatures. Some of the new features that were introduced during 2000 were incorporated into the CRITERIA 18 product line, resulting in the introduction of the CRITERIA 18-HP. A significant portion of the revenues in the Testing Products segment in 2000 relate to the CRITERIA 18-HP. The capabilities and features that are under development will be incorporated into the Company's next generation system, the CRITERIA 20, which is expected to be introduced during the summer of 2001.

The power source market is continuing to demand devices that function more efficiently, driven by a requirement for higher wattage devices in smaller packages. During 2000, the Company expanded the 1 to 2 watt miniature DC-DC family. During 2001, the Company expects to expand this family to include regulated units in both SIP (through-hole) and DIP (surface-mountable) packages. The Company continues to design all new DC-DC converters so that the efficiencies related to surface mount technology can be used in the manufacturing process.

      (iii)    RAW MATERIALS AND INVENTORY. The Company's products are designed by its engineers in Houston, Texas and are manufactured, assembled, and tested at its facilities in Houston, Texas; San Jose, Costa Rica; and, to a limited degree, in Singapore. The Company's products contain certain parts which it manufactures and components purchased from others. Some metal fabrications and subassembly functions are performed by others for the Company.

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

       (iv)    PATENTS, TRADEMARKS. Because of rapidly changing technology in the electronics industry, the Company believes its future success is dependent on the quality of its products and services, the technical skills of its personnel, and its ability to adapt to the changing technological environment supplemented by protection of proprietary developments and inventions. The Company has patents and pending patent applications in the United States and certain other countries on components of its testing and conditioning products and ancillary equipment. The Company considers certain of its patents or patent applications to be significant, but not material, to the Company's business.

The Company has certain trademarks which are registered with the U.S. Patent and Trademark Office for use in connection with its products and services, including "ri (and design)," "RELIABILITY," "CRITERIA," "V-PAC," and "Z-PAC." In addition, the Company uses certain other tradenames which are not presently registered, including "INTERSECT," "RELNET," "EX-SERT," "S-PAC," "Q-PAC," "CRITERIA 18-HD," "CRITERIA 18-HP," "CRITERIA 20," "I-2000" and others not listed here which are used less frequently. The Company relies on copyrights and trade secrets to protect its computer software.

The Company has in the past and will in the future take appropriate action to protect all of its patents, copyrights, trade secrets and trademarks, as well as its other proprietary rights.

         (v)    SEASONALITY. The Company's business is not seasonal, but is cyclical, depending on the electronics manufacturing and semiconductor industries.

         (vi)    WORKING CAPITAL. The Company finances its inventory and other working capital needs using internally generated funds and has in the past used periodic borrowings to finance its needs. The Company has short-term credit facilities on which it could draw additional funds. Reference is made to

Note 3 of the Company's Consolidated Financial Statements for additional information as to the credit agreements under which working capital is or could be available if required.

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

In 2000, Advanced Micro Devices, Inc. ("AMD") and Intel Corporation ("Intel") accounted for 49% of consolidated revenues; these two customers accounted for 38% and 30% of consolidated revenues in 1999 and 1998, respectively. In 2000, 1999 and 1998, Intel Corporation ("Intel"), International Business Machines Corporation ("IBM"), AMD, United Test Center, Inc ("UTC") and Alliance Semiconductor Corporation ("Alliance") accounted for 86%, 50% and 64% of consolidated revenues. AMD and Alliance are customers of the Services segment only; Intel and IBM are customers of the Testing Products segment only, and UTC is a customer of both segments.

The Company operated Service facilities in Durham, North Carolina and Austin, Texas. When the sole customer at each of such facilities (Mitsubishi in Durham in 1998 and Motorola in Austin in 1999) informed the Company that it would significantly decrease the amount of product sent for testing or would cease using the Company's services altogether, the Company closed the facilities. In 1998, upon the sale by TI of its DRAM operations to Micron Technology ("Micron"), the Company was informed that Micron would decrease the amount of products sent for testing and ultimately stopped sending product in 1999. In 1999, the Company restructured its Singapore Services capabilities in response to changes in demand for services at the facility. New customers and customers of BEST, that was acquired by the Company in 1998, have replaced the decline in revenues that resulted from the loss of Micron.

The Company believes that its relationships with its customers are good. The loss of major customers or a significant reduction in orders from a major customer in any business segment and the failure of the Company to obtain other sources of revenue has had and could, in the future, have a material adverse impact on the Company. The Company has no long-term contracts with its major customers.

  BACKLOG. The following table sets forth the Company's backlog at the dates indicated:

	December 31,
Business Segment	2000	1999
	(In thousands)
Testing Products	$2,887	$2,133
Services	762	58
Power Sources	275	190
Total	$3,924 ====	$2,381 ====

Backlog for sales of Testing Products and Power Sources represents orders for delivery within 12 months from the date on which backlog is reported. Backlog for Services represents orders for services where the ICs to be conditioned have been delivered to the Company and orders for testing products that are directly related to providing services to customers. The Company's backlog as of December 31, 2000 is believed to be firm, although portions of the backlog are not subject to legally binding agreements.

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

The primary areas of competition for the Company's Services are price, service level and geographic location. The Singapore Services facility provides services to a small number of major IC manufacturers in Singapore and, to a limited degree, companies in Southeast Asia that manufacture and use ICs.

The world market for power sources is divided into the merchant and the captive markets. The Company estimates there are more than 1,000 competitors in the merchant market of the power sources manufacturing business, most of which target a particular application for their business. The Company believes there are approximately 20 to 30 significant competitors whose products compete directly with those of the Company in its U.S. and foreign markets. Competition in the Power Sources segment is based primarily on the specific features of the power sources, price and quality.

  RESEARCH. The demands of the semiconductor industry for increasingly complex and sophisticated equipment requires the Company to continuously develop new products and to review and modify its existing products and services to adapt to technology changes in the industry. The Company also focuses on the development of options for its INTERSECT and CRITERIA product lines. In 2000, 1999 and 1998, the Company spent $1.6 million, $1.7 million and $2.0 million, respectively, on research and development activities. Development projects related to the Testing Products segment account for a significant portion of research and development expenditures.

       (xii)    ENVIRONMENTAL MATTERS. The business of the Company is not expected to be affected by zoning, environmental protection, or other similar laws or ordinances.

      (xiii)    EMPLOYEES. On December 31, 2000, the Company had 397 employees, of which 16 were contract or temporary employees. The Company's continued growth depends on its ability to attract and retain its technical staff and skilled employees. During recent years, the Company has experienced a low turnover rate among its U.S. employees. The turnover rate increased somewhat during the first half of 2000, but has stabilized. Due to the low unemployment rate in Singapore, turnover at the Singapore subsidiary has been high.

 (d)      FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. See Note 5 to the Company's Consolidated Financial Statements for a table showing information about foreign and domestic operations of the Company for the last three years. The Testing Products segment has had significant revenues from Costa Rica, Israel, Italy, Malaysia, The Philippines and Taiwan during the past three years.

Item 2. Properties.

The Company's headquarters, including its manufacturing and research and development facility for Testing Products, is located in a 131,000 square foot facility on a seven acre tract of land in Park 10, an office and industrial park on Interstate Highway 10, located on the west side of Houston, Texas. The Company leased this facility until its purchase in March 1995. The Company financed the purchase of its headquarters; during the first quarter of 1999, all indebtedness related to the facility was paid and all liens were released. The Company occupies 96,000 square feet in the building and leases the remaining 35,000 square feet to an unrelated party.

A subsidiary of the Registrant, until December 2000, leased two facilities totaling 46,000 square feet in Singapore. During the fourth quarter of 2000, the Singapore operations were relocated to a new 45,000 square foot facility with a three year lease. The Singapore facility is devoted to Services operations. The Austin, Texas Services facility occupied 16,000 square feet of leased space from December 1998 to September 30, 1999. The Austin lease expires in March 2001 and the facility has been sub-leased for the remaining term of the lease. A subsidiary of the Registrant owns a 29,500 square foot building in a free trade zone in San Jose, Costa Rica. The subsidiary utilizes 22,600 square feet in the building for the manufacture of power sources. The San Jose facility is debt free and is not subject to any encumbrance. See Notes 3 and 9 to the Company's Consolidated Financial Statements for information concerning encumbrances and leases.

The Company considers its properties suitable and sufficient for its needs and has no current plans to expand or relocate.

The Company owns land and a 43,500 square foot building in Durham, North Carolina. The Durham facility was leased to a third party for four months in late 2000 and early 2001; it is currently unoccupied and is listed for sale.

Item 3.	Legal Proceedings. Not applicable.
Item 4.	Submission of Matters to a Vote of Security Holders. Not applicable.

Item 4A.    Executive Officers of the Registrant.

The following table sets out certain information regarding each executive officer of the Company:

Name	Age	Officer of Reliability Incorporated Since	Position Currently Held with Reliability Incorporated

Larry Edwards	59	1981	Chairman of the Board of Directors, President and Chief Executive Officer

Max T. Langley	54	1978	Senior Vice President, Chief Financial Officer, Secretary and Treasurer

James M. Harwell	46	1993	Vice President

Paul Nesrsta	44	1993	Vice President

J. E. (Jim) Johnson	55	1994	Vice President

Mr. Edwards has been President and Chief Executive Officer of the Company since 1993 and became a Director and Chairman of the Board of Directors in 1995. Mr. Edwards has been employed by the Company in various capacities since 1977.

Mr. Langley has held his present position since 1984.

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

PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters.

The common stock of Reliability trades on The Nasdaq Stock Market(r) under the stock symbol REAL. The high and low sale prices for 2000 and 1999, as reported by The Nasdaq Stock Market, are set forth below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2000
High	$9.38	$5.88	$4.50	$3.97
Low	2.69	3.75	2.84	2.19
1999
High	$6.13	$5.81	$6.44	$3.75
Low	3.50	3.56	3.44	2.25

The Company paid no cash dividends in 2000 or 1999. The Company intends to retain earnings for use in its business and therefore does not anticipate paying dividends in the foreseeable future.

The Company has only one class of stock, which is common stock with full voting rights. In 2000 and 1999, the Company sold and issued shares of common stock to its key employees, officers and directors who exercised stock options. All common stock shares that were issued under the stock option plan in 2000 and 1999 were registered under Registration Statements on Form S-8.

Reliability had approximately 700 shareholders of record as of February 9, 2001. Management estimates there are approximately 3,200 beneficial owners of Reliability common stock.

Item 6.     Selected Financial Data.

The following table sets forth certain selected financial data for the years indicated:

	Years Ended December 31,
	2000	1999	1998	1997	1996
	(In thousands, except per share data)
INCOME STATEMENT DATA: Revenues	$22,235	$16,551	$33,543	$47,220	$35,760
Cost of revenues	12,606	10,750	16,330	23,653	18,027
Gross profit	9,629	5,801	17,213	23,567	17,733
Expenses:
Marketing, general and administrative	6,421	5,540	8,383	9,679	8,043
Research and development	1,561	1,654	2,009	1,578	2,197
Provision for asset impairments restructuring and shut-down	416	800	607	-	-
Relocation expenses	390	-	-	-	-
Interest (income) expense, net	(956)	(649)	(491)	66	53
Total expenses	7,832	7,345	10,508	11,323	10,293
Income (loss) before income taxes	1,797	(1,544)	6,705	12,244	7,440
Provision (benefit) for income taxes	746	(288)	2,468	4,112	2,594
Net Income (loss)	$ 1,051 =====	$(1,256) =====	$ 4,237 =====	$ 8,132 =====	$ 4,846 =====

Earnings (loss) per share (1):
Basic	$ .16	$ (.19)	$ .69	$ 1.25	$ .57
Diluted	.16	(.19)	.68	1.23	.57

Weighted average shares (1):
Basic	6,643	6,628	6,111	6,500	8,486
Diluted	6,692	6,628	6,201	6,604	8,486

BALANCE SHEET DATA:
Total assets	$31,278	$28,649	$33,246	$29,801	$26,603
Working capital	18,208	16,401	15,159	11,906	12,728
Property and equipment, net	6,842	7,595	9,536	10,682	9,257
Long-term debt	-	-	-	1,560	1,961
Total stockholders' equity	27,472	26,394	27,577	20,642	19,668

  The weighted average number of shares used in the earnings per share calculations have been adjusted to give effect to a 1997 two-for-one stock split in the form of a dividend and the reduction in shares resulting from the purchase of 1,270,221 shares of the Company's common stock in March 1997 and the purchase of 79,700 shares in 2000. (See Note 4 of the Notes to Consolidated Financial Statements.)

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

FINANCIAL CONDITION.

The primary sources of Reliability's liquidity are cash provided by operations and working capital. The parent Company and its Singapore subsidiary have substantial cash available to support anticipated liquidity requirements. The Company maintains lines of credit to supplement the primary sources of capital. Changes in the Company's financial condition and liquidity during the three year period ended December 31, 2000 are generally attributable to (1) changes in cash flows from operating activities, including the effect of significant changes in revenues and expenses in each of the three years, (2) implementation of a plan, in 2000, to repurchase certain amounts of Company stock, (3) the effects of changes in operations related to the acquisition of certain assets in the Services segment during 1998, (4) accelerating payments on a mortgage in 1998 and payment in full of the mortgage in 1999, (5) the shut-down of the Company's Austin, Texas Services facility in 1999 and the North Carolina Services facility in 1998, (6) changes in operations at the Company's Singapore facility throughout the three year period, (7) purchase of equity and debt securities in 1999, (8) changes in the levels of capital expenditures during the three year period and (9) consolidation of the Company's Singapore operations into one facility during the second half of 2000.

Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following table:

	2000	1999	1998

Working capital:
Working capital (thousands)	$18,208	$16,401	$15,159
Current ratio	6.6 to 1	11.7 to 1	4.0 to 1

Equity ratios:
Total liabilities to equity	0.1	0.1	0.2
Assets to equity	1.1	1.1	1.2
Profitability ratios:
Gross profit	43%	35%	51%
Return on revenues	5%	(8)%	13%
Return on assets	3%	(4)%	13%
Return on equity	4%	(5)%	15%

The Company's financial condition has remained strong throughout the three-year period ended in 2000. Working capital increased to $18.2 million at December 31, 2000, compared to $16.4 million and $15.2 million at December 31, 1999 and 1998, respectively. The ratio of current assets to current liabilities was a very healthy 6.6 to 1 at December 31, 2000, an increase from 4.0 to 1 at December 31, 1998. The Company's current ratio was unusually high at December 31, 1999, due to significant decreases in liabilities related to the decline in production levels and cash accumulations. Since current liabilities decreased at a rate faster than current assets decreased, the current ratio increased 193% to 11.7 to 1 at December 31, 1999.

Capital expenditures during 2000, 1999 and 1998 were $1.7, $0.9 and $0.9 million, respectively. Expenditures during all three years were primarily related to purchase of equipment used by the Singapore Services facility to provide services to its customers. Expenditures in 1998 also included equipment for the Testing Products segment. The Company acquired various equipment and assets from BEST in 1998 with a total cost of $2.7 million and paid an additional $1.2 related to goodwill.

Significant changes in demand for the Company's products and services during the three year period resulted in backlog and revenues decreasing substantially and then increasing during 2000. The operating effects related to the changes in revenues affected various elements of cash provided by operations, as reflected in the Consolidated Statements of Cash Flows. Revenues increased during 2000, resulting in changes in the various components of working capital and contributing to the decrease in the current ratio to 6.6 to 1 at December 31, 2000, which management still considers very healthy.

Backlog totaled $3.9 million at December 31, 2000, compared to $2.4 million at December 31, 1999.

Net cash provided by operating activities for the year ended December 31, 2000 was $2.4 million compared to $0.4 million used by operations in 1999 and $11.0 million provided by operations in 1998. The principal items affecting cash provided by operations in 2000 were (1) a $3.8 million increase in accounts receivable, (2) depreciation and amortization of $2.2 million, (3) net income of $1.1 million (4) a $0.6 million decrease in refundable income taxes, (5) accounts payable, income taxes payable and accrued liabilities increased a total of $1.8 million, resulting from a general increase in most items included in accrued liabilities due to accrual throughout the year of various items, such as property taxes, that will be paid in the following year and (6) an increase in incentive bonus accruals that are directly related to the increase in profitability. The increase in income taxes payable resulted from an increase in taxes on profits of the U.S. company and a foreign subsidiary. A significant portion of the increase in accounts receivable resulted from the sale of $2.0 million of testing products in January 2000 and the account receivable related to that sale being collected in 23 monthly installments. A reserve for impairment of assets of $0.4 million, as explained later in this discussion, was recorded in 2000 and a $0.2 million loss on disposal of fixed assets related to the relocation of the Singapore facility was also recorded in 2000.

Significant elements included in the calculation of cash used by operating activities in 1999 were depreciation and amortization of $2.5 million, reduced by the net loss of $1.3 million and $0.6 million of refundable income taxes associated with the loss. Accrued liabilities decreased $2.0 million. The decrease in accrued liabilities was primarily related to a decrease in payroll accruals, principally bonus accruals, and other decreases resulting from the decline in profitability and production levels. Inventories increased $0.5 million due to the purchase of inventory related to shipments scheduled during the first quarter of 2000. A decrease in accounts receivable of $0.9 million, resulting from a decrease in revenues, provided cash for operations. The Company invested $0.9 million in equity and debt securities in 1999 and payment of the balance of long-term debt and payment of a note to a shareholder totaled $0.8 million. In addition, a $0.8 million provision for the shut-down of a facility, $0.6 million of proceeds from the sale of assets of the facility and cash disbursements related to the shut-down and restructuring reserve affected various elements of cash flows.

During January 2000, the Company's common stock traded between $3.00 and $4.00 per share. In February 2000, the Company announced a plan to repurchase up to 1.5 million shares of its common stock. The stock traded above the January 2000 price range during several months following the announcement, but has traded below the $4.00 range during later months of 2000, and the Company repurchased a total of 79,700 shares as of December 31, 2000. The Company limited purchases to prices below certain per share amounts, and the repurchases are limited by SEC regulations, including regulatory daily volume limitations.

During the three-year period, the Company has maintained a credit facility with a financial institution to provide credit availability to supplement cash provided by operations, if required. The Company's Singapore subsidiary maintains a small overdraft facility to support the subsidiary's credit commitments.

Reliability's revenue is dependent on conditions within the semiconductor industry, and, in the Testing Products segment, the capital expenditure plans of its customers. Profitability is dependent on revenues and the Company's ability to control expenses. The Company's Testing Products segment is dependent on capital expenditures by its semiconductor manufacturer customers and the Services segment is dependent on the electronics industry's demand for ICs sold by the Company's customers. In general, the electronics and semiconductor industries are highly cyclical and experience periods of oversupply and excess production capacity. Beginning in late 1997, oversupply and excess production capacity began to affect demand for test equipment. This resulted in a significant decrease in the amount of new orders for testing products and changes in demand for services sold by the Company in 1998, 1999 and the first half of 2000. The acquisition of certain services activities from BEST in December 1998 resulted in revenues in the Services segment increasing in 1999 and the first three quarters of 2000. New orders for Testing Products increased in the last half of 2000. There have been recent warnings from some leading semiconductor companies that growth is expected to slow and orders may be affected if the slowdown materializes. Inquiries and forecasts by certain customers needing new or retrofit capacity provide some visibility that demand for the Company's products may continue at current levels and may increase later in the year. Changes in product mix and increases in demand for ICs that are sold by customers of the Singapore Services facility resulted in increased demand for services provided by the facility in 2000, compared to 1999. Demand decreased somewhat in the fourth quarter of 2000, but the overall current forecast is for an increase in revenues in the Services segment in 2001. The forecasted increase includes revenues from a new major customer, beginning in the first quarter of 2001.

Current projections indicate that the Company's cash and cash equivalent balances, future cash generated from operations and available lines of credit will be sufficient to meet its projected cash requirements during 2001.

RESULTS OF OPERATIONS.

OVERVIEW. Changes in revenues from the sale of testing products sold by the Company during the three year period ended in 2000 reflect changes in demand by specific customers resulting in volume decreases in 1998 and 1999 and volume increases and product mix changes in 2000. The acquisition of Services activities from BEST in December 1998 and a general increase in demand for services provided by the Company's Singapore subsidiary contributed to a 20% increase in Services revenues at the Singapore facility in 2000 and an overall 10% increase in Services revenues in 1999. The Company's Austin, Texas Services facility provided services principally to one customer and accounted for 14% of consolidated revenues for 1999. The facility was closed in September 1999 because the customer stopped sending product to the facility.

Services revenues in 2000 and 1999 were positively impacted by the Company's acquisition of two services operations from BEST in December 1998. The results of operations related to the acquisition have been included in the Company's operations since December 1998. Product mix changes and price competition in the Power Sources segment resulted in a decrease in unit volumes and a decline in total revenues in 2000 and 1999.

REVENUES. Revenues for 2000 increased 34% to $22.2 million, reflecting an increase of $6.9 million in the Testing Products segment and decreases of $1.0 and $0.2 million in the Services and Power Sources segments, respectively. Revenues for 1999 decreased 51% to $16.6 million, reflecting decreases of $17.2 and $0.7 million in the Testing Products and Power Sources segments, respectively, and an increase of $0.9 million in the Services segment.

Revenues in the Testing Products segment were $11.3 million for 2000, which was an increase of 157% from the same period in 1999. The increase was related to changes in demand and volume changes resulting from a customer upgrading its existing systems to a technical level that is required to process its increasingly complex devices. Revenues from the sale of INTERSECT products increased $2.3 million, while revenues from the sale of CRITERIA products increased $4.6 million. In 1999, one of Reliability's customers implemented a program to outsource production of certain devices. This resulted in a purchase of INTERSECT systems in 2000 by the company that was selected to outsource our customer's product. CRITERIA revenues increased due to an increase in the number of CRITERIA systems upgrades delivered to a customer. The increase reflected increased demand due to the increasing complexity of new generation ICs sold by the customer. Revenues in the Testing Products segment were $4.4 million for 1999, which was an 80% decrease over 1998. The decrease resulted from the fact that the Company's two major customers for products of this segment implemented programs to more effectively utilize their existing capacity and to upgrade systems rather than purchase new systems, resulting in revenues from the sale of INTERSECT products decreasing $9.4 million and revenues from the sale of CRITERIA products decreasing $7.8 million.

Revenues in the Services segment for the 2000 period were $9.2 million, a decrease of 9% compared to the corresponding 1999 period. The decrease resulted from the closing of the Company's Austin, Texas Services facility at the end of the third quarter of 1999. Revenues at the Singapore Services facility for the 2000 period increased 20% compared to the 1999 period. The increase at the Singapore facility resulted from increased demand for certain products sold by the two principal customers of the subsidiary and a change in the mix of services required by a customer, resulting in an increase in higher value-added revenues, and thus higher unit prices. Revenues in the Services segment increased 10% in 1999 to $10.2 million. The increase was related to revenues from customers acquired in December 1998 from BEST. Approximately 80% of revenues in the Services segment in 1999 were related to the BEST acquisition. The Austin facility, which was closed in September 1999, accounted for 24% of revenues in this segment in 1999.

Revenues in the Power Sources segment decreased 12% in 2000 to $1.7 million, after decreasing 27% to $2.0 million in 1999. Revenues were affected in 2000 and 1999 by changes in demand, an aging product line, price competition and a decline in market penetration that resulted in volume decreases and cancellation of a contract by a distributor.

COSTS AND EXPENSES. Changes in costs and expenses during the three year period were primarily related to changes in revenues, changes in incentive bonus expense, closing and restructuring Services facilities, acquiring services facilities from BEST, relocating the Singapore Services operations, asset impairment changes and the effect of expense control programs during the period.

Total costs and expenses for 2000, excluding interest and the provisions for impairments, restructuring, shut-down and relocation increased $2.6 million or 15% compared to the 34% revenue increase of $5.7 million. Cost of revenues increased $1.9 million; marketing, general and administrative expenses increased $0.9 million and research and development expenses decreased $0.1 million. Expenses for 2000 included a $0.4 million provision for impairment of assets and $0.4 million of relocation expenses. Total costs and expenses, excluding interest and provisions for asset impairment and shut-down decreased $8.8 million or 33% in 1999, compared to the 51% revenue decrease of $17.0 million. Cost of revenues decreased $5.6 million; marketing, general and administrative expenses decreased $2.8 million; and research and development expenses decreased $0.4 million. Total costs and expenses in 1999 included a $0.8 million provision for shut-down of the Austin Services facility.

GROSS PROFIT. The Company's gross profit, as a percent of revenues, was 43% in 2000, 35% in 1999 and 51% in 1998. The increase in gross profit to 43% in the 2000 period is attributable to the Testing Products segment. The gross profit in the Testing Products segment is higher than the gross profit in the other two segments. Revenues in the Testing Products segment increased 157% and accounted for a significantly higher percent of total consolidated revenues in the 2000 period, resulting in the overall increase in gross profit in 2000, compared to 1999. The gross profit in the Power Sources segment, in 2000, decreased slightly due to a 12% decrease in revenues resulting from volume decreases. The decrease in gross profit from 51% in 1998 to 35% in 1999 is attributable, in general, to the fact that fixed costs could not be fully absorbed due to the significant revenue decreases in the Testing Products and Power Sources segments. In addition, the Services segment accounted for a significantly higher percentage of total consolidated revenues in the 1999 period than in the 1998 period. This resulted in a decrease in the consolidated gross profit in 1999, compared to 1998, because the gross profit in the Services segment is fundamentally lower than in the other two segments. In addition, the gross profit in the Services segment decreased in 1999, compared to 1998, due to price competition and a change in product mix resulting from the change in customers. The customers changed due to the closing of the North Carolina facility in early 1998, the loss of the Texas Instruments/Micron revenues throughout 1999 and adding new customers related to the BEST acquisition.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses for 2000 increased $0.9 million or 16% over the 1999 period, compared to a 34% increase in revenues. The increase in expenses is primarily related to an increase in Testing Products revenues which resulted in increases in volume-related expenses, such as commissions, marketing support and similar expenses and, in all business segments, an increase in incentive compensation expense accruals which are directly related to the increase in profitability. Closing the Austin Services facility in 1999 resulted in a $290,000 decrease in expenses in 2000. Marketing, general and administrative expenses for 1999 decreased $2.8 million, or 34%, over the 1998 period, compared to a 51% decrease in revenues. The decrease in expenses is primarily related to a decrease in Testing Products revenues which resulted in decreases in volume-related expenses, such as commissions, warranty and similar expenses and, in all business segments, a decrease in incentive compensation expense accruals which are directly related to the decrease in profitability. The shut-down of the Company's North Carolina facility in 1998 and a modest reduction in volume-related expenses in the Power Products segment also contributed to the decrease. The overall decrease was reduced, in 1999, by an increase in expenses associated with the operations acquired from BEST in December 1998 and was affected by closing the Austin Services facility in September 1999. In addition, expenses in all business segments were reduced, in 1999, because incentive compensation accruals declined due to the decrease in profitability in all segments and for the Company as a whole. Expenses in the Power Sources segment decreased due to expense controls and a decrease in personnel levels due to a reduction in revenues.

RESEARCH AND DEVELOPMENT. Research and development expenses were $1.6 million in 2000, compared to $1.7 million in 1999 and $2.1 million in 1998. A significant portion of the expenditures in each of the years was for development of testing and conditioning products, including significant expenditures related to development of new features for existing product lines and, in 2000, development of a new CRITERIA product that is scheduled for release in 2001. Reliability is committed to continuing a significant research and development program, and development costs may increase in 2001.

PROVISION FOR ASSET IMPAIRMENT, RESTRUCTURING, AND SHUT-DOWN. The Company, in April 1998, closed its Services facility in North Carolina. Land and a building occupied by the Services operation have been carried as assets held for sale. An impairment reserve related to the assets was recorded in 1998 and totaled $100,000. The reserve was increased to $200,000 during the second quarter of 2000. The increase in the reserve was based on updated information applicable to the assets' fair value, less cost to sell. The carrying value of the land and building at December 31, 2000 totals $2.0 million. The assets are being actively marketed, although no assurances can be given that they will be sold during 2001.

In the fourth quarter of 2000, a company in which the Reliability has an investment filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code, and the Company recorded a $316,000 provision to write down the cost basis of the asset to its fair value. A deferred tax benefit of $107,000 related to the write down was also recorded.

The Company, in 1999, recorded a $0.8 million provision for shut-down of its Austin facility. The facility was closed because the operation had only one customer and that customer advised the Company that the volume of product supplied to the Company for processing would be decreased. The Company recorded a $507,000 provision for restructuring of its Singapore operations in 1998, due to a significant reduction in the volume of ICs processed for Micron Technology. The volume decrease relates to Micron's acquisition of the Texas Instruments DRAM manufacturing facility in Singapore.

INTEREST INCOME AND EXPENSE. The changes in net interest during the three year period reflect an increase in interest income and a decrease in interest expense. Interest income was affected by changes in investable cash and increases in interest rates in 1999 and 2000. Approximately one-half of the interest income in 2000 compared to 1999 relates to interest earned on an account receivable that is being collected over a two-year period. Interest expense decreased due to the fact the Company accelerated payments on, and paid in full, the mortgage related to the Houston facility.

PROVISION FOR INCOME TAXES. The Company's tax rate was 42% in 2000; the benefit rate was 19% in 1999 and the effective tax rate was 37% in 1998. The principal items affecting the Company's tax rate in 2000, 1999 and 1998 were foreign losses for which a tax benefit is not available, lower effective income tax rates related to undistributed foreign earnings and, in 1998, state income taxes.

NET INCOME. Net income before income taxes was $1.8 million in 2000, and the loss before income taxes was $1.5 million in 1999, compared to income before income taxes of $6.7 million for 1998. Net income was $1.1 million in 2000; the net loss was $1.3 million in 1999 and net income was $4.2 million for 1998.

EARNINGS PER SHARE. Diluted earnings per share were $.16 in 2000, the diluted loss per share was $.19 in 1999 and diluted earnings per share were $.68 for the year ended December 31, 1998. An increase in the weighted average shares, in 1999, reduced the loss per share by $.01. The principal item affecting the increase in shares, in 1999, was the 475,000 shares issued in December 1998, related to the BEST acquisition.

FORWARD-LOOKING STATEMENTS

From time to time, the Company may publish forward-looking statements, including those that are contained in this report, relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, market acceptance of Company products and services, obtaining and keeping new customers, the effects of general economic conditions, the impact of competition, product development schedules, problems with technology, delivery schedules, future results related to acquisitions, and supply and demand changes for the Company's products and services and its customers' products and services. Actual results may differ materially from predictions

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk. The Company places its short-term investments, which generally have a term of less than 90 days, with high quality financial institutions, limits the amount of credit exposure to any one institution, and has investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. As of December 31, 2000, the Company had short-term investments totaling $13 million. Due to the short-term nature of these instruments, the carrying value approximates market value. If 2001 average short-term interest rates decreased by 1.0% over 2000 average rates, the Company's projected interest income from short-term investments would decrease by approximately $130,000. The Company had short-term investments totaling $12 million at December 31, 1999. If 2000 average short-term interest rates decreased by 1.0% over 1999 average rates, the Company's interest income from short-term investments would have decreased by approximately $120,000.

The Company had no debt outstanding at December 31, 2000 or 1999 and projects that it may not utilize its $1.0 million line of credit during 2001. The Company does have various letters of guarantee outstanding under a line of credit. The fees for these guarantee documents are at current competitive rates. Market risk, estimated as potential increase in fair value resulting from a hypothetical 1.0% increase in interest rates under the assumption that the Company would fully utilize its $1.0 million line of credit, is (was) estimated to be not material to the Company as of December 31, 2000 and 1999. The Company has historically maintained lines of credit at interest rates that fluctuate with the U.S. prime rate, thus the Company's historical borrowing rates have been near or slightly below prime rates.

Price Risk. As of December 31, 2000 and 1999, the Company held marketable equity securities with fair values of $232,000 and $350,000, respectively. Had market prices of such securities declined 10% as of December 31, 2000 and 1999, the fair values of these instruments would have decreased $23,000 and $35,000, respectively. As of December 31, 1999, the Company held a $500,000 convertible bond which was converted into 1,124,000 shares of preferred stock of the issuer in 2000. Since it is not practicable to estimate the fair value of the bond or preferred stock, as the issuer is in the very early stages of product development and a readily determinable market value does not exist for either the bond or the preferred stock, the Company is unable to quantify the amount of price risk sensitivity inherent in this investment.

Foreign Currency Risk. The Company has subsidiaries located in Costa Rica and Singapore. The functional currency of the two subsidiaries is the U.S. dollar. Revenues of the Costa Rica subsidiary are denominated in U.S. dollars and operating expenses are denominated in the local currency of Costa Rica. Historically, the Costa Rica currency has been devalued frequently, relative to the U.S. dollar, resulting in minimal currency exchange effects on the equivalent U.S. dollar expenses of the subsidiary. The Company estimates that approximately 60% and 50% of its Singapore subsidiary's 2001 revenues and expenses, respectively, will be denominated in Singapore dollars. The balance will be denominated in U.S. dollars. A significant portion of the subsidiary's assets, including cash investments, are denominated in U.S. dollars. Historically, fluctuations in the Singapore dollar/U.S. dollar exchange rates have not had a material effect on the Company. Future changes in the exchange rate of the U.S. dollar to the Singapore dollar may positively or negatively impact the Company's revenues, operating expenses and earnings.

Concentrations of Credit Risk. The Company provides products and services to companies in the electronics and semiconductor industries, many of which are industry leaders. There are a limited number of companies which purchase testing products and services sold by the Company. During 2000 and 1999, the Company's four largest customers accounted for approximately 77% and 64%, respectively, of consolidated revenues. The Company's trade receivables are primarily denominated in U.S. dollars and are generally due within 30 days. In general, trade receivables are collected in a timely manner and historically bad debts have been very low. Timely collection of trade receivables minimizes the currency risk associated with trade receivables that are denominated in foreign currencies.

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

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Reliability Incorporated

We have audited the accompanying consolidated balance sheets of Reliability Incorporated as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliability Incorporated at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

BY /s/ ERNST & YOUNG LLP

Houston, Texas
January 26, 2001

RELIABILITY INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS
	December 31,
	2000	1999
Current assets:
Cash and cash equivalents	$14,303	$13,573
Accounts receivable	5,093	1,267
Inventories	1,292	1,616
Refundable income taxes	-	551
Deferred tax assets	252	351
Other current assets	505	580
Total current assets	21,445	17,938
Property, plant and equipment, at cost:
Machinery and equipment	15,521	13,981
Buildings and improvements	4,610	5,021
Land	530	530
	20,661	19,532
Less accumulated depreciation	13,819	11,937
	6,842	7,595

Assets held for sale	2,035	2,135
Investments	678	647
Goodwill, net of accumulated amortization of $118 and $61 in 2000 and 1999, respectively	278	334
	$31,278 =====	$28,649 =====

See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2000	1999
Current liabilities:
Accounts payable	$ 804	$ 291
Accrued liabilities	1,886	1,029
Income taxes payable	547	145
Accrued shut-down and restructuring costs	-	72
Total current liabilities	3,237	1,537

Deferred tax liabilities	569	718
Commitments and contingencies Stockholders' equity:	-	-
Common stock, without par value; 20,000,000 shares authorized; 6,687,265 and 6,631,765 shares issued in 2000 and 1999, respectively	9,605	9,389
Retained earnings, net of $7,772 in treasury stock retired during 1999	18,104	17,053
Accumulated other comprehensive income (loss)	43	(48)
Less treasury stock, at cost, 79,700 shares in 2000	(280)	-
Total stockholders' equity	27,472	26,394
	$31,278 =====	$28,649 =====

See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
	Years Ended December 31,
	2000	1999	1998
Revenues:
Product sales	$12,997	$ 6,358	$24,294
Services	9,238	10,193	9,249
Costs and expenses:	22,235	16,551	33,543
Cost of product sales	6,171	3,658	10,491
Cost of services	6,435	7,092	5,839
Marketing, general and administrative	6,421	5,540	8,383
Research and development	1,561	1,654	2,009
    Provision for asset impairments, restructuring and shut-down
	416	800	607
    Relocation expenses
	390	-	-
	21,394	18,744	27,329
Operating income (loss)	841	(2,193)	6,214
Interest income, net	956	649	491
Income (loss) before income taxes	1,797	(1,544)	6,705
Provision (benefit) for income taxes	746	(288)	2,468
Net income (loss)	$ 1,051 =====	$ (1,256) =====	$ 4,237 =====
Earnings (loss) per share:
Basic	$ .16	$ (.19)	$ .69
Diluted	$ .16	$ (.19)	$ .68
Weighted average shares:
Basic	6,643	6,628	6,111
Diluted	6,692	6,628	6,201

See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years Ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net income (loss)	$ 1,051	$(1,256)	$ 4,237
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation and amortization	2,245	2,538	1,916
Provision (benefit) for deferred income taxes	(96)	329	277
Provision for inventory obsolescence	103	150	40
Provision for asset impairments, restructuring and shut-down	416	800	607
(Gain) loss on disposal of fixed assets	177	(172)	(14)
Changes in operating assets and liabilities, net of effect from acquisition:

Accounts receivable	(3,826)	911	4,575
Inventories	221	(465)	2,815
Refundable income taxes	551	(551)	-
Other current assets	(96)	28	(72)
Accounts payable	513	(256)	(1,112)
Accrued liabilities	857	(2,016)	(1,637)
Income taxes payable	402	(190)	(392)
Cash payments charged to shut-down and restructuring reserve	(72)	(200)	(207)
Total adjustments	1,395	906	6,796
Net cash provided (used) by operating activities	2,446	(350)	11,033
Cash flows from investing activities:
Expenditures for property and equipment	(1,650)	(847)	(853)
Purchase of marketable equity and debt securities	(61)	(870)	-
Proceeds from sale of equipment	37	634	498
Cash paid for acquired business	-	-	(1,000)
Increase in other long-term assets	-	7	-
Net cash (used) in investing activities	(1,674)	(1,076)	(1,355)
Cash flows from financing activities:
Proceeds from issuance of common and treasury stock pursuant to stock option and employee stock savings plans	216	128	517
Borrowings under revolving credit facility	591	30	457
Payments under revolving credit facility	(591)	(30)	(457)
Purchase of treasury stock	(280)	-	-
Payments on long-term debt	-	(274)	(1,687)
Payment on note payable to shareholder	-	(534)	-
Other	-	(7)	86
Net cash (used) by financing activities	(64)	(687)	(1,084)
Effect of exchange rate changes on cash	22	(16)	-
Net increase (decrease) in cash and cash equivalents	730	(2,129)	8,594
Cash and cash equivalents:
Beginning of year	13,573	15,702	7,108
End of year	$14,303 =====	$13,573 ======	$15,702 ======

See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2000, 1999 and 1998

(In thousands)
			Retained Earnings			Accumulated Other Com-prehensive Income (Loss)	Total Amount	Total Com- prehensive Income (Loss)
	Common Stock			Treasury Stock (at cost)
	Shares	Amount		Shares	Amount
Balance at December 31, 1997	7,270	$6,690	$21,844	(1,214)	$(7,892)	$ -	$20,642
Net income			4,237				4,237	$4,237 ====
Shares issued for acquisition	475	2,095					2,095
Shares issued for exercise of stock options	59	395					395
Shares issued pursuant to employee stock savings plan	7	40					40
Treasury shares issued pursuant to employee stock savings plan		34		7	48		82
Other		86					86
Balance at December 31, 1998	7,811	9,340	26,081	(1,207)	(7,844)	-	27,577
Comprehensive income (loss):
Net (loss)			(1,256)				(1,256)	$(1,256)
Unrealized net (losses) on marketable equity securities						(48)	(48)	(48)
Total comprehensive (loss)								$(1,304) ====
Treasury stock retirement	(1,207)	(72)	(7,772)	1,207	7,844		-
Shares issued for exercise of stock options	27	128					128
Other	1	(7)					(7)
Balance at December 31, 1999	6,632	9,389	17,053	-	-	(48)	26,394
Comprehensive income:
Net income			1,051				1,051	$1,051
Unrealized net gains on marketable equity securities						91	91	91
Total comprehensive income								$1,142 ====
Purchase of treasury stock				(80)	(280)		(280)
Shares issued for exercise of stock options	55	216					216
Balance at December 31, 2000	6,687 ====	$9,605 ====	$18,104 =====	(80) ==	$(280) ===	$ 43 ===	$27,472 =====

See accompanying notes.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS

Reliability Incorporated ("Reliability" or the "Company") is a United States based corporation with operations in the United States, Singapore and Costa Rica. The Company and its subsidiaries are principally engaged in the design, manufacture and sale of equipment used to test and condition integrated circuits. In addition, a subsidiary of the Company operates a service facility which conditions and tests integrated circuits as a service to others. The Company's Testing Products are sold to companies that manufacture semiconductor products and are shipped to locations in the U.S., Europe, Asia and Pacific Rim countries. Services, as of December 31, 2000, are provided principally to two customers in Singapore. The Company acquired, in December 1998, assets of a company that provided services to customers in Austin, Texas and Singapore. The Company closed the Austin facility in September 1999. Another subsidiary manufactures and sells power sources, primarily a line of DC to DC power converters. Power sources are sold to U.S., European and Asian based companies that design and sell electronic equipment.

     PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the prior periods have been reclassified to conform to the 2000 presentation.

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

     INVENTORIES

Inventories, at December 31, are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include:

	2000	1999
	(In thousands)

Raw materials	$ 858	$ 966
Work-in-progress	307	149
Finished goods	127	501
	$1,292 ====	$1,616 ====

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2000

Inventories are presented net of reserves for excess and obsolete inventories of $326,000 and $428,000 as of December 31, 2000 and 1999, respectively.

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

Marketable equity securities are classified as available-for-sale and are carried at their fair value on the balance sheet, with unrealized gains and losses, net of applicable income taxes (benefits) of $22,000 and $(24,000) at December 31, 2000 and 1999, respectively, reported as a separate component of stockholders' equity. Marketable securities are stated at market value, as determined by the most recently published trade price of the securities at the balance sheet date.

The investment in preferred stock at December 31, 2000 is classified as an available-for-sale security. The preferred stock represents a convertible bond that was converted into 1,124,000 shares of preferred stock of the issuer in January 2000 and is stated at cost. It is not practicable to estimate the fair value of the preferred stock, as the issuer is in the early stages of product development and the market value of the investment is not readily determinable. The following table summarizes the Company's investments at December 31:

	2000	1999
	(In thousands)
Preferred stock, at cost	$500	$ -
Convertible bond, at amortized cost	-	500
Marketable equity securities, at cost	167	422
Unrealized net gains (losses) on marketable equity securities	65	(72)
	732	850
Amount classified as current	54	203
Amount classified as long-term	$678 ===	$647 ===

In December 2000, a publicly traded company in which the Company has an investment filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The Company recorded a $316,000 provision to write down the cost basis of the asset to $54,000, which was considered to be its fair value. A deferred tax benefit of $107,000 related to the write-down was also recorded in December 2000.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2000

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

      LONG-LIVED ASSETS

The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company assesses the impairment of long-lived assets, including goodwill, when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

     STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock options. Since the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, generally no compensation expense is recognized. Pro forma information regarding net income and earnings per share, as calculated under the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation", is disclosed in Note 4.

     REVENUE RECOGNITION

Generally, revenues for the sales of products and services are recognized when products are shipped, or services are provided and the collection of such amounts is considered probable, unless the Company has obligations remaining under the purchase orders, in which case, revenue is deferred until all obligations are satisfied. Sales returns have historically been immaterial. The Company leased equipment to a customer in 2000 under a sales-type equipment lease. Revenue was recognized at the time the equipment was delivered and interest income is earned on an accrual basis under an effective annual yield method.

     WARRANTY

The Company warrants products sold to customers for up to three years from shipment. A provision for estimated future warranty costs, which historically have been low, is recorded upon shipment.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2000

     FOREIGN CURRENCY TRANSLATION

The Company's functional currency is the U.S. dollar, thus the financial statements of the Company's foreign subsidiaries are measured using the U.S. dollar. Accordingly, transaction gains or losses for foreign subsidiaries are recognized in consolidated income in the year of occurrence.

     CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of investments, accounts receivable and cash equivalents.

The Company invests in money market instruments and commercial paper with maturities of three months or less. The investments are made through high quality financial institutions, and investments are made only in those securities which have an investment rating in the two most credit-worthy categories. In addition, the Company periodically invests in equity and debt securities. See the disclosures above for additional information about equity and debt securities.

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

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2000

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

2.   INCOME TAXES

The provision (benefit) for income taxes is based on income (loss) before income taxes, as follows:

Geographic Area	2000	1999	1998
	(In thousands)
United States	$ 936	$(1,506)	$6,018
Foreign	763	(243)	446
Eliminations	98	205	241
	$1,797 ====	$(1,544) ====	$6,705 ====

The components of the provision (benefit) for income taxes are as follows:

	Current	Deferred	Total
2000	(In thousands)
Federal	$ 260	$ 26	$ 286
Foreign	572	(122)	450
State	10	-	10
	$ 842 ====	$ (96) ===	$ 746 ====
1999
Federal	$ (704)	$ 269	$ (435)
Foreign	97	60	157
State	(10)	-	(10)
	$ (617) ====	$ 329 ===	$ (288) ====
1998
Federal	$1,946	$154	$2,100
Foreign	173	123	296
State	72	-	72
	$2,191 ====	$277 ===	$2,468 ====

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2000

The differences between the effective tax rate reflected in the provision (benefit) for income taxes on income (loss) before income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% are analyzed below:

	2000	1999	1998
	(In thousands)

Provision (benefit) at statutory rate	$611	$ (525)	$2,280
Tax effects of:
Foreign losses for which a tax benefit is not available	240	305	281
Lower effective income tax rates related to undistributed foreign earnings	(114)	(49)	(138)
State income taxes	7	(7)	48
Other	2	(12)	(3)
	$746 ===	$ (288) ====	$2,468 ====

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

The significant components of the Company's net deferred tax liabilities and assets at December 31, were as follows:

	2000	1999
	(In thousands)
Deferred tax liabilities:
Depreciation	$ 279	$ 412
Tax on unremitted foreign earnings	258	258
Other	32	48
Total deferred tax liabilities	569	718
Deferred tax assets:
Inventory reserves	(102)	(110)
Accrued expenses not currently deductible	(110)	(182)
Foreign net operating loss carryover	(365)	(348)
Unrealized capital loss	(107)	-
Restructuring and shut-down reserves	(25)	(23)
Other	(15)	(36)
Total deferred tax assets	(724)	(699)
Valuation allowance	472	348
Total net deferred tax assets	(252)	(351)
Net deferred tax liabilities	$317 ===	$367 ===

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2000

The Company has established a valuation allowance related to the tax benefits associated with the foreign net operating loss carryover and unrealized capital loss. Management believes that, based on a number of factors, the available evidence creates sufficient uncertainty regarding the realization of these items. The foreign net operating loss carryover is related to a subsidiary that operates in Costa Rica under an export processing tax exemption. The subsidiary was exempt from Costa Rica income tax through 1999 and is 50% exempted, after deducting net operating loss carryforwards, for 2000 through 2003. At December 31, 2000, the Costa Rica subsidiary had a net operating loss carryforward of approximately $2,400,000, expiring in 2001 through 2003. The subsidiary operated at a loss in 2000, 1999 and 1998. In addition, the Company has established a valuation allowance with respect to the unrealized capital loss because realization is dependent upon the Company generating capital gain income in future years.

The Company has provided deferred U.S. income taxes on $3,200,000 of undistributed earnings of its Singapore subsidiary that were accumulated prior to January 1, 1997. The Company has not provided deferred U.S. income taxes on $5,200,000 of earnings that were accumulated after January 1, 1997 that are considered permanently reinvested.

Net cash payments for income taxes during 2000, 1999 and 1998 were $594,000, $132,000 and $2,491,000, respectively.

3.    CREDIT AGREEMENTS

Reliability maintains a line of credit with Wells Fargo Bank Texas, N.A. which permits the Company to borrow up to $1 million until April 1, 2002. Interest is payable at the bank's prime rate minus 1/4% (9.25% at December 31, 2000). Any unpaid principal of the note is due April 1, 2002. The loan agreement provides for a revolving line of credit, secured by substantially all assets of the Company which are located in the U.S., except for land and buildings. The credit facility requires compliance with certain financial covenants related to the Company's current ratio, debt service coverage and funded debt to net income (as defined) and total liabilities to total net worth. The agreement prohibits the payment of cash dividends by the Company unless otherwise agreed to by the bank. The Company was in compliance with the financial requirements of the agreement at December 31, 2000, and there were no balances outstanding under the agreement at December 31, 2000 or 1999.

The Company's Singapore subsidiary maintains an agreement with a Singapore bank that provides for an overdraft facility of 900,000 Singapore Dollars (U.S. $514,000 at December 31, 2000) at the bank's prime rate plus 2% (7.5% at December 31, 2000). There were no balances outstanding at December 31, 2000, but amounts utilized under letter of credit commitments totaled $374,000, resulting in credit availability of $140,000 at December 31, 2000. The loan is collateralized by substantially all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank, and continuation of the credit facility is at the discretion of the bank.

Interest paid on debt during 2000, 1999 and 1998 was $1,000, $18,000 and $125,000, respectively.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2000

Interest income is presented net as follows:

	2000	1999	1998
	(In thousands)

Interest income	$957	$665	$619
Interest (expense)	(1)	(16)	(128)
Interest income, net	$956 ===	$649 ===	$491 ===

4.   STOCKHOLDERS' EQUITY

      STOCK OPTION PLAN

Under the Amended and Restated 1997 Stock Option Plan ("Option Plan"), 1,500,000 shares of common stock were made available for future grants. The Option Plan permits the granting of both incentive stock options and non-qualified options to directors, executive officers and other key employees of the Company and its subsidiaries. The term and vesting of each option is determined by the Board of Directors. The term of each incentive stock option may not exceed 10 years. The exercise price is the fair market value of the Company's common stock on the date the option is granted. Incentive stock options generally vest in three installments beginning six months after the option award. The second and third installments are generally on March 1, one and two years after the initial vesting date. Non-qualified options generally vest on the date granted, but may vest in one or more installments. All option awards encourage the recipients to own shares of common stock by requiring optionees to own shares of Company stock in order to avoid the forfeiture of certain of their unexercised options. The stock ownership inducements begin approximately two years after the option grant date and, in certain instances, increase in three to five annual increments. Unexercised options terminate in installments if the required number of shares of common stock is not owned on the specified date. The number of shares available for future grant was 491,000 at December 31, 2000.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2000

A summary of the Option Plan activity is as follows:

	Options Activity	Weighted Average Exercise Price

Balance at December 31, 1997	350,000	$ 6.43
Options granted	169,000	13.38
Options exercised	(59,000)	3.50
Options expired or cancelled	(28,000)	11.09
Balance at December 31, 1998	432,000	$ 9.24

Options granted	366,000	3.79
Options exercised	(27,000)	3.50
Options expired or cancelled	(25,000)	8.94
Balance at December 31, 1999	746,000	$ 6.79

Options granted	176,000	3.50
Options exercised	(55,000)	3.65
Options expired or cancelled	(72,000)	10.03
Balance at December 31, 2000	795,000 ======	$ 5.98

The weighted average fair values of options granted in 2000, 1999 and 1998 were $2.35, $2.42 and $8.52, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life in Years	Outstanding Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Weighted Average Exercise Price
$ 2.57	154,000	8.9	$ 2.57	72,000	$ 2.57
4.88	161,000	8.2	4.88	145,000	4.88
3.50	308,000	8.0	3.50	132,000	3.50
13.31	20,000	6.2	13.31	20,000	13.31
13.38	122,000	7.2	13.38	77,000	13.38
20.25	30,000	6.2	20.25	30,000	20.25
	795,000 ======		$ 5.98 ====	476,000 ======	$ 6.84 ====

As of December 31, 1999 and 1998, 379,000 and 178,000, respectively, of the outstanding options were exercisable at a weighted average exercise price of $6.98 and $6.26 per share, respectively.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2000

   STATEMENT OF FINANCIAL ACCOUNTING STANDARDS No. 123

SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost in the financial statements for such plans using the intrinsic value based method prescribed by APB 25, provided that certain pro forma disclosures are made of the net income or loss, assuming the fair value based method of SFAS 123 had been applied. For purposes of the pro forma disclosures presented below, the Company has computed the fair value of all options granted during 2000, 1999 and 1998 using the Black-Scholes pricing model and the following weighted average assumptions:

	2000	1999	1998

Risk-free interest rate	5.70%	5.41%	5.60%
Expected lives (years)	5	5	5
Expected volatility	79%	73%	72%
Expected dividend yield	0%	0%	0%

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. If the Company had accounted for its stock-based compensation plan in 2000, 1999 and 1998 in accordance with SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reported as follows:

	2000	1999	1998
(In thousands, except per share data)
Net income (loss):
As reported	$1,051 ====	$(1,256) ====	$4,237 ====
Pro forma	$ 552 ====	$(2,196) ====	$3,667 ====
Earnings (loss) per share:
As reported - basic	$ .16 ====	$ (.19) ====	$ .69 ====
Pro forma - basic	$ .08 ====	$ (.33) ====	$ .60 ====
As reported - diluted	$ .16 ====	$ (.19) ====	$ .68 ====
Pro forma - diluted	$ .08 ====	$ (.33) ====	$ .59 ====

The pro forma disclosures above are not necessarily indicative of the effects of applying SFAS 123 in future years.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2000

   TREASURY STOCK

In March 1997, the Company purchased 1,270,221 shares of its common stock from a stockholder for $6.50 per share. The treasury stock was retired in December 1999.

5.     SEGMENT INFORMATION

The Company's operations consist of three segments: (1) the Testing Products segment designs, manufactures and markets equipment used in the testing and conditioning of integrated circuits by semiconductor manufacturers; (2) the Services segment operates a services facility which conditions and tests integrated circuits as a service to others and (3) the Power Sources segment designs, manufactures and markets power sources, primarily a line of DC-to-DC power converters, which convert direct current voltage into a higher or lower voltage.

The Company evaluates performance and allocates resources based on operating income, which is defined as income before interest income, interest expense and income taxes.

Financial information by industry segment is as follows:

2000	1999	1998
(In thousands)

Revenues from external customers:
Testing Products	$11,253	$ 4,386	$21,596
Services	9,238	10,193	9,249
Power Sources	1,744	1,972	2,698

Inter-segment revenues:
Testing Products	350	148	222
Services	13	11	307
Eliminations	(363)	(159)	(529)
	$22,235 =====	$16,551 =====	$33,543 =====
Operating income (loss)
Testing Products	$ 1,309	$ (1,995)	$ 5,589
Services	1,205	1,572	2,149
Power Sources	(766)	(611)	(546)
Provision for restructuring and shut-down of Services operations	-	(800)	(607)
Provision for impairment of corporate assets	(416)	-	-
General corporate expenses	(491)	(359)	(371)
	$ 841 =====	$ (2,193) =====	$ 6,214 =====

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2000

Financial information by industry segment is as follows - (continued):

	2000	1999	1998
	(In thousands)
Total assets:
Testing Products	$ 8,655	$ 6,687	$ 6,702
Services	5,580	5,783	9,584
Power Sources	1,649	1,647	1,651
General corporate assets	15,394	14,532	15,309
	$31,278 =====	$28,649 =====	$33,246 =====
Depreciation and amortization
Testing Products	$ 384	$ 539	$ 717
Services (1)	1,805	1,934	1,125
Power Sources	56	65	74
	$ 2,245 =====	$ 2,538 =====	$ 1,916 =====
Capital expenditures:
Testing Products	$ 77	$ 160	$ 445
Services	1,548	658	382
Power Sources	25	29	26
	$ 1,650 =====	$ 847 =====	$ 853 =====
(1) Includes amortization of $57,000, $164,000 and $16,000 in 2000, 1999 and 1998, respectively

General corporate assets, in each of the three years, consist of cash investments and certain equity and debt investments that are not specifically identifiable to a segment and, in 2000, 1999 and 1998, assets held for sale of $2,035,000, $2,135,000 and $2,193,000, respectively.

The Company had export revenues from its United States operation to the following geographical areas:

	2000	1999	1998
	(In thousands)
Asia and Pacific	$3,425	$ 638	$ 7,871
Central and South America	1,703	258	712
Europe	31	359	5,270
North America and other	2	109	12
	$5,161 ====	$1,364 ====	$13,865 =====

Export revenues from its United States operation are attributed to geographic areas based on delivery locations.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2000

Financial information by geographic area is as follows:

	2000	1999	1998
	(In thousands)
Revenues from external customers:
United States	$10,914	$ 6,526	$22,657
Singapore	9,502	7,986	8,188
Costa Rica	1,819	2,039	2,698

Inter-geographic revenues:
United States	345	148	-
Singapore	328	11	307
Costa Rica	160	-	-
Eliminations	(833)	(159)	(307)
	$22,235 =====	$16,551 =====	$33,543 =====
Property, plant and equipment, net:
United States	$ 3,164	$ 3,483	$ 4,212
Singapore	2,887	3,309	4,495
Costa Rica	791	803	829
	$ 6,842 =====	$ 7,595 =====	$ 9,536 =====

Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Inter-segment sales and inter-geographic sales of manufactured products are priced at cost plus a reasonable profit.

The Company provides products and services to companies in the electronics and semiconductor industries, many of which are industry leaders. There are a limited number of companies which purchase testing products and services sold by the Company. The Company's four largest customers in 2000 accounted for approximately 77% of consolidated revenues in 2000. These same four customers accounted for 38% and 30% of consolidated revenues in 1999 and 1998, respectively. Three other customers accounted for 13%, 26% and 56% of revenues in 2000, 1999 and 1998, respectively. Accounts receivable are generally due within 30 days, and collateral is not required due to the credit worthiness of the customers to which the Company sells.

Accounts receivable are concentrated in one or more of the Company's significant customers, depending on shipments at that point in time to a particular customer. Historically, the Company's bad debts have been very low, an indication of the credit worthiness of the customers to which the Company sells.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2000

The Company's revenues are concentrated in the electronics industry. However, the Company's customers operate in diverse markets and geographic areas. Customers of the respective segments are indicated by an "X" in the table. Revenues from major customers, as a percent of total revenues are as follows:

	Total Revenues	Testing Products	Services

2000
Customer A	26%	x
Customer B	23		x
Customer C	15		x
Customer D	13	x	x
Customer E	9	x
Customer F	-
Customer G	4	x

1999
Customer A	13%	x
Customer B	25		x
Customer C	-
Customer D	-
Customer E	12	x
Customer F	-
Customer G	14		x

1998
Customer A	29%	x
Customer B	1		x
Customer C	-
Customer D	-
Customer E	34	x
Customer F	21		x
Customer G	1		x

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2000

  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2000	1999	1998
	(In thousands, except per share data)

Net income (loss)	$1,051 ====	$(1,256) ====	$4,237 ====
Weighted average shares outstanding	6,643	6,628	6,111
Net effect of dilutive stock options based on the treasury stock method	49	-	90
Weighted average shares and assumed conversions	6,692 ====	6,628 ====	6,201 ====
Earnings (loss) per share:
Basic	$ .16 ====	$ (.19) ====	$ .69 ====
Diluted	$ .16 ====	$ (.19) ====	$ .68 ====

Options to purchase 387,000, 632,000 and 295,000 weighted average shares of common stock of the Company were excluded from the computation of diluted earnings (loss) per share during 2000, 1999 and 1998, respectively, as inclusion of these options in the calculations would have been anti-dilutive.

7.    EMPLOYEE STOCK SAVINGS PLAN

The Company sponsors an Employee Stock Savings Plan (the "Plan"). The Plan allows eligible United States employees to contribute up to 15% of defined compensation to the Plan and to elect to have contributions not be subject to Federal income taxes under Section 401(k) of the Internal Revenue Code. The Company matches employee contributions to the Plan at a rate equal to 50% of the employee's contribution, but the Company's matching contribution is limited to 2% of the employee's defined compensation. The Company also makes a voluntary contribution of an amount equal to 1% of the defined compensation of all participants. The Company also contributes a profit sharing amount based on the consolidated profits of the Company. The maximum profit sharing contribution is 5% of compensation. The Company's contributions for matching, voluntary and profit sharing contributions were $144,000 in 2000, $110,000 in 1999 and $386,000 in 1998. Employee contributions are invested in Company stock or other investment options offered by the Plan. The Company's contributions are invested solely in Company stock, and vest with the employee over seven years.

The Company has registered and reserved 500,000 shares of common stock for sale to the Plan. The Plan purchased in the open market 40,000, 94,000 and 2,000 shares during 2000, 1999 and 1998, for an aggregate purchase price of $180,000, $453,000 and $25,000, respectively. During 1998, the Plan

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2000

purchased 16,000 shares of stock from the Company for an aggregate purchase price of $122,000. The purchase price per share for stock purchased from the Company was the closing price on the day prior to purchase by the Plan. At December 31, 2000, 61,000 reserved shares remain unissued under the registration statement.

8.     LEASE RECEIVABLE

The Company leased equipment to a customer in 2000 under a sales-type lease. The Company's net investment in the lease (in thousands) as of December 31, 2000 is as follows:

Minimum lease payments receivable	$945
Unearned income	(45)
Net investment	$900 ===

The total net investment of $900,000 is due in 2001.

9.    COMMITMENTS

The Company leases various manufacturing and office facilities under non-cancelable operating lease agreements, expiring through 2003. Rental expense for 2000, 1999 and 1998 was $445,000, $403,000 and $321,000, respectively.

Future minimum rental payments, net of sublease amounts, under operating leases in effect at December 31, 2000 are: 2001 - $444,000; 2002 - $415,000 and 2003 - $346,000.

The Company leases manufacturing and office space in its U.S. facility to a third party under an agreement expiring in June 2001. Rental income for 2000, 1999 and 1998 was $179,000 in each of the respective years. Future lease income under the lease, which will expire in June 2001, will be $137,000. In addition, the Company entered into an agreement in October 1999 to sub-lease the Austin, Texas Services facility to a third party for a period and rental equal to the Company's remaining obligation under the lease. Rental expense and rental income for 2000 and 1999 was $157,000 and $39,000, respectively, and the remaining lease obligation and sub-lease income are $39,000 each, in 2001.

10.   ACCRUED LIABILITIES

	2000	1999
	(In thousands)
Payroll	$1,443	$685
Insurance payable	94	98
Deferred income	178	64
Warranty	49	53
Other	122	129
	$1,886 ====	$1,029 ====

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2000

11.    ACQUISITION

On December 3, 1998, the Company acquired certain assets and assumed certain liabilities from BEST. The assets acquired included equipment, furniture and fixtures, contracts, work-in-progress, backlog, proprietary rights, books and records, customer lists and goodwill. The liabilities assumed consisted of employee related obligations. The purchase price of approximately $3.9 million consisted of (i) $1,000,000 payable in cash, (ii) a note payable of $790,000, and (iii) 475,000 shares of the Company's common stock. The common stock was unregistered and is subject to certain transfer restrictions. The operations acquired were located in Austin, Texas and Singapore and are used to operate burn-in and test services laboratories, providing such services to integrated circuit manufacturers. The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair values as of the date of acquisition. The principal assets acquired were $2.7 million of equipment plus $1.2 million of goodwill. The excess of the purchase price over the net identifiable assets acquired was $1.2 million and is being amortized over a seven-year period on a straight-line basis. The results of operations related to this acquisition have been included in the Company's consolidated financial statements since December 3, 1998. The Austin, Texas facility was closed in September 1999. Impaired goodwill was written off when the Austin facility was closed (See Note 12).

12.    SHUT-DOWN AND RESTRUCTURING OF FACILITIES AND ASSETS HELD FOR SALE

The following table reports activity in the accrued shut-down and restructuring accounts during the years ended December 31:

	2000	1999
	(In thousands)
Accrued costs at January 1	$ 72	$ 300
Provision for shut-down and restructuring:
Employee severance	-	30
Other expenses	-	80
	-	110
Cash payments charged to accounts:
Employee severance	-	(72)
Lease payments	(20)	(101)
Other payments	(52)	(27)
	(72)	(200)
Disposal of excess equipment	-	(138)
Accrued costs at December 31	$ - ===	$ 72 ===

The Company's Austin, Texas facility (which was part of the Services segment) provided services principally to one customer and accounted for 14% and 1% of the Company's consolidated revenues during 1999 and 1998, respectively. The facility was closed on September 30, 1999 because the customer

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2000

notified the Company that it would cease sending product to the facility. The Company recorded an $800,000 provision for shut-down in September 1999 related to the closing of this facility. The provision included a $875,000 write-off of impaired goodwill and a $257,000 write-down to adjust certain fixed assets at the facility to their estimated fair value as determined by management based on its knowledge of market conditions. Proceeds related to the sale of certain fixed assets totaled $442,000 and are included as a reduction of the provision for shut-down. The provision also included employee severance costs related to 32 employees of $30,000 and $80,000 of other expenses to complete the shut-down. A substantial portion of the remaining fixed assets related to the Austin facility were disposed of during the fourth quarter of 1999. The Company has not included an accrual for future rent obligations related to the leased facility in Austin because it has entered into a sub-lease agreement with a third party equal to the Company's remaining obligation under the lease agreement.

Services provided to Texas Instruments Incorporated accounted for substantially all of the revenues of the Company's Singapore Services facility in 1998. On October 1, 1998, Micron Technology acquired the Texas Instruments facility in Singapore and informed the Company that it would continue to utilize the Company's burn-in services, but at a significantly reduced level. Micron accounted for 8% of 1999 consolidated revenues and completely discontinued utilizing the Company's services during the fourth quarter of 1999. Texas Instruments revenues at the Singapore facility accounted for 21% of consolidated revenues for the years ended December 31, 1998. In connection with the decrease in volumes, 57 Singapore employees were terminated and a $507,000 provision for restructuring was recorded in the fourth quarter of 1998. The restructuring provision included $207,000 for severance costs paid to employees who were terminated during 1998; $200,000 related to costs associated with excess leased facilities and $100,000 related to other expenses.

The Company's North Carolina Services facility accounted for approximately 4% of consolidated revenues in 1998 and provided services to one customer. The customer notified the Company in January 1998 that it was necessary to reduce the output of DRAMs burned-in and tested by the Company's Durham facility. The customer ceased sending product and the Company shut down the facility in April 1998. The Company recorded a $100,000 impairment reserve related to the land and building located at the Durham facility in 1998 and recorded an additional $100,000 impairment reserve in the second quarter of 2000. The reserves were recorded to state these assets at the lower of carrying amount or fair value, less cost to sell. The land and a building located in Durham are presented as assets held for sale in the accompanying consolidated balance sheet. The assets held for sale are being actively marketed, although no assurances can be given that they will be sold during 2001. In connection with the shut-down of the facility, 46 Durham employees were terminated. Severance and other related shut-down costs, which were not material, were recorded in 1998.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2000

13.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)

2000
Net sales	$4,602	$4,554	$5,175	$7,904
Gross profit	1,705	1,581	2,027	4,316
Net income (loss)	46	(150)	67	1,088
Earnings (loss) per share:
Basic	.01	(.02)	.01	.16
Diluted	.01	(.02)	.01	.16

1999
Net sales	$4,320	$4,961	$4,935	$2,335
Gross profit	1,561	2,070	1,743	427
Net income (loss)	(262)	184	(507)	(671)
Earnings (loss) per share:
Basic	(.04)	.03	(.08)	(.10)
Diluted	(.04)	.03	(.08)	(.10)

RELIABILITY INCORPORATED
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended December 31, 2000, 1999 and 1998
(In thousands)

	2000	1999	1998
Reserves for obsolete and excess inventory:
Reserves at beginning of year	$428	$ 775	$ 871
Additions charged to costs and expenses	103	150	40
Amounts charged to reserve	(205)	(497)	(136)
Reserves at end of year	$326 ===	$ 428 ===	$ 775 ===

S-1

RELIABILTY INCORPORATED
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

PART III

In accordance with paragraph (3) of General Instruction G to Form 10-K, Part III of this Report is omitted because the Company will file with the Securities and Exchange Commission, not later than 120 days after the end of 2000, a definitive proxy statement pursuant to Regulation 14A involving the election of directors.

PART IV
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(a)	The following financial statements are filed as part of this report:
	1.	Consolidated Financial Statements and Supplementary Data. Listed in the Index to Financial Statements provided in response to Item 8 hereof (see p. F-1 for Index)
	2.	Financial Statement Schedule. Listed in the Index to Financial Statements provided in response to Item 8 hereof (see p. F-1 for Index).

(b)	The following exhibits are filed as part of this report:
	3.1	Restated Articles of Incorporation (with amendment). Reference is made to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
	3.2	Amended and Restated Bylaws
	21.	List of Subsidiaries.
	23.	Consent of Independent Auditors, dated March 9, 2001, related to Employee Stock Savings Plan and Trust.
	23.1	Consent of Independent Auditors, dated March 9, 2001, related to Amended and Restated 1997 Stock Option Plan
(c)	No reports on Form 8-K were required to be filed by the Company during the last quarter of the fiscal year covered by this report.

RELIABILITY INCORPORATED

SIGNATURES

Pursuant to the requirements of Section 13 or (15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  March 14, 2001
RELIABILITY INCORPORATED (Registrant) BY /s/ Max T. Langley Max T. Langley, Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE:  March 14, 2001
BY /s/ Larry Edwards Larry Edwards, Chairman of the Board of Directors, President and Chief Executive Officer
DATE: March 14, 2001
BY /s/ Max T. Langley Max T. Langley, Senior Vice President, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Larry Edwards Larry Edwards, Director	DATE: March 14, 2001
/s/ W. L. Hampton W. L. Hampton, Director	DATE: March 14, 2001
/s/ John R. Howard John R. Howard, director	DATE: March 14, 2001
/s/ Thomas L. Langford Thomas L. Langford, Director	DATE: March 14, 2001
/s/ Philip Uhrhan Philip Uhrhan, Director	DATE: March 14, 2001

RELIABILITY INCORPORATED

INDEX TO EXHIBITS
Exhibit Number	Description	Page Number

3.2	Amended and Restated Bylaws	25
21.	List of Subsidiaries.	39
23.	Consent of Independent Auditors, dated March 9, 2001, related to Employee Stock Savings Plan and Trust.	40
23.1	Consent of Independent Auditors, dated March 9, 2001, related to Amended and Restated 1997 Stock Option Plan.	41