Form 10-Q
period 2001-03-31
RELIABILITY INC
filed 2001-05-10
CIK 34285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2001

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

6,531,965 -- Common Stock -- No Par Value
as of May 4, 2001

RELIABILITY INCORPORATED
FORM 10-Q

TABLE OF CONTENTS

March 31, 2001

PART I - FINANCIAL INFORMATION
		Page No.
Item 1.	Consolidated Balance Sheets: March 31, 2001 and December 31, 2000	3
	Consolidated Statements of Operations: Three Months Ended March 31, 2001 and 2000	4
	Consolidated Statements of Cash Flows: Three Months Ended March 31, 2001 and 2000	5
	Notes to Consolidated Financial Statements	6-11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-15
Item 3.	Quantitative and Qualitative Disclosure of Market Risk	15

	PART II - OTHER INFORMATION
Item 1 through Item 5	Not applicable.	16
Item 6.	Exhibits and Reports on Form 8-K.	16
Signatures		17

The information furnished in this report reflects all adjustments (none of which were other than normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

RELIABILITY INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS

	March 31, 2001 (unaudited)	December 31, 2000 (Note 1)
Current assets:
Cash and cash equivalents	$14,141	$14,303
Accounts receivable	4,957	5,093
Inventories	1,489	1,292
Deferred tax assets	230	252
Other current assets	186	505
Total current assets	21,003	21,445
Property, plant and equipment, at cost:
Machinery and equipment	14,973	15,521
Buildings and improvements	5,252	4,610
Land	530	530
	20,755	20,661
Less accumulated deprecation	13,802	13,819
	6,953	6,842

Assets held for sale	2,035	2,035
Investments	712	678
Goodwill, net of accumulated amortization of $132 and $118 in 2001 and 2000, respectively	264	278
	$30,967 =====	$31,278 =====
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 838	$ 804
Accrued liabilities	1,300	1,886
Income taxes payable	759	547
Total current liabilities	2,897	3,237

Deferred tax liabilities	442	569
Stockholders' equity:
Common stock, without par value; 20,000,000 shares authorized; 6,690,265 and 6,687,265 shares issued in 2001 and 2000, respectively	9,614	9,605
Retained earnings, net of $7,772 in treasury stock retired during 1999	18,423	18,104
Accumulated other comprehensive income	30	43
Less treasury stock, at cost, 126,100 and 79,700 shares in 2001 and 2000, respectively	(439)	(280)
Total stockholders' equity	27,628 $30,967 =====	27,472 $31,278 =====

See accompanying notes

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

Three Months Ended March 31,

	2001	2000
	(unaudited)
Revenues	$6,027	$4,602
Costs and expenses:
Cost of revenues	3,397	2,897
Marketing, general and administrative	1,526	1,385
Research and development	729	393
	5,652	4,675
Operating income (loss)	375	(73)
Interest income, net	219	224
Income before income taxes	594	151
Provision (benefit) for income taxes:
Current	373	145
Deferred	(98)	(40)
	275	105
Net income	$ 319 =====	$ 46 =====
Earnings per share:
Basic	$ .05 =====	$ .01 =====
Diluted	$ .05 =====	$ .01 =====
Weighted average shares:
Basic	6,588 =====	6,646 =====
Diluted	6,643 =====	6,779 =====

See accompanying notes

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Three Months Ended March 31,

	2001	2000
	(unaudited)
Cash flows from operating activities:
Net income	$ 319	$ 46
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	655	574
(Benefit) for deferred income taxes	(98)	(40)
Provision for inventory obsolescence	5	42
(Gain) on disposal of fixed assets	(2)	(37)
Changes in operating assets and liabilities:
Accounts receivable	136	(1,889)
Inventories	(202)	243
Other current assets	275	87
Accounts payable	34	152
Accrued liabilities	(586)	221
Income taxes payable	212	93
Cash payments charged to shut-down and restructuring reserve	-	(34)
Total adjustments	429	(588)
Net cash provided (used) by operating activities	748	(542)
Cash flows from investing activities:
Expenditures for property and equipment	(752)	(28)
Proceeds from sale of equipment	2	37
Net cash (used in) provided by investing activities	(750)	9
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to stock option plan	9	238
Purchase of treasury stock	(159)	-
Borrowings under revolving credit facility	-	446
Payments under revolving credit facility	-	(446)
Other	-	(54)
Net cash (used) provided by financing activities	(150)	184
Effect of exchange rate changes on cash	(10)	13
Net (decrease) in cash	(162)	(336)
Cash and cash equivalents:
Beginning of period	14,303	13,573
End of period	$14,141 =====	$13,237 =====

Supplemental disclosure:
Income taxes paid	$ 129 =====	$ 39 =====

See accompanying notes

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

Description of business

Reliability Incorporated ("Reliability" or the "Company") is a United States based corporation with operations in the United States, Singapore and Costa Rica. The Company and its subsidiaries are principally engaged in the design, manufacture and sale of equipment used to test and condition integrated circuits. In addition, a subsidiary of the Company operates a service facility which conditions and tests integrated circuits as a service to others. The Company's testing products are sold to companies that manufacture semiconductor products and are shipped to locations in the U.S., Europe, Central America, Asia and Pacific Rim countries. Services, as of March 31, 2001, are provided principally to two customers in Singapore. Another subsidiary manufactures and sells power sources, primarily a line of DC to DC power converters. Power sources are sold to U.S., European and Asian based companies that design and sell electronic equipment.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

Income Taxes

The differences between the effective rate reflected in the provision for income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% to income before income taxes are analyzed below (in thousands) for the three month periods ended:

	March 31,
	2001	2000
Provision at statutory rate	$202	$ 51
Tax effects of:
Foreign losses for which a tax benefit is not available	67	65
Lower effective income tax rates related to undistributed foreign earnings	(2)	(16)
Other	8	5
Provision for income taxes	$275 ===	$105 ===

Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include (in thousands):

	March 31, 2001	December 31, 2000
Raw materials	$1,068	$ 858
Work-in-progress	354	307
Finished goods	67	127
	$1,489 ====	$1,292 ====

Inventories are presented net of reserves for excess and obsolete inventories of $331,000 and $326,000 at March 31, 2001 and December 31, 2000, respectively.

Investments in Marketable Equity and Debt Securities

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

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

Marketable equity securities are classified as available-for-sale and are carried at their fair value on the balance sheet, with unrealized gains and losses, net of applicable income taxes of $15,000 and $22,000 at March 31, 2001 and December 31, 2000, respectively, reported as a separate component of stockholders' equity. Marketable securities are stated at market value, as determined by the most recently published trade price of the securities at the balance sheet date.

The investment in preferred stock is classified as an available-for-sale security and is stated at cost. It is not practicable to estimate the fair value of the preferred stock, as the issuer is in the early stages of product development and the market value of the investment is not readily determinable. The following table summarizes the Company's investments (in thousands) at the dates indicated.

	March 31, 2001	December 31, 2000
Preferred stock, at cost	$500	$500
Marketable equity securities, at cost	167	167
Unrealized net gains on marketable equity securities	45	65
	712	732
Amount classified as current	-	54
	$712 ===	$678 ===

In December 2000, a publicly traded company in which the Company has an investment filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The Company recorded a $316,000 provision to write down the basis of the asset to $54,000, which was considered to be its fair value. A deferred tax benefit of $107,000 related to the write-down was also recorded in December 2000.

2. CREDIT AGREEMENTS

Reliability maintains a line of credit with Wells Fargo Bank Texas, N.A. which permits the Company to borrow up to $1 million until April 1, 2002. Interest is payable at the bank's prime rate minus 1/4% (7.75% at March 31, 2001). Any unpaid principal of the note is due April 1, 2002. The loan agreement provides for a revolving line of credit, secured by substantially all assets of the Company which are located in the U.S., except for land and buildings. The credit facility requires compliance with certain financial covenants related to the Company's current ratio, debt service coverage and funded debt to net income (as defined) and total liabilities to total net worth. The agreement prohibits the payment of cash dividends by the Company unless otherwise agreed to by the bank. The Company was in compliance with the financial requirements of the agreement at and there were no balances outstanding under the agreement at March 31, 2001 or December 31, 2000.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

The Company's Singapore subsidiary maintains an agreement with a Singapore bank to provide an overdraft facility to the subsidiary of 900,000 Singapore dollars (U.S. $500,000) at the bank's prime rate plus 2% (7.5% at March 31, 2001). There were no balances outstanding at March 31, 2001, but amounts utilized under letter of credit commitments totaled $364,000, resulting in credit availability of $136,000 at March 31, 2001. The loan is collateralized by all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank, and continuation of the credit facility is at the discretion of the bank.

3.  SEGMENT INFORMATION

The following table presents reportable segment information (in thousands) for the periods indicated:

	Three Months Ended March 31,
	2001	2000

Revenues from external  customers:

Testing Products	$3,431	$2,105
Services	2,241	2,002
Power Sources	355	495

Intersegment revenues:
Testing Products	157	22
Services	18	-
Power Sources	52	-
Eliminations	(227)	(22)
	$6,027 ====	$4,602 ====

Operating income (loss):
Testing Products	$ 683	$ (43)
Services	42	238
Power Sources	(279)	(169)
General corporate expenses	(71)	(99)
Operating income (loss)	$ 375 ====	$ (73) ====

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

Total assets by reportable segment as of the dates indicated are as follows (in thousands):

	March 31, 2001	December 31, 2000
Testing Products	$ 8,269	$ 8,655
Services	5,630	5,580
Power Sources	1,562	1,649
General corporate assets	15,506	15,394
	$30,967 =====	$31,278 =====

For the periods indicated above, there were no material changes in the accounting policies and procedures used to determine segment income or loss.

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2001	2000

Net income	$ 319 ====	$ 46 ====
Weighted average shares outstanding	6,588	6,646
Net effect of dilutive stock options based on the treasury stock method	55	133
Weighted average shares and assumed conversions	6,643 ====	6,779 ====
Earnings per share:
Basic	$ .05 ====	$ .01 ====
Diluted	$ .05 ====	$ .01 ====

Options to purchase an average of 314,000 and 191,000 shares of common stock of the Company were excluded from the computation of the diluted earnings per share during the three months ended March 31, 2001 and 2000, respectively, as inclusion of these options in the calculations would have been anti-dilutive.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

6.  COMPREHENSIVE INCOME

The only difference between total comprehensive income and net income that is reported on the Consolidated Statements of Operations arises from unrealized gains and losses on available-for-sale securities. The Company's total comprehensive income (in thousands) for the periods indicated, is as follows:

	Three Months Ended March 31,
	2001	2000

Net income	$319	$ 46
Unrealized net (loss) gain on marketable     equity securities
	(13)	286
Total comprehensive income	$306 ===	$332 ===

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2001

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

FINANCIAL CONDITION

The primary sources of Reliability's liquidity are cash provided by operations and working capital. The parent Company and its Singapore subsidiary have substantial cash available to support anticipated liquidity requirements. The Company maintains lines of credit to supplement the primary sources of capital. Changes in the Company's financial condition since March 31, 2000 are generally attributable to changes in cash flows from operating activities. Significant changes in demand for products and services sold by the Company during 2000 and 2001, and changes in operations at the Company's Singapore subsidiary throughout 2000 and 2001 have affected the Company's financial condition. Also, during 2000 and 2001, purchases of treasury stock, changes in the levels of capital expenditures and consolidation of the Company's Singapore operations into one facility during the second half of 2000 and 2001 have affected and will affect the Company's financial condition.

Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following chart. The periods presented related to the profitability ratios are for the three months ended March 31, and twelve months ended December 31:

	March 31,	December 31,	March 31,
	2001	2000	2000

Working capital:
Working capital (in thousands)	$18,106	$18,208	$17,329
Current ratio	7.3 to 1	6.6 to 1	9.8 to 1

Equity ratios:
Total liabilities to equity	0.1	0.1	0.1
Assets to equity	1.1	1.1	1.1
Profitability ratios:
Gross profit	44%	43%	37%
Return on revenues	5%	5%	1%
Return on assets (annualized)	4%	3%	1%
Return on equity (annualized)	5%	4%	1%

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2001

The Company's financial condition has remained strong during 2001. Working capital increased to $18.1 million at March 31, 2001, from $17.3 million at March 31, 2000, and the ratio of current assets to current liabilities was a very healthy 7.3 to 1 at March 31, 2001. The increase in working capital is attributable to an increase in revenues, profitability and cash flows from operations during the last half of 2000 and the first quarter of 2001. The Company continues to maintain expense control measures, thus minimizing the negative impact on the Company's financial condition while the Company is operating at varying revenue and profit levels.

The Company maintains a credit facility with a financial institution to provide credit availability to supplement cash provided by operations, if required. The Company's Singapore subsidiary maintains a small overdraft facility to support the subsidiary's credit commitments.

Net cash provided by operating activities for the three months ended March 31, 2001 was $0.7 million, contrasted with $0.5 million used by operations in the first three months of 2000. The principal items affecting cash provided by operating activities in 2001 were a $0.6 million decrease in accrued liabilities and a $0.3 million decrease in other current assets. The 2001 cash provided by operating activities amount includes net income of $0.3 million and $0.7 million of depreciation and amortization. The decrease in accrued liabilities resulted from payment, during the first quarter of 2001, of incentive bonuses that were related to profits for the year ended December 31, 2000. The decrease in other current assets is related to normal amortization of prepaid expenses and a decrease in prepaid value added taxes.

New orders in the Testing Products and Services segments decreased significantly during the latter part of the first quarter of 2001. The Company is continuing to see signs that orders may remain at lower levels for an indefinite time, resulting in poor visibility with respect to orders for the remainder of 2001. A rapid decrease in demand for Testing Products and Services, during the first quarter of 2001, was precipitated by a steep decline in orders for products supplied by the semiconductor and computer industries. Our customers reacted by delaying capital expenditure programs and reducing the volume of devices sent to our Services operation for processing. The Company anticipates reducing personnel levels at its Singapore facility during the second quarter of 2001. Staffing levels will be reduced to a level required to process the lower volumes of devices that are forecasted to be received from customers.

Backlog totaled $2.1 million at March 31, 2001, compared to $3.9 million at December 31, 2000. The current forward-looking forecast indicates that revenues for the second quarter of 2001 will decrease and will be between $3.3 and $4.0 million, compared to revenues of $4.6 million for the second quarter of 2000. Operations for the second quarter of 2001 are forecast to result in a loss of $.12 to $.17 per diluted share.

The Company announced, in February 2000, a plan to repurchase for cash up to 1.5 million shares of its common stock. The Company has repurchased a total of 158,000 shares as of April 30, 2001. The number of shares purchased has been affected by the Company limiting purchases to prices below certain per share amounts and certain regulatory requirements, including daily volume limitations.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2001

Capital expenditures during the first three months of 2001 and 2000 were $752,000 and $28,000, respectively. A significant portion of expenditures in 2001 included equipment required to support services provided by the Singapore subsidiary and leasehold improvements required to consolidate Singapore's two facilities into one new location.

Current projections indicate that the Company's cash and cash equivalent balances and available lines of credit will be sufficient to meet the Company's projected cash requirements for 2001.

RESULTS OF OPERATIONS

Three months ended March 31, 2001 compared to three months ended March 31, 2000.

Revenues. Revenues for the 2001 three-month period were $6.0 million compared to $4.6 million for the 2000 period. Revenues in the Testing Products and Services segments increased $1.3 million and $0.2 million, respectively. Power Sources revenues decreased $0.1 million.

Revenues in the Testing Products segment were $3.4 million for the first quarter of 2001, which is an increase of 63% from the first quarter of 2000. Revenues from the sale of CRITERIA products increased $2.3 million and revenues from the sale of INTERSECT products decreased $1.0 million. The increase in revenues from the sale of CRITERIA products was related to volume increases resulting from a customer upgrading its existing systems to a technical level required to process its increasingly complex devices. In 1999, one of Reliability's customers implemented a program to outsource production of certain devices. This contributed to the decrease in INTERSECT products revenues.

Revenues in the Services segment for the 2001 period were $2.2 million, an increase of 12% compared to the corresponding 2000 period. The overall increase resulted from volume increases due to increased demand, during 2000 and early 2001, for certain products sold by the two principal customers of the Singapore services facility and a change in the mix of services required by a customer, resulting in an increase in higher value-added revenues, and thus higher unit prices.

Revenues in the Power Sources segment were $0.4 million for the first quarter of 2001, reflecting a 28% decrease from the 2000 period. Revenues were affected by an aging product line, a decline in market penetration resulting in volume decreases and the cancellation of a distribution contract during 2000.

Costs and Expenses. Total costs and expenses for the first quarter of 2001 increased $1.0 million or 21% compared to the 31% revenue increase of $1.4 million. Cost of revenues increased to $0.5 million; marketing, general and administrative expenses increased $0.1 million and research and development expenses increased $0.4 million.

The increase in gross profit from 37% in the 2000 period to 44% in the 2001 period is attributable to the Testing Products segment. The increase in the gross profit in the Testing Products segment resulted from volume increases and product mix changes. The gross profit declined in the Services and Power Sources segments. The decline in the gross profit in the Services segment is related to volume and product mix changes. The changes resulted in an increase in utilities and labor costs. In addition, depreciation expense

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2001

increased due to investments in refocusing and diversifying the segment's operations to process a broader range of semiconductor devices. The gross profit in the Power Sources segment, in 2001, decreased due to a 28% decline in revenues resulting from volume decreases. The volume decreases resulted in fixed costs not being fully absorbed, resulting in a significant reduction in the gross profit in the Power Sources segment.

Marketing, general and administrative expenses for the 2001 period increased $0.1 million or 10%. The increase is related to the increase in revenues in the Testing Products and Services segments. A significant portion of the increase is related to the 63% increase in Testing Products revenues, resulting in an increase in certain volume-related expenses, such as commissions and installation costs. In addition, certain volume related expenses increased in the Services segment due to revenue increases, and expenses in the Power Sources segment increased 4% due to inflationary increases in costs.

Research and development expenses for the 2001 period increased 86% and totaled $0.7 million. The increase is related to development of the Company's next generation micrologic test during burn-in system. The system is scheduled to be introduced in the third quarter of 2001.

Interest Income. The 2% decrease in interest income reflects a $22,000 decrease in interest income resulting from the decrease in interest on the declining balance of an account receivable that is being collected over a two-year period, a small increase in investable cash balances and a small decrease in interest income due to a decrease in interest rates in the 2001 period compared to the first quarter of 2000.

Income Taxes. The effective tax rate was 46% for the three-month period ended March 31, 2001, compared to a 70% tax rate for the three month period ended March 31, 2000. The principal items affecting the Company's tax rate in 2001 and 2000 were tax benefits not available to a foreign subsidiary due to net operating loss limitations, reduced somewhat by a lower effective tax rate related to earnings of the Singapore subsidiary.

SAFE HARBOR STATEMENT

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Statements in this Form 10-Q regarding Reliability's business which are not historical facts are "forward looking statements" that involve risk and uncertainties, including, but not limited to, market acceptance of Company products and services, the effects of general economic conditions, the impact of competition, product development schedules, problems with technology, delivery schedules and supply and demand changes for Company products and services and its customers' products and services. Actual results may materially differ from projections.

Item 3. Quantitative and Qualitative Disclosure of Market Risk.

There have been no material changes in the market risk disclosures reported in the Company's Annual Report on Form 10-K filed for the year ended December 31, 2000, except to note that the U.S. prime lending rate has declined 2% since December 31, 2000. The decrease resulted in a similar decline in average short-term interest paid on the Company's short-term investments. The Company's short-term investments are approximately $13 million at March 31, 2001; thus, the Company's projected annual interest income could decrease $260,000 per year.

RELIABILITY INCORPORATED
OTHER INFORMATION

PART II.  OTHER INFORMATION

Items 1 through 5.

    Not applicable.

Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits.

         None

    (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 2001.

RELIABILITY INCORPORATED
SIGNATURES

March 31, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED (Registrant)
May 10, 2001	/s/Larry Edwards President and Chief Executive Officer
May 10, 2001	/s/Max T. Langley Sr. Vice President-Finance and Chief Financial Officer

Q10FD31