Form 10-Q
period 2001-06-30
RELIABILITY INC
filed 2001-08-09
CIK 34285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2001

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

6,478,465 -- Common Stock -- No Par Value
as of August 6, 2001

RELIABILITY INCORPORATED
FORM 10-Q

TABLE OF CONTENTS

June 30, 2001

PART I - FINANCIAL INFORMATION
		Page No.
Item 1.	Financial Statements Consolidated Balance Sheets: June 30, 2001 and December 31, 2000	3
	Consolidated Statements of Operations: Six Months Ended June 30, 2001 and 2000 Three Months Ended June 30, 2001 and 2000	4 5
	Consolidated Statements of Cash Flows: Six Months Ended June 30, 2001 and 2000	6
	Notes to Consolidated Financial Statements	7-12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-18
Item 3.	Quantitative and Qualitative Disclosure of Market Risk	18

	PART II - OTHER INFORMATION
Item 1 through Item 5.	Not applicable.	19
Item 6.	Exhibits and Reports on Form 8-K.	19
Signatures		20

The information furnished in this report reflects all adjustments (none of which were other than normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

RELIABILITY INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS
	June 30, 2001 (unaudited)	December 31, 2000 (Note 1)
Current assets:
Cash and cash equivalents	$15,530	$14,303
Accounts receivable	2,267	5,093
Inventories	1,529	1,292
Deferred tax assets	209	252
Other current assets	165	505
Total current assets	19,700	21,445
Property, plant and equipment, at cost:
Machinery and equipment	14,922	15,521
Buildings and improvements	5,277	4,610
Land	530	530
	20,729	20,661
Less accumulated deprecation	14,266	13,819
	6,463	6,842

Assets held for sale	2,035	2,035
Investments	806	678
Goodwill, net of accumulated amortization of $146 and $118 in 2001 and 2000, respectively	250	278
	$29,254 =====	$31,278 =====
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 462	$ 804
Accrued liabilities	1,093	1,886
Income taxes payable	501	547
Total current liabilities	2,056	3,237

Deferred tax liabilities	373	569
Stockholders' equity:
Common stock, without par value; 20,000,000 shares authorized; 6,690,265 and 6,687,265 shares issued in 2001 and 2000, respectively	9,614	9,605
Retained earnings, net of $7,772 in treasury stock retired during 1999	17,712	18,104
Accumulated other comprehensive income	56	43
Less treasury stock, at cost, 161,700 and 79,700 shares in 2001 and 2000, respectively	(557)	(280)
Total stockholders' equity	26,825	27,472
	$29,254 =====	$31,278 =====

See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

Six Months Ended June 30,

	2001	2000
	(unaudited)
Revenues	$ 9,601	$ 9,156
Costs and expenses:
Cost of revenues	5,904	5,870
Marketing, general and administrative	2,826	2,874
Research and development	1,453	726
    Provision for asset impairments
	54	100
	10,237	9,570
Operating (loss)	(636)	(414)
Interest income	394	461
Income (loss) before income taxes	(242)	47
Provision (benefit) for income taxes:
Current	310	279
Deferred	(160)	(128)
	150	151
Net (loss)	$ (392)	$ (104)
(Loss) per share:	=====	====
Basic	$ (.06) =====	$ (.01) ====
Diluted	$ ( .06) =====	$ (.01) ====
Weighted average shares:
Basic	6,560 ====	6,657 ====
Diluted	6,560 ====	6,657 ====

See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

Three Months Ended June 30,

	2001	2000
	(unaudited)
Revenues	$3,574	$4,554
Costs and expenses:
Cost of revenues	2,507	2,973
Marketing, general and administrative	1,300	1,489
Research and development	724	333
    Provision for asset impairments
	54	100
	4,585	4,895
Operating (loss)	(1,011)	(341)
Interest income	175	237
(Loss) before income taxes	(836)	(104)
Provision (benefit) for income taxes:
Current	(63)	134
Deferred	(62)	(88)
	(125)	46
Net (loss)	$ (711) ====	$ (150) ====
(Loss) per share:
Basic	$ (.11) ====	$ (.02) ====
Diluted	$ (.11) ====	$ (.02) ====
Weighted average shares:
Basic	6,532 ====	6,668 ====
Diluted	6,532 ====	6,668 ====

See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
Six Months Ended June 30,

	2001	2000
	(unaudited)
Cash flows from operating activities:
Net (loss)	$ (392)	$ (104)
Adjustments to reconcile net (loss) to cash provided by operating activities:
Depreciation and amortization	1,256	1,119
(Benefit) for deferred income taxes	(160)	(128)
Provision for inventory obsolescence	20	53
             Provision for asset impairments
	54	100
(Gain) on disposal of fixed assets	(2)	(37)
Changes in operating assets and liabilities:
Accounts receivable	2,826	(2,002)
Inventories	(257)	(14)
Refundable income taxes	-	551
Other current assets	278	46
Other long-term assets	-	(343)
Accounts payable	(342)	527
Accrued liabilities	(793)	419
Income taxes payable	(46)	315
Cash payments charged to shut-down and restructuring reserve	-	(47)
Total adjustments	2,834	559
Net cash provided by operating activities	2,442	455
Cash flows from investing activities:
Expenditures for property and equipment	(849)	(466)
Purchase of marketable equity securities	(108)	-
Proceeds from sale of equipment	2	37
Net cash (used) in investing activities	(955)	(429)
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to stock option plan	9	262
Borrowings under revolving credit facility	-	591
Payments under revolving credit facility	-	(591)
Purchase of treasury stock	(277)	(81)
Other	-	(54)
Net cash provided (used) by financing activities	(268)	127
Effect of exchange rate changes on cash	8	21
Net increase in cash	1,227	174
Cash and cash equivalents:
Beginning of period	14,303	13,573
End of period	$15,530 =====	$13,747 =====
Supplemental disclosure: Income taxes paid	$ 381 =====	$ 104 =====

See accompanying notes.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

Description of business

Reliability Incorporated ("Reliability" or the "Company") is a United States based corporation with operations in the United States, Singapore and Costa Rica. The Company and its subsidiaries are principally engaged in the design, manufacture and sale of equipment used to test and condition integrated circuits. In addition, a subsidiary of the Company operates a service facility which conditions and tests integrated circuits as a service to others. The Company's testing products are sold to companies that manufacture semiconductor products and are shipped to locations in the U.S., Europe, Central America, Asia and Pacific Rim countries. Services, as of June 30, 2001, are provided principally to two customers in Singapore. Another subsidiary manufactures and sells power sources, primarily a line of DC to DC power converters. Power sources are sold to U.S., European and Asian based companies that design and sell electronic equipment.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets",

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.

The Company will apply the new rules on accounting for goodwill beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of $56,000 ($.01 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not determined what the effect of these tests will be on the earnings and financial position of the Company.

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

The differences between the effective rate reflected in the provision (benefit) for income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% to income (loss) before income taxes are analyzed below (in thousands) for the six month periods ended:

	June 30,
	2001	2000
Provision (benefit) at statutory rate	$(82)	$ 16
Tax effects of:
Foreign losses for which a tax benefit is not available	163	160
Lower effective income (tax) benefit rates related to undistributed foreign earnings or losses	43	(38)
Change in valuation allowance	18	-
Other	8	13
Provision for income taxes	$ 150 ===	$ 151 ===

Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include (in thousands):

June 30, 2001		December 31, 2000
Raw materials	$1,119	$ 858
Work-in-progress	341	307
Finished goods	69	127
	$1,529 ====	$1,292 ====

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

Inventories are presented net of reserves for excess and obsolete inventories of $337,000 and $326,000 at June 30, 2001 and December 31, 2000, respectively.

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

Marketable equity securities are classified as available-for-sale and are carried at their fair value on the balance sheet, with unrealized gains and losses, net of applicable income taxes of $29,000 and $22,000 at June 30, 2001 and December 31, 2000, respectively, reported as a separate component of stockholders' equity. Marketable equity securities are stated at market value, as determined by the most recently published trade price of the securities at the balance sheet date.

The investment in preferred stock is classified as an available-for-sale security. The preferred stock represents a convertible bond that was converted into 1,124,000 shares of preferred stock of the issuer in January 2000 and is stated at cost. It is not practicable to estimate the fair value of the preferred stock, as the issuer is in the early stages of product development and the market value of the investment is not readily determinable. The following table summarizes the Company's investment in securities (in thousands) at the dates indicated:

	June 30, 2001	December 31, 2000
Preferred stock, at cost	$500	$ 500
Marketable equity securities, at cost	221	167
Unrealized net gains on marketable securities	85	65
	806	732
Amount classified as current	-	54
Amount classified as long-term	$806 ===	$678 ===

In December 2000, a publicly traded company in which the Company has an investment filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The Company recorded a $316,000 provision to write down the basis of the asset to $54,000, which was considered to be its fair value. A deferred tax benefit of $107,000 related to the write-down was also recorded in December 2000. During 2001, that company completed an agreement to sell certain assets, announced that it would be liquidated and announced that it did not anticipate any distributions would be made to shareholders. The Company wrote off the remaining $54,000 in the second quarter of 2001 and recorded a $18,000 deferred tax benefit related to the write down. The total loss is $370,000 and will be classified as a capital loss for income purposes. The Company has established a valuation allowance with respect to the tax benefit related to the capital loss because realization is dependent upon the Company generating capital gain income in future years.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

2. CREDIT AGREEMENTS

Reliability maintains a line of credit with Wells Fargo Bank Texas, N.A. which permits the Company to borrow up to $1 million until April 1, 2002. Interest is payable at the bank's prime rate minus 1/4% (6.5% at June 30, 2001). Any unpaid principal of the note is due April 1, 2002. The loan agreement provides for a revolving line of credit, secured by substantially all assets of the Company which are located in the U.S., except for land and buildings. The credit facility requires compliance with certain financial covenants related to the Company's current ratio, debt service coverage and funded debt to net income (as defined) and total liabilities to total net worth. The agreement prohibits the payment of cash dividends by the Company unless otherwise agreed to by the bank. The Company was in compliance with the financial requirements of the agreement at June 30, 2001, and there were no balances outstanding under the agreement at June 30, 2001 or December 31, 2000.

The Company's Singapore subsidiary maintains an agreement with a Singapore bank to provide an overdraft facility to the subsidiary of 900,000 Singapore dollars (U.S. $494,000) at the bank's prime rate plus 2% (7.5% at June 30, 2001). There were no balances outstanding at June 30, 2001, but amounts utilized under letter of credit commitments totaled $231,000, resulting in credit availability of $263,000 at June 30, 2001. The loan is collateralized by substantially all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank, and continuation of the credit facility is at the discretion of the bank.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

3.  SEGMENT INFORMATION

The following table presents reportable segment information (in thousands) for the periods indicated:

Six Months Ended June 30,			Three Months Ended June 30,

  2001
	2000		2001	2000

Revenues from external  customers:

Testing Products	$5,713	$4,062	$ 2,281	$1,956
Services	3,328	4,298	1,087	2,297
Power Sources	560	796	206	301

Intersegment revenues:
Testing Products	179	77	22	55
Services	42	6	24	6
Power Sources	59	-	7	-
Eliminations	(280)	(83)	(53)	(61)
	$9,601 ====	$9,156 ====	$ 3,574 ====	$4,554 ====

Operating income (loss):
Testing Products	$ 724	$ (257)	$ 42	$ (213)
Services	(588)	566	(630)	328
Power Sources	(565)	(417)	(287)	(249)
Provision for asset impairments	(54)	(100)	(54)	(100)
General corporate expenses	(153)	(206)	(82)	(107)
Operating (loss)	$ (636) ====	$ (414) ====	$(1,011) ====	$ (341) ====

Total assets by reportable segment as of the dates indicated are as follows (in thousands):

	June 30, 2001	December 31, 2000
Testing Products	$ 6,660	$ 8,655
Services	4,279	5,580
Power Sources	1,440	1,649
General corporate assets	16,875	15,394
	$29,254 =====	$31,278 ====

For the periods indicated above, there were no material changes in the accounting policies and procedures used to determine segment income or loss.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) per share (in thousands, except per share data):

	Six Months Ended June 30,		Three Months Ended June 30,
	2001	2000	2001	2000

Net (loss)	$(392) ====	$(104) ====	$(711) ====	$(150) ====
Weighted average shares outstanding
	6,560	6,657	6,532	6,668
Net effect of dilutive stock options based on the treasury stock method	-	-	-	-
Weighted average shares and assumed conversions	6,560 ====	6,657 ====	6,532 ====	6,668 ====

(Loss) per share:
Basic	$ (.06) ====	$ (.01) ====	$ (.11) ====	$ (.02) ====
Diluted	$ (.06) ====	$ (.01) ====	$ (.11) ====	$ (.02) ====

Options to purchase an average of 233,000 and 265,000 shares of common stock of the Company were excluded from the computation of the diluted (loss) per share during the six months ended June 30, 2001 and 2000, respectively, and options to purchase an average of 151,000 and 339,000 shares of common stock were excluded for the three months ended June 30, 2001 and 2000, respectively, as inclusion of these options in the calculations would have been anti-dilutive.

6.  COMPREHENSIVE INCOME

The only difference between the total comprehensive (loss) and the net (loss) that is reported on the Consolidated Statements of Operations arises from unrealized gains and losses on available-for-sale securities. The Company's total comprehensive (loss) (in thousands) for the periods indicated, is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2001	2000	2001	2000

Net (loss)	$(392)	$(104)	$(711)	$(150)
Unrealized net gains (losses) on      marketable equity securities
	13	96	26	(190)
Total comprehensive (loss)	$(379) ====	$ (8) ====	$(685) ====	$(340) ====

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2001

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

FINANCIAL CONDITION

The primary sources of Reliability's liquidity are cash provided by operations and working capital. The parent Company and its Singapore subsidiary have substantial cash available to support anticipated liquidity requirements during the next twelve months. The Company maintains lines of credit to supplement the primary sources of capital. Changes in the Company's financial condition since June 30, 2000 are generally attributable to changes in cash flows from operating activities, including, in 2001, the effect of operating at declining revenue levels. Significant decreases in demand for products and services sold by the Company during 2001 have affected and will affect the Company's financial condition. Also during 2000 and 2001, purchases of treasury stock, changes in the levels of capital expenditures, increased spending on research and development and consolidation of the Company's Singapore operations into one facility during the second half of 2000 and first quarter of 2001 have affected and will affect the Company's financial condition.

Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following chart. The periods presented that are related to profitability ratios are for the six months ended June 30, and twelve months ended December 31:

	June 30,	December 31,	June 30,
	2001	2000	2000

Working capital:
Working capital (in thousands)	$17,644	$18,208	$16,719
Current ratio	9.6 to 1	6.6 to 1	7.1 to 1

Equity ratios:
Total liabilities to equity	0.1	0.1	0.1
Assets to equity	1.1	1.1	1.1
Profitability ratios:
Gross profit	38%	43%	36%
Return on revenues	(4)%	5%	(1)%
Return on assets (annualized)	(3)%	3%	(1)%
Return on equity (annualized)	(3)%	4%	(1)%

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2001

The Company's financial condition has remained strong during 2001. Working capital decreased slightly to $17.6 million at June 30, 2001, from $18.2 million at December 31, 2000, and the ratio of current assets to current liabilities was a very healthy 9.6 to 1 at June 30, 2001. The change in working capital is attributable to the effects of a decrease in revenues and profitability and changes in cash flows from operations during the first half of 2001. The Company continues to maintain expense control measures, thus minimizing the negative impact on the Company's financial condition while the Company is operating at declining revenue and profit levels.

The Company maintains a $1.0 million credit facility with a financial institution to provide credit availability to supplement cash provided by operations, if required. The Company's Singapore subsidiary maintains a small overdraft facility to support the subsidiary's credit commitments.

Net cash provided by operating activities for the six months ended June 30, 2001 was $2.4 million, compared with $0.5 million provided by operations in the first six months of 2000. The principal items affecting cash provided by operating activities in 2001 were a $2.8 million decrease in accounts receivable, a $0.8 million decrease in accrued liabilities and a $0.3 million decrease in accounts payable. The 2001 cash provided by operating activities amount includes a net loss of $0.4 million and $1.3 million of depreciation and amortization. The decrease in accounts receivable is due to a significant decrease in revenues, reduced somewhat by the fact that one of the Company's customers started paying invoices beyond the historical 30 to 45 day payment cycle. The decrease in accrued liabilities resulted from payment, during the first quarter of 2001, of incentive bonuses that were related to profits for the year ended December 31, 2000 and a decrease in the level of operations related to the decrease in revenues. The accounts payable decrease is also related to the decrease in revenues and a corresponding decrease in the level of operations.

New orders in the Testing Products and Services segments decreased significantly during the latter part of the first quarter and the second quarter of 2001. The Company is continuing to see signs that orders will remain at lower levels for an indefinite time, resulting in poor visibility with respect to orders for the remainder of 2001 and 2002. A rapid decrease in demand for the Company's Testing Products and Services during 2001 was precipitated by a steep decline in orders for products supplied by the semiconductor and computer industries. Reliability's revenue, in general, is dependent on conditions within the semiconductor and personal computer industries. In addition, revenues in the Testing Products segment are also dependent on the capital expenditure plans of customers of the segment. Current forecasts by leading semiconductor, electronics and personal computer companies indicate that demand for products will remain at suppressed levels into 2002. This translates into significantly depressed revenue levels for the Company's products and services until market conditions improve.

Backlog declined to $0.5 million at June 30, 2001, compared to $3.9 million at December 31, 2000. The current forward-looking forecast indicates that revenues for the third quarter of 2001 will decrease and be between $1.5 and $2.3 million, compared to revenues of $5.2 million for the third quarter of 2000. Operations for the third quarter of 2001 are forecast to result in a loss of $.19 to $.24 per diluted share.

The Company announced, in February 2000, a plan to repurchase for cash up to 1.5 million shares of its common stock. The Company has repurchased a total of 162,000 shares as of June 30, 2001. The number of

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2001

shares purchased has been affected by the Company limiting purchases to prices below certain per share amounts and certain regulatory requirements, including daily volume limitations.

Capital expenditures during the first six months of 2001 and 2000 were $849,000 and $466,000, respectively. A significant portion of expenditures in 2000 included equipment required to support services provided by the Singapore subsidiary and a significant portion of expenditures in 2001 relate to leasehold improvements required to consolidate Singapore's two facilities into one new location.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and other Intangible Assets," effective for fiscal years beginning after December 15, 2001. The Company will apply the new rules on accounting for goodwill beginning in the first quarter of 2002, as discussed in the notes to the Consolidated Financial Statements.

Current projections indicate that the Company's cash and cash equivalent balances and available lines of credit will be sufficient to meet the projected cash requirements of the Company for the remainder of 2001 and the first half of 2002.

RESULTS OF OPERATIONS

Six Months ended June 30, 2001 compared to six months ended June 30, 2000.

Revenues. Revenues for the 2001 six-month period were $9.6 million compared to $9.2 million for the 2000 period. Revenues in the Testing Products segments increased $1.6 million. Services and Power Sources revenues decreased $1.0 and $0.2 million respectively.

Revenues in the Testing Products segment were $5.7 million for the first half of 2001, which is an increase of 41% from the first half of 2000. Revenues from the sale of CRITERIA products increased $3.9 million and revenues from the sale of INTERSECT products decreased $2.3 million. The increase in revenues from the sale of CRITERIA products was related to volume increases resulting from a customer upgrading its existing systems to a technical level required to process its increasingly complex devices. In 1999, one of Reliability's customers implemented a program to outsource production of certain devices. This program and a decrease in demand for products sold by customers contributed to the decrease in INTERSECT products revenues.

Revenues in the Services segment for the 2001 period were $3.3 million, a decrease of 23% compared to the corresponding 2000 period. The sudden and significant decrease in revenues resulted from volume decreases caused by decreased demand for certain products sold by the two principal customers of the Singapore Services facility. The decrease in demand is related to the recent overall decrease in demand for products sold by the semiconductor, personal computer and electronics industries.

Revenues in the Power Sources segment were $0.6 million for the half of 2001, reflecting a 30% decrease from the 2000 period. Revenues were affected by an aging product line, a decline in market penetration resulting in volume decreases and the cancellation of a distribution contract during 2000.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2001

Costs and Expenses. Total costs and expenses for the first half of 2001 increased $0.7 million or 7% compared to the 5% revenue increase of $0.5 million. Cost of revenues increased slightly; marketing, general and administrative expenses decreased $48,000 and research and development expenses increased $0.7 million. Asset impairment costs totaled $100,000 in 2000 and $54,000 in 2001.

The Company, in the fourth quarter of 2000, wrote down an investment in a company that filed for bankruptcy. That company announced in 2001 that it would be liquidated and that it did not anticipate any distributions to shareholders. The Company wrote off the remaining investment of $54,000 in the second quarter of 2001.

The increase in gross profit from 36% in the 2000 period to 38% in the 2001 period is attributable to the Testing Products segment. The increase in the gross profit in the Testing Products segment resulted from product mix changes and volume increases. The gross profit declined significantly, in 2001, in the Services and Power Sources segments. The decline in the gross profit in the Services segment is related to significant volume decreases related to a decrease in demand. In addition, depreciation expense increased due to investments in refocusing and diversifying the segment's operations to process a broader range of semiconductor devices. The gross profit in the Power Sources segment, in 2001, decreased due to a 30% decline in revenues resulting from volume decreases. The volume decreases in the Services and Power Sources segments resulted in fixed costs not being fully absorbed, resulting in significant reductions in the gross profit in the segments.

Marketing, general and administrative expenses for the 2001 period decreased $48,000 or 1%. Expenses for the 2001 period, in all three of the business segments, reflected only slight changes compared to the 2000 period. Testing Products revenues increased 41% in 2001 compared to 2000, resulting in an increase in certain volume-related expenses, such as warranty and installation costs. The increase in the volume-related expenses was offset by reductions in travel, incentive bonus expense and certain other expenses. Expenses in the Services and Power Sources segments were basically unchanged due to expense controls and the fact that expenses have been reduced to levels reflecting the low level of revenues that are projected for an indefinite period of time.

Research and development expenses for the 2001 period increased 100% and totaled $1.5 million. The increase is related to development of the Company's next generation micrologic test during burn-in system. The system is scheduled to be introduced in the third quarter of 2001.

Interest Income. Interest income decreased $67,000 or 15% and reflects a decrease in interest on the declining balance of an account receivable that is being collected over a two-year period, a small increase in investable cash balances and a decrease in interest income due to a decrease in interest rates in the 2001 period compared to the first half of 2000.

Income Taxes. A $150,000 tax provision was recorded related to the $242,000 loss before income taxes for the six-month period ended June 30, 2001 and a $151,000 tax provision was recorded related to the $47,000 income before income taxes for the six month period ended June 30, 2000. The principal items affecting the Company's tax rate in 2001 and 2000 were tax benefits not available to a foreign subsidiary due to net

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2001

operating loss limitations, reduced somewhat by a lower effective tax rate related to earnings of the Singapore subsidiary in 2000, and in 2001 a lower effective benefit rate related to a loss at the Singapore subsidiary.

Three months ended June 30, 2001 compared to three months ended June 30, 2000.

Revenues. Revenues for the 2001 three-month period were $3.6 million compared to $4.6 million for the 2000 period. Revenues in the Testing Products segment increased $0.3 million, Services revenues decreased $1.2 million and Power Sources revenues decreased $0.1 million.

Revenues in the Testing Products segment were $2.3 million for the second quarter of 2001, which is an increase of 17% from the second quarter of 2000. Revenues from the sale of CRITERIA products increased $1.6 million and revenues from the sale of INTERSECT products decreased $1.3 million. The changes are related to shipping backlog and are further explained in the six month discussion above.

Revenues in the Services segment for the 2001 three month period were $1.1 million, a decrease of 53% compared to the corresponding 2000 period. The overall decrease is related to a significant decline in revenues at the Singapore Services facility, compared to the 2000 period due to a decrease in demand, as explained in the six month discussion above.

Revenues in the Power Sources segment were $0.2 million for the second quarter of 2001, reflecting a 32% decrease from the 2000 period. Revenues were affected by an aging product line, a decline in market penetration resulting in volume decreases and general reductions in demand.

Costs and Expenses. Total costs and expenses, including provisions for asset impairments, for the second quarter of 2001 decreased $0.3 million or 6% compared to the 22% revenue decrease of $1.0 million. Cost of revenues decreased $0.5 million; marketing, general and administrative expenses decreased $0.2 million and research and development expense increased $0.4 million. Asset impairment costs totaled $100,000 in the 2000 quarter and $54,000 in the 2001 quarter.

The decrease in gross profit from 35% in the 2000 period to 30% in the 2001 period is attributable to the Services segment and, to a lesser degree, to the Power Products segment. The decrease in the gross profit in the Services segment resulted from a significant decrease in volume due to decreases in demand as explained in the six month discussion above. The revenue decline was so significant that cost of sales exceeded revenue by $0.3 million. Gross profit in the Power Sources segment decreased due to a 32% decrease in revenues. The gross profit decrease in the Services and Power Sources segments was reduced by an increase in the gross profit in the Testing Products segment. The increase is related to volume increases and product mix changes as noted in the six month discussion above. In addition, an increase in depreciation expense at the Singapore facility, as discussed in the above six month discussion, reduced gross profit in 2001.

Marketing, general and administrative expenses for the 2001 period decreased $0.2 million or 13%. The decrease generally relates to all segments and specifically results from decreases in volume related expenses, such as commissions, warranty and similar expenses that are attributable to product mix changes in the Testing Products segment. Decreases in travel expense and incentive bonus expense also contributed to the decrease.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2001

Research and development expenses for the 2001 period increased 117% and totaled $0.7 million. The increase is related to development of the Company's next generation micrologic test during burn-in system. The system is scheduled to be introduced in the third quarter of 2001.

Interest Income. Interest income decreased $62,000 or 26% resulting from the decrease in interest on the declining balance of an account receivable that is being collected over a two-year period, a small increase in investable cash balances and a decrease in interest income due to a decrease in interest rates in the 2001 period compared to the 2000 quarter.

Income Taxes. The effective tax benefit rate was 15% for the three month period ended June 30, 2001. A $46,000 tax provision was recorded related to the $104,000 loss before income taxes for the three month period ended June 30, 2000. The principal items affecting the Company's tax rate in 2001 and 2000 were tax benefits not available to a foreign subsidiary due to net operating loss limitations, reduced somewhat by a lower effective tax rate related to earnings of the Singapore subsidiary in 2000, and in 2001, a lower effective benefit rate related to a loss at the Singapore subsidiary.

SAFE HARBOR STATEMENT

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Statements in this Form 10-Q regarding Reliability's business which are not historical facts are "forward looking statements" that involve risk and uncertainties, including, but not limited to, market acceptance of Company products and services, the effects of general economic conditions, the impact of competition, product development schedules, problems with technology, delivery schedules, and supply and demand changes for the Company's products and services and its customers' products and services. Actual results may materially differ from projections.

Item 3. Quantitative and Qualitative Disclosure of Market Risk.

There have been no material changes in the market risk disclosures reported in the Company's Annual Report on Form 10-K filed for the year ended December 31, 2000, except to note that the U.S. prime lending rate has declined 2.75% since December 31, 2000. The decrease resulted in a similar decline in average interest paid on the Company's short-term investments. The Company's short-term investments are approximately $14 million at June 30, 2001; thus the Company's projected annual interest income could decrease $385,000 per year.

RELIABILITY INCORPORATED
OTHER INFORMATION

PART II - OTHER INFORMATION

June 30, 2001

Items 1 through 5.

    Not applicable.

Item 6. Exhibits and Reports on Form 8-K:

    (a)  Exhibits.

    (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 2001.

RELIABILITY INCORPORATED
SIGNATURES

June 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED (Registrant)
August 9, 2001	/s/Larry Edwards President and Chief Executive Officer
August 9, 2001	/s/Max T. Langley Sr. Vice President-Finance and Chief Financial Officer