Form 10-Q
period 2001-09-30
RELIABILITY INC
filed 2001-11-08
CIK 34285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001

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

6,375,765 -- Common Stock -- No Par Value
as of October 30, 2001

RELIABILITY INCORPORATED
FORM 10-Q

TABLE OF CONTENTS

September 30, 2001

PART I - FINANCIAL INFORMATION
		Page No.
Item 1.	Financial Statements: Consolidated Balance Sheets: September 30, 2001 and December 31, 2000	3
	Consolidated Statements of Operations: Nine Months Ended September 30, 2001 and 2000 Three Months Ended September 30, 2001 and 2000	4 5
	Consolidated Statements of Cash Flows: Nine Months Ended September 30, 2001 and 2000	6
	Notes to Consolidated Financial Statements	7-13
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-20
Item 3.	Quantitative and Qualitative Disclosure of Market Risk	20

	PART II - OTHER INFORMATION
Item 1 through Item 5.	Not applicable.	21
Item 6.	Exhibits and Reports on Form 8-K.	21
Signatures		22

The information furnished in this report reflects all adjustments (none of which were other than normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

RELIABILITY INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS
	September 30, 2001 (unaudited)	December 31, 2000 (Note 1)
Current assets:
Cash and cash equivalents	$14,033	$14,303
Accounts receivable	992	5,093
Inventories	1,584	1,292
Refundable income taxes	256	-
Deferred tax assets	182	252
Other current assets	248	505
Total current assets	17,295	21,445
Property, plant and equipment, at cost:
Machinery and equipment	13,731	15,521
Buildings and improvements	5,290	4,610
Land	530	530
	19,551	20,661
Less accumulated depreciation	13,451	13,819
	6,100	6,842

Investments	708	678
Assets held for sale	2,035	2,035
Goodwill, net of accumulated amortization of $161 and $118 in 2001 and 2000, respectively	235	278
	$26,373 =====	$31,278 =====
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 327	$ 804
Accrued liabilities	1,301	1,886
Income taxes payable	20	547
Total current liabilities	1,648	3,237

Deferred tax liabilities	272	569
Stockholders' equity:
Common stock, without par value; 20,000,000 shares authorized; 6,690,265 and 6,687,265 shares issued in 2001 and 2000, respectively	9,614	9,605
Retained earnings, net of $7,772 in treasury stock retired during 1999	15,802	18,104
Accumulated other comprehensive (loss) income	(9)	43
Less treasury stock, at cost, 297,600 and 79,700 shares in 2001 and 2000, respectively	(954)	(280)
Total stockholders' equity	24,453	27,472
	$26,373 =====	$31,278 =====

See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

Nine Months Ended September 30,

	2001	2000
	(unaudited)
Revenues	$10,748	$14,331
Costs and expenses:
Cost of revenues	7,846	9,018
Marketing, general and administrative	3,988	4,408
Research and development	2,180	1,102
    Provision for asset impairments and relocation
	54	312
	14,068	14,840
Operating (loss)	(3,320)	(509)
Interest income	535	709
Income (loss) before income taxes	(2,785)	200
Provision (benefit) for income taxes:
Current	(282)	531
Deferred	(201)	(294)
	(483)	237
Net (loss)	$(2,302)	$ (37)
Income (loss) per share:	=====	=====
Basic	$ (.35) =====	$ .00 =====
Diluted	$ ( .35) =====	$ .00 =====
Weighted average shares:
Basic	6,529 =====	6,653 =====
Diluted	6,529 =====	6,653 =====

See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

Three Months Ended September 30,

	2001	2000
	(unaudited)
Revenues	$ 1,147	$5,175
Costs and expenses:
Cost of revenues	1,942	3,148
Marketing, general and administrative	1,162	1,534
Research and development	727	376
    Provision for relocation
	-	212
	3,831	5,270
Operating (loss)	(2,684)	(95)
Interest income	141	248
Income (loss) before income taxes	(2,543)	153
Provision (benefit) for income taxes:
Current	(592)	252
Deferred	(41)	(166)
	(633)	86
Net income (loss)	$(1,910) =====	$ 67 ====
Income (loss) per share:
Basic	$ (.29) =====	$ .01 ====
Diluted	$ (.29) =====	$ .01 ====
Weighted average shares:
Basic	6,467 =====	6,646 ====
Diluted	6,467 =====	6,683 ====

See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
Nine Months Ended September 30,

	2001	2000
	(unaudited)
Cash flows from operating activities:
Net (loss)	$(2,302)	$ (37)
Adjustments to reconcile net (loss) to cash provided by operating activities:
Depreciation and amortization	1,790	1,663
(Benefit) for deferred income taxes	(201)	(294)
Provision for inventory obsolescence	42	70
             Provision for asset impairments and relocation
	54	312
(Gain) on disposal of fixed assets	(2)	(37)
Changes in operating assets and liabilities:
Accounts receivable	4,101	(2,726)
Inventories	(334)	(81)
Refundable income taxes	(256)	551
Other current assets	196	(184)
Other long-term assets	-	(172)
Accounts payable	(477)	785
Accrued liabilities	(585)	526
Income taxes payable	(527)	496
Cash payments charged to shut-down and restructuring reserve	-	(59)
Total adjustments	3,801	850
Net cash provided by operating activities	1,499	813
Cash flows from investing activities:
Expenditures for property and equipment	(1,005)	(703)
Purchase of marketable equity securities	(108)	-
Proceeds from sale of equipment	2	37
Net cash (used) by investing activities	(1,111)	(666)
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to stock option plan	9	262
Borrowings under revolving credit facility	-	591
Payments under revolving credit facility	-	(591)
Purchase of treasury stock	(674)	(214)
Other	-	(54)
Net cash (used) by financing activities	(665)	(6)
Effect of exchange rate changes on cash	7	26
Net increase (decrease) in cash	(270)	167
Cash and cash equivalents:
Beginning of period	14,303	13,573
End of period	$14,033 =====	$13,740 =====
Supplemental disclosure: Income taxes paid	$ 581 =====	$ 179 =====

See accompanying notes.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

Description of business

Reliability Incorporated ("Reliability" or the "Company") is a United States based corporation with operations in the United States, Singapore and Costa Rica. The Company and its subsidiaries are principally engaged in the design, manufacture and sale of equipment used to test and condition integrated circuits. In addition, a subsidiary of the Company operates a service facility which conditions and tests integrated circuits as a service to others. The Company's testing products are sold to companies that manufacture semiconductor products and are shipped to locations in the U.S., Europe, Central America, Asia and Pacific Rim countries. Services, as of September 30, 2001, are provided principally to two customers in Singapore. Another subsidiary manufactures and sells power sources, primarily a line of DC to DC power converters. Power sources are sold to U.S., European and Asian based companies that design and sell electronic equipment.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets,"

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. The Company will apply the new rules on accounting for goodwill beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement would result in an increase in net income of $56,000 ($.01 per share) per year. During 2002, the Company is required to perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not determined what the effect of these tests could be on the earnings and financial position of the Company.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that is required to be applied prospectively to financial statements issued for fiscal years beginning after December 15, 2001. The new rules on asset impairment supersede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and provide a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of FASB Statement No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. Assets held-for-sale will be stated at the lower of their fair values or carrying amounts and depreciation will no longer be recognized. The new rules also supersede the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses are incurred (rather than as of the measurement date as presently required). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company is currently evaluating whether it has any assets or operations to which Statement 144 is applicable and, if applicable, the effect that adoption of the Statement will have on the earnings or financial position of the Company.

Income Taxes

Deferred income taxes are provided under the liability method and reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

The differences between the effective rate reflected in the provision (benefit) for income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% to income (loss) before income taxes are analyzed below (in thousands) for the nine month periods ended:

	September 30,
	2001	2000
Provision (benefit) at statutory rate	$(947)	$ 68
Tax effects of:
Foreign losses for which a tax benefit is not available	310	234
Lower effective income (tax) benefit rates related to undistributed foreign earnings or losses	129	(70)
Change in valuation allowance	18	-
Other	7	5
Provision (benefit) for income taxes	$(483) ===	$ 237 ===

The increase in the valuation allowance is related to the tax benefits associated with an unrealized capital loss. The Company has established a valuation allowance with respect to the unrealized capital loss because there is uncertainty concerning realization of the tax benefit. Realization is dependent upon the Company generating capital gain income in the future.

Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include (in thousands):

September 30, 2001		December 31, 2000
Raw materials	$1,061	$ 858
Work-in-progress	462	307
Finished goods	61	127
	$1,584 ====	$1,292 ====

Inventories are presented net of reserves for excess and obsolete inventories of $230,000 and $326,000 at September 30, 2001 and December 31, 2000, respectively.

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

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

Marketable equity securities are classified as available-for-sale and are carried at their fair value on the balance sheet, with unrealized gains and losses, net of applicable income taxes (benefits) of $(4,000) and $22,000 at September 30, 2001 and December 31, 2000, respectively, reported as a separate component of stockholders' equity. Marketable equity securities are stated at market value, as determined by the most recently published trade price of the securities at the balance sheet date.

The investment in preferred stock is classified as an available-for-sale security. The preferred stock represents a convertible bond that was converted into 1,124,000 shares of preferred stock of the issuer in January 2000 and is stated at cost. It is not practicable to estimate the fair value of the preferred stock, as the issuer is in the early stages of product development and the market value of the investment cannot be readily determined. The following table summarizes the Company's investment in securities (in thousands) at the dates indicated:

	September 30 , 2001	December 31, 2000
Preferred stock, at cost	$500	$ 500
Marketable equity securities, at cost	221	167
Unrealized net gains (losses) on marketable securities	(13)	65
	708	732
Amount classified as current	-	54
Amount classified as long-term	$708 ===	$678 ===

In December 2000, a publicly traded company in which the Company had an investment filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The Company recorded, in 2000, a $316,000 provision to write down the basis of the asset to $54,000, which was considered to be its fair value. A deferred tax benefit of $107,000 related to the write-down was also recorded in 2000. During 2001, that company completed an agreement to sell certain assets, announced that it would be liquidated and announced that it did not anticipate any distributions would be made to shareholders. The Company wrote off the remaining $54,000 in the second quarter of 2001 and recorded a $18,000 deferred tax benefit related to the write down. The total loss is $370,000 and will be classified as a capital loss for income purposes. The Company has established a valuation allowance with respect to the tax benefit related to the capital loss because realization is dependent upon the Company generating capital gain income in future years.

2.  CREDIT AGREEMENTS

Reliability maintains a line of credit with Wells Fargo Bank Texas, N.A. which permits the Company to borrow up to $1 million until April 1, 2002. Interest is payable at the bank's prime rate minus 1/4% (5.75% at September 30, 2001). Any unpaid principal of the note is due April 1, 2002. The loan agreement provides for a revolving line of credit, secured by substantially all assets of the Company which are located in the U.S., except for land and buildings. The credit facility requires compliance with certain financial covenants related to the Company's current ratio, debt service coverage and funded debt to net income (as defined) and total liabilities to total net worth. The agreement prohibits the payment of cash dividends by the Company unless otherwise agreed to by the bank. The Company was in compliance with the financial requirements of the agreement at September 30, 2001, and there were no balances outstanding under the agreement at September 30, 2001 or December 31, 2000.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

The Company's Singapore subsidiary maintains an agreement with a Singapore bank to provide an overdraft facility to the subsidiary of 900,000 Singapore dollars (U.S. $508,000) at the bank's prime rate plus 2% (7% at September 30, 2001). There were no balances outstanding at September 30, 2001, but amounts utilized under letter of credit commitments totaled $238,000, resulting in credit availability of $270,000 at September 30, 2001. The loan is collateralized by substantially all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank, and continuation of the credit facility is at the discretion of the bank.

3.  SEGMENT INFORMATION

The following table presents reportable segment information (in thousands) for the periods indicated:

Nine Months Ended September 30,			Three Months Ended September 30,

  2001
	2000		2001	2000

Revenues from external  customers:

Testing Products	$ 5,979	$ 6,274	$ 266	$2,212
Services	4,064	6,870	736	2,572
Power Sources	705	1,187	145	391

Intersegment revenues:
Testing Products	194	111	15	34
Services	42	13	-	7
Power Sources	98	-	38	-
Eliminations	(334)	(124)	(53)	(41)
	$10,748 =====	$14,331 =====	$ 1,147 ====	$5,175 ====

Operating income (loss):
Testing Products	$ (586)	$ (540)	$(1,311)	$ (284)
Services	(1,446)	1,235	(857)	669
Power Sources	(940)	(590)	(375)	(173)
Provision for asset impairments	(54)	(100)	-	-
Provision for relocation of Services operations	-	(212)	-	(212)
General corporate expenses	(294)	(302)	(141)	(95)
Operating (loss)	$(3,320) =====	$ (509) ====	$(2,684) ====	$ (95) ====

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

Total assets by reportable segment as of the dates indicated are as follows (in thousands):

	September 30, 2001	December 31, 2000
Testing Products	$5,826	$ 8,655
Services	3,674	5,580
Power Sources	1,403	1,649
General corporate assets	15,470	15,394
	$26,373 =====	$31,278 =====

For the periods indicated above, there were no material changes in the accounting policies and procedures used to determine segment income or loss.

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2001	2000	2001	2000

Net income (loss)	$(2,302) ====	$ (37) ====	$(1,910) ====	$ 67 ====
Weighted average shares outstanding
	6,529	6,653	6,467	6,646
Net effect of dilutive stock options based on the treasury stock method	-	-	-	37
Weighted average shares and assumed conversions	6,529 ====	6,653 ====	6,467 ====	6,683 ====

Income (loss) per share:
Basic	$ (.35) ====	$ .00 ====	$ (.29) ====	$ .01 ====
Diluted	$ (.35) ====	$ .00 ====	$ (.29) ====	$ .01 ====

Options to purchase an average of 205,000 and 332,000 shares of common stock of the Company were excluded from the computation of the diluted income (loss) per share during the nine months ended September 30, 2001 and 2000, respectively, and options to purchase an average of 151,000 and 465,000 shares of common stock were excluded for the three months ended September 30, 2001 and 2000, respectively, as inclusion of these options in the calculations would have been anti-dilutive.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

5.  COMPREHENSIVE INCOME

The only difference between the total comprehensive income (loss) and the net income (loss) that is reported on the Consolidated Statements of Operations arises from unrealized gains and losses on available-for-sale securities. The Company's total comprehensive income (loss) (in thousands) for the periods indicated, is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2001	2000	2001	2000

Net income (loss)	$(2,302)	$(37)	$(1,910)	$ 67
Unrealized net gains (losses) on      marketable equity securities
	(52)	36	(65)	(60)
Total comprehensive income (loss)	$(2,354) =====	$ (1) ===	$(1,975) ====	$ 7 ===

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2001

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

FINANCIAL CONDITION

The primary sources of Reliability's liquidity are cash provided by operations and working capital. The parent Company and its Singapore subsidiary have cash available to support anticipated liquidity requirements during the next twelve months. The Company maintains lines of credit to supplement the primary sources of capital. Changes in the Company's financial condition since September 30, 2000 are generally attributable to changes in cash flows from operating activities, including, in 2001, the effect of operating at declining revenue levels. Significant decreases in demand for products and services sold by the Company during 2001 have affected and will affect the Company's financial condition. Also during 2000 and 2001, purchases of treasury stock, changes in the levels of capital expenditures, increased spending on research and development and consolidation of the Company's Singapore operations into one facility during the second half of 2000 and first quarter of 2001 have affected and will affect the Company's financial condition.

Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following chart. The periods presented that are related to profitability ratios are for the nine months ended September 30, and twelve months ended December 31:

	September 30,	December 31,	September 30,
	2001	2000	2000

Working capital:
Working capital (in thousands)	$15,647	$18,208	$17,197
Current ratio	10.5 to 1	6.6 to 1	6.2 to 1

Equity ratios:
Total liabilities to equity	0.1	0.1	0.1
Assets to equity	1.1	1.1	1.1
Profitability ratios:
Gross profit	27%	43%	37%
Return on revenues	(21)%	5%	-0-
Return on assets (annualized)	(12)%	3%	-0-
Return on equity (annualized)	(13)%	4%	-0-

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2001

Despite a significant decline in revenues and a loss of $2.3 million for the 2001 nine-month period, the Company's financial condition has remained strong during 2001. Working capital decreased to $15.6 million at September 30, 2001, from $18.2 million at December 31, 2000, and the ratio of current assets to current liabilities was a very healthy 10.5 to 1 at September 30, 2001. The change in working capital is attributable to the effects of a significant decrease in revenues and profitability and the related changes in cash flows from operations during the first nine months of 2001. The Company continues to maintain expense control measures, thus minimizing the negative impact on the Company's financial condition while the Company is operating at declining revenue and profit levels.

The Company maintains a $1.0 million credit facility with a financial institution to provide credit availability to supplement cash provided by operations, if required. The Company's Singapore subsidiary maintains a small overdraft facility to support the subsidiary's credit commitments.

Net cash provided by operating activities for the nine months ended September 30, 2001 was $1.5 million, compared with $0.8 million provided by operations in the first nine months of 2000. The principal items affecting cash provided by operating activities in 2001 were a $4.1 million decrease in accounts receivable, a $0.6 million decrease in accrued liabilities, a $0.5 decrease in income taxes payable and a $0.5 million decrease in accounts payable. The 2001 cash provided by operating activities amount includes a net loss of $2.3 million and $1.8 million of depreciation and amortization. The decrease in accounts receivable is due to a significant decrease in revenues, reduced somewhat by the fact that one of the Company's customers started paying invoices beyond the historical 30 to 45 day payment cycle. The decrease in accrued liabilities resulted from payment, during the first quarter of 2001, of incentive bonuses that were related to profits for the year ended December 31, 2000 and a decrease in various accrued liabilities related to the decrease in revenues. The accounts payable decrease is also related to the decrease in revenues and a corresponding decrease in the level of operations. The decrease in income taxes payable and a $0.3 million increase in refundable income taxes resulted from payment during 2000, of taxes on 2000 income and the fact that operations for 2001 have resulted in refundable income taxes that are related to the losses in 2001.

New orders in the Testing Products and Services segments decreased significantly during 2001, beginning in the latter part of the first quarter. The Company is continuing to see signs that orders will remain at lower levels for an indefinite time, resulting in poor visibility with respect to orders for the remainder of 2001 and 2002 and significant uncertainty as to when demand might increase. A rapid decrease in demand for the Company's Testing Products and Services during 2001 was precipitated by a steep decline in orders for products supplied by the semiconductor and computer industries. Reliability's revenue, in general, is dependent on conditions within the semiconductor and personal computer industries. In addition, revenues in the Testing Products segment are dependent on the capital expenditure plans of customers of the segment. Current forecasts by leading semiconductor, electronics and personal computer companies indicate that demand for products and services will remain at suppressed levels into 2002. This translates into significantly depressed revenue levels for the Company's products and services at least through the second or third quarter of 2002.

Backlog declined to $0.5 million at September 30, 2001, compared to $3.9 million at December 31, 2000. The current forward-looking forecast indicates that revenues for the fourth quarter of 2001 will remain at

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2001

depressed levels and be between $1.1 and $1.6 million, compared to revenues of $7.9 million for the fourth quarter of 2000. Operations for the fourth quarter of 2001 are forecast to result in a loss of $.30 to $.36 per diluted share.

The Company announced, in 2000, a plan to repurchase for cash up to 1.5 million shares of its common stock. The Company has repurchased a total of 297,600 shares as of September 30, 2001, at a cumulative cost of $1.0 million. The number of shares purchased has been affected by the Company limiting purchases to prices below certain per share amounts and by certain regulatory requirements, including daily volume limitations.

Capital expenditures during the first nine months of 2001 and 2000 were $1.0 million and $0.7 million, respectively. A significant portion of expenditures in 2000 included equipment required to support services provided by the Singapore subsidiary and a significant portion of expenditures in 2001 relate to expenditures required to consolidate Singapore's two facilities into one new location. The current forecast indicates that capital expenditures will be at significantly reduced levels for an indefinite time.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. The Company will apply the new rules on accounting for goodwill beginning in the first quarter of 2002, as discussed in Note 1 to the Consolidated Financial Statements. In addition, in August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. The Company is currently reviewing the extent to which the Statement may be applicable to the Company, as discussed in Note 1 to the Consolidated Financial Statements.

Current projections indicate that the Company's cash and cash equivalent balances and available lines of credit will be sufficient to meet the projected cash requirements of the Company for the remainder of 2001 and 2002. Net cash provided by operations for the nine-month period of 2001 totaled $1.5 million even though the Company reported a $2.3 million loss. Certain assets and liabilities have declined during 2001 due to the decline in revenues and the related decline in production activities. The changes in assets and liabilities during 2001 have, until the latter part of the third quarter, provided cash from operations. Assets and liabilities have declined to relatively low levels, and operations are forecast to use cash until revenues return to normal levels.

RESULTS OF OPERATIONS

Nine Months ended September 30, 2001 compared to nine months ended September 30, 2000.

Revenues. Revenues for the 2001 nine-month period were $10.7 million compared to $14.3 million for the 2000 period. Revenues in the Services, Power Sources and Testing Products segments decreased $2.8, $0.5 and $0.3 million respectively.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2001

Revenues in the Testing Products segment were $6.0 million for the first nine months of 2001, which is a decrease of 5% from the first nine months of 2000. Revenues from the sale of CRITERIA products increased $3.2 million and revenues from the sale of INTERSECT products decreased $3.5 million. The increase in revenues from the sale of CRITERIA products was related to volume increases resulting from a customer upgrading, primarily during the first six months of 2001, its existing systems to a technical level required to process its increasingly complex devices. In 1999, one of Reliability's customers implemented a program to outsource production of certain devices. This program contributed to the decrease in INTERSECT products revenues.

Revenues in the Services segment for the 2001 period were $4.0 million, a decrease of 41% compared to the corresponding 2000 period. The sudden and significant decrease in revenues, beginning in the second quarter of 2001, resulted from volume decreases caused by decreased demand for products sold by one of the principal customers of the Singapore Services facility. In addition, the decrease resulted from the customer significantly decreasing the burn-in time for its devices and a general decrease in demand by certain other customers of the Singapore facility.. The decrease in demand is related to the overall decrease in demand for products sold by the semiconductor, personal computer and electronics industries.

Revenues in the Power Sources segment were $0.7 million for the first nine months of 2001, reflecting a 41% decrease from the 2000 period. Revenues were affected by a decline in market penetration resulting in volume decreases and the cancellation of a distribution contract during 2000.

Costs and Expenses. Total costs and expenses, excluding asset impairment and relocation costs, for the first nine months of 2001 decreased $0.5 million or 4% compared to the 25% revenue decrease of $3.6 million. Cost of revenues decreased $1.2 million; marketing, general and administrative expenses decreased $0.4 million; and research and development expenses increased $1.1 million. Asset impairment costs totaled $100,000 in 2000 and $54,000 in 2001 and relocation costs totaled $212,000 in 2000. Expenses, primarily cost of revenues, reflect the fact that the Company has reduced worldwide personnel levels by 24% during 2001.

The Company, in the fourth quarter of 2000, wrote down an investment in a company that filed for bankruptcy. That company announced in 2001 that it would be liquidated and that it did not anticipate any distributions to shareholders. The Company wrote off as an asset impairment cost the remaining investment of $54,000 in the second quarter of 2001.

The decrease in gross profit from 37% in the 2000 period to 27% in the 2001 period is attributable primarily to the Services segment. The gross profit declined significantly during 2001 and was negative in the Services and Power Sources segments. The decline in the gross profit in the Services segment is related to significant volume decreases related to a decrease in demand and unit price decreases due to changes in product mix. In addition, depreciation expense increased due to investments in refocusing and diversifying the segment's operations to process a broader range of semiconductor devices. The gross profit in the Power Sources segment, in 2001, decreased due to a 41% decline in revenues resulting from volume decreases. The volume decreases in the Services and Power Sources segments resulted in costs not being fully

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2001

absorbed, resulting in the negative gross profit in the segments. The gross profit in the Testing Products segment increased as a result of product mix changes and volume increases that occurred during the first six months of 2001.

Marketing, general and administrative expenses for the 2001 period decreased $0.4 million or 10%. Expenses for the 2001 period, in all three of the business segments, reflected only slight changes compared to the 2000 period, with the Testing Products segment accounting for substantially all of the decrease. Testing Products revenue volumes in 2001 compared to 2000 resulted in an increase in certain volume-related expenses, such as warranty and installation costs. The increase in the volume-related expenses was offset by reductions in travel, incentive bonus expense and certain other expenses. Expenses in the Services and Power Sources segments were basically unchanged due to expense controls and the fact that expenses have been reduced to levels reflecting the low level of revenues that are projected for an indefinite period of time.

Research and development expenses for the 2001 period increased 98% and totaled $2.2 million. The increase is related to development of the Company's next generation micrologic test during burn-in system. The system is scheduled to be introduced in the fourth quarter of 2001 or the first quarter of 2002.

Interest Income. Interest income decreased $0.2 million or 25% and reflects a decrease in interest on the declining balance of an account receivable that is being collected over a two-year period, a decrease in investable cash balances and a decrease in interest income due to a significant decrease in interest rates in the 2001 period compared to the first half of 2000. The decrease in interest rates is due to the effect of the general decrease in rates paid on various deposit and investment accounts.

Income Taxes. The effective tax benefit rate was 17% for the nine-month period ended September 30, 2001 and a $237,000 tax provision was recorded related to the $200,000 income before income taxes for the nine month period ended September 30, 2000. The principal items affecting the Company's tax rate in 2001 and 2000 were tax benefits not available to a foreign subsidiary due to net operating loss limitations, reduced somewhat, in 2000, by a lower effective tax rate related to earnings of the Singapore subsidiary and, in 2001, a lower effective benefit rate related to a loss at the Singapore subsidiary. Current forecasts indicate that cumulative losses of the U.S. Company and also the Singapore subsidiary may, during the fourth quarter of 2001, exceed available tax benefits.

Three months ended September 30, 2001 compared to three months ended September 30, 2000.

Revenues. Revenues for the 2001 three-month period were $1.1 million compared to $5.2 million for the 2000 period. Revenues in the Testing Products, Services and Power Sources segments decreased $2.0, $1.8 and $0.3 million, respectively.

Revenues in the Testing Products segment were $0.3 million for the third quarter of 2001, which is a decrease of 88% from the third quarter of 2000. Revenues from the sale of CRITERIA products decreased $0.8 million and revenues from the sale of INTERSECT products decreased $1.2 million. The decreases are related to items discussed in the nine month discussion above.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2001

Revenues in the Services segment for the 2001 three month period were $0.7 million, a decrease of 71% compared to the corresponding 2000 period. The overall decrease is related to a significant decline in revenues at the Singapore Services facility, compared to the 2000, period due to a decrease in demand, as explained in the nine month discussion above.

Revenues in the Power Sources segment were $0.1 million for the second quarter of 2001, reflecting a 63% decrease from the 2000 period. Revenues were affected by a decline in market penetration resulting in volume decreases and decreased demand for products sold by the segment.

Costs and Expenses. Total costs and expenses, excluding the 2000 provision for relocation, for the third quarter of 2001 decreased $1.2 million or 24% compared to the 78% revenue decrease of $4.0 million. Cost of revenues decreased $1.2 million; marketing, general and administrative expenses decreased $0.4 million and research and development expense increased $0.4 million. Costs associated with relocating facilities in Singapore totaled $0.2 million in the 2000 quarter.

The decrease in gross profit from 39% in the 2000 period to a negative 69% in the 2001 period is attributable primarily to the Services segment and, to lesser degrees, to the Testing Products and Power Products segments. The decrease in the gross profit in the Services segment resulted from a significant decrease in volume due to decreases in demand as explained in the nine month discussion above. The revenue decline was so significant that cost of sales exceeded revenue by $0.6 million. Gross profit in the Power Sources segment decreased due to a 63% decrease in revenues. The gross profit in the Testing Products segment was a negative $0.1 million, resulting from significant volume decreases. In addition, an increase in depreciation expense at the Singapore facility, as noted in the above nine month discussion, reduced gross profit in 2001.

Marketing, general and administrative expenses for the 2001 period decreased $0.4 million or 24%. The decrease generally relates to all segments and specifically results from decreases in volume related expenses, such as commissions, warranty and similar expenses that are attributable to product mix changes in the Testing Products segment. Decreases in travel expense and incentive bonus expense also contributed to the decrease.

Research and development expenses for the 2001 period increased 93% and totaled $0.7 million. The increase is related to development of the Company's next generation micrologic test during burn-in system.

Interest Income. Interest income decreased $0.1 million or 43% resulting from the decrease in interest on the declining balance of an account receivable that is being collected over a two-year period, a decrease in investable cash balances and a decrease in interest income due to a decrease in interest rates in the 2001 period compared to the 2000 quarter.

Income Taxes. The effective tax benefit rate was 25% for the three month period ended September 30, 2001 and the effective tax rate was 56% for the three month period ended September 30, 2000. The principal items affecting the Company's tax rate in 2001 and 2000 were tax benefits not available to a foreign subsidiary due to net operating loss limitations, reduced somewhat by a lower effective tax rate related to earnings of the Singapore subsidiary in 2000, and in 2001, a lower effective benefit rate related to a loss at the Singapore subsidiary.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2001

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk.

There have been no material changes in the market risk disclosures reported in the Company's Annual Report on Form 10-K filed for the year ended December 31, 2000, except to note that as of September 30, 2001, the U.S. prime lending rate has declined 3.5% since December 31, 2000. The decrease resulted in a similar decline in average interest paid on the short-term cash investments. The Company's short-term investments are approximately $13.5 million at September 30, 2001; thus the Company's projected annual interest income could decrease $470,000.

RELIABILITY INCORPORATED
OTHER INFORMATION

PART II - OTHER INFORMATION

September 30, 2001

Items 1 through 5.

    Not applicable.

Item 6. Exhibits and Reports on Form 8-K:

    (a)  Exhibits.

    (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 2001.

RELIABILITY INCORPORATED
SIGNATURES

September 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED (Registrant)
November 8, 2001	/s/Larry Edwards Larry Edwards President and Chief Executive Officer
November 8, 2001	/s/Max T. Langley Max T. Langley Sr. Vice President-Finance and Chief Financial Officer