Form 10-K405
period 2001-12-31
RELIABILITY INC
filed 2002-03-13
CIK 34285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001

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

$16,360,779, based on the last sales price as reported on The Nasdaq(r) Stock Market on March 1, 2002.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value (Title of class)	6,335,965 (Number of shares outstanding)
as of March 1, 2002

Documents Incorporated by Reference

Listed hereunder are the documents incorporated by reference and the Part of the Form 10-K into which such documents are incorporated:

Part III	Proxy Statement for the 2002 Annual Meeting of Shareholders of the Registrant (to be filed within 120 days of the close of the registrant's fiscal year)

RELIABILITY INCORPORATED
Form 10-K

TABLE OF CONTENTS

December 31, 2001

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

The Company's business was started in 1971 when substantially all of the assets of a testing laboratory owned by Texas Instruments Incorporated were acquired by Reliability, Inc. In 1974, the Registrant acquired Reliability, Inc. and began providing conditioning and testing services. Reliability Singapore Pte Ltd. began operating in 1978 and provides conditioning services, including limited manufacturing of certain conditioning products for sale to its services customers. RICR de Costa Rica, S.A. began operating in 1990 and manufactures and sells power sources.

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

The Company manufactures equipment that performs burn-in and testing and a limited amount of equipment that performs burn-in only. The Company was one of the first to design, manufacture and market systems that utilize burn-in and test technology within the same product. The Company's burn-in and testing products contain sophisticated software, most of which is designed and developed by the Company contemporaneously with the related hardware. The Testing Products segment provided 54% of the Company's revenues in 2001.

The Company concentrates its research and development activities on equipment and related software that perform functional testing during burn-in of memory and micrologic devices. This focus has led to the development of two major product families - the CRITERIA(r)18 line for the micrologic device market and the INTERSECT(tm) line for the memory market (i.e., SRAM, DRAM & SDRAM). During 1999 and 2000, the Company developed upgrades and enhancements to the CRITERIA 18. These upgrades and enhancements were the principal products that were sold by the Company in 2000 and 2001. The Company is in the process of developing, for introduction in 2002, the CRITERIA 20 line. The CRITERIA 20 is a next generation system for the micrologic market.

The Company manufactures and sells CRITERIA 18, CRITERIA 18-HD (high heat dissipation) and CRITERIA 18-HP (high performance) burn-in and test systems and upgrades to these systems. The CRITERIA 18-HD and CRITERIA 18-HP systems provide a cost-effective means to perform functional testing during burn-in of high frequency micrologic devices which dissipate large quantities of heat. These systems offer the ability to dissipate 15KW of power in an economically-sized system. The CRITERIA 18-HP uses chilled water and the CRITERIA-HD uses air flow as cooling mechanisms.

During late 1999, the Company introduced a number of new features as retrofits and upgrades to existing systems. The retrofits provide incremental increases in technical performance to systems that are owned by customers. The new features became the principal products sold by the Company during 2000 and 2001, and will be integrated into the Company's future products. The CRITERIA 20 line has been under development since 2000. When development is completed, the systems will include certain of the new features that have been offered as retrofits and upgrades. Revenues from the sale of upgrades and retrofits accounted for a significant portion of revenues in the Testing Products segment in 2000 and substantially all of the revenues in this segment in 2001. Revenues from the sale of CRITERIA products declined 18% in 2001 compared to 2000, and accounted for 88% and 62% of Testing Products revenues in 2001 and 2000, respectively.

Under the trade name INTERSECT, the Company manufactures and sells systems which functionally test memory devices during the burn-in process. Historically, a significant amount of time was expended serially testing devices after they were conditioned. INTERSECT systems perform parallel functional testing of DRAMs during the burn-in process. Because INTERSECT systems can test large quantities of DRAMs at the same time, and are less expensive than serial testers, testing costs per IC can be reduced 30% to 60%. INTERSECT systems are computer controlled and are used for high volume burn-in and testing of memory devices. The Company's INTERSECT systems can vary in their burn-in and testing capabilities. The current generation of INTERSECT products is based on the INTERSECT 30 ("I-30") technology which was developed in 1992. The I-30 was capable of functionally testing 8,640 memory devices during the burn-in process in a single chamber. A lower cost version of the I-30 burn-in and test system called the INTERSECT 2000 ("I-2000") is the current generation INTERSECT product. The I-2000 has the capacity to functionally test 12,288 memory devices during the burn-in process and has become the principal product in the INTERSECT product line. Revenues from the sale of INTERSECT products declined 82% in 2001 compared to 2000 and accounted for 12% and 38% of Testing Products revenues in 2001 and 2000, respectively.

The Company has developed a burn-in and test management software system known as TEST DURING BURN-IN(tm) ("TDBI") and other product specific solutions which provide users with a flexible software tool and a convenient central location to monitor system status, track burn-in boards and device lots, schedule equipment maintenance, control and store test profiles, and generate and store burn-in and testing results.

CRITERIA and INTERSECT systems generally are used on new IC production lines, but may also be added to existing production lines. These systems burn-in or burn-in and test relatively large numbers of similar ICs at one time and are usually purchased by a limited number of companies that manufacture large volumes of similar ICs, but they also may be purchased by companies that independently burn-in and test ICs. Demand for products sold by the semiconductor industry declined significantly during 2001, resulting in demand for Testing Products declining throughout 2001, and demand is forecasted to remain weak during 2002.

Burn-in and testing products are designed and manufactured at the Company's Houston, Texas facility.

SERVICES ("Services"). The Company operates a Services facility in Singapore which offers various burn-in, testing and other related services for DRAMs and SRAMs. The facility also provides burn-in of micrologic devices, particularly microprocessors. During 1999 and 2000, the Services segment refocused its operations from processing primarily DRAMs to processing a balance of micrologic, memory and optical devices. Burn-in, testing and related services are generally sold to companies that manufacture very large quantities of devices. A typical customer outsources burn-in and testing services to one or a limited number of companies. Other customers may outsource only those services that exceed their internal capacity. Texas Instruments, the principal customer of the Singapore Services facility prior to 1999, was acquired by Micron Technology ("Micron") in October 1998. Micron advised the Company, in the fourth quarter of 1998, that it would not outsource the processing of DRAMs of its own design. Micron stopped using the Company's services in the fourth quarter of 1999. In December 1998, the Company acquired assets related to two services facilities from Basic Engineering Services and Technology Labs, Inc. ("BEST"). The acquired facilities were located in Austin, Texas and Singapore. Revenues related to the BEST Singapore facility replaced, through 2000, the decline in revenues that resulted from the loss of Micron's business. The Austin, Texas facility was closed in September 1999. The Singapore subsidiary began processing optical couplers for a new customer in the first quarter of 2001, but the customer notified the subsidiary, in the fourth quarter of 2001, that it would relocate production of these devices to a lower labor rate country. Processing of devices for the customer was stopped in January 2002.

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

In spite of the numerous difficulties encountered by this segment in 1998 and 1999, Services revenues were only slightly below 1999 levels in 2000. (Reference is made to Note 10 of the Company's Consolidated Financial Statements for additional information.) Revenues in this segment declined 48% in 2001 compared to 2000 and accounted for 39% of the Company's consolidated revenues in 2001. The decline relates primarily to a significant decline in demand for products sold by the semiconductor and electronics industries, due to a worldwide decline in business conditions within these industries. The Company, in late 2000, consolidated its two facilities in Singapore into one new facility. The new facility allows the subsidiary to provide cost effective and efficient services to its customers.

The Company uses CRITERIA systems and burn-in boards to provide burn-in services. The Company utilizes serial testing equipment, burn-in equipment and other related equipment acquired from others to provide certain test, lasermark and tape and reel services. Services are generally sold on a periodically adjusted per-unit-processed basis.

POWER SOURCES ("Power Sources"). The operating components of electronic equipment frequently have varying electrical requirements. Rather than provide power to each component separately, specialized devices called DC-DC converters or power sources are used to convert direct current voltage into a higher or lower voltage. By using small DC-DC converters, electronic equipment can operate from a single output power supply, yet provide different voltages to different operating components. These DC-DC converters allow designers of electronic equipment to localize power requirements, increase modularity in the product design, and expand equipment features without having to redefine power needs. The Company currently specializes in the 1 to 30 watt DC-DC converter market and designs, manufactures and markets a wide range of power sources classified into the various product series.

The principal products the Power Source segment manufactures include families of DC-DC converters in the 5 to 30 watt range as well as the LAN-PAC(tm), Q-PAC(tm), and S-PAC(tm) which are in the 1 to 2 watt range. Recent additions to the product lines include a family of low voltage 5 watt regulated non-isolated, high efficiency, thru-hole or surface mountable converters utilizing synchronous rectification. The Power Sources segment, in 2001, designed and shipped samples of three custom converters and 21 special designs to meet specific applications for target customers and shipped samples to 43 different customers, including 80 model types, and entered nine orders for pre-production evaluations.

The Power Sources segment accounted for 7% of the Company's revenue in 2001. The segment, in 2001, developed a strategy of increasing research and development activities that are focused on developing products targeted to identified customers. These design activities are forecasted to contribute to an increase in revenue as telecommunications and computer industries recover from the downturn in these industries. Power Sources are designed at the Company's Houston, Texas facility and are manufactured in the Company's Costa Rica facility.

(b)    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. The Company's business is divided into three industry segments - (i) manufacture of testing and conditioning products (Testing Products), (ii) services which condition and test integrated circuits as a service to others (Services), and (iii) manufacture of power sources (Power Sources). The information included in Note 4 of the Company's Consolidated Financial Statements provides additional information regarding the Company's industry segments.

(c)    NARRATIVE DESCRIPTION OF BUSINESS. The business of the Company is generally described in part (a) of this Item 1. The following paragraphs provide additional information about the Company's business. Unless otherwise indicated, the information provided is applicable to all industry segments in which the Company operates.

        (i)      PRINCIPAL PRODUCTS. Information about the principal products and services of the Company is given in part (a) of this Item 1. The Testing Products segment of the Company's business has historically been the dominant segment and was the dominant segment in 2001 and 2000. The Services segment was the dominant segment in 1999. The following table sets forth the percentage of the Company's total revenues by business segment:

	Years Ended December 31,
Business Segment	2001	2000	1999
Testing Products	54%	51%	26%
Services	39	41	62
Power Sources	7	8	12
Total revenues	100% ===	100% ===	100% ===

Reference is made to Note 4 of the Company's Consolidated Financial Statements for additional information.

       (ii)     NEW PRODUCTS. During 2000 and 2001, Reliability's Testing Products segment focused development activities on the Company's next generation testing products system, the CRITERIA 20, as well as upgrades to its current CRITERIA 18 products. The system and upgrades are being designed to meet the technical requirements created by the continuously shrinking geometries of the new generations of memory and micrologic devices. The development projects specifically address high speed test and interface electronics, the management of large amounts of current at very low voltages, thermal management techniques, handling large variations in heat dissipation from device to device, and methods to effectively manage higher power in a chamber at lower operating temperatures. Some of the new features that were introduced during 1999, 2000 and 2001 were incorporated into the CRITERIA 18 product line, resulting in the introduction of the CRITERIA 18-HP, CRITERIA 18HD+ and the CRITERIA 18HP+. A significant portion of the revenues in the Testing Products segment in the past three years relate to the sale of CRITERIA 18 upgrades and retrofits to systems that are owned by customers. The capabilities and features that are under development have been incorporated into the Company's next generation system, the CRITERIA 20, which was introduced during 2001. Development of this system is currently scheduled for completion during the first half of 2002. If orders are received, the Company forecasts being able to ship initial production orders of the system during the third and fourth quarters of 2002.

The power source market is continuing to demand devices that function more efficiently, driven by requirements for higher wattage and lower output voltages in smaller packages. To meet this demand, a number of new products have been or will be introduced in 2002. These include (1) a family of low voltage 5 watt, regulated, non-isolated, high efficiency converters; (2) a family of low voltage 33 watt, regulated, non-isolated, high efficiency converters; (3) a family of low voltage 60 watt, regulated, isolated, high efficiency, dual output converters; (4) a family of low voltage 132 watt, regulated, non-isolated, programmable output converters; (5) a family of 12 watt, wide input, regulated, isolated, single output converters; and (6) expansion of the number of products within the 5 watt, 10 watt, 15 watt, 20 watt and 25 watt families. The designs for these new DC-DC converters utilize the latest techniques in synchronous rectification to achieve high efficiency at low voltage and planar magnetics techniques and surface mount technology to reduce cost and improve quality. In 2001, the Power Sources segment designed and shipped samples of three custom converters and 21 special designs to meet specific applications for targeted customers and shipped samples of 80 model types to 43 different customers and entered nine orders for pre-production evaluations. The Power Sources segment will continue to design custom and special DC-DC converters for targeted customers. These products, as they are introduced, will increase the number of higher wattage low voltage units in the product line.

      (iii)    RAW MATERIALS AND INVENTORY. The Company's products are designed by its engineers in Houston, Texas and are manufactured, assembled, and tested at its facilities in Houston, Texas; San Jose, Costa Rica; and, to a limited degree, Singapore. The Company's products contain certain parts which it manufactures and components purchased from others. Some metal fabrications and subassembly functions are performed by others for the Company.

The Company maintains an inventory of components and parts for its manufacturing activities. There are many sources for most of the raw materials needed for the Company's manufacturing activities, although a few components come from sole sources. The Company has not experienced any significant inability to obtain components or parts, but does experience occasional delays and long lead times for certain items.

        (iv)    PATENTS AND TRADEMARKS. Because of rapidly changing technology in the electronics industry, the Company believes its future success is dependent on the quality of its products and services, the technical skills of its personnel, and its ability to adapt to the changing technological environment supplemented by protection of proprietary developments and inventions. The Company has patents and pending patent applications in the United States and certain other countries on components of its testing products and ancillary equipment.

The Company considers its patent for the Thermal Solution(tm) to be material. This patent is for a mechanical device that monitors and controls the temperature of microprocessors while they are being conditioned and tested. The patented device removes excess heat build up, thus reducing the possibility that microprocessors will be damaged during processing and reduces the processing time by allowing the microprocessors to operate under higher power conditions. The patent was issued in November 2001 and expires in October 2017. The Company considers certain of its other patents or patent applications to be significant, but not material, to the Company's business.

The Company has certain trademarks which are registered with the U.S. Patent and Trademark Office for use in connection with its products and services, including "ri (and design)," "RELIABILITY," "CRITERIA," "V-PAC," and "Z-PAC." In addition, the Company uses certain other tradenames which are not presently registered, including "INTERSECT," "RELNET," "EX-SERT," "S-PAC," "Q-PAC," "CRITERIA 18-HD," "CRITERIA 18-HP," "CRITERIA 20," "C20," "THERMAL SOLUTION," "I-2000" and others not listed here which are used less frequently. The Company relies on copyrights and trade secrets to protect its computer software.

The Company has in the past and will in the future take appropriate action to protect all of its patents, copyrights, trade secrets and trademarks, as well as its other proprietary rights.

         (v)    SEASONALITY. The Company's business is not seasonal, but is very cyclical, depending on the electronics manufacturing and semiconductor industries.

         (vi)    WORKING CAPITAL. The Company has financed its inventory and other working capital needs using internally generated funds and has in the past used periodic borrowings to finance its needs. A subsidiary of the Company has a $0.5 million short-term credit facility on which it could draw funds. The Company has maintained a $1.0 million line of credit with a US bank. The facility was scheduled to expire in April 2002. A financial covenant in the agreement required that the Company have a positive cash flow, as defined, during the previous four quarters. The Company was not in compliance with the covenant beginning with the quarter ended December 31, 2001 and, thus could not request advances. The Company cancelled the agreement effective March 1, 2002. The Company has had significant amounts of cash, thus the line of credit was not used, and the Company has sufficient cash to cover projected cash requirements. The Company's operating results during the latter part of 2001 began to consume cash, and the cash consumption is forecast to continue until revenues increase during the latter part of 2002. The Company is projecting that it may not need to borrow in the immediate future, but the Company is considering various alternatives to obtain a line of credit. Cancellation of the domestic line of credit, in March 2002, resulted in all assets of the U.S. Company being available as collateral for a loan, if required. In addition to the cash on hand, management estimates that the collateral value of other assets in the U.S. is in excess of $12 million. The line of credit would supplement the liquidity that is provided by the Company's cash balance of $12.3 million at December 31, 2001. There can be no assurance that the Company will be able to obtain a line of credit. Reference is made to Note 3 of the Company's Consolidated Financial Statements for additional information as to the credit agreements under which working capital is or could be available if required.

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

In 2001, Advanced Micro Devices, Inc. ("AMD") and Intel Corporation ("Intel") together accounted for 64% of consolidated revenues and these two customers accounted for 49% of consolidated revenues in

2000. In 2001 and 2000, Intel Corporation ("Intel"), AMD, Alliance Semiconductor Corporation ("Alliance"), United Test Center, Inc ("UTC") and International Business Machines Corporation ("IBM") together accounted for 84% and 86% of consolidated revenues. AMD and Alliance are customers of the Services segment only; Intel and IBM are customers of the Testing Products segment only, and UTC was a customer of both segments.

The Company operated Services facilities in Durham, North Carolina and Austin, Texas. When the sole customer at each of such facilities (Mitsubishi in Durham in 1998 and Motorola in Austin in 1999) informed the Company that it would significantly decrease the amount of product sent for testing or would cease using the Company's services altogether, the Company closed the facilities. In 1998, upon the sale by Texas Instruments of its DRAM operations to Micron Technology ("Micron"), the Company was informed that Micron would decrease the amount of product sent for testing and ultimately stopped sending product in 1999. In 1999, the Company restructured its Singapore Services capabilities in response to changes in demand for services at the facility. New customers and customers of BEST, that was acquired by the Company in 1998, replaced, through 2000, the decline in revenues that resulted from the loss of Micron. The Company's Services facility began processing devices for a new customer in early 2001. The customer advised the Company, in late 2001, that it would relocate production from Singapore to a lower labor cost country. The Singapore facility stopped processing devices for the customer in January 2002.

The Company believes that its relationships with its customers are good. The loss of major customers or a significant reduction in orders from a major customer in any business segment and the failure of the Company to obtain other sources of revenue has had and could, in the future, have a material adverse impact on the Company. The Company has no long-term contracts with its major customers.

      (viii)      BACKLOG. The following table sets forth the Company's backlog at the dates indicated:

	December 31,
Business Segment	2001	2000
	(In thousands)
Testing Products	$556	$2,887
Services	124	762
Power Sources	49	275
Total	$729 ===	$3,924 ====

Backlog for sales of Testing Products and Power Sources represents orders for delivery within 12 months from the date on which backlog is reported. Backlog for Services represents orders for services where the ICs to be conditioned have been delivered to the Company and orders for testing products that are directly related to providing services to customers. Backlog in all business segments declined during 2001 due to a decrease in demand for products and services sold by the segments. This is an indication that the Company's revenues for the first part of 2002 will remain at, or somewhat below, levels during the last half of 2001. The Company's backlog as of December 31, 2001 is believed to be firm, although portions of the backlog are not subject to legally binding agreements.

       (ix)    GOVERNMENTAL BUSINESS. The Company does not have a material amount of business with any governmental agency.

        (x)    COMPETITION. The markets for the Company's products and services are subject to intense competition. The Company's primary competitors in the Testing Products segment are other independent manufacturers of such systems and manufacturers of ICs who design their own equipment. The primary methods of competition in this segment are product features, quality, service, delivery, and price. The Company believes that its service after the sale, including its ability to provide installation, maintenance service, and spare parts, enhances its competitiveness.

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

       (xi)   RESEARCH. The demands by the semiconductor industry for increasingly complex and sophisticated equipment requires the Company to continuously develop new products and modify its existing products and services to adapt to technology changes in the industry. In 2001, 2000, and 1999, the Company spent $2.9 million, $1.6 million, and $1.7 million, respectively, on research and development activities. Development projects related to the Testing Products segment account for a significant portion of research and development expenditures.

       (xii)    ENVIRONMENTAL MATTERS. The business of the Company is not expected to be affected by zoning, environmental protection, or other similar laws or ordinances.

       (xiii)    EMPLOYEES. On December 31, 2001, the Company had 291 employees worldwide, of which two were contract or temporary employees. The Company terminated 73 employees at its Singapore subsidiary in January 2002, due to the loss of a major customer, as discussed elsewhere in this document. Total employment at January 31, 2002 was reduced to 218 employees. The Company's continued growth depends on its ability to attract and retain its technical staff and skilled employees. During recent years, the Company has experienced a low turnover rate among its U.S. employees.

     (xiv)     GOODWILL AND LONG-LIVED ASSET IMPAIRMENTS. The Company, in 2001, completed an evaluation of the Singapore subsidiary's decline in revenues, changes in operations and the results of a program to refocus and diversify its activities. As a result of the evaluation, the Company identified certain long-lived assets that were permanently impaired and also determined that 100% of the goodwill associated with the 1998 acquisition of certain BEST assets was impaired. A $221,000 charge for impairment of goodwill and a $145,000 charge for impairment of other long-lived assets was recorded in the quarter ended December 31, 2001.

 (d)      FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. See Note 4 to the Company's Consolidated Financial Statements for a table showing information about foreign and domestic operations of the Company for the last three years. The Testing Products segment has had significant revenues from Costa Rica, The Philippines, Malaysia, Ireland, Israel and Taiwan during the past three years.

Item 2. Properties.

The Company's headquarters, including its manufacturing and research and development facility for Testing Products, is located in a 131,000 square foot facility on a seven acre tract of land in Park 10, an office and industrial park located on the west side of Houston, Texas on Interstate Highway 10. The Company leased this facility until its purchase in March 1995. The Company financed the purchase of its headquarters; during the first quarter of 1999, all indebtedness related to the facility was paid and all liens were released. The Company occupies 96,000 square feet in the building and leases the remaining 35,000 square feet to an unrelated party. The lease expires in May 2002.

A subsidiary of the Registrant leased two facilities totaling 46,000 square feet in Singapore until December 2000. During the fourth quarter of 2000, the Singapore operations were relocated to a new 45,000 square foot facility with a three year lease. The Singapore facility is devoted to Services operations. A major new customer of the facility discontinued using services of the Singapore facility in January 2002. Approximately 6,000 square feet of the facility was dedicated to providing services to the customer. The Company has the option to return the leased space to the landlord by paying an amount equal to three months of lease payments, plus cost to restore the space to its unoccupied condition. The Company is currently attempting to sublease the space. The remaining lease payments on the unoccupied space, for the period from December 31, 2001 through October 2003, total $98,000. A subsidiary of the Registrant owns a 29,500 square foot building in a free trade zone in San Jose, Costa Rica. The subsidiary utilizes 22,600 square feet in the building for the manufacture of power sources. The San Jose facility is debt free and is not subject to any encumbrance. See Notes 3 and 8 to the Company's Consolidated Financial Statements for information concerning encumbrances and leases.

The Company considers its properties suitable and sufficient for its needs and has no current plans to expand or relocate.

The Company owns land and a 43,500 square foot building in Durham, North Carolina. The Durham facility was leased to a third party for four months in late 2000 and early 2001. Approximately 30% of the space is currently leased on a month-to-month basis and the remaining space is unoccupied and the facility is listed for sale or lease. The facility has been actively marketed for sale or lease since it was vacated in 1998. The area in which the facility is located has been affected by the downturn in the semiconductor industry and general weak economic conditions; thus demand for commercial property has been very weak in the area where the property is located. The Company has elected to attempt to sell or lease the facility to an end user. The Company has had the financial resources to pay taxes and other operating expenses and has leased part or all of the facility for short periods of time, thus reducing the cost of maintaining the facility. The Company's current policy is to market the facility at a price that would be paid be an end user. The Company periodically reevaluates this policy.

Item 3.	Legal Proceedings. Not applicable.
Item 4.	Submission of Matters to a Vote of Security Holders. Not applicable.

Item 4A.    Executive Officers of the Registrant.

The following table sets out certain information regarding each executive officer of the Company:

Name	Age	Officer of Reliability Incorporated Since	Position Currently Held with Reliability Incorporated

Larry Edwards	60	1981	Chairman of the Board of Directors, President and Chief Executive Officer

Max T. Langley	55	1978	Senior Vice President, Chief Financial Officer, Secretary and Treasurer

James M. Harwell	47	1993	Vice President

Paul Nesrsta	45	1993	Vice President

J. E. (Jim) Johnson	56	1994	Vice President

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

PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters.

The common stock of Reliability trades on The Nasdaq Stock Market under the stock symbol REAL. The high and low sale prices for 2001 and 2000, as reported by The Nasdaq Stock Market, are set forth below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2001
High	$4.97	$4.00	$3.43	$3.39
Low	2.47	3.00	2.15	2.03
2000
High	$9.38	$5.88	$4.50	$3.97
Low	2.69	3.75	2.84	2.19

The Company paid no cash dividends in 2001 or 2000. The Company intends to retain earnings for use in its business and therefore does not anticipate paying dividends in the foreseeable future.

The Company has only one class of stock, which is common stock with full voting rights. In 2001 and 2000, the Company sold and issued shares of common stock to its key employees, officers and directors who exercised stock options. All common stock shares that were issued under the stock option plan in 2001 and 2000 were registered under Registration Statements on Form S-8.

Reliability had approximately 690 shareholders of record as of February 14, 2002. Management estimates there are approximately 3,000 beneficial owners of Reliability common stock.

Item 6.     Selected Financial Data.

The following table sets forth certain selected financial data for the years indicated:

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
INCOME STATEMENT DATA: Revenues	$12,082	$22,235	$16,551	$33,543	$47,220
Cost of revenues	9,453	12,606	10,750	16,330	23,653
Gross profit	2,629	9,629	5,801	17,213	23,567
Expenses:
Marketing, general and administrative	4,978	6,421	5,540	8,383	9,679
Research and development	2,932	1,561	1,654	2,009	1,578
Provision for asset impairments restructuring and shut-down	420	416	800	607	-
Relocation expenses	-	390	-	-	-
Interest (income) expense, net	(609)	(956)	(649)	(491)	66
Total expenses	7,721	7,832	7,345	10,508	11,323
Income (loss) before income taxes	(5,092)	1,797	(1,544)	6,705	12,244
Provision (benefit) for income taxes	(745)	746	(288)	2,468	4,112
Net Income (loss)	$(4,347) =====	$ 1,051 =====	$(1,256) =====	$ 4,237 =====	$ 8,132 =====

Earnings (loss) per share (1):
Basic	$ (.67)	$ .16	$ (.19)	$ .69	$ 1.25
Diluted	(.67)	.16	(.19)	.68	1.23

Weighted average shares (1):
Basic	6,486	6,643	6,628	6,111	6,500
Diluted	6,486	6,692	6,628	6,201	6,604

BALANCE SHEET DATA:
Total assets	$23,517	$31,278	$28,649	$33,246	$29,801
Working capital	13,518	18,208	16,401	15,159	11,906
Property and equipment, net	6,110	6,842	7,595	9,536	10,682
Long-term debt	-	-	-	-	1,560
Total stockholders' equity	22,317	27,472	26,394	27,577	20,642

  The weighted average number of shares used in the earnings per share calculations have been adjusted to give effect to a 1997 two-for-one stock split in the form of a dividend and the reduction in shares resulting from the purchase of 1,270,221 shares of the Company's common stock in March 1997 and the purchase of 274,600 and 79,700 shares in 2001 and 2000, respectively. (See Note 5 of the Notes to Consolidated Financial Statements.)

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

REVIEW OF SIGNIFICANT ACCOUNTING POLICIES

In response to a guidance document that was recently issued by the Securities and Exchange Commission, the Company completed a review of its significant accounting policies, including those listed in Note 1 to the Consolidated Financial Statements. The results of the review indicated that the accounting policies that the Company has adopted are appropriate for the operations of the Company and that the Company has correctly applied the accounting policies.

Management's discussion and analysis of its financial condition and results of operations is based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities, if any exist. The Company evaluates its estimates, on an on-going basis, including those related to inventories, investments, assets held for sale, intangible assets, income taxes, warranty obligations, bad debts, product returns, long-lived assets and contingencies, if any. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values and disclosure of amounts recorded in or disclosed in the Consolidated Financial Statements of the Company.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements. Policies related to items that are not considered to be material to the Consolidated Financial Statements are not discussed in detail here, but the policies applicable to these items are disclosed in Note 1 to the Consolidated Financial Statements. Generally, revenues from the sale of products and services are recognized when products are shipped or services are provided, and the collection of such amount is considered probable. If the Company has obligations under the purchase orders, such as acceptance by the customer, revenue is deferred until such obligations are satisfied, in accordance with generally accepted accounting principles. The Company writes off or establishes reserves for excess or obsolete inventories based on assumptions about future demand and market conditions and historical obsolescence data. If actual future market conditions are less favorable than those forecasted by management, additional inventory write-downs may be required. The Company records a valuation allowance to reduce its deferred tax assets to the amounts that are more likely than not to be realized in the future. The Company and all of its subsidiaries, as of December 31, 2001, had net operating loss carryforwards and will not record income tax benefits related to future losses until it is more likely than not that such benefits will not be realized. At a time in the future when profits exceed cumulative losses, the Company will be able to realize tax benefits and the applicable reduction in the valuation allowance will be charged to income in the period that the tax benefit is realized. The Company evaluates its long-lived assets, goodwill and assets held for sale in accordance with generally accepted accounting principles based on market value information, future contribution of the assets to operations, and other relevant information concerning the assets' future realizable values. With respect to assets to be disposed of, the Company has, and may in the future, if necessary, establish reserves, or will write off assets to reduce asset values to the lower of their carrying amount or fair value, less cost to sell.

The Company owns certain marketable equity securities and records a provision, as a separate component of stockholders equity, to adjust the market values of the marketable equity securities to the quoted market price at each balance sheet date. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. The Company has a $500,000 minority investment in a privately-held technology start up Company that is recorded at cost. The Company has limited information available at this time to determine if the investment is impaired. Based on the information that is available, management has concluded that no impairment exists at December 31, 2001. However, future adverse changes in market conditions, or if the investor experiences difficulties in developing or marketing its products, could result in the Company's inability to recover the carrying value of the investment, thereby requiring the Company to record an impairment charge in the future.

The Company establishes allowances or reserves for bad debts, warranty obligations, product returns, and foreign currency gains or losses and the impact of these items is generally immaterial to the consolidated financial statements because the amount of the reserves and allowances have been in the past and are currently estimated to be immaterial, as they relate to the applicable assets or liabilities and the consolidated financial position of the Company.

FINANCIAL CONDITION

The primary sources of Reliability's liquidity have historically been cash provided by operations and working capital. The Company's operations during the latter part of 2001 began to consume cash, and the cash consumption is forecasted to continue during 2002. The parent Company and its Singapore subsidiary have substantial cash available to support anticipated liquidity requirements during the next 12 months. The Company has historically maintained lines of credit to supplement the primary sources of capital. The U.S. Company's line of credit was scheduled to expire in April 2002. The Company cancelled the line of credit on March 1, 2002, because the Company could not request advances, as explained later in this management discussion. The Company is forecasting that it may not need to borrow in the immediate future, but is considering various alternatives to obtain a line of credit. Changes in the Company's financial condition and liquidity during the three year period ended December 31, 2001 are generally attributable to (1) changes in cash flows from operating activities, including the effect of a decline in revenues in 2001 and a loss in 2001, (2) purchase during 2000 and 2001 of treasury stock, (3) increases in research and development expenditures during 2001, (4) changes in operations at the Company's Singapore subsidiary throughout the three year period, including consolidation of the subsidiary's operations into one facility during the fourth quarter of 2000, (5) changes in the levels of capital expenditures during the three year period, (6) purchase of equity and debt securities in 2001 and 1999, (7) the shut-down of the Company's Austin, Texas Services facility in 1999, (8) accelerating payments on a mortgage in 1998 and payment in full of the mortgage in 1999 and (9) also, in 1999, payment of the balance of a note related to the BEST acquisition.

Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following table:

	2001	2000	1999

Working capital:
Working capital (thousands)	$13,518	$18,208	$16,401
Current ratio	13.6 to 1	6.6 to 1	11.7 to 1

Equity ratios:
Total liabilities to equity	0.1	0.1	0.1
Assets to equity	1.1	1.1	1.1
Profitability ratios:
Gross profit	22%	43%	35%
Return on revenues	(36)%	5%	(8)%
Return on assets	(18)%	3%	(4)%
Return on equity	(19)%	4%	(5)%

Despite a decline in revenues and a loss of $4.3 million in 2001, the Company's financial condition has remained strong throughout the three year period ended in 2001. The strong working capital position at December 31, 2001 is attributable to the fact the Company has $12.3 million of cash at December 31, 2001. The cash was primarily provided by cash from operating activities during the years 1996 through 1998. The Company's cash declined during the latter part of 2001 and will decline during 2002, until revenues increase to a level that will provide cash for operations. The Company's forecast indicates it has sufficient cash to fund the cash required by operations for 2002. Working capital decreased to $13.5 million at December 31, 2001, compared to $18.2 and $16.4 million at December 31, 2000 and 1999, respectively. The ratio of current assets to current liabilities was a very healthy 13.6 to 1 at December 31, 2001, an increase from 6.6 to 1 at December 31, 2000. The Company's current ratio was unusually high at December 31, 2001 and 1999, due to significant decreases in liabilities related to the decline in revenues and the associated decline in production levels, since current liabilities decreased at a rate faster than current assets decreased.

Capital expenditures during 2001, 2000 and 1999 were $1.6, $1.7 and $0.9 million, respectively. Expenditures during all three years were primarily related to purchases of equipment used by the Singapore Services facility. A significant portion of expenditures in 2001 were related to expenditures required to consolidate Singapore's two facilities into one new location and $0.6 million of the total was related to expenditures for a product demonstration system for the Company's CRITERIA 20 testing products system. Management projects that capital expenditures during 2002 will be less than 2001 expenditures.

Significant changes in demand for the Company's products and services during the three-year period resulted in revenues decreasing in 1999, increasing during 2000 and then decreasing in 2001. Backlog increased to $2.4 million at December 31, 1999, was $3.9 million at December 31, 2000 and decreased to $0.7 million at December 31, 2001. The operating effects related to the changes in revenues affected various elements of cash provided by operations, as reflected in the Consolidated Statements of Cash Flows.

Net cash provided by operating activities for the year ended December 31, 2001 was $0.5 million, compared to $2.4 million provided by operations in 2000 and $0.4 used by operations in 1999. The principal items affecting cash provided by operating activities in 2001 were (1) a $4.4 million decrease in accounts receivable, (2) a $1.1 million decrease in accrued liabilities, (3) a $0.5 million decrease in income taxes payable and (4) a $0.6 million decrease in accounts payable. The 2001 cash provided by operating activities amount includes a net loss of $4.3 million plus $2.3 million of depreciation and amortization. The decrease in accounts receivable is due to a decrease in revenues, reduced somewhat by the fact that one of the Company's customers started paying invoices beyond its historical 30 to 45 day payment cycle and receipt of payment in full, in 2001, of an accounts receivable for sale of testing products that was collected in monthly installments. The decrease in accrued liabilities resulted from payment, during the first quarter of 2001, of incentive bonuses that were related to profits for the year ended December 31, 2000 and a decrease in various accrued liabilities related to the decrease in revenues. The accounts payable decrease is also related to the decrease in revenues and a corresponding decrease in the level of operations. The decrease in income taxes payable and a $0.3 million increase in refundable income taxes resulted from payment, during 2001, of taxes on 2000 income and the fact that operations for 2001 resulted in refundable income taxes that are related to the loss in 2001. A $0.4 million provision for asset impairments, including write off of $0.2 million of impaired goodwill, was recorded in 2001. The principal items affecting cash provided by operating activities in 2000 were (1) a $3.8 million increase in accounts receivable, (2) depreciation and amortization of $2.2 million, (3) net income of $1.1 million, (4) a $0.6 million decrease in refundable income taxes and (5) an increase of $1.8 million in accounts payable, income taxes payable and accrued liabilities, resulting from a general increase in most items included in accrued liabilities due to accrual throughout the year of various items, such as property taxes, that are paid in the following year and an increase in incentive bonus accruals that are directly related to the increase in profitability. The increase in income taxes payable resulted from an increase in taxes on profits of the U.S. Company and a foreign subsidiary. A significant portion of the increase in accounts receivable resulted from the sale of $2.0 million of testing products in January 2000 and the account receivable related to that sale being collected in 23 monthly installments. A reserve for impairment of assets of $0.4 million, as explained later in this discussion, was recorded in 2000 and a $0.2 million loss on disposal of fixed assets related to the relocation of the Singapore facility was also recorded in 2000.

In February 2000, the Company announced a plan to repurchase up to 1.5 million shares of its common stock. The Company has repurchased a total of 354,300 shares (274,600 in 2001 and 79,700 in 2000) as of December 31, 2001. The cost of the purchases was $0.8 and $0.3 million in 2001 and 2000, respectively. The number of shares purchased has been affected by the Company limiting purchases to prices below certain per share amounts and certain regulatory requirements, including daily volume limitations. The Company may purchase additional shares during 2002, depending on various factors, including projections of cash required to support operations.

During the three-year period, the Company maintained a credit facility with a financial institution to provide credit availability to supplement cash provided by operations, if required. In addition, the Company's Singapore subsidiary has maintained a $0.5 million overdraft facility to support the subsidiary's credit commitments. The Company's $1.0 million credit facility was scheduled to expire in April 2002. A financial covenant in the agreement related to requesting cash advances required that the Company have a positive cash flow, as defined, during the previous four quarters. The Company was not in compliance with the covenant beginning with the quarter ended December 31, 2001. The Company cancelled the agreement effective March 1, 2002. The Company has significant cash available at December 31, 2001 and, thus forecasted that it would not need to borrow under the agreement prior to its expiration. The Company is considering various alternatives to obtain a line of credit that would supplement the liquidity that is provided by the Company's cash balance of $12.3 million at December 31, 2001. Management estimates that, in addition to the $12.3 million of cash, it has in excess of $12 million of unencumbered U.S. assets that could be used as collateral for a loan. The Company's operations began consuming cash during the later part of 2001, contributing to the Company's cash balance declining from $14.3 million at December 31, 2000 to $12.3 million at December 31, 2001. The cash consumption is forecasted to continue until revenues increase to levels that will provide cash for operations, but the cash balance of $12.3 million at December 31, 2001 is currently forecasted to exceed the Company's cash requirements for the year ending December 31, 2002. The Company will attempt to obtain a line of credit to supplement its substantial cash balance, but there can be no assurance that the Company will be able to obtain a line of credit.

Reliability's revenue is dependent on conditions within the semiconductor, computer and telecommunications industries, and, in the Testing Products segment, development of new products and the capital expenditure plans of its customers. Profitability is dependent on the Company's ability to generate revenues and control expenses. The Company's Testing Products segment is dependent on capital expenditures by its semiconductor manufacturer customers, and the Services segment is dependent on the electronics industry's demand for ICs sold by the Company's customers. In general, the electronics and semiconductor industries are highly cyclical and experience periods of oversupply and excess production capacity. Oversupply, excess production capacity and a significant decrease in demand for products sold by the industries served by the Company have decreased demand for products and services sold by the Company. This has resulted in a decrease in the amount of new orders for testing products and power sources and changes in demand for services sold by the Company. The acquisition of certain services activities from BEST in December 1998 resulted in revenues in the Services segment increasing in 1999 and the first three quarters of 2000. New orders for Testing Products increased in the last half of 2000, but declined significantly in 2001. Inquiries and forecasts by certain customers needing new or retrofit capacity provide some visibility that demand for the Company's products may increase in the middle to latter part of 2002. Currently, demand for products sold by the semiconductor industry is very weak. Changes in product mix and increases in demand for ICs that are sold by customers of the Singapore Services facility resulted in increased demand for services provided by the facility in 2000, compared to 1999. Demand for products sold by customers of the Services segment decreased in 2001, resulting in a decrease in demand for services beginning in the first quarter of 2001.

FUTURE RESULTS

The Company's business, during 2001, was affected by a downturn in demand for its products and services. The Company reported a $4.3 million loss for the year ended December 31, 2001, and is forecasting that losses will continue during 2002. The Company's operations began consuming cash during the later part of 2001, contributing to the Company's cash balance declining from $14.3 million at December 31, 2000 to $12.3 million at December 31, 2001. Cash consumption is forecasted to continue until revenues increase to levels that will provide cash for operations; however the Company's cash balance of $12.3 million at December 31, 2001 is currently forecasted to exceed the Company's cash requirements for the year ending December 31, 2002. The Company may attempt to obtain a line of credit to supplement its cash balance, as explained earlier in this management discussion. Management estimates that, in addition to the $12.3 million cash balance, it has U.S. assets, with a fair market value in excess of $12 million, that could be used as collateral for a loan.

Management has reviewed forecasted operations for 2002 and has concluded that because the Company has $12.3 million in cash as of December 31, 2001, it has sufficient cash available to support its operations during 2002 and into 2003. The cash available will allow the Company to maintain its operations and fund research and development activities at levels that the Company believes are necessary to complete the major product development activities that are scheduled for 2002. The Company has increased its research and development expenditures in response to the fact that its customers' latest products require that the Company's products and services meet more stringent technical requirements. Management believes that certain customers may not have the capacity to process significant volumes of current and future generation devices with low input voltage, high current and large variations in heat dissipation. The Company offers products that serve this technically stringent generation of devices and is developing the CRITERIA 20 to serve this market in 2002 and in future years. The Company's forecasts indicate that demand for Testing Products that have been developed by the Company during the past three years and demand for the CRITERIA 20 will result in revenues returning to more acceptable levels during the latter part of 2002.

To minimize losses while continuing higher levels of research and development spending, the Company has reduced its workforce in certain areas and maintained discretionary spending at levels necessary to respond to future increases in demand for products and services. The Company is planning to continue programs geared at holding down costs, while maintaining operations at a level that will allow the Company to respond to increases in demand for its products and services. A return to activity levels that existed prior to 2001 is dependent upon a recovery in the semiconductor and electronics industries and the Company's ability to provide customers with products that are cost competitive and technically acceptable.

Given the nature of the markets in which the Company participates, management cannot reliably predict future revenue and profitability. As demand for products has decreased in recent periods, quarterly sales and operating results have become highly dependent on the volume and timing of orders that are received during the quarter. In addition, a significant portion of current operating expenses is relatively fixed in nature due to the need to maintain a minimum sales, research and development, and service and manufacturing capacity. If revenues do not increase to compensate for fixed costs, this may extend the adverse impact of a revenue shortfall on the Company's results of operations.

If the Company does not introduce new products, services and enhancements in a timely manner, its products and services will become technologically obsolete over time, in which case revenue and operating results will suffer. The success of new product and service offerings will depend on several factors, including the ability to identify customer needs, innovate and develop new technologies, successfully commercialize new technologies in a timely manner, manufacture and deliver products in sufficient volumes on time, differentiate our offerings from our competitors' offerings and price products competitively.

The risks associated with international sales and operations could adversely affect our results of operations. We anticipate that revenue from international operations will continue to represent a substantial portion of our total revenue. In addition, two of our facilities are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including changes in foreign currency exchange rates and customers shifting their production facilities to new areas.

The Company's future success depends partly on the continued service of key research, engineering, sales, marketing, manufacturing, executive and administrative personnel. If the Company fails to retain and hire a sufficient number of these personnel, it will not be able to maintain or expand its business. The Company's attrition rate is relatively stable, but, there is still intense competition for certain highly technical specialists.

RESULTS OF OPERATIONS

Overview. Changes in revenues from the sale of testing products sold by the Company during the three year period ended in 2001 reflect, in general, changes in demand by specific customers resulting in volume and product mix changes and the sale of lower unit price products. Total revenues in the Services segment decreased in 2001 and 2000. New orders in the Testing Products and Services segments decreased during 2001, beginning in the latter part of the first quarter. The Company is continuing to see signs that orders will remain at lower levels, resulting in poor visibility with respect to orders for 2002 and uncertainty as to when demand might increase. A decrease in demand for the Company's Testing Products and Services during 2001 was precipitated by a decline in orders for products supplied by the semiconductor and computer industries. A decrease, in 2000 and 2001, in demand for products sold by the telecommunications and computer industries resulted in a decrease in demand for power sources. Reliability's revenue, in general, is dependent on conditions within the semiconductor and personal computer industries. In addition, revenues in the Testing Products segment are dependent on the capital expenditure plans of our customers. Current forecasts by leading semiconductor, electronics and personal computer companies indicate that demand for products and services will remain at suppressed levels into 2002. This translates into depressed revenue levels for the Company's products and services at least through the first half of 2002.

Revenues. Revenues for 2001 declined 46% to $12.1 million compared to $22.2 million for the 2000 period. Revenues in the Testing Products, Services and Power Sources segments decreased $4.8, $4.4 and $0.9 million, respectively. Revenues for 2000 increased 34% to $22.2 million, reflecting an increase of $6.9 million in the Testing Products segment and decreases of $1.0 and $0.2 million in the Services and Power Sources segments, respectively.

Revenues in the Testing Products segment were $6.5 million for 2001, which is a decrease of 42% from the same period of 2000. Revenues from the sale of CRITERIA products decreased $1.3 million and revenues from the sale of INTERSECT products decreased $3.5 million. The decrease in revenues from the sale of CRITERIA products was related to a higher volume of products with lower unit prices resulting from a customer purchasing, primarily during the first six months of 2001, upgrades to its existing systems to a technical level required to process its increasingly complex devices, and, during the second half of the year, a decrease in demand for products due to a downturn in demand for products and services provided by the electronics and semiconductor industry. In 1999, one of Reliability's customers implemented a program to outsource production of certain devices. This program contributed to the decrease in INTERSECT products revenues in 2001. During 2001 demand for conditioning and testing systems sold by the Company and its competitors declined due to the down turn in the demand for products sold by customers of the industries served by the Company. In addition, certain customers purchased evaluation quantities of newer generation competing products from competitors. Revenues in the Testing Products segment were $11.3 million for 2000, which was an increase of 157% from the same period in 1999. The increase was related to changes in demand and volume changes resulting from a customer upgrading its existing systems to a technical level that is required to process its increasingly complex devices. Revenues from the sale of INTERSECT products increased $2.3 million, while revenues from the sale of CRITERIA products increased $4.6 million. In 1999, one of Reliability's customers implemented a program to outsource production of certain devices. This resulted in a purchase of INTERSECT systems in 2000 by the company that was selected to outsource the Company's customer's product. CRITERIA revenues increased due to an increase in the number of CRITERIA system upgrades delivered to a customer. The increase reflected increased demand due to the increasing complexity of new generation ICs sold by the customer.

Revenues in the Services segment for the 2001 period were $4.8 million, a decrease of 48% compared to the corresponding 2000 period. The sudden and significant decrease in revenues, beginning in the second quarter of 2001, resulted from volume decreases caused by decreased demand for products sold by the two principal customers of the Singapore Services facility. In addition, the decrease resulted from the customer significantly decreasing the burn-in time for its devices and a general decrease in demand by other customers of the Singapore facility. The decrease in demand is related to the overall decrease in demand for products sold by the semiconductor, personal computer and electronics industries. Revenues in the Services segment for the 2000 period were $9.2 million, a decrease of 9% compared to the corresponding 1999 period. The acquisition of Services activities from BEST in 1998 and a general increase in demand for services provided by the Company's Singapore subsidiary contributed to an increase in Services revenues at the Singapore facility in 2000. The Company's Austin, Texas Services facility provided services principally to one customer. The facility was closed in September 1999 because the customer stopped sending product to the facility. Revenues at the Singapore Services facility for the 2000 period increased 20% compared to the 1999 period. The increase at the Singapore facility resulted from increased demand for certain products sold by the two principal customers of the subsidiary and a change in the mix of services required by a customer, resulting in an increase in higher value-added revenues, and thus higher unit prices.

Revenues in the Power Sources segment were $0.8 million for 2001, a 54% decrease from the 2000 period. A decrease in demand for power sources resulted from a decrease in demand for products sold by the telecommunications and computer industries and the effects of the cancellation, in 2000, of a contract by a distributor. These factors resulted in volume decreases in the Power Sources segment. Revenues in the Power Sources segment decreased 12% in 2000 to $1.7 million. Revenues were affected in 2001 and 2000 by changes in demand, price competition and a decline in market penetration that resulted in volume decreases and cancellation of a contract by a distributor in 2000.

Costs and Expenses. Changes in costs and expenses during the three year period were primarily related to changes in revenues, increase in research and development expenditures in 2001, changes in incentive bonus expense, closing and restructuring Services facilities, relocating the Singapore Services operations, asset impairment charges, the effects of expense control programs during the period and acquiring services facilities from BEST.

Total costs and expenses, excluding interest, asset impairment and relocation costs, for 2001 decreased $3.2 million or 16% compared to the 46% revenue decrease of $10.1 million. Cost of revenues decreased $3.2 million, marketing, general and administrative expenses decreased $1.4 million and research and development expenses increased $1.4 million. Asset impairment costs totaled $416,000 in 2000 and $420,000 in 2001 and relocation costs totaled $390,000 in 2000. Expenses, primarily cost of revenues, reflect the fact that the Company has reduced worldwide personnel levels by 27% during 2001. Total costs and expenses for 2000, excluding interest and the provisions for impairments, restructuring, shut-down and relocation, increased $2.6 million or 15% compared to the 34% revenue increase of $5.7 million. Cost of revenues increased $1.9 million, marketing, general and administrative expenses increased $0.9 million and research and development expenses decreased $0.1 million. Expenses for 2000 included a $0.4 million provision for impairment of assets and $0.4 million of relocation expenses.

Gross Profit. The Company's gross profit was 22% in 2001, 43% in 2000 and 35% in 1999. The decrease in gross profit from 43% in the 2000 period to 22% in the 2001 period is attributable primarily to the Services segment and to a lesser degree to the Power Sources segment. The gross profit declined significantly during 2001 and was negative in the Services and Power Sources segments. The decline in the gross profit in the Services segment is related to volume decreases related to a decrease in demand and unit price decreases due to changes in product mix. The gross profit in the Power Sources segment, in 2001, decreased due to a 54% decline in revenues resulting from volume decreases. The volume decreases in the Services and Power Sources segments resulted in costs not being fully absorbed, resulting in negative gross profit in the segments. The gross profit in the Testing Products segment was substantially unchanged as a result of product mix changes and volume increases that occurred during the first six months of 2001. The increase in the consolidated gross profit to 43% in the 2000 period is attributable to the Testing Products segment. The gross profit in the Testing Products segment is higher than the gross profit in the other two segments. Revenues in the Testing Products segment increased 157% and accounted for a significantly higher percent of total consolidated revenues in the 2000 period, resulting in the overall increase in gross profit in 2000, compared to 1999. The gross profit in the Power Sources segment, in 2000, decreased slightly due to a 12% decrease in revenues resulting from volume decreases.

Marketing, General and Administrative. Marketing, general and administrative expenses for 2001 decreased $1.4 million or 22%. Expenses for 2001, in all three of the business segments, reflected decreases compared to the 2000 period, with the Testing Products segment accounting for a significant portion of the decrease. The Testing Products revenue decrease in 2001 compared to 2000 resulted in a reduction in certain volume-related expenses, such as commissions and installation costs. The decrease was also affected by reductions in travel, a $0.6 million decrease in incentive bonus expense and decreases in certain other volume related expenses. Expenses in the Services and Power Sources segments decreased due to the decline in revenues and, in general, the same factors discussed above for the Testing Products segment. Marketing, general and administrative expenses for 2000 increased $0.9 million or 16% over the 1999 period, compared to a 34% increase in revenues. The increase in expenses is primarily related to an increase in Testing Products revenues which resulted in increases in volume-related expenses, such as commissions, marketing support and similar expenses and, in all business segments, an increase in incentive compensation expense accruals which are directly related to the increase in profitability. Closing the Austin Services facility in 1999 resulted in a $290,000 decrease in expenses in 2000.

Research and Development. Research and development expenses for the 2001 period increased 88% and totaled $2.9 million. The increase is primarily related to development of the Company's next generation micrologic test during burn-in system. The system is currently scheduled to be introduced in the first half of 2002. Expenditures related to development of new products and expansion of existing product lines in the Power Sources segment increased 67% in 2001. Research and development expenses were $1.6 million in 2000 compared to $1.7 million in 1999. A significant portion of the expenditures in each of the years was for development of testing and conditioning products, including significant expenditures related to development of new features for existing product lines. Reliability is committed to continuing a significant research and development program, and development costs may increase in 2002.

Provision for Asset Impairments, Restructuring, and Shut-Down. A provision for asset impairments totaling $420,000 was recorded in 2001. The provision included $54,000 related to the write off of the remaining balance of an investment in a company that filed for bankruptcy and $145,000 related to impairment of fixed assets at the Singapore facility due to a significant decrease in demand and a change in the projected future product mix. In addition, goodwill of $221,000 associated with the Singapore 1998 acquisition of a services facility was written off as impaired. The Singapore write offs resulted from the fact that revenues associated with the customers that were part of the acquisition declined significantly and the fact that the nature of revenues to be generated in the future will be significantly different than those that were acquired.

In the fourth quarter of 2000, a company in which Reliability had an investment filed for bankruptcy, as noted in the paragraph above, and the Company recorded a $316,000 provision to write down the cost basis of the asset to its fair value. The Company, in 1998, closed its Services facility in North Carolina. Land and a building that was occupied by the Services operation are carried as assets held for sale. An impairment reserve related to the assets was recorded in 1998 and totaled $100,000. The reserve was increased to $200,000 during 2000. The increase in the reserve was based on updated information applicable to the assets' fair value, less cost to sell. The carrying value of the land and building at December 31, 2001 totals $2.0 million. The assets are being actively marketed, although no assurances can be given that they will be sold during 2002. The Company, in 1999, recorded a $0.8 million provision for shut-down of its Austin services facility. The facility was closed because the operation had only one customer and that customer advised the Company that the volume of product supplied to the Company for processing would be decreased.

Interest Income and Expense. Interest income decreased $0.3 million or 36% in 2001, resulting from the decrease in interest on the declining balance of an account receivable that was being collected over a two-year period, a decrease in interest income due to a decrease in interest rates in the 2001 period compared to 2000 and to a lesser degree to a decrease in investable cash balances. The changes in net interest during 2000 reflected an increase in interest income and a decrease in interest expense. Interest income was affected by changes in investable cash and increases in interest rates in 2000. Approximately one-half of the interest income in 2000 compared to 1999 relates to interest earned on an account receivable that was collected over a two-year period. Interest expense decreased due to the fact the Company accelerated payments on, and in 1999 paid in full, the mortgage related to the Houston facility.

Provision for Income Taxes. The Company's tax benefit rate was 15% in 2001; the tax rate was 42% in 2000 and the tax benefit rate was 19% in 1999. The principal items affecting the Company's tax rate in 2001 were tax benefits not available to a foreign subsidiary due to net operating loss limitations and a lower effective benefit rate related to a loss at the Singapore subsidiary. In addition, the 2001 rate was affected by a valuation allowance related to a capital loss, the fact that a tax benefit is not available for a portion of the Singapore subsidiary's loss, U.S. tax on a dividend from the Singapore subsidiary and non-deductible goodwill. The principal items affecting the Company's tax rate in 2000 and 1999 were foreign losses for which a tax benefit is not available and lower effective income tax rates related to undistributed foreign earnings. The Company and all of its subsidiaries, as of December 31, 2001, have net operating loss carryforwards, thus the Company will not record net income tax benefits related to future losses until future profits exceed the cumulative losses and it is likely that such benefits will be realized.

Net Income. The loss before income taxes was $5.1 million in 2001. Income before income taxes was $1.8 million in 2000, and the loss before income taxes was $1.5 million in 1999. The net loss was $4.3 million for 2001; net income was $1.1 million in 2000; and the net loss was $1.3 million in 1999.

Earnings Per Share. The diluted loss per share was $.67 in 2001; the diluted earnings per share was $.16 in 2000 and the diluted loss per share was $.19 in 1999. The principal item affecting the 2% decrease in weighted average shares in 2001 was the purchase of treasury shares.

FORWARD-LOOKING STATEMENTS

From time to time, the Company may publish forward-looking statements, including those that are contained in this report, relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, adverse changes in the global economy, sudden decreases in the demand for electronic products and semiconductors, market acceptance of the Company's products and services, the impact of competition, delays in product development schedules, delays due to technical difficulties related to developing and implementing technology, delays in delivery schedules, the ability to attract and maintain sufficient levels of people with specific technical talents, future results related to investments and acquisitions, and changes in demand for the Company's products and services and the Company's customers' products and services. Actual results may materially differ from projections.

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

Interest Rate Risk. The Company places its short-term investments, which generally have a term of less than 90 days, with high quality financial institutions, limits the amount of credit exposure to any one institution, and has investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. As of December 31, 2001, the Company had short-term investments totaling $11.6 million. Due to the short-term nature of these instruments, the carrying value approximates market value. If, during 2002, average short-term interest rates decrease by 1.0% over 2001 average rates, the Company's projected interest income from short-term investments would decrease by approximately $116,000, assuming a similar level of investments in 2002. The Company had short-term investments totaling $13 million at December 31, 2000. If 2001 average short-term interest rates decreased by 1.0% over 2000 average rates, the Company's interest income from short-term investments would have decreased by approximately $130,000.

The Company had no debt outstanding at December 31, 2001 or 2000 and projects that it may not utilize credit lines during 2002. The Company does have various letters of guarantee outstanding under a line of credit. The fees for these guarantee documents are at current competitive rates. Market risk, estimated as potential increase in fair value resulting from a hypothetical 1.0% increase in interest rates under the assumption that the Company would fully utilize its Singapore $0.5 million line of credit, is (was) estimated to be not material to the Company as of December 31, 2001 and 2000. The Company has historically maintained lines of credit at interest rates that fluctuate with the U.S. prime rate; thus the Company's historical borrowing rates have been near or slightly below prime rates. The Company cannot provide assurance that it will be able to obtain a line of credit when its U.S. loan agreement expires in 2002 and that its borrowing rates will not increase significantly if new lines of credit are obtained in the future.

Price Risk. As of December 31, 2001 and 2000, the Company held marketable equity securities with fair market values of $282,000 and $232,000, respectively. Had market prices of such securities declined 10% as of December 31, 2001 and 2000, the fair values of these instruments would have decreased $28,000 and $23,000, respectively. As of December 31, 2001, the Company held a $500,000 investment in 1,124,000 shares of preferred stock of a privately held high tech company that is the development stage. Since it is not practicable to estimate the fair market value of the preferred stock, as the issuer is in the later stages of product development and a readily determinable market value does not exist for the preferred stock, the Company is unable to quantify the amount of price risk sensitivity inherent in this investment.

Foreign Currency Risk. The Company has subsidiaries located in Costa Rica and Singapore. The functional currency of the two subsidiaries is the U.S. dollar. Revenues of the Costa Rica subsidiary are denominated in U.S. dollars and operating expenses are denominated in the local currency of Costa Rica. Historically, the Costa Rica currency has been devalued frequently, relative to the U.S. dollar, resulting in minimal currency exchange effects on the equivalent U.S. dollar expenses of the subsidiary. The Company estimates that approximately 45% of its Singapore subsidiary's 2002 revenues and 70% of its expenses will be denominated in Singapore dollars. The balance will be denominated in U.S. dollars. A significant portion of the subsidiary's assets, including cash investments, are denominated in U.S. dollars. Historically, fluctuations in the Singapore dollar/U.S. dollar exchange rates have not had a material effect on the Company. Future changes in the exchange rate of the U.S. dollar to the Singapore dollar may positively or negatively impact the Company's revenues, operating expenses and earnings.

Concentrations of Credit Risk. The Company provides products and services to companies in the electronics and semiconductor industries, many of which are industry leaders. There are a limited number of companies which purchase testing products and services sold by the Company. During 2001 and 2000, the Company's four largest customers in each year accounted for approximately 84% and 77%, respectively, of consolidated revenues. The Company's trade receivables are primarily denominated in U.S. dollars except that approximately 45% of the Singapore subsidiary's trade receivables are denominated in Singapore dollars and are generally due within 30 days. In general, trade receivables are collected in a timely manner and historically bad debts have been very low. A customer of the Singapore subsidiary has delayed payments somewhat beyond its historical payment cycles due to various factors related to the downturn in the semiconductor industry. The Company aggressively monitors customer payment trends and does not at this time anticipate a significant increase in its historically very low bad debt expense. Timely collection of trade receivables minimizes the currency risk associated with trade receivables that are denominated in foreign currencies.

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

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Reliability Incorporated

We have audited the accompanying consolidated balance sheets of Reliability Incorporated as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliability Incorporated at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Houston, Texas
January 25, 2002

RELIABILITY INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS

	December 31,
	2001	2000
Current assets:
Cash and cash equivalents	$12,302	$14,303
Accounts receivable	717	5,093
Inventories	876	1,292
Refundable income taxes	345	-
Deferred tax assets	166	252
Other current assets	184	505
Total current assets	14,590	21,445
Property, plant and equipment, at cost:
Machinery and equipment	13,967	15,521
Buildings and improvements	5,262	4,610
Land	530	530
	19,759	20,661
Less accumulated depreciation	13,649	13,819
	6,110	6,842

Investments	782	678
Assets held for sale	2,035	2,035
Goodwill, net of accumulated amortization of $118 in 2000	-	278
	$23,517 =====	$31,278 =====

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 196	$ 804
Accrued liabilities	847	1,886
Income taxes payable	29	547
Total current liabilities	1,072	3,237

Deferred tax liabilities	128	569
Commitments and contingencies Stockholders' equity:
Common stock, without par value; 20,000,000 shares authorized; 6,690,265 and 6,687,265 shares issued in 2001 and 2000, respectively	9,614	9,605
Retained earnings, net of $7,772 in treasury stock retired during 1999	13,757	18,104
Accumulated other comprehensive income	40	43
Less treasury stock, at cost, 354,300 and 79,700 shares in 2001 and 2000, respectively	(1,094)	(280)
Total stockholders' equity	22,317	27,472
	$23,517 =====	$31,278 =====

See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2001	2000	1999
Revenues:
Product sales	$ 7,286	$12,997	$ 6,358
Services	4,796	9,238	10,193
Costs and expenses:	12,082	22,235	16,551
Cost of product sales	3,778	6,171	3,658
Cost of services	5,675	6,435	7,092
Marketing, general and administrative	4,978	6,421	5,540
Research and development	2,932	1,561	1,654
    Provision for asset impairments and shut-down
	420	416	800
    Relocation expenses
	-	390	-
	17,783	21,394	18,744
Operating income (loss)	(5,701)	841	(2,193)
Interest income, net	609	956	649
Income (loss) before income taxes	(5,092)	1,797	(1,544)
Provision (benefit) for income taxes	(745)	746	(288)
Net income (loss)	$ (4,347) =====	$ 1,051 =====	$ (1,256) =====
Earnings (loss) per share:
Basic	$ (.67)	$ .16	$ (.19)
Diluted	$ (.67)	$ .16	$ (.19)
Weighted average shares:
Basic	6,486	6,643	6,628
Diluted	6,486	6,692	6,628

See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$ (4,347)	$ 1,051	$(1,256)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation and amortization	2,259	2,245	2,538
Provision (benefit) for deferred income taxes	(353)	(96)	329
Provision for inventory obsolescence	154	103	150
Provision for asset impairments and shut-down	420	416	800
(Gain) loss on disposal of fixed assets	(2)	177	(172)
Changes in operating assets and liabilities:

Accounts receivable	4,376	(3,826)	911
Inventories	262	221	(465)
Refundable income taxes	(345)	551	(551)
Other current assets	283	(96)	28
Accounts payable	(608)	513	(256)
Accrued liabilities	(1,089)	857	(2,016)
Income taxes payable	(518)	402	(190)
Cash payments charged to impairment, shut-down and restructuring reserves	31	(72)	(200)
Total adjustments	4,870	1,395	906
Net cash provided (used) by operating activities	523	2,446	(350)
Cash flows from investing activities:
Expenditures for property and equipment	(1,596)	(1,650)	(847)
Purchase of marketable equity and debt securities	(109)	(61)	(870)
Proceeds from sale of equipment	2	37	634
Increase in other long-term assets	-	-	7
Net cash (used) in investing activities	(1,703)	(1,674)	(1,076)
Cash flows from financing activities:
Purchase of treasury stock	(814)	(280)	-
Proceeds from issuance of common stock pursuant to stock option plans	9	216	128
Borrowings under revolving credit facility	-	591	30
Payments under revolving credit facility	-	(591)	(30)
Payments on long-term debt	-	-	(274)
Payment on note payable to shareholder	-	-	(534)
Other	-	-	(7)
Net cash (used) by financing activities	(805)	(64)	(687)
Effect of exchange rate changes on cash	(16)	22	(16)
Net increase (decrease) in cash and cash equivalents	(2,001)	730	(2,129)

Cash and cash equivalents:
Beginning of year	14,303	13,573	15,702
End of year	$12,302 =====	$14,303 =====	$13,573 ======

See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2001, 2000 and 1999

(In thousands)
			Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Amount	Total Com- prehensive Income (Loss)
	Common Stock			Treasury Stock (at cost)
	Shares	Amount		Shares	Amount
Balance at December 31, 1998	7,811	$9,340	$26,081	(1,207)	$(7,844)	$ -	$27,577
Comprehensive (loss):
Net (loss)			(1,256)				(1,256)	$(1,256)
Unrealized net (losses) on marketable equity securities						(48)	(48)	(48)
Total comprehensive (loss)								$(1,304) ====
Treasury stock retirement	(1,207)	(72)	(7,772)	1,207	7,844		-
Shares issued for exercise of stock options	27	128					128
Other	1	(7)					(7)
Balance at December 31, 1999	6,632	9,389	17,053	-	-	(48)	26,394
Comprehensive income:
Net income			1,051				1,051	$1,051
Unrealized net gains on marketable equity securities						91	91	91
Total comprehensive income								$1,142 ====
Purchase of treasury stock				(80)	(280)		(280)
Shares issued for exercise of stock options	55	216					216
Balance at December 31, 2000	6,687	9,605	18,104	(80)	(280)	43	27,472
Comprehensive (loss):
Net (loss)			(4,347)				(4,347)	$(4,347)
Unrealized net (losses) on marketable equity securities						(3)	(3)	(3)
Total comprehensive (loss)								$(4,350) =====
Purchase of treasury stock				(274)	(814)		(814)
Shares issued for exercise of stock options	3	9					9
Balance at December 31, 2001	6,690	$9,614	$13,757	(354)	$(1,094)	$ 40	$22,317
	====	====	=====	====	=====	===	=====

See accompanying notes.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

     DESCRIPTION OF BUSINESS

Reliability Incorporated ("Reliability" or the "Company") is a United States based corporation with operations in the United States, Singapore and Costa Rica. The Company and its subsidiaries are principally engaged in the design, manufacture and sale of equipment used to test and condition integrated circuits. In addition, a subsidiary of the Company operates a service facility which conditions and tests integrated circuits as a service to other companies. The Company's Testing Products are sold to companies that manufacture semiconductor products and are shipped to locations in the U.S., Europe, Central America, Asia and Pacific Rim countries. Services, as of December 31, 2001, are provided principally to two customers in Singapore. The Company acquired, in December 1998, assets of a company that provided services to customers in Austin, Texas and Singapore. The Company closed the Austin facility in September 1999. Another subsidiary manufactures and sells power sources, primarily a line of DC to DC power converters. Power sources are sold to U.S., European and Asian based companies that design and sell electronic equipment. Demand for products and services sold by the Company is subject to significant changes and to the Company's ability to provide acceptable products to a limited number of customers.

     PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the prior periods have been reclassified to conform to the 2001 presentation. The parent Company provides, at various times during business cycles, working capital to its subsidiaries.

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

     INVENTORIES

Inventories, at December 31, are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include:

	2001	2000
	(In thousands)

Raw materials	$788	$ 858
Work-in-progress	14	307
Finished goods	74	127
	$876 ===	$1,292 ====

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2001

Inventories are presented net of reserves for excess and obsolete inventories of $303,000 and $326,000 as of December 31, 2001 and 2000, respectively. The Company monitors its inventories to identify and write off or establish reserves for write-off of excess and obsolete inventories.

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

Marketable equity securities are classified as available-for-sale and are carried at their fair value on the balance sheet, with unrealized gains and losses, net of applicable income taxes of $20,000 and $22,000 at December 31, 2001 and 2000, respectively, reported as a separate component of stockholders' equity. Marketable equity securities are stated at market value, as determined by the most recently published trade price of the securities at the balance sheet date.

The investment in preferred stock is classified as an available-for-sale security. The preferred stock represents a convertible bond that was converted into 1,124,000 shares of preferred stock of the issuer in January 2000 and is stated at cost. It is not practicable to estimate the fair value of the preferred stock, as the issuer is in the later stages of product development and the market value of the investment is not readily determinable. The following table summarizes the Company's investments at December 31:

	2001	2000
	(In thousands)
Preferred stock, at cost	$500	$500
Marketable equity securities, at cost	222	167
Unrealized net gains on marketable equity securities	60	65
	782	732
Amount classified as current	-	54
Amount classified as long-term	$782 ===	$678 ===

In December 2000, a publicly traded company in which the Company had an investment filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The Company recorded, in 2000, a $316,000 provision to write down the basis of the asset to $54,000, which was considered to be its fair value. A deferred tax benefit of $107,000 related to the write-down was also recorded in 2000. During 2001, that company completed an agreement to sell certain assets and announced that it would be liquidated and that it did not anticipate any distributions would be made to shareholders. The Company wrote off the remaining $54,000 in 2001 and recorded a $18,000 deferred tax benefit related to the write down. The total loss of $370,000 has been classified as a capital loss for income tax purposes. The Company has established an income tax valuation allowance with respect to the tax benefit related to the

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2001

capital loss because realization is dependent upon the Company generating capital gain income in future years.

      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. For financial statement purposes, depreciation is computed principally on the straight-line method using lives of six years for leasehold improvements and 30 years for buildings, and the double-declining balance and straight-line methods using lives from two to eight years for machinery and equipment. The machinery and equipment balance at December 31, 2001 includes construction in progress totaling $591,000.

     GOODWILL

Goodwill arising from the December 1998 acquisition of Basic Engineering Services and Technology Labs, Inc. ("BEST") was amortized over its estimated useful life of seven years. The unamortized balance of goodwill totaled $221,000 at December 31, 2001. The goodwill was evaluated in 2001, and it was determined that it was impaired and the net value of $221,000 was written off.

      LONG-LIVED ASSETS

The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company assesses the impairment of long-lived assets, including goodwill, when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company, in 2001, completed an evaluation of the Singapore subsidiary's decline in revenues, changes in operations and the results of a program to refocus and diversify its activities. As a result of the evaluation, the Company identified certain long-lived assets that were permanently impaired and determined that 100% of the goodwill associated with the 1998 acquisition of certain BEST assets was impaired. A $221,000 charge for impairment of goodwill and a $145,000 charge for impairment of other long-lived assets was recorded in the quarter ended December 31, 2001.

     STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock options. Since the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, generally no compensation

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2001

expense is recognized. Pro forma information regarding net income and earnings per share, as calculated under the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation," is disclosed in Note 5.

     REVENUE RECOGNITION

Generally, revenues for the sales of products and services are recognized when products are shipped or services are provided and the collection of such amounts is considered probable, unless the Company has obligations remaining under the purchase orders, in which case, revenue is deferred until all obligations are satisfied. Sales returns have historically been immaterial. The Company leased equipment to a customer for a period of 23 months ended in November 2001 under a sales-type equipment lease.

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

The Company sells its products and services to a limited number of customers (See Note 4).

The Company's revenues are primarily denominated in U.S. dollars, thus the risks of foreign exchange fluctuations are generally not material. Approximately 50% of the revenues of the Company's Singapore subsidiary are denominated in Singapore Dollars. The foreign exchange risk associated with these revenues has historically been immaterial due to the stability of the Singapore dollar relative to the U.S. dollar and the fact that accounts receivable have been collected in a timely manner.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2001

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

   INCOME TAXES

Deferred income taxes are provided under the liability method and reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company establishes valuation allowances when the realization of specific deferred tax assets are subject to significant uncertainty.

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

    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," ("Statement 141") and No. 142, "Goodwill and Other Intangible Assets," ("Statement 142"). Statement 141 requires the application of the purchase method of accounting for all business combinations initiated after June 30, 2001. Under Statement 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Statement 142 is effective for fiscal years beginning after December 15, 2001. Reliability adopted Statement 142 effective January 1, 2002. The adoption of both of these statements is not expected to impact the results of operations or financial position of the Company.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement is

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2001

effective for fiscal years beginning after December 15, 2001. Reliability adopted this statement effective January 1, 2002. This statement establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Additionally, the statement expands the definition of a discontinued operation from a segment of business to a component of an entity that has been disposed of or is classified as held for sale and can be clearly distinguished, operationally and for reporting purposes, from the rest of the entity. The results of operations of a component classified as held for sale shall be reported in discontinued operations in the period incurred. Adoption of this statement will not have a significant effect on the Company's results of operations or financial position.

2.   INCOME TAXES

The provision (benefit) for income taxes is based on income (loss) before income taxes, as follows:

Geographic Area	2001	2000	1999
	(In thousands)
United States	$(1,750)	$ 936	$(1,506)
Foreign	(3,381)	763	(243)
Eliminations	39	98	205
	$(5,092) ====	$1,797 ====	$(1,544) ====

The components of the provision (benefit) for income taxes are as follows:

	Current	Deferred	Total
2001	(In thousands)
Federal	$(359)	$ 54	$(305)
Foreign	(33)	(407)	(440)
State	-	-	-
	$(392) ===	$(353) ===	$(745) ===
2000
Federal	$ 260	$ 26	$ 286
Foreign	572	(122)	450
State	10	-	10
	$ 842 ====	$ (96) ===	$ 746 ====
1999
Federal	$(704)	$ 269	$(435)
Foreign	97	60	157
State	(10)	-	(10)
	$(617) ====	$ 329 ===	$(288) ====

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2001

The differences between the effective tax rate reflected in the provision (benefit) for income taxes on income (loss) before income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% are analyzed below:

	2001	2000	1999
	(In thousands)

Provision (benefit) at statutory rate	$(1,731)	$611	$(525)
Foreign losses for which a tax benefit is not available - Costa Rica	375	223	305
Net U.S. tax on dividend from Singapore subsidiary	187	-	-
Foreign statutory rate differential - Singapore	205	(128)	(64)
Nondeductible goodwill	68	14	15
Change in valuation allowance	133	124	-
Other	18	(98)	(19)
	$ (745) =====	$746 ===	$(288) ====

The significant components of the Company's net deferred tax liabilities and assets at December 31, were as follows:

	2001	2000
	(In thousands)
Deferred tax assets:
Inventory and asset impairment reserves	$ 172	$170
Accrued expenses not currently deductible	125	132
Net operating loss carryover - Costa Rica	435	365
Net operating loss carryover - Singapore	151	-
Capital loss carryover	126	107
Restructuring reserve	28	25
Other	23	15
Total deferred tax assets	1,060	814
Valuation allowance	605	472
Net deferred tax assets	455	342
Deferred tax liabilities:
Depreciation	55	347
Tax on unremitted foreign earnings	258	258
Tax on unrealized investment gains	20	22
Other	84	32
Total deferred tax liabilities	417	659
Net deferred tax (assets) liabilities	$ (38) ====	$317 ===

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2001

The Company has established valuation allowances related to certain benefits where management believes the available evidence indicates that it is more likely than not that the Company will not realize the tax benefits.

The Company operates a subsidiary in Costa Rica under an export processing tax exemption. The subsidiary was exempt from Costa Rica income tax through 1999 and is 50% exempted, after deducting any net operating loss carryovers, for 2000 through 2003. At December 31, 2001, the Costa Rica subsidiary had a net operating loss carryover of approximately $2,900,000 expiring in 2002 through 2004. The subsidiary operated at a loss in 2001, 2000 and 1999. A valuation allowance of $435,000 and $365,000 was provided with respect to this carryover as of December 31, 2001 and 2000, respectively.

At December 31, 2001, the Company's Singapore subsidiary had a net operating loss carryover of approximately $600,000 that may be carried over indefinitely. The future tax benefit associated with the loss carryover is $151,000. A valuation allowance of $44,000 is provided with respect to this carryover.

The Company established a valuation allowance of $126,000 and $107,000 as of December 31, 2001 and 2000, respectively, with respect to the capital loss carryover (See Note 1) because realization is dependent upon the Company generating capital gain income in future years, and it is more likely than not that the Company will not generate capital gain income at levels necessary to absorb the loss. The loss carryover expires in 2006.

The Company has provided deferred U.S. income taxes on $3,200,000 of undistributed earnings of its Singapore subsidiary that were accumulated prior to January 1, 1997. The Company has not provided deferred U.S. income taxes on $3,000,000 of earnings that were accumulated after January 1, 1997 that are considered permanently reinvested, except for a $550,000 dividend that was received in 2001. The dividend is related to certain investment earnings of the subsidiary. The Company may be required to repatriate certain investment earnings of the subsidiary in the future, at which time the Company will provide U.S. income taxes.

Cash payments for income taxes during 2001, 2000 and 1999 were $581,000, $594,000 and $132,000, respectively. The Company received income tax refunds during 2001, 2000 and 1999 of $89,000, $690,000 and $4,000, respectively.

3.    CREDIT AGREEMENTS

As of December 31, 2001, Reliability maintained a line of credit with Wells Fargo Bank Texas, N.A., which permitted the Company to borrow up to $1.0 million until April 1, 2002. Interest was payable at the bank's prime rate minus 1/4% (4.5% at December 31, 2001). The loan agreement provided for a revolving line of credit secured by substantially all the assets of the Company which are located in the U.S., except for land and buildings. The credit facility required compliance with certain financial covenants (one of which the Company was not in compliance with during the fourth quarter of 2001) in order for the Company to borrow

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2001

under the line of credit and prohibited the payment of cash dividends by the Company unless otherwise agreed to by the bank. There were no balances outstanding under this agreement at December 31, 2001 or 2000.

The Company's Singapore subsidiary maintains an agreement with a Singapore bank that provides for an overdraft facility of 900,000 Singapore Dollars (U.S. $486,000 at December 31, 2001) at the bank's prime rate plus 2% (7% at December 31, 2001). There were no balances outstanding at December 31, 2001, but amounts utilized under letter of credit commitments totaled $185,000, resulting in credit availability of $301,000 at December 31, 2001. The loan is collateralized by substantially all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank, and continuation of the credit facility is at the discretion of the bank.

No interest was paid on debt in 2001 and interest paid on debt during 2000 and 1999 was $1,000 and $18,000, respectively.

Interest income is presented net as follows:

	2001	2000	1999
	(In thousands)

Interest income	$609	$957	$665
Interest (expense)	-	(1)	(16)
Interest income, net	$609 ===	$956 ===	$649 ===

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2001

4.     SEGMENT INFORMATION

The Company's operations consist of three segments: (1) the Testing Products segment designs, manufactures and markets equipment used in the testing and conditioning of integrated circuits by semiconductor manufacturers; (2) the Services segment operates a services facility which conditions and tests integrated circuits as a service to others; and (3) the Power Sources segment designs, manufactures and markets power sources, primarily a line of DC-to-DC power converters, which convert direct current voltage into a higher or lower voltage.

The Company evaluates performance and allocates resources based on operating income, which is defined as income before interest income, interest expense and income taxes.

Financial information by industry segment is as follows:

	2001	2000	1999
	(In thousands)
Revenues from external customers:
Testing Products	$6,480	$11,253	$ 4,386
Services	4,796	9,238	10,193
Power Sources	806	1,744	1,972

Inter-segment revenues:
Testing Products	208	461	148
Services	42	26	11
Power Sources	98	-	-
Eliminations	(348)	(487)	(159)
	$12,082 =====	$22,235 =====	$16,551 =====
Operating income (loss)
Testing Products	$(1,742)	$ 1,309	$ (1,995)
Services	(1,895)	1,205	1,572
Power Sources	(1,302)	(766)	(611)
Provision for impairments, relocation, and shut-down of Services operations	(366)	-	(800)
Provision for impairment of corporate assets	(54)	(416)	-
General corporate expenses	(342)	(491)	(359)
	$(5,701) =====	$ 841 =====	$ (2,193) =====

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2001

Financial information by industry segment is as follows - (continued):

	2001	2000	1999
	(In thousands)
Total assets:
Testing Products	$ 5,709	$ 8,655	$ 6,687
Services	2,796	5,580	5,783
Power Sources	1,312	1,649	1,647
General corporate assets	13,700	15,394	14,532
	$23,517 =====	$31,278 =====	$28,649 =====
Depreciation and amortization:
Testing Products	$ 330	$ 384	$ 539
Services (1)	1,885	1,805	1,934
Power Sources	44	56	65
	$ 2,259 =====	$ 2,245 =====	$ 2,538 =====
Capital expenditures:
Testing Products	$ 670	$ 77	$ 160
Services	925	1,548	658
Power Sources	1	25	29
	$ 1,596 =====	$ 1,650 =====	$ 847 =====
(1) Includes amortization of goodwill totaling $57,000, $57,000 and $164,000 in 2001, 2000 and 1999, respectively

General corporate assets, in each of the three years, consist of cash investments and certain equity and debt investments that are not specifically identifiable to a segment and, in 2001, 2000 and 1999, assets held for sale of $2,035,000, $2,035,000 and $2,135,000, respectively.

The Company had export revenues from its United States operation to the following geographical areas:

	2001	2000	1999
	(In thousands)
Asia and Pacific	$3,256	$3,425	$ 638
Central and South America	1,812	1,703	258
Europe	641	31	359
North America and other	3	2	109
	$5,712 ====	$5,161 ====	$1,364 ====

Export revenues from its United States operation are attributed to geographic areas based on delivery locations.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2001

Financial information by geographic area is as follows:

	2001	2000	1999
	(In thousands)
Revenues from external customers:
United States	$ 6,234	$10,914	$ 6,526
Singapore	5,035	9,502	7,986
Costa Rica	813	1,819	2,039

Inter-geographic revenues:
United States	208	345	148
Singapore	346	328	11
Costa Rica	238	160	-
Eliminations	(792)	(833)	(159)
	$12,082 =====	$22,235 =====	$16,551 =====
Property, plant and equipment, net:
United States	$ 3,504	$ 3,164	$ 3,483
Singapore	1,848	2,887	3,309
Costa Rica	758	791	803
	$ 6,110 =====	$ 6,842 =====	$ 7,595 =====

Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Inter-segment sales and inter-geographic sales of manufactured products are priced at cost plus a reasonable profit.

The Company provides products and services to companies in the electronics and semiconductor industries, many of which are industry leaders. There are a limited number of companies which purchase testing products and services sold by the Company. The Company's three largest customers in 2001 accounted for approximately 78% of consolidated revenues. These same three customers accounted for 64% and 38% of consolidated revenues in 2000 and 1999, respectively. Three other customers accounted for 6%, 26% and 26% of revenues in 2001, 2000 and 1999, respectively.

Accounts receivable are generally due within 30 days, and collateral is not required due to the credit worthiness of the customers to which the Company sells. Accounts receivable are concentrated in one or more of the Company's significant customers, depending on shipments at that point in time to a particular customer. Historically, the Company's bad debts have been very low, an indication of the credit worthiness of the customers to which the Company sells. During 2001, certain customers delayed payments somewhat beyond their historical payment cycles due to various factors related to the significant downturn in the semiconductor industry. The Company aggressively monitors customer payment trends and does not at this time anticipate a significant increase in its historically very low bad debt expense.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2001

The Company's revenues are concentrated in the semiconductor and electronics industries. However, the Company's customers operate in diverse markets and geographic areas. Customers of the respective segments are indicated by an "X" in the table. Revenues from major customers, as a percent of total revenues are as follows:

	Total Revenues	Testing Products	Services

2001
Customer A	46%	X
Customer B	18		X
Customer C	14		X
Customer D	-		X
Customer E	-	X
Customer F	6	X

2000
Customer A	26%	X
Customer B	23		X
Customer C	15		X
Customer D	13	X	X
Customer E	4	X
Customer F	9	X

1999
Customer A	13%	X
Customer B	25		X
Customer C	-
Customer D	-
Customer E	14		X
Customer F	12	X

5.   STOCKHOLDERS' EQUITY

      STOCK OPTION PLAN

Under the Amended and Restated 1997 Stock Option Plan ("Option Plan"), 1,500,000 shares of common stock were made available for future grants. The Option Plan permits the granting of both incentive stock options and non-qualified options to directors, executive officers and other key employees of the Company and its subsidiaries. The term and vesting of each option is determined by the Board of

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2001

Directors. The term of each incentive stock option may not exceed 10 years. The exercise price is the fair market value of the Company's common stock on the date the option is granted. Incentive stock options generally vest in three installments beginning six months after the option award. The second and third installments generally vest on March 1, one and two years after the initial vesting date. Non-qualified options generally vest on the date granted, but may vest in one or more installments. All option awards encourage the recipients to own shares of common stock by requiring optionees to own shares of Company stock in order to avoid the forfeiture of certain of their unexercised options. The stock ownership inducements begin approximately two years after the option grant date and, in certain instances, increase in three to five annual increments. Unexercised options terminate in installments if the required number of shares of common stock is not owned on the specified date. The number of shares available for future grant was 207,000 at December 31, 2001.

A summary of the Option Plan activity is as follows:

	Options Activity	Weighted Average Exercise Price

Balance at December 31, 1998	432,000	$ 9.24
Options granted	366,000	3.79
Options exercised	(27,000)	3.50
Options expired or cancelled	(25,000)	8.94
Balance at December 31, 1999	746,000	$ 6.79

Options granted	176,000	$ 3.50
Options exercised	(55,000)	3.65
Options expired or cancelled	(72,000)	10.03
Balance at December 31, 2000	795,000	$ 5.98

Options granted	325,000	$ 2.55
Options exercised	(3,000)	2.57
Options expired or cancelled	(42,000)	10.69
Balance at December 31, 2001	1,075,000 =======	$ 4.78

The weighted average fair values of options granted in 2001, 2000 and 1999 were $1.65, $2.35 and $2.42, respectively.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2001

The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life in Years	Outstanding Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Weighted Average Exercise Price
$ 2.55	325,000	10.0	$ 2.55	-	$ 2.55
2.57	151,000	7.9	2.57	151,000	2.57
4.88	155,000	7.2	4.88	151,000	4.88
3.50	302,000	7.0	3.50	183,000	3.50
13.31	7,000	5.2	13.31	7,000	13.31
13.38	105,000	6.2	13.38	105,000	13.38
20.25	30,000	5.2	20.25	30,000	20.25
	1,075,000 =======		$ 4.78 ====	627,000 ======	$ 6.17 ====

As of December 31, 2000 and 1999, 476,000 and 379,000, respectively, of the outstanding options were exercisable at a weighted average exercise price of $6.84 and $6.98 per share, respectively.

   STATEMENT OF FINANCIAL ACCOUNTING STANDARDS No. 123

SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost in the financial statements for such plans using the intrinsic value based method prescribed by APB 25, provided that certain pro forma disclosures are made of the net income or loss, assuming the fair value based method of SFAS 123 had been applied. For purposes of the pro forma disclosures presented below, the Company has computed the fair value of all options granted during 2001, 2000 and 1999 using the Black-Scholes pricing model and the following weighted average assumptions:

	2001	2000	1999

Risk-free interest rate	4.39%	5.70%	5.41%
Expected lives (years)	5	5	5
Expected volatility	76%	79%	73%
Expected dividend yield	0%	0%	0%

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

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2001

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. If the Company had accounted for its stock-based compensation plan in 2001, 2000 and 1999 in accordance with SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reported as follows:

	2001	2000	1999
(In thousands, except per share data)
Net income (loss):
As reported	$(4,347) ====	$1,051 ====	$(1,256) ====
Pro forma	$(4,679) ====	$ 552 ====	$(2,196) ====
Earnings (loss) per share:
As reported - basic	$ (.67) ====	$ .16 ====	$ (.19) ====
Pro forma - basic	$ (.72) ====	$ .08 ====	$ (.33) ====
As reported - diluted	$ (.67) ====	$ .16 ====	$ (.19) ====
Pro forma - diluted	$ (.72) ====	$ .08 ====	$ (.33) ====

The pro forma disclosures above are not necessarily indicative of the effects of applying SFAS 123 in future years.

   TREASURY STOCK

In March 1997, the Company purchased 1,270,221 shares of its common stock from a stockholder for $6.50 per share. The treasury stock was retired in 1999.

The Company announced, in 2000, a plan to repurchase for cash up to 1.5 million shares of its common stock. The Company has repurchased a total of 354,000 shares as of December 31, 2001, at a cumulative cost of $1.1 million. The number of shares purchased has been affected by the Company limiting purchases to prices below certain per share amounts and by certain regulatory requirements, including daily volume limitations. The Company continuously evaluates future stock purchases and may, in the future, increase or decrease the number of shares purchased based on share price and the amount of cash available to purchase stock.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2001

6.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2001	2000	1999
	(In thousands, except per share data)

Net income (loss)	$(4,347) ====	$1,051 ====	$(1,256) ====
Weighted average shares outstanding	6,486	6,643	6,628
Net effect of dilutive stock options based on the treasury stock method	-	49	-
Weighted average shares and assumed conversions	6,486 ====	6,692 ====	6,628 ====
Earnings (loss) per share:
Basic	$ (.67) ====	$ .16 ====	$ (.19) ====
Diluted	$ (.67) ====	$ .16 ====	$ (.19) ====

Options to purchase 212,000, 387,000, and 632,000 weighted average shares of common stock of the Company were excluded from the computation of diluted earnings (loss) per share during 2001, 2000 and 1999, respectively, as inclusion of these options in the calculations would have been anti-dilutive.

7.    EMPLOYEE STOCK SAVINGS PLAN

The Company sponsors an Employee Stock Savings Plan (the "Plan"). The Plan allows eligible United States employees to contribute up to 15% (100% as of January 1, 2002) of defined compensation to the Plan and to elect to have contributions not be subject to Federal income taxes under Section 401(k) of the Internal Revenue Code. The Company matches employee contributions to the Plan at a rate equal to 50% of the employee's contribution, but the Company's matching contribution is limited to 2% of the employee's defined compensation. The Company also makes a voluntary contribution of an amount equal to 1% of the defined compensation of all participants. The Company also contributes a profit sharing amount based on the consolidated profits of the Company. The maximum profit sharing contribution is 5% of compensation. The Company's contributions for matching, voluntary and profit sharing contributions (there were no profit sharing contributions in 2001 or 1999) were $123,000 in 2001, $144,000 in 2000 and $110,000 in 1999. Employee contributions may be invested in Company stock or other investment options offered by the Plan. The Company's contributions, both matching and profit sharing, are invested solely in Company stock, and vest with the employee over seven years (six years as of January 1, 2002). The Plan allows employees who are 100% vested in their employer contribution

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2001

accounts to begin diversifying out of amounts that have been invested in Company stock through Company contributions. Employees, beginning at age 55, may diversify out of Company stock over a 10 year period, starting at 25% in the first year and progressively increasing to 100% diversification at year 10.

The Company registered and reserved 500,000 shares in 1992, and registered and reserved an additional 500,000 shares in 2001, of common stock for sale to the Plan. The registration statements cover shares purchased both in the open market and from the Company. The Plan did not purchase any shares from the Company during the three-year period ending in 2001. The Plan purchased in the open market 57,000, 40,000 and 94,000 shares during 2001, 2000 and 1999, for an aggregate purchase price of $193,000, $180,000 and $453,000, respectively. At December 31, 2001, 504,000 reserved shares remain unissued under the registration statements.

8.    COMMITMENTS

The Company's Singapore subsidiary leases manufacturing and office facilities under non-cancelable operating lease agreements expiring in 2003. Rental expense for 2001, 2000 and 1999 was $370,000, $445,000 and $403,000, respectively.

Future minimum rental payments under operating leases in effect at December 31, 2001 are: 2002 - $344,000 and 2003 - $336,000.

The Company leases manufacturing and office space in its U.S. facility to a third party under an agreement expiring in May 2002. Lease income for 2001, 2000 and 1999 was $284,000, $179,000 and $179,000, respectively.

  ACCRUED LIABILITIES

         Accrued liabilities at December 31, consist of the following:

	2001	2000
	(In thousands)
Payroll	$ 523	$1,443
Warranty	87	49
Insurance payable	63	94
Deferred income	28	178
Other	146	122
	$ 847 ====	$1,886 ====

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2001

10.    ASSET IMPAIRMENTS, SHUT-DOWN OF A FACILITY AND ASSETS HELD FOR SALE

The Company recorded provisions for asset impairments and shut-down of a facility as follows:

	2001	2000	1999
	(In thousands)

Write off of impaired goodwill	$221	$ -	$ -
Impairment of long-lived assets	145	-	-
Write-off of a marketable security	54	316	-
Increase in reserve for impairment of assets held for sale	-	100	-
Provision for shut-down of a services facility	-	-	800
	$420 ===	$416 ===	$800 ===

The Company operated a services facility in Austin, Texas that provided services principally to one customer and accounted for 14% of the Company's consolidated revenues during 1999. The facility was closed in September 1999 because the customer notified the Company that it would cease sending product to the facility. The Company recorded an $800,000 provision for shut-down in 1999 related to the closing of this facility. The provision included a $875,000 write-off of impaired goodwill and a $257,000 write-down to adjust certain fixed assets at the facility to their estimated fair value as determined by management, based on its knowledge of market conditions. Proceeds related to the sale of certain fixed assets totaled $442,000 and were included as a reduction of the provision for shut-down. The provision also included employee severance costs related to 32 employees of $30,000, and $80,000 of other expenses to complete the shut-down. A substantial portion of the remaining fixed assets related to the Austin facility were disposed of during the fourth quarter of 1999. All amounts that were accrued when the restructuring reserve was recorded were paid during the year ended December 31, 2000.

Services provided to Texas Instruments Incorporated accounted for substantially all of the revenues of the Company's Singapore Services facility in 1998. In October 1998, Micron Technology acquired the Texas Instruments facility in Singapore and informed the Company that it would continue to utilize the Company's burn-in services, but at a significantly reduced level. Micron accounted for 8% of 1999 consolidated revenues and completely discontinued utilizing the Company's services during the fourth quarter of 1999.

The Company shut down a Services facility in North Carolina in April 1998. The land and a building previously occupied by the Services operation are presented as assets held for sale in the accompanying consolidated balance sheets. The Company increased the impairment reserve related to the land and building to $200,000 in 2000 by recording an additional $100,000 impairment reserve in the second quarter of 2000. The reserve was recorded to state the assets at the lower of carrying amount or fair value, less cost to sell. The assets held for sale have been actively marketed since 1998 at an asking price that is

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2001

estimated to be a price that would be paid by an end user, although no assurances can be given that they will be sold during 2002. The Company completed a review of the carrying value of the assets as of December 31, 2001, and based on available information, it was determined that the carrying value of the assets is not impaired based on the Company's objective of selling the assets to an end user.

Beginning in early 2001, demand for services provided by the Singapore subsidiary began to decline significantly. The decline is related to a significant downturn in demand for products sold by the semiconductor and electronics industry. The Singapore subsidiary completed a review of its long-lived assets, including goodwill, in the fourth quarter of 2001. Based on the review, $145,000 of impaired fixed assets were written off or written down and impaired goodwill with a net book value of $221,000 was written off.

The Company's Singapore subsidiary began processing devices for a new customer in early 2001. The customer advised the subsidiary, in late 2001, that it would relocate production from Singapore to a lower labor cost country. The Singapore facility stopped processing devices for the customer in January 2002. Severance costs related to 70 (approximately 40%) of the subsidiary's employees that were terminated in January 2002 totaled $150,000 and will be expensed in 2002.

11.     LEASE RECEIVABLE

The Company leased equipment to a customer in 2000 under a sales-type lease. The Company's net investment in the lease (in thousands) as of December 31, 2000 was as follows:

Minimum lease payments receivable	$945
Unearned income	(45)
Net investment	$900 ===

The total net investment of $900,000 was received in 2001.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2001

13.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data are as follows:

	First Quarter	Second Quarter	Third Quarter			Fourth Quarter
	(In thousands, except per share amounts)
2001
Net sales	$6,027	$3,574		$1,147		$1,334
Gross profit	2,630	1,067		(795)		(273)
Net income (loss)	319	(711)	(1)	(1,910)		(2,045)	(2)
Earnings (loss) per share:
Basic	.05	(.11)		(.29)		(.32)
Diluted	.05	(.11)		(.29)		(.32)

2000
Net sales	$4,602	$4,554		$5,175		$7,904
Gross profit	1,705	1,581		2,027		4,316
Net income (loss)	46	(150)	(3)	67	(4)	1,088	(4)(5)
Earnings (loss) per share:
Basic	.01	(.02)		.01		.16
Diluted	.01	(.02)		.01		.16

  The net loss for the quarter ended June 30, 2001 includes an asset impairment write down of $54 related to a permanent decline in the value of a marketable security.
  The net loss for the quarter ended December 31, 2001 includes expenses of $145 relating to write-off of fixed assets and certain other expenses and a write-off of $221 of impaired goodwill of the Singapore subsidiary related to the loss of revenues from a customer and a decline in revenues at the Singapore facility.
  The net loss for the quarter ended June 30, 2000 includes a $100 provision for asset impairment.
  Net income for the quarters ended September 30, 2000 and December 31, 2000 was reduced by relocation expenses of $212 and $178, respectively, related to relocation of the Company's Singapore facilities.
  Net income for the quarter ended December 31, 2000 was reduced by an asset impairment write down of $316 related to a permanent decline in the value of a marketable equity security.

RELIABILITY INCORPORATED
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended December 31, 2001, 2000 and 1999
(In thousands)

	2001	2000	1999
Reserves for obsolete and excess inventory:
Reserves at beginning of year	$ 326	$428	$ 775
Additions charged to costs and expenses	154	103	150
Amounts charged to reserve	(177)	(205)	(497)
Reserves at end of year	$ 303 ===	$326 ===	$ 428 ===

S-1

RELIABILTY INCORPORATED

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

PART III

In accordance with paragraph (3) of General Instruction G to Form 10-K, Part III of this Report is omitted because the Company will file with the Securities and Exchange Commission, not later than 120 days after the end of 2001, a definitive proxy statement pursuant to Regulation 14A involving the election of directors.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(a)	The following financial statements are filed as part of this report:
	1.	Consolidated Financial Statements and Supplementary Data. Listed in the Index to Financial Statements provided in response to Item 8 hereof (see p. F-1 for Index)
	2.	Financial Statement Schedule. Listed in the Index to Financial Statements provided in response to Item 8 hereof (see p. F-1 for Index).

(b)	The following exhibits are filed as part of this report:
	3.1	Restated Articles of Incorporation (with amendment). Reference is made to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
	3.2	Amended and Restated Bylaws. Reference is made to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
	21.	List of Subsidiaries.
	23.	Consent of Independent Auditors, dated March 8, 2002, related to Employee Stock Savings Plan and Trust.
	23.1	Consent of Independent Auditors, dated March 8, 2002, related to Amended and Restated 1997 Stock Option Plan
(c)	No reports on Form 8-K were required to be filed by the Company during the last quarter of the fiscal year covered by this report.

RELIABILITY INCORPORATED

SIGNATURES

Pursuant to the requirements of Section 13 or (15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 13, 2002

RELIABILITY INCORPORATED (Registrant) BY /s/ Max T. Langley Max T. Langley, Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE: March 13, 2002

BY /s/ Larry Edwards Larry Edwards, Chairman of the Board of Directors, President and Chief Executive Officer
DATE: March 13, 2002
BY /s/ Max T. Langley Max T. Langley, Senior Vice President, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Larry Edwards Larry Edwards, Director	DATE: March 13, 2002
/s/ W. L. Hampton W. L. Hampton, Director	DATE: March 13, 2002
/s/ John R. Howard John R. Howard, director	DATE: March 13, 2002
/s/ Thomas L. Langford Thomas L. Langford, Director	DATE: March 13, 2002
/s/ Philip Uhrhan Philip Uhrhan, Director	DATE: March 13, 2002

RELIABILITY INCORPORATED

INDEX TO EXHIBITS

Exhibit Number	Description	Page Number

21.	List of Subsidiaries.	31
23.	Consent of Independent Auditors, dated March 8, 2002, related to Employee Stock Savings Plan and Trust.	32
23.1	Consent of Independent Auditors, dated March 8, 2002, related to Amended and Restated 1997 Stock Option Plan.	33