Form 10-Q
period 2002-03-31
RELIABILITY INC
filed 2002-05-14
CIK 34285

3: 10-Q June 2000 test

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002

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

6,335,965 -- Common Stock -- No Par Value
as of May 10, 2002

RELIABILITY INCORPORATED
FORM 10-Q

TABLE OF CONTENTS

March 31, 2002

PART I - FINANCIAL INFORMATION
		Page No.
Item 1.	Financial Statements: Consolidated Balance Sheets: March 31, 2002 and December 31, 2001	3
	Consolidated Statements of Operations: Three Months Ended March 31, 2002 and 2001	4
	Consolidated Statements of Cash Flows: Three Months Ended March 31, 2002 and 2001	5
	Notes to Consolidated Financial Statements	6-12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-18
Item 3.	Quantitative and Qualitative Disclosure of Market Risk	18

	PART II - OTHER INFORMATION
Item 1 through Item 5.	Not applicable.	19
Item 6.	Exhibits and Reports on Form 8-K.	19
Signatures		20

The information furnished in this report reflects all adjustments (none of which were other than normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

RELIABILITY INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS
	March 31, 2002 (unaudited)	December 31, 2001 (Note 1)
Current assets:
Cash and cash equivalents	$10,643	$12,302
Accounts receivable	832	717
Inventories	1,129	876
Refundable income taxes	613	345
Deferred tax assets	166	166
Other current assets	118	184
Total current assets	13,501	14,590
Property, plant and equipment, at cost:
Machinery and equipment	13,730	13,967
Buildings and improvements	5,262	5,262
Land	530	530
	19,522	19,759
Less accumulated depreciation	13,898	13,649
	5,624	6,110

Investments	774	782
Assets held for sale	2,035	2,035
	$21,934 =====	$23,517 =====
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 190	$ 196
Accrued liabilities	829	828
Income taxes payable	35	29
Accrued restructuring costs	93	19
Total current liabilities	1,147	1,072

Deferred tax liabilities	127	128
Stockholders' equity:
Common stock, without par value; 20,000,000 shares authorized; 6,690,265 shares issued in 2002 and 2001	9,614	9,614
Retained earnings, net of $7,772 in treasury stock retired during 1999	12,106	13,757
Accumulated other comprehensive income	34	40
Less treasury stock, at cost, 354,300 shares in 2002 and 2001	(1,094)	(1,094)
Total stockholders' equity	20,660	22,317
	$21,934 =====	$23,517 =====

See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

Three Months Ended March 31,

	2002	2001
	(unaudited)
Revenues:	$ 1,234	$ 6,027
Costs and expenses:
Cost of revenues	1,164	3,397
Marketing, general and administrative	1,012	1,526
Research and development	699	729
    Asset impairment and restructuring costs
	323	-
	3,198	5,652
Operating income (loss)	(1,964)	375
Interest income	46	219
Income (loss) before income taxes	(1,918)	594
Provision (benefit) for income taxes:
Current	(268)	373
Deferred	1	(98)
	(267)	275
Net income (loss)	$(1,651) ====	$ 319 ====
Income (loss) per share:
Basic	$ (.26) =====	$ .05 ====
Diluted	$ (.26) =====	$ .05 ====
Weighted average shares:
Basic	6,336 =====	6,588 ====
Diluted	6,336 =====	6,643 ====

See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
Three Months Ended March 31,

	2002	2001
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,651)	$ 319
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation and amortization	274	655
Provision (benefit) for deferred income taxes	1	(98)
Provision for inventory obsolescence	9	5
             Provision for asset impairment and restructuring costs
	323	-
(Gain) on disposal of fixed assets	-	(2)
Changes in operating assets and liabilities:
Accounts receivable	(115)	136
Inventories	20	(202)
Refundable income taxes	(268)	-
Other current assets	68	275
Accounts payable	(6)	34
Accrued liabilities	1	(586)
Income taxes payable	6	212
Cash payments charged to restructuring reserve	(156)	-
Total adjustments	157	429
Net cash (used) provided by operating activities	(1,494)	748
Cash flows from investing activities:
Expenditures for property and equipment	(163)	(752)
Proceeds from sale of equipment	-	2
Net cash (used) by investing activities	(163)	(750)
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to stock option plan	-	9
Purchase of treasury stock	-	(159)
Net cash (used) by financing activities	-	(150)
Effect of exchange rate changes on cash	(2)	(10)
Net (decrease) in cash	(1,659)	(162)
Cash and cash equivalents:
Beginning of period	12,302	14,303
End of period	$10,643 =====	$14,141 =====
Supplemental disclosure: Income taxes paid	$ - =====	$ 129 =====

See accompanying notes.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

Description of business

Reliability Incorporated ("Reliability" or the "Company") is a United States based corporation with operations in the United States, Singapore and Costa Rica. The Company and its subsidiaries are principally engaged in the design, manufacture and sale of equipment used to test and condition integrated circuits. In addition, a subsidiary of the Company operates a service facility which conditions and tests integrated circuits as a service to other companies. The Company's testing products are sold to companies that manufacture semiconductor products and are shipped to locations in the U.S., Europe, Central America, Asia and Pacific Rim countries. Services are provided principally to two customers in Singapore. Another subsidiary manufactures and sells power sources, primarily a line of DC to DC power converters. Power sources are sold to U.S. and European based companies that design and sell electronic equipment.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the period ended December 31, 2001 have been reclassified to conform to the 2002 presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("Statement 141"), and No. 142, "Goodwill and Other

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

Intangible Assets" ("Statement 142"). Statement 141 requires the application of the purchase method of accounting for all business combinations initiated after June 30, 2001. Under Statement 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Statement 142 is effective for fiscal years beginning after December 15, 2001. Reliability adopted Statement 142 effective January 1, 2002. The adoption of both of these statements did not impact the results of operations or financial position of the Company.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement is effective for fiscal years beginning after December 15, 2001. Reliability adopted this statement effective January 1, 2002. This statement establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Additionally, the statement expands the definition of a discontinued operation from a segment of business to a component of an entity that has been disposed of or is classified as held for sale and can be clearly distinguished, operationally and for reporting purposes, from the rest of the entity and requires that the results of operations of a component classified as held for sale shall be reported in discontinued operations in the period incurred. Adoption of this statement did not have an effect on the Company's results of operations or financial position.

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

The differences between the effective rate reflected in the provision (benefit) for income taxes on income (loss) before income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% to income (loss) before income taxes are analyzed below (in thousands) for the three month periods ended:

	March 31,
	2002	2001
Provision (benefit) at statutory rate	$(652)	$202

Change in valuation allowance related to foreign losses for which a tax benefit is not available:
Singapore	181	-
Costa Rica	133	67
Foreign statutory rate differential - Singapore	70	(2)
Other	1	8
Provision (benefit) for income taxes	$(267) ===	$275 ===

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

The U.S. Company had, at December 31, 2001, utilized substantially all available tax benefits related to carryback of operating losses. A change in U.S. tax law during the quarter ended March 31, 2002 liberalized tax loss carryback rules. This change resulted in the Company recording a tax benefit related to the U.S. loss for the quarter ended March 31, 2002, and at March 31, 2002 provides the Company with additional tax loss carryback benefits.

The increase in the valuation allowance at March 31, 2002 is related to the increase in the net operating loss carryover of the Singapore subsidiary. The Company established the valuation allowance because realization of a tax benefit related to the loss is dependant upon the subsidiary generating taxable income in the future.

Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include (in thousands):

	March 31, 2002	December 31, 2001
Raw materials	$ 752	$788
Work-in-progress	313	14
Finished goods	64	74
	$1,129 ====	$876 ===

Inventories are presented net of reserves for excess and obsolete inventories of $312,000 and $303,000 at March 31, 2002 and December 31, 2001, respectively.

During the quarter ended March 31, 2002, the Company transferred $282,000 in parts from construction n progress to inventories.

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

Marketable equity securities are classified as available-for-sale and are carried at their fair value on the balance sheet, with unrealized gains and losses, net of applicable income taxes of $18,000 and $20,000 at March 31, 2002 and December 31, 2001, respectively, reported as a separate component of stockholders' equity. Marketable equity securities are stated at market value, as determined by the most recently published trade price of the securities at the balance sheet date.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

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

	March 31, 2002	December 31, 2001
Preferred stock, at cost	$500	$500
Marketable equity securities, at cost	222	222
Unrealized net gains on marketable securities	52	60
	$774 ===	$782 ===

2.  CREDIT AGREEMENTS

The Company cancelled, in March 2002, a line of credit with Wells Fargo Bank Texas, N.A. which had permitted the Company to borrow up to $1 million until April 1, 2002. Interest was payable at the bank's prime rate minus 1/4%. Any unpaid principal of the note was due April 1, 2002. The loan agreement provided for a revolving line of credit, secured by substantially all assets of the Company which were located in the U.S., except for land and buildings. The credit facility required compliance with certain financial covenants. A financial covenant in the agreement related to requesting cash advances required that the Company have a positive cash flow, as defined, during the previous four quarters. The Company was not in compliance with the covenant beginning with the quarter ended December 31, 2001.

The Company's Singapore subsidiary maintains an agreement with a Singapore bank to provide a credit facility to the subsidiary of 900,000 Singapore dollars (U.S. $489,000) at the bank's prime rate plus 2% (7% at March 31, 2002). The credit facility provides for issuance of bankers' guarantees and an overdraft facility of 300,000 Singapore dollars (U.S. $163,000). There were no overdraft balances outstanding at March 31, 2002, but amounts utilized under letter of credit commitments totaled $186,000, resulting in credit availability of $303,000 at March 31, 2002. The loan is collateralized by substantially all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank, and continuation of the credit facility is at the discretion of the bank.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

3.  SEGMENT INFORMATION

The following table presents reportable segment information (in thousands) for the periods indicated:

	Three Months Ended March 31,

  2002
		2001
Revenues from external customers:

Testing Products	$ 675	$3,431
Services	404	2,241
Power Sources	155	355
Intersegment revenues:
Testing Products	23	157
Services	-	18
Power Sources	-	52
Eliminations	(23)	(227)
	$1,234 ====	$6,027 ====
Operating income (loss):
Testing Products	$ (812)	$ 683
Services	(375)	42
Power Sources	(358)	(279)
Asset impairment and restructuring costs of a Services operation	(323)	-
General corporate expenses	(96)	(71)
Operating income (loss)	$(1,964) ====	$ 375 ====

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

Total assets by reportable segment as of the dates indicated are as follows (in thousands):

	March 31, 2002	December 31, 2001
Testing Products	$ 6,334	$ 5,709
Services	2,296	2,796
Power Sources	1,343	1,312
General corporate assets	11,961	13,700
	$21,934 =====	$23,517 =====

For the periods indicated above, there were no material changes in the accounting policies and procedures used to determine segment income or loss.

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2002	2001

Net income (loss)	$(1,651) =====	$ 319 ====
Weighted average shares outstanding
	6,336	6,588
Net effect of dilutive stock options based on the treasury stock method	-	55
Weighted average shares and assumed conversions	6,336 =====	6,643 ====

Income (loss) per share:
Basic	$ (.26) =====	$ .05 ====
Diluted	$ (.26) =====	$ .05 ====

Options to purchase an average of 1,072,000 and 314,000 shares of common stock of the Company were excluded from the computation of the diluted (loss) income per share during the three months ended March 31, 2002 and 2001, respectively, as inclusion of these options in the calculations would have been anti-dilutive.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

5.  COMPREHENSIVE INCOME

The only difference between the total comprehensive income (loss) and the net income (loss) reported on the Consolidated Statements of Operations arises from unrealized gains and losses on available-for-sale securities. The Company's total comprehensive income (loss) (in thousands) for the periods indicated, is as follows:

	Three Months Ended March 31,
	2002	2001

Net income (loss)	$(1,651)	$319
Unrealized net gains (losses) on marketable equity securities
	(6)	(13)
Total comprehensive income (loss)	$(1,657) ====	$306 ===

6.  ASSET IMPAIRMENT AND RESTRUCTURING COSTS

The following table reports activity in the accrued restructuring costs account during the period indicated (in thousands):

Three Months Ended March 31, 2002

Accrued costs at January 1	$ 19
Provision for restructuring:
Employee severance	148
Lease payments	82
230
Cash payments charged to accounts:
Employee severance	(148)
Lease payments	(8)
(156)
Accrued costs at March 31,	$ 93 ===

The Company's Singapore subsidiary began processing devices for a new customer in early 2001. The customer advised the subsidiary, in late 2001, that it would relocate production from Singapore to a lower labor cost country. The Singapore facility stopped processing devices for the customer in January 2002 and recorded a provision for asset impairment and restructuring totaling $323,000. The provision includes severance costs of $148,000 related to 70 (approximately 40%) of the subsidiary's employees that were terminated in January 2002, $82,000 related to costs associated with excess leased facilities and $93,000 related to impairment of fixed assets that were written off.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2002

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

REVIEW OF SIGNIFICANT ACCOUNTING POLICIES AND COMMENTS RELATED TO OPERATIONS

In response to a guidance document that was recently issued by the Securities and Exchange Commission, the Company completed a review of its significant accounting policies, including those listed in Note 1 to the Consolidated Financial Statements and in Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of the review indicated that the accounting policies that the Company has adopted are appropriate for the operations of the Company and that the Company has correctly applied the accounting policies. The results of this review are included in the Management's Discussion in the Form 10-K for the year ended December 31, 2001. In addition, the Management's Discussion included in the Form 10-K for the year ended December 31, 2001 includes discussion of various factors related to the decline in the Company's revenues and items related to the Company's results of operations, liquidity and markets. There have been no significant positive changes in most of the factors discussed in the Form 10-K and many of the items discussed in the Form 10-K are relevant to 2002 operations; thus the reader of this document should read the Management's Discussion included in Form 10-K for the year ended December 31, 2001.

FINANCIAL CONDITION

The primary sources of Reliability's liquidity have historically been cash provided by operations and working capital. The Company's operations during the latter part of 2001 began to consume cash, and the cash consumption is forecasted to continue during 2002. The parent Company and its Singapore subsidiary have substantial cash available to support anticipated liquidity requirements during at least the next 12 months. The Company has historically maintained lines of credit to supplement the primary sources of capital. The U.S. Company's line of credit was scheduled to expire in April 2002. The Company cancelled the line of credit on March 1, 2002, because the Company could not request advances, as explained later in this management's discussion. The Company is forecasting that it may not need to borrow in the immediate future, but is considering various alternatives to obtain a line of credit. Changes in the Company's financial condition and liquidity since March 31, 2001 are generally attributable to (1) changes in cash flows from operating activities, including the effect of losses beginning in the second quarter of 2001, (2) purchase during 2001 of treasury stock, (3) increases in research and development expenditures during 2001 and maintaining expenditures at the higher level in 2002 and (4) changes in the levels of capital expenditures.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2002

Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following chart. The periods presented that are related to profitability ratios are for the three months ended March 31, and twelve months ended December 31:

	March 31,	December 31,	March 31,
	2002	2001	2001

Working capital:
Working capital (in thousands)	$12,354	$13,518	$18,106
Current ratio	11.8 to 1	13.6 to 1	7.3 to 1

Equity ratios:
Total liabilities to equity	0.1	0.1	0.1
Assets to equity	1.1	1.1	1.1
Profitability ratios:
Gross profit	6%	22%	44%
Return on revenues	(134)%	(36)%	5%
Return on assets (annualized)	(30)%	(18)%	4%
Return on equity (annualized)	(32)%	(19)%	5%

Despite a significant decline in revenues and a loss of $1.7 million for the 2002 three-month period, the Company's financial condition has remained strong during 2002. The strong working capital position at March 31, 2001 is attributable to the fact the Company has $10.6 million of cash at March 31, 2002. The cash was primarily provided by cash from operating activities during the years 1996 through 1998. The Company's cash declined during the latter part of 2001 and first quarter of 2002 and will continue to decline during 2002, until revenues increase to a level that will provide cash from operations. The Company's forecast indicates it has sufficient cash to fund the cash required by operations for at least the next 12 months. Working capital decreased to $12.4 million at March 31, 2002, from $18.1 million at March 31, 2001, and the ratio of current assets to current liabilities was a very healthy 11.8 to 1 at March 31, 2002. The change in working capital is attributable to the effects of the decrease in revenues, losses and the corresponding changes in cash flows from operations during 2001 and the first three months of 2002. The Company continues to maintain expense control measures, thus minimizing the negative impact on the Company's financial condition.

Until March 2002, the Company maintained a credit facility with a financial institution to provide credit availability to supplement cash provided by operations, if required. In addition, the Company's Singapore subsidiary has maintained a $0.5 million overdraft facility to support the subsidiary's credit commitments. The Company's $1.0 million credit facility was scheduled to expire in April 2002. A financial covenant in the agreement related to requesting cash advances required that the Company have a positive cash flow, as defined, during the previous four quarters. The Company was not in compliance with the covenant beginning with the quarter ended December 31, 2001. The Company cancelled the agreement effective March 1, 2002. The Company is considering various alternatives to obtain a line of credit that would supplement the liquidity that is provided by the Company's cash balance of $10.6 million at March 31, 2002. The Company's operations began consuming cash during the later part of 2001, contributing to the

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2002

Company's cash balance declining from $12.3 million at December 31, 2001 to $10.6 million at March 31, 2002. The cash consumption is forecasted to continue until revenues increase to levels that will provide cash from operations, but the cash balance of $10.6 million at March 31, 2002 is currently forecasted to exceed the Company's cash requirements for the 12-month period ending March 31, 2003.

Net cash used by operating activities for the three months ended March 31, 2002 was $1.5 million, compared with $0.7 million provided by operations in the first three months of 2001. The principal items affecting cash used by operating activities in 2002 were a $0.3 million provision for asset impairment and restructuring, a $0.3 increase in refundable income taxes, $0.2 in cash payments related to the restructuring reserve and $0.3 of assets transferred from fixed assets to inventory. The 2002 cash used by operating activities amount includes a net loss of $1.7 million and $0.3 million of depreciation. The Singapore facility stopped processing devices for a customer in January 2002 because the customer relocated production to a lower labor rate country. The subsidiary recorded asset impairment and restructuring costs related to the decline in revenues in the first quarter of 2002. The $0.3 million increase in refundable income taxes resulted from the fact that operations for 2002 resulted in refundable income taxes that are related to the losses in 2002.

New orders in the Testing Products, Services and Power Sources segments decreased significantly during 2001, beginning in the latter part of the first quarter. Revenues have remained at the lower levels in 2002. The Company has seen signs that orders may remain at lower levels, resulting in poor visibility with respect to revenues for the next three to six months, but customer inquiries and requests for quotes have increased somewhat in 2002, providing a possible indication that demand for products may have begun to recover. Reliability's revenue, in general, is dependent on conditions within the personal computer and semiconductor industries. In addition, revenues in the Testing Products segment are dependent on the capital expenditure plans of customers in the semiconductor industry. Current forecasts by leading electronics, personal computer, and semiconductor companies indicate that demand for products and services may remain at suppressed levels. This translates into depressed revenue levels for the Company's products and services at least through the second or third quarter of 2002.

Backlog declined to $571,000 at March 31, 2002, compared to $729,000 at December 31, 2001 and increased to $1,037,000 on April 1, 2002 when the Company received an order for Testing Products valued at $466,000. The current forward-looking forecast indicates that revenues for the second quarter of 2002 will remain at depressed levels and be between $1.3 and $1.5 million, compared to revenues of $3.6 million for the second quarter of 2001. Operations for the second quarter of 2002 are forecast to result in a loss of $.19 to $.24 per diluted share.

The Company announced, in 2000, a plan to repurchase for cash up to 1.5 million shares of its common stock. The Company did not purchase any stock during the quarter ended March 31, 2002.

Capital expenditures during the first three months of 2002 and 2001 were $0.2 million and $0.8 million, respectively. The current forecast indicates that capital expenditures will remain at reduced levels.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2002

RESULTS OF OPERATIONS

Three months ended March 31, 2002 compared to three months ended March 31, 2001.

Revenues. Revenues for the 2002 three-month period were $1.2 million compared to $6.0 million for the 2001 period. Revenues in the Testing Products, Services and Power Sources segments decreased $2.8, $1.8 and $0.2 million respectively.

Revenues in the Testing Products segment were $0.7 million for the first three months of 2002, which is a decrease of 80% from the first three months of 2001. Revenues from the sale of CRITERIA products decreased $2.2 million and revenues from the sale of INTERSECT products decreased $0.6 million. The decrease in revenues from the sale of CRITERIA products was related to volume decreases resulting from a decrease in demand for products and services provided by the electronics and semiconductor industries. In 1999, one of Reliability's customers implemented a program to outsource production of certain devices. This program contributed to the decrease, in 2002, in INTERSECT products revenues.

Revenues in the Services segment for the 2002 period were $0.4 million, a decrease of 82% compared to the corresponding 2001 period. The sudden and significant decrease in revenues, beginning in the second quarter of 2001, resulted from volume decreases caused by decreased demand for products sold by one of the principal customers of the Singapore Services facility. In addition, the decrease resulted from the customer significantly decreasing the burn-in time for its devices and a general decrease in demand by the other customers of the Singapore facility. The decrease in demand is related to the overall decrease in demand for products sold by the semiconductor, personal computer and electronics industries. In addition, the decline in revenues was affected by the fact that while the Company's Singapore subsidiary began processing devices for a new customer in early 2001, the customer advised the subsidiary, in late 2001, that it would relocate production from Singapore to a lower labor cost country. The Singapore facility stopped processing devices for the customer in January 2002.

Revenues in the Power Sources segment were $155,000 for the first three months of 2002, reflecting a 56% decrease from the 2001 period. Revenues were affected by a decrease in demand for power sources that resulted from a decrease in demand for products sold by the telecommunications and computer industries.

Costs and Expenses. Total costs and expenses, excluding asset impairment and restructuring costs, for the first three months of 2002 decreased $2.8 million or 49% compared to the 80% revenue decrease of $4.8 million. Cost of revenues decreased $2.2 million; marketing, general and administrative expenses decreased $0.5 million; and research and development expenses decreased $30,000. Asset impairment and restructuring costs totaled $323,000 in 2002. Expenses, primarily cost of revenues, reflect the fact that the Company has reduced worldwide personnel levels by 45% since March 31, 2001.

The decrease in gross profit from 44% in the 2001 period to 6% in the 2002 period is attributable to all segments. The gross profit declined significantly during 2002 and was negative in the Services and Power Sources segments. The gross profit in the Testing Products segment decreased as a result of volume

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2002

decreases and product mix changes. The decline in the gross profit in the Services segment is related to significant volume decreases related to a decrease in demand and unit price decreases due to changes in product mix. The gross profit in the Power Sources segment, in 2002, decreased due to a 56% decline in revenues resulting from volume decreases. The volume decreases in the Services and Power Sources segments resulted in costs not being fully absorbed, resulting in the negative gross profit in the segments.

Marketing, general and administrative expenses for the 2002 period decreased $0.5 million or 34%. The Testing Products and Services segments accounted for substantially all of the decrease. A decrease in Testing Products revenue volumes in 2002 compared to 2001 resulted in a decrease in certain volume-related expenses, such as warranty and installation costs. The decrease in the volume-related expenses was also affected by reductions in travel and certain other expenses. Expenses in the Services segment decreased due to volume decreases, and a reduction in personnel levels. Expenses in the Power Sources segment decreased only slightly due to the fact that expenses had already been reduced to reflect the low level of revenues that are projected for an indefinite period of time. Expense controls resulted in general decreases in expenses in all segments.

Research and development expenses for the 2002 period decreased $30,000 and totaled $0.7 million. The expense is primarily related to development of the Company's next generation micrologic test during burn-in system and, to a lesser degree, to the development of new models of power sources

Interest Income. Interest income decreased $173,000 or 79% and reflects (1) a decrease in interest income due to significantly lower interest rates in the 2002 period compared to the 2001 period, (2) a 30% decrease in investable cash balances and (3) $20,000 of the decrease relates to a decrease in interest income earned on an accounts receivable that was paid in full in 2001. The decrease in interest rates is due to the effect of the general decrease in rates paid on various deposit and investment accounts.

Income Taxes. The effective tax benefit rate was 14% for the three-month period ended March 31, 2002, and the effective tax rate was 46% for the three-month period ended March 31, 2001. The principal items affecting the Company's tax rate in 2002 and 2001 were (1) tax benefits that were not available to the Costa Rica subsidiary due to net operating loss limitations and, (2) in 2002, tax benefits that were not available to the Singapore subsidiary due net operating loss limitations.

SAFE HARBOR STATEMENT

From time to time, the Company may publish forward-looking statements, including those that are contained in this report, relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, adverse changes in the global economy, sudden decreases in the demand for electronic products and semiconductors, market acceptance of the Company's

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2002

products and services, the impact of competition, delays in product development schedules, delays due to technical difficulties related to developing and implementing technology, delays in delivery schedules, the ability to attract and maintain sufficient levels of people with specific technical talents, future results related to investments, and changes in demand for the Company's products and services and the Company's customers' products and services. Actual results may materially differ from projections.

Item 3. Quantitative and Qualitative Disclosure of Market Risk.

There have been no material changes in the market risk disclosures reported in the Company's Annual Report on Form 10-K filed for the year ended December 31, 2001.

RELIABILITY INCORPORATED
OTHER INFORMATION

PART II - OTHER INFORMATION

March 31, 2002

Items 1 through 5.

    Not applicable.

Item 6. Exhibits and Reports on Form 8-K:

    (a)  Exhibits.

    (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 2002.

RELIABILITY INCORPORATED
SIGNATURES

March 31, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED (Registrant)
May 14, 2002	Larry Edwards Larry Edwards President and Chief Executive Officer
May 14, 2002	Max T. Langley Max T. Langley Sr. Vice President-Finance and Chief Financial Officer