Form 10-Q
period 2002-06-30
RELIABILITY INC
filed 2002-08-08
CIK 34285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002

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
as of August 2, 2002

RELIABILITY INCORPORATED
FORM 10-Q

TABLE OF CONTENTS

June 30, 2002

PART I - FINANCIAL INFORMATION
		Page No.
Item 1.	Financial Statements: Consolidated Balance Sheets: June 30, 2002 and December 31, 2001	3
	Consolidated Statements of Operations: Six Months Ended June 30, 2002 and 2001 Three Months Ended June 30, 2002 and 2001	4 5
	Consolidated Statements of Cash Flows: Six Months Ended June 30, 2002 and 2001	6
	Notes to Consolidated Financial Statements	7-13
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-20
Item 3.	Quantitative and Qualitative Disclosure of Market Risk	21

	PART II - OTHER INFORMATION
Item 1 through Item 5.	Not applicable.	22
Item 6.	Exhibits and Reports on Form 8-K.	22
Signatures		23

The information furnished in this report reflects all adjustments (none of which were other than normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

RELIABILITY INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS
	June 30, 2002 (unaudited)	December 31, 2001 (Note 1)
Current assets:
Cash and cash equivalents	$ 8,950	$12,302
Accounts receivable	996	717
Inventories	1,406	876
Refundable income taxes	1,110	345
Deferred tax assets	178	166
Other current assets	185	184
Total current assets	12,825	14,590
Property, plant and equipment, at cost:
Machinery and equipment	13,551	13,967
Buildings and improvements	5,319	5,262
Land	530	530
	19,400	19,759
Less accumulated depreciation	14,151	13,649
	5,249	6,110

Investments	704	782
Assets held for sale	2,035	2,035
	$20,813 =====	$23,517 =====
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 146	$ 196
Accrued liabilities	865	828
Income taxes payable	28	29
Accrued restructuring costs	91	19
Total current liabilities	1,130	1,072

Deferred tax liabilities	124	128
Stockholders' equity:
Common stock, without par value; 20,000,000 shares authorized; 6,690,265 shares issued	9,614	9,614
Retained earnings, net of $7,772 in treasury stock retired during 1999	11,051	13,757
Accumulated other comprehensive (loss) income	(12)	40
Less treasury stock, at cost, 354,300 shares	(1,094)	(1,094)
Total stockholders' equity	19,559	22,317
	$20,813 =====	$23,517 =====

See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

Six Months Ended June 30,

	2002	2001
	(unaudited)
Revenues	$ 2,781	$ 9,601
Costs and expenses:
Cost of revenues	2,395	5,904
Marketing, general and administrative	2,070	2,826
Research and development	1,484	1,453
    Asset impairment and restructuring costs
	323	54
	6,272	10,237
Operating (loss)	(3,491)	(636)
Interest income	86	394
(Loss) before income taxes	(3,405)	(242)
Provision (benefit) for income taxes:
Current	(709)	310
Deferred	10	(160)
	(699)	150
Net (loss)	$(2,706) =====	$ (392) =====
(Loss) per share:
Basic	$ (.43) =====	$ (.06) =====
Diluted	$ (.43) =====	$ (.06) =====
Weighted average shares:
Basic	6,336 =====	6,560 =====
Diluted	6,336 =====	6,560 =====

See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

Three Months Ended June 30,

	2002	2001
	(unaudited)
Revenues	$ 1,547	$3,574
Costs and expenses:
Cost of revenues	1,231	2,507
Marketing, general and administrative	1,058	1,300
Research and development	785	724
    Asset impairment and restructuring costs
	-	54
	3,074	4,585
Operating (loss)	(1,527)	(1,011)
Interest income	40	175
(Loss) before income taxes	(1,487)	(836)
Provision (benefit) for income taxes:
Current	(441)	(63)
Deferred	9	(62)
	(432)	(125)
Net (loss)	$(1,055) =====	$ (711) ====
(Loss) per share:
Basic	$ (.17) =====	$ (.11) ====
Diluted	$ (.17) =====	$ (.11) ====
Weighted average shares:
Basic	6,336 =====	6,532 ====
Diluted	6,336 =====	6,532 ====

See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
Six Months Ended June 30,

	2002	2001
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(2,706)	$ (392)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Depreciation and amortization	539	1,256
Provision (benefit) for deferred income taxes	10	(160)
Provision for inventory obsolescence	-	20
             Provision for asset impairment and restructuring costs
	323	54
(Gain) on disposal of fixed assets	-	(2)
Changes in operating assets and liabilities:
Accounts receivable	(279)	2,826
Inventories	(89)	(257)
Refundable income taxes	(765)	-
Other current assets	(9)	278
Accounts payable	(50)	(342)
Accrued liabilities	37	(793)
Income taxes payable	(1)	(46)
Cash payments charged to restructuring reserve	(158)	-
Total adjustments	(442)	2,834
Net cash (used) provided by operating activities	(3,148)	2,442
Cash flows from investing activities:
Expenditures for property and equipment	(212)	(849)
Purchase of marketable equity securities	-	(108)
Proceeds from sale of equipment	-	2
Net cash (used) by investing activities	(212)	(955)
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to stock option plan	-	9
Purchase of treasury stock	-	(277)
Net cash (used) by financing activities	-	(268)
Effect of exchange rate changes on cash	8	8
Net (decrease) increase in cash	(3,352)	1,227
Cash and cash equivalents:
Beginning of period	12,302	14,303
End of period	$ 8,950 =====	$15,530 =====
Supplemental disclosure: Income taxes paid	$ 102 =====	$ 381 =====

See accompanying notes.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("Statement 141"), and No. 142, "Goodwill and Other

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

Intangible Assets" ("Statement 142"). Statement 141 requires the application of the purchase method of accounting for all business combinations initiated after June 30, 2001. Under Statement 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Statement 142 is effective for fiscal years beginning after December 15, 2001. Reliability adopted Statement 142 effective January 1, 2002. The adoption of both of these statements had no impact on the results of operations or financial position of the Company.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement is effective for fiscal years beginning after December 15, 2001. Reliability adopted this statement effective January 1, 2002. This statement establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Additionally, the statement expands the definition of a discontinued operation from a segment of business to a component of an entity that has been disposed of or is classified as held for sale and can be clearly distinguished, operationally and for reporting purposes, from the rest of the entity and requires that the results of operations of a component classified as held for sale shall be reported in discontinued operations in the period incurred. Adoption of this statement did not have an effect on the Company's results of operations or financial position.

Income Taxes

Deferred income taxes are provided under the liability method and reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. The Company establishes valuation allowances when the realization of specific deferred tax assets are subject to significant uncertainty.

The differences between the effective rate reflected in the provision (benefit) for income taxes on the (loss) before income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% to the (loss) before income taxes are analyzed below (in thousands) for the six month periods ended:

	June 30,
	2002	2001
(Benefit) at statutory rate	$(1,158)	$(82)

Tax benefit resulting from tax law change related to prior year losses	(204)	-
Change in valuation allowance related to foreign losses for which a tax benefit is not available:
Singapore	277	-
Costa Rica	269	163
Foreign statutory rate differential - Singapore	108	43
Change in valuation allowance	-	18
Other	9	8
Provision (benefit) for income taxes	$ (699) ====	$150 ===

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

At December 31, 2001, the U.S. Company had utilized substantially all the available tax benefits related to carryback of operating losses. A change in U.S. tax law in 2002 liberalized tax loss carryback rules. This change resulted in the Company recording a tax benefit related to the U.S. loss for the six months ended June 30, 2002. In addition, the change in loss carryback rules resulted in the Company recording a $204,000 tax benefit in 2002 that is related to the U.S. Company's previously unbenefitted tax credits and 2001 loss carryover. At June 30, 2002, the Company has potential additional tax loss carryback benefits of approximately $4.0 million that can be used to benefit any additional losses that may be incurred for the remainder of 2002.

The increase in the valuation allowance at June 30, 2002 is related to the increase in the net operating loss carryovers of the Singapore and Costa Rica subsidiaries. The Company established the valuation allowance because realization of a tax benefit related to the losses is dependent upon the subsidiaries generating taxable income in the future.

Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include (in thousands):

	June 30, 2002	December 31, 2001
Raw materials	$ 794	$788
Work-in-progress	558	14
Finished goods	54	74
	$1,406 ====	$876 ===

Inventories are presented net of reserves for excess and obsolete inventories of $258,000 and $303,000 at June 30, 2002 and December 31, 2001, respectively.

During the period ended June 30, 2002, the Company transferred $441,000 in parts from construction in progress to inventories.

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

Marketable equity securities are classified as available-for-sale and are carried at their fair value on the balance sheet. Unrealized gains and losses, net of applicable income taxes (benefits) of $(6,000) and $20,000 at June 30, 2002 and December 31, 2001, respectively, are reported as a separate component of stockholders' equity. Marketable equity securities are stated at market value, as determined by the most recently published trade price of the securities at the balance sheet date.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

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

	June 30, 2002	December 31, 2001
Preferred stock, at cost	$500	$500
Marketable equity securities, at cost	222	222
Unrealized net (losses) gains on marketable securities	(18)	60
	$704 ===	$782 ===

2.  CREDIT AGREEMENTS

In March 2002, the Company cancelled, and has not replaced, a line of credit with Wells Fargo Bank Texas, N.A. which had permitted the Company to borrow up to $1 million until April 1, 2002. Interest was payable at the bank's prime rate minus 1/4%. Any unpaid principal of the note was due April 1, 2002. The loan agreement provided for a revolving line of credit, secured by substantially all assets of the Company which were located in the U.S., except for land and buildings. The credit facility required compliance with certain financial covenants. A financial covenant in the agreement related to requesting cash advances required that the Company have a positive cash flow, as defined, during the previous four quarters. The Company was not in compliance with the covenant beginning with the quarter ended December 31, 2001 and canceled the agreement because it could not request advances.

The Company's Singapore subsidiary maintains an agreement with a Singapore bank to provide a credit facility to the subsidiary of 900,000 Singapore dollars (U.S. $508,000) at the bank's prime rate plus 2% (7% at June 30, 2002). The credit facility provides for issuance of bankers' guarantees and a 300,000 Singapore dollars (U.S. $169,000) overdraft facility. There were no overdraft balances outstanding at June 30, 2002, but amounts utilized under letter of credit commitments totaled $194,000, resulting in credit availability of $314,000 at June 30, 2002. The loan is collateralized by substantially all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank, and continuation of the credit facility is at the discretion of the bank.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

3.  SEGMENT INFORMATION

The following table presents reportable segment information (in thousands) for the periods indicated:

Six Months Ended June 30,			Three Months Ended June 30,

  2002
	2001		2002	2001

Revenues from external customers:

Testing Products	$ 1,740	$5,713	$1,065	$ 2,281
Services	764	3,328	360	1,087
Power Sources	277	560	122	206

Intersegment revenues:
Testing Products	100	179	77	22
Services	-	42	-	24
Power Sources	-	59	-	7
Eliminations	(100)	(280)	(77)	(53)
	$2,781 ====	$9,601 ====	$1,547 ====	$ 3,574 ====

Operating income (loss):
Testing Products	$(1,447)	$ 724	$ (635)	$ 42
Services	(807)	(588)	(432)	(630)
Power Sources	(716)	(565)	(358)	(287)
Provision for asset impairments	(323)	(54)	-	(54)
General corporate expenses	(198)	(153)	(102)	(82)
Operating (loss)	$(3,491) ====	$ (636) ====	$(1,527) ====	$(1,011) ====

Total assets by reportable segment as of the dates indicated are as follows (in thousands):

	June 30, 2002	December 31, 2001
Testing Products	$ 7,080	$ 5,709
Services	2,139	2,796
Power Sources	1,277	1,312
General corporate assets	10,317	13,700
	$20,813 =====	$23,517 =====

For the periods indicated above, there were no material changes in the accounting policies and procedures used to determine segment income or loss.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

4. EARNINGS PER SHARE

The following table sets forth the computation of the basic and diluted (loss) per share (in thousands, except per share data):

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001

Net (loss)	$(2,706) ====	$ (392) ====	$(1,055) ====	$ (711) ====
Weighted average shares outstanding
	6,336	6,560	6,336	6,532
Net effect of dilutive stock options based on the treasury stock method	-	-	-	-
Weighted average shares and assumed conversions	6,336 ====	6,560 ====	6,336 ====	6,532 ====

(Loss) per share:
Basic	$ (.43) ====	$ (.06) ====	$ (.17) ====	$ (.11) ====
Diluted	$ (.43) ====	$ (.06) ====	$ (.17) ====	$ (.11) ====

Options to purchase an average of 236,000 and 233,000 shares of common stock of the Company were excluded from the computation of the diluted (loss) per share during the six months ended June 30, 2002 and 2001, respectively, as inclusion of these options in the calculations would have been anti-dilutive.

5.  COMPREHENSIVE INCOME

The only difference between the total comprehensive (loss) and the net (loss) reported on the Consolidated Statements of Operations arises from unrealized gains and losses on available-for-sale securities. The Company's total comprehensive (loss), in thousands, for the periods indicated, is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2002	2001	2002	2001

Net (loss)	$(2,706)	$(392)	$(1,055)	$(711)
Unrealized net gains (losses) on      marketable equity securities
	(52)	13	(46)	26
Total comprehensive (loss)	$(2,758) ====	$(379) ====	$(1,101) ====	$(685) ====

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

6.  ASSET IMPAIRMENT AND RESTRUCTURING COSTS

The following table reports activity in the accrued restructuring costs account during the six months ended June 30, 2002 (in thousands):

Six Months Ended June 30, 2002

Accrued costs at January 1	$ 19
Provision for restructuring:
Employee severance	148
Lease payments	82
230
Cash payments charged to accounts:
Employee severance	148
Lease payments	10
158
Accrued costs at June 30	$ 91 ===

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

7.  SUBSEQUENT EVENT - RESTRUCTURING OF POWER PRODUCTS SEGMENT

The Company's Board of Directors approved a plan in July 2002 to restructure the Power Sources business segment, which will result in all of the segment's customers being serviced from Houston. The restructuring will result in the liquidation of the Company's Costa Rica subsidiary and closing of its facility in Costa Rica effective August 31, 2002. The Company expects to incur expenses of approximately $200,000 for the quarter ending September 30, 2002 to cover the estimated cost for the termination of 40 employees and the cost to shut down and dissolve the subsidiary. The plant owned by the subsidiary will be listed for sale resulting in an approximate $700,000 increase in the Company's assets held for sale. In addition, the Company expects to record a U.S. income tax benefit of approximately $2.0 million in the last half of 2002 as a result of the liquidation of the Costa Rican subsidiary. The Company anticipates receiving a tax refund for the tax benefit in the second quarter of 2003.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2002

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this document contain forward-looking statements that involve risks and uncertainties. All forward-looking statements in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth elsewhere in this document.

REVIEW OF SIGNIFICANT ACCOUNTING POLICIES AND COMMENTS RELATED TO OPERATIONS

In response to a guidance document issued by the Securities and Exchange Commission, the Company completed a review of its significant accounting policies, including those listed in Note 1 to these Consolidated Financial Statements and in Note 1 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of the review indicated that the accounting policies the Company has adopted are appropriate for its operations and that the Company has correctly applied the accounting policies. The results of this review are included in the Management's Discussion in the Form 10-K for the year ended December 31, 2001.

The Management's Discussion included in the Form 10-K for the year ended December 31, 2001 includes discussion of various factors related to the decline in the Company's revenues and items related to the Company's results of operations, liquidity and markets. In general, there have been no significant positive changes in the factors discussed in the Form 10-K and many of the items discussed in the Form 10-K are relevant to 2002 operations; thus the reader of this document should read the Management's Discussion included in Form 10-K for the year ended December 31, 2001.

FINANCIAL CONDITION

The primary sources of the Company's liquidity have historically been cash provided by operations and working capital. The Company's operations during the latter part of 2001 began to consume cash, and the cash consumption is forecasted to continue during 2002. The parent Company and its Singapore subsidiary have cash available to support anticipated liquidity requirements during at least the next 12 months. The Company has historically maintained lines of credit to supplement the primary sources of capital. The U.S. Company's line of credit was scheduled to expire in April 2002. The Company cancelled the line of credit on March 1, 2002, because the Company could not request advances, as explained later in this management's discussion. The Company is forecasting that it will not need to borrow in the immediate future, but may need to borrow in 2003 and is pursuing various alternatives to obtain a line of credit. In addition, the Company's Singapore subsidiary has maintained a $0.5 million overdraft facility to support the subsidiary's credit commitments. Changes in the Company's financial condition and liquidity since June 30, 2001 are generally attributable to (1) changes in cash flows from operating activities, including the effect of losses beginning in the second quarter of 2001, (2) purchase during 2001 of

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2002

treasury stock, (3) increases in research and development expenditures during 2001 and maintaining expenditures at the higher level in 2002 and (4) decreases in the levels of capital expenditures. In addition, receipt of an income tax refund in the third quarter of 2002 related to the 2001 loss, the amount and timing of refundable income taxes related to the 2002 loss and the amount and timing of a significant U.S. income tax benefit resulting from the closing of the Company's Costa Rica facility and the restructuring of the Power Products segment will have significant effects on the Company's liquidity subsequent to June 30, 2002.

Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following chart. The periods presented that are related to profitability ratios are for the six months ended June 30, and twelve months ended December 31:

	June 30,	December 31,	June 30,
	2002	2001	2001

Working capital:
Working capital (in thousands)	$11,695	$13,518	$17,644
Current ratio	11.3 to 1	13.6 to 1	9.6 to 1

Equity ratios:
Total liabilities to equity	0.1	0.1	0.1
Assets to equity	1.1	1.1	1.1
Profitability ratios:
Gross profit	14%	22%	38%
Return on revenues	(97)%	(36)%	(4)%
Return on assets (annualized)	(26)%	(18)%	(3)%
Return on equity (annualized)	(28)%	(19)%	(3)%

Despite a significant decline in revenues and a loss of $2.7 million for the 2002 six-month period, the Company's financial condition has remained stable during 2002. The working capital position at June 30, 2002 is attributable to the fact the Company had $8.9 million of cash at June 30, 2002. The cash was primarily provided by cash from operating activities during the years 1996 through 1998. The Company's cash declined during the latter part of 2001 and first half of 2002 and will continue to decline until revenues increase to a level that will provide cash from operations. Working capital decreased to $11.7 million at June 30, 2002, from $17.6 million at June 30, 2001. The decrease in working capital is attributable to the decrease in revenues and losses during the past 12 months and the corresponding changes in cash flows related to the losses and decrease in revenues. The Company continues to maintain expense control measures, thus minimizing the negative impact on the Company's financial condition. The Company's operations began consuming cash during the later part of 2001, contributing to the Company's cash balance declining from $12.3 million at December 31, 2001 to $8.9 million at June 30, 2002. The cash consumption is forecasted to continue until revenues increase to levels that will provide cash from operations, but the cash balance of $8.9 million at June 30, 2002, supplemented by expected income tax refunds in 2002 and 2003, is currently forecasted to exceed the Company's cash requirements for the 12-

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2002

month period ending June 30, 2003. The Company has received inquiries from customers that indicate that the demand for Testing Products could increase during the latter part of 2002 and in 2003. The Company is in the final stages of completing development of the CRITERIA 20 system that has been designed to accommodate the technical requirements of its customers. The CRITERIA 20 is currently scheduled to be available for shipment in late 2002.

Net cash used by operating activities for the six months ended June 30, 2002 was $3.1 million, compared with $2.4 million provided by operations in the six month period of 2001. The principal items affecting cash used by operating activities in 2002 were a $0.3 million provision for asset impairment and restructuring, a $0.8 million increase in refundable income taxes and $0.2 million in cash payments related to the restructuring reserve. Included in the calculation of cash used by operating activities in 2002 is a net loss of $2.7 million and $0.5 million of depreciation. The Singapore facility stopped processing devices for a customer in January 2002 because the customer relocated production to a lower labor rate country. The subsidiary recorded asset impairment and restructuring costs related to the decline in revenues in the first quarter of 2002. The $0.8 million increase in refundable income taxes resulted from the fact that operations for 2002 resulted in refundable income taxes that are related to the 2002 losses and a change in the U.S. tax law in 2002 allowed the U.S. Company to record a $0.2 million tax benefit related to the U.S. Company's 2001 tax loss carryforward.

New orders in the Testing Products, Services and Power Sources segments decreased significantly during 2001, beginning in the first quarter. Revenues have remained at lower levels in 2002. The Company continues to see signs and indications that orders will remain at lower levels, resulting in poor visibility with respect to revenues for the remainder of 2002 and early 2003. Reliability's revenue, in general, is dependent on conditions within the personal computer and semiconductor industries. In addition, revenues in the Testing Products segment are dependent on the capital expenditure plans of customers in the semiconductor industry. Current forecasts by leading electronics, personal computer, and semiconductor companies indicate that demand for products and services will remain at suppressed levels. This translates into the Company forecasting depressed revenue levels for the Company's products and services for the remainder of 2002 and early 2003.

Backlog declined to $446,000 at June 30, 2002, compared to $729,000 at December 31, 2001. The current forward-looking forecast indicates that revenues for the third quarter of 2002 will be between $0.8 and $1.1 million, compared to revenues of $1.1 million for the third quarter of 2001. Operations for the third quarter of 2002 are forecast to result in a loss of $.22 to $.26 per diluted share. The Company is currently in the process of restructuring its Power Products segment, as discussed in Note 7 to the Consolidated Financial Statements, and estimates that a U.S. income tax benefit of approximately $2.0 million or $.32 per diluted share, related to the restructuring and closing of the Costa Rica facility, will be recorded during the last six months of 2002.

The Company announced, in 2000, a plan to repurchase for cash up to 1.5 million shares of its common stock. The Company has not purchased any stock in 2002.

Capital expenditures during the six month periods ending June 30, 2002 and 2001 were $0.2 million and $0.8 million, respectively, and management does not currently forecast any significant changes in capital expenditure levels during the remainder of 2002.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2002

RESULTS OF OPERATIONS

Six Months ended June 30, 2002 compared to six months ended June 30, 2001.

Revenues. Revenues for the 2002 six-month period were $2.8 million compared to $9.6 million for the 2001 period. Revenues in the Testing Products, Services and Power Sources segments decreased $4.0, $2.5 and $0.3 million, respectively.

Revenues in the Testing Products segment were $1.7 million for the first six months of 2002, which is a decrease of 70% from the first six months of 2001. Revenues from the sale of CRITERIA products decreased $3.3 million and revenues from the sale of INTERSECT products decreased $0.7 million. The decrease in revenues from the sale of CRITERIA products was related to volume decreases due to a decline in demand for products and services provided by the electronics and semiconductor industries. In 1999, one of Reliability's customers implemented a program to outsource production of certain devices. This program and a decline in demand contributed to the decrease in INTERSECT product revenues in 2002.

Revenues in the Services segment for the 2002 six month period were $0.8 million, a decrease of 77% compared to the corresponding 2001 period. The significant decrease in revenues, beginning in the second quarter of 2001, resulted from volume decreases caused by reduced demand for products sold by one of the principal customers of the Singapore Services facility. In addition, the decrease resulted from another customer significantly reducing the burn-in time for its devices plus a general decline in demand by the other customers of the Singapore facility. The decline in demand is related to the overall decline in demand for products sold by the semiconductor, personal computer and electronics industries. In addition, the decline in revenues was affected by the fact that while the Company's Singapore subsidiary began processing devices for a new customer in early 2001, the new customer advised the subsidiary, in late 2001, that it would relocate production from Singapore to a lower labor cost country. The Singapore facility stopped processing devices for this customer in January 2002.

Revenues in the Power Sources segment were $0.3 million for the first six months of 2002, reflecting a 50% decrease from the 2001 period. Revenues were affected by a decline in demand for power sources that resulted from a decrease in demand for products sold by the telecommunications and computer industries.

Costs and Expenses. Total costs and expenses, excluding asset impairment and restructuring costs, for the first six months of 2002 decreased $4.2 million or 42% compared to the 71% revenue decrease of $6.8 million. Cost of revenues decreased $3.5 million; marketing, general and administrative expenses decreased $0.7 million; and research and development expenses increased $31,000. Asset impairment and restructuring costs totaled $323,000 in 2002. Expenses, primarily cost of revenues, reflect the fact that the Company has reduced worldwide personnel levels by 42% since June 30, 2001 and a $0.7 million decrease in depreciation expense. The decrease in depreciation expense is related primarily to the Singapore Services facility. The facility depreciates certain fixed assets using accelerated depreciation methods resulting in depreciation expense decreasing due to the aging of the assets.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2002

The decrease in gross profit from 38% in the 2001 period to 14% in the 2002 period is attributable to all segments and was negative in the Services and Power Sources segments in 2002. The gross profit in the Testing Products segment decreased as a result of volume reductions and product mix changes. The decline in the gross profit in the Services segment is related to significant volume decreases related to a decline in demand and unit price reductions due to changes in product mix. The gross profit in the Power Sources segment, in 2002, decreased due to a 50% decline in revenues resulting from volume decreases. The volume decreases in the Services and Power Sources segments resulted in costs not being fully absorbed, resulting in the negative gross profit in the segments.

Marketing, general and administrative expenses for the 2002 period decreased $0.7 million or 27%. The Testing Products and Services segments accounted for substantially all of the decrease. A decrease in Testing Products revenue volumes in 2002 compared to 2001 resulted in a reduction in certain volume-related expenses, such as warranty and installation costs and variable expenses were also reduced by reductions in travel and certain other expenses. Expenses in the Services segment decreased due to volume decreases, and a reduction in personnel levels. Expenses in the Power Sources segment decreased only slightly due to the fact that expenses had already been reduced to reflect the low level of revenues. Expense controls resulted in general decreases in expenses in all segments.

Research and development expenses for the 2002 period increased $31,000 and totaled $1.5 million. The expense is primarily related to development of the Company's next generation micrologic test during burn-in system and, to a lesser degree, to the development of new models of power sources.

Interest Income. Interest income decreased $308,000 or 78% and reflects (1) significantly lower interest rates in the 2002 period compared to the 2001 period, (2) a 30% reduction in investable cash balances and (3) a decrease of $36,000 in interest income earned on an accounts receivable that was paid in full in 2001. The decrease in interest rates is due to the effect of the general decrease in rates paid on various deposit and investment accounts.

Income Taxes. The effective tax benefit rate was 21% for the six-month period ended June 30, 2002. A $150,000 tax provision was recorded that related to the $242,000 loss before income taxes for the six-month period ended June 30, 2001. The principal items affecting the Company's tax rate in 2002 and 2001 were tax benefits that were not available to the Costa Rica subsidiary due to net operating loss limitations and a lower benefit rate related to losses at the Singapore subsidiary. In 2002, tax benefits were not available to the Singapore subsidiary due to net operating loss limitations, and the U.S. Company recorded a $0.2 million tax benefit resulting from a tax law change in 2002 that allowed the Company to record a tax benefit associated with a net operating loss carryforward.

Three months ended June 30, 2002 compared to three months ended June 30, 2001.

Revenues. Revenues for the 2002 three-month period were $1.6 million compared to $3.6 million for the 2001 period. Revenues in the Testing Products, Services and Power Sources segments decreased $1.2, $0.7 and $0.1 million respectively.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2002

Revenues in the Testing Products segment were $1.1 million for the three months of 2002, which is a decrease of 53% from the three months of 2001. Revenues from the sale of CRITERIA products decreased $1.1 million. There were no revenues from the sale of INTERSECT products during the second quarter of 2002, resulting in a revenue decrease of $0.1 million. The decrease in revenues is attributable to the same factors discussed in the six month discussion above.

Revenues in the Services segment for the 2002 period were $0.4 million, a decrease of 67% compared to the corresponding 2001 period. The decrease is attributable to a significant decrease in revenues, beginning in the second quarter of 2001 and continuing into 2002, resulting from volume reductions caused by declining demand for products sold by one of the principal customers of the Singapore Services facility and other factors discussed in the six month discussion above.

Revenues in the Power Sources segment were $122,000 for the three month period ended June 30, 2002, reflecting a 40% decrease from the 2001 period. Revenues were affected by a decrease in demand for power sources that resulted from a decline in demand for products sold by the telecommunications and computer industries.

Costs and Expenses. Total costs and expenses, excluding asset impairment costs in 2001, for the three month period ending in 2002 decreased $1.5 million or 32% compared to the 57% revenue decrease of $2.0 million. Cost of revenues decreased $1.3 million; marketing, general and administrative expenses decreased $0.2 million; and research and development expenses increased $61,000. Expenses, primarily cost of revenues, reflect a reduction in worldwide personnel levels of 42% since June 30, 2001 and a $0.3 million decrease in depreciation expense, as explained above in the six months discussion.

The decrease in gross profit from 30% in the 2001 period to 20% in the 2002 period is attributable primarily to the Services and Power Sources segments. The gross profit declined significantly during 2002 and was negative in the Services and Power Sources segments. The gross profit in the Testing Products segment decreased slightly as a result of volume decreases. The decline in the gross profit in the Services segment is related to significant volume decreases related to a decrease in demand and unit price decreases due to price competition and changes in product mix. The gross profit in the Power Sources segment, in 2002, decreased due to a 40% decline in revenues resulting from volume decreases. The volume decreases in the Services and Power Sources segments resulted in costs not being fully absorbed, resulting in the negative gross profit in the segments.

Marketing, general and administrative expenses for the 2002 period decreased $0.2 million or 19%. The Testing Products and Services segments accounted for substantially all of the decrease. A decrease in Testing Products revenue in 2002 compared to 2001 resulted in a reduction in certain volume-related expenses, such as warranty and installation costs. Variable expenses also decreased due to reductions in travel and certain other expenses. Expenses in the Services segment decreased due to volume decreases, and a reduction in personnel levels. Expenses in the Power Sources segment were basically unchanged due to the fact that expenses had already been reduced to reflect the low level of revenues.

Research and development expenses for the 2002 period increased $61,000 and totaled $0.8 million. The expense is primarily related to development of the Company's next generation micrologic test during burn-in system and, to a lesser degree, to the development of new models of power sources.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2002

Interest Income. Interest income decreased $135,000 or 77% and reflects (1) significantly lower interest rates in the 2002 period compared to the 2001 period, (2) a 40% decrease in investable cash balances and (3) a decrease of $15,000 in interest income earned on an accounts receivable that was paid in full in 2001. The decrease in interest rates is due to the effect of the general decrease in rates paid on various deposit and investment accounts.

Income Taxes. The effective tax benefit rate was 29% for the three-month period ended June 30, 2002, and 15% for the three-month period ended June 30, 2001. The principal items affecting the Company's tax rate in 2002 and 2001 were tax benefits were not available to the Costa Rica subsidiary due to net operating loss limitations and a lower benefit rate related to losses at the Singapore subsidiary. In 2002, tax benefits were not available to the Singapore subsidiary due net operating loss limitations and the U.S. Company recorded a $0.2 million tax benefit resulting from a tax law change in 2002 that is related to prior year losses.

SAFE HARBOR STATEMENT

From time to time, the Company may publish forward-looking statements, including those that are contained in this report, relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, adverse changes in the global economy, prolonged decreases in the demand for electronic products and semiconductors, market acceptance of the Company's products and services, the impact of competition, delays in product development schedules, delays due to technical difficulties related to developing and implementing technology, delays in delivery schedules, the ability to attract and maintain sufficient levels of people with specific technical talents, future results related to investments, delays in receiving income tax refunds, and changes in demand for the Company's products and services and the Company's customers' products and services. Actual results may materially differ from projections.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2002

Item 3. Quantitative and Qualitative Disclosure of Market Risk.

There have been no material changes in the market risk disclosures reported in the Company's Annual Report on Form 10-K filed for the year ended December 31, 2001, except to note that as of June 30, 2002, the Company's short-term investments have declined from $11.6 million at December 31, 2001 to $8.1 million at June 30, 2002. The Company's short-term investments are forecasted to continue to decline. The fair market value of the Company's investment in marketable equity securities has declined from $282,000 at December 31, 2001 to $204,000 at June 30, 2002.

RELIABILITY INCORPORATED
OTHER INFORMATION

PART II - OTHER INFORMATION

June 30, 2002

Items 1 through 5.

    Not applicable.

Item 6. Exhibits and Reports on Form 8-K:
(a)	The following exhibits are filed as part of this report:
99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

(b)

Reports on Form 8-K: A Form 8-K was filed on August 5, 2002, under Item 5, Other Events, incorporating in the Form 8-K the Company's press release dated August 5, 2002, related to announcing the restructuring of the Company's Power Sources segment.

RELIABILITY INCORPORATED
SIGNATURES

June 30, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED (Registrant)
August 8, 2002	/s/ Larry Edwards Larry Edwards President and Chief Executive Officer
August 8, 2002	/s/ Max T. Langley Max T. Langley Sr. Vice President-Finance and Chief Financial Officer

RELIABILITY INCORPORATED

INDEX TO EXHIBITS
Exhibit Number	Description	Page Number

99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002	25
99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002	26