Form 10-Q
period 2002-09-30
RELIABILITY INC
filed 2002-11-07
CIK 34285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

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
as of November 1, 2002

RELIABILITY INCORPORATED
FORM 10-Q

TABLE OF CONTENTS

September 30, 2002

PART I - FINANCIAL INFORMATION
		Page No.
Item 1.	Financial Statements: Consolidated Balance Sheets: September 30, 2002 and December 31, 2001	3
	Consolidated Statements of Operations: Nine Months Ended September 30, 2002 and 2001 Three Months Ended September 30, 2002 and 2001	4 5
	Consolidated Statements of Cash Flows: Nine Months Ended September 30, 2002 and 2001	6
	Notes to Consolidated Financial Statements	7-15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-23
Item 3.	Quantitative and Qualitative Disclosure of Market Risk	23
Item 4.	Controls and Procedures	23
	PART II - OTHER INFORMATION
Item 1 through Item 4.	Not applicable	24
Item 5.	Other Information	24
Item 6.	Exhibits and Reports on Form 8-K	24
Signatures		25
Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		26-27

The information furnished in this report reflects all adjustments (none of which were other than normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

RELIABILITY INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS
	September 30, 2002 (unaudited)	December 31, 2001 (Note 1)
Current assets:
Cash and cash equivalents	$ 8,055	$12,302
Accounts receivable	469	717
Inventories	1,412	876
Refundable income taxes	2,590	345
Deferred tax assets	96	166
Other current assets	265	184
Total current assets	12,887	14,590
Property, plant and equipment, at cost:
Machinery and equipment	13,689	13,967
Building and improvements	4,526	5,262
Land	230	530
	18,445	19,759
Less accumulated depreciation	13,897	13,649
	4,548	6,110

Investments	652	782
Assets held for sale	2,005	2,035
	$20,092 =====	$23,517 =====
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 204	$ 196
Accrued liabilities	1,103	828
Income taxes payable	19	29
Accrued restructuring costs	105	19
Total current liabilities	1,431	1,072

Deferred tax liabilities	96	128
Stockholders' equity:
Common stock, without par value; 20,000,000 shares authorized; 6,690,265 shares issued	9,614	9,614
Retained earnings, net of $7,772 in treasury stock retired during 1999	10,089	13,757
Accumulated other comprehensive (loss) income	(44)	40
Less treasury stock, at cost, 354,300 shares	(1,094)	(1,094)
Total stockholders' equity	18,565	22,317
	$20,092 =====	$23,517 =====

See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

Nine Months Ended September 30,

	2002	2001
	(unaudited)
Revenues	$ 3,588	$10,748
Costs and expenses:
Cost of revenues	3,502	7,846
Marketing, general and administrative	3,075	3,988
Research and development	2,052	2,180
    Asset impairments, restructuring and severance costs
	1,455	54
	10,084	14,068
Operating (loss)	(6,496)	(3,320)
Interest income	110	535
(Loss) before income taxes	(6,386)	(2,785)
Provision (benefit) for income taxes:
Current	(2,799)	(282)
Deferred	81	(201)
	(2,718)	(483)
Net (loss)	$(3,668) =====	$(2,302) =====
(Loss) per share:
Basic	$ (.58) =====	$ (.35) =====
Diluted	$ (.58) =====	$ (.35) =====
Weighted average shares:
Basic	6,336 =====	6,529 =====
Diluted	6,336 =====	6,529 =====

See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

Three Months Ended September 30,

	2002	2001
	(unaudited)
Revenues	$ 807	$ 1,147
Costs and expenses:
Cost of revenues	1,107	1,942
Marketing, general and administrative	1,005	1,162
Research and development	568	727
    Asset impairments, restructuring and severance costs
	1,132	-
	3,812	3,831
Operating (loss)	(3,005)	(2,684)
Interest income	24	141
(Loss) before income taxes	(2,981)	(2,543)
Provision (benefit) for income taxes:
Current	(2,090)	(592)
Deferred	71	(41)
	(2,019)	(633)
Net (loss)	$ (962) =====	$(1,910) =====
(Loss) per share:
Basic	$ (.15) =====	$ (.29) =====
Diluted	$ (.15) =====	$ (.29) =====
Weighted average shares:
Basic	6,336 =====	6,467 ====
Diluted	6,336 =====	6,467 ====

See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
Nine Months Ended September 30,

	2002	2001
	(unaudited)
Cash flows from operating activities:
Net (loss)	$(3,668)	$(2,302)
Adjustments to reconcile net (loss) to cash provided (used) by operating activities:
Depreciation and amortization	804	1,790
Provision (benefit) for deferred income taxes	81	(201)
Provision for inventory obsolescence	13	42
             Provision for asset impairments, restructuring                   and severance costs
	1,455	54
(Gain) on disposal of fixed assets	(1)	(2)
Other	3	-
Changes in operating assets and liabilities:
Accounts receivable	248	4,101
Inventories	(108)	(334)
Refundable income taxes	(2,245)	(256)
Other current assets	(82)	196
Accounts payable	8	(477)
Accrued liabilities	275	(585)
Income taxes payable	(10)	(527)
Cash payments charged to restructuring reserve	(526)	-
Total adjustments	(85)	3,801
Net cash (used) provided by operating activities	(3,753)	1,499
Cash flows from investing activities:
Expenditures for property and equipment	(508)	(1,005)
Purchase of marketable equity securities	-	(108)
Proceeds from sale of equipment	12	2
Net cash (used) by investing activities	(496)	(1,111)
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to stock option plan	-	9
Purchase of treasury stock	-	(674)
Net cash (used) by financing activities	-	(665)
Effect of exchange rate changes on cash	2	7
Net (decrease) increase in cash	(4,247)	(270)
Cash and cash equivalents:
Beginning of period	12,302	14,303
End of period	$ 8,055 =====	$14,033 =====
Supplemental disclosure: Income taxes paid	$ 101 =====	$ 581 =====

See accompanying notes.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

Description of business

Reliability Incorporated ("Reliability" or the "Company") is a United States based corporation with operations in the United States and Singapore. A subsidiary operated in Costa Rica until the third quarter of 2002. The subsidiary manufactured and sold power sources, primarily a line of DC to DC power converters. The U.S. parent Company assumed the activities of the subsidiary and the subsidiary's net assets were transferred to the U.S. parent Company in the third quarter of 2002. Power sources are sold to U.S. and European-based companies that design and sell electronic equipment. The Company is principally engaged in the design, manufacture and sale of equipment used to test and condition integrated circuits. The Singapore subsidiary of the Company operates a service facility which conditions and tests integrated circuits as a service to other companies. The Company's testing products are sold to companies that manufacture semiconductor products and are shipped to locations in the U.S., Europe, Central America, Asia and Pacific Rim countries. Services are provided principally to two customers in Singapore.

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the period ended December 31, 2001 have been reclassified to conform to the 2002 presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("Statement 141"), and No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 141 requires the application of the purchase method of accounting for all business combinations initiated after June 30, 2001. Under Statement 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. Statement 142 is effective for fiscal years beginning after December 15, 2001. Reliability adopted Statement 142 effective January 1, 2002. The adoption of both of these statements had no impact on the results of operations or financial position of the Company.

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

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 ("Statement 146"), "Accounting for Exit or Disposal Activities." Statement 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, but early application is encouraged. The provisions of EITF Issue No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF Issue No. 94-3 prior to adoption of Statement 146. Adopting the provisions of Statement 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. The Company early adopted the provisions of Statement 146 in the third quarter of 2002 and applied provisions of the Statement to the restructuring of the Company's Power Sources segment that was initiated in the quarter ended September 30, 2002.

Income Taxes

Deferred income taxes are provided under the liability method and reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. The Company establishes valuation allowances when the realization of specific deferred tax assets are subject to significant uncertainty.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

The differences between the effective rate reflected in the (benefit) for income taxes on the (loss) before income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% to the (loss) before income taxes are analyzed below (in thousands) for the nine-month periods ended:

	September 30,
	2002	2001
(Benefit) at statutory rate	$(2,171)	$(947)
U.S. tax benefit related to liquidation of Costa Rica subsidiary	(1,650)	-
Tax benefit resulting from tax law change related to prior year losses	(159)	-
Change in valuation allowance related to foreign losses for which a tax benefit is not available:
Singapore	406	-
Costa Rica	392	310
Foreign statutory rate differential - Singapore	158	129
Change in valuation allowance	273	18
Other	33	7
(Benefit) for income taxes	$(2,718) =====	$(483) ===

At December 31, 2001, the U.S. Company had utilized substantially all the available tax benefits related to carryback of operating losses. A change in U.S. tax law in 2002 liberalized tax loss carryback rules for losses in 2001 and 2002. This change resulted in the Company recording a tax benefit related to the U.S. loss for the nine months ended September 30, 2002. In addition, the change in loss carryback rules resulted in the Company recording a $159,000 tax benefit in 2002 that is related to the U.S. Company's previously unbenefitted tax credits and 2001 loss carryover. At September 30, 2002, the Company has potential additional tax loss carryback benefits of approximately $1.9 million that can be used to benefit any additional losses that may be incurred for the remainder of 2002.

The Company received tax refunds totaling $619,000 and $89,000 during the nine-month periods ended September 30, 2002 and 2001, respectively.

The change in the valuation allowance at September 30, 2002 is related to an increase in the impairment reserve related to assets held-for-sale and the amount by which the U.S. Company's deferred tax assets exceed its deferred tax liabilities. The Company established the valuation allowance because realization of a tax benefit related to the items is dependent upon the U.S. Company generating taxable income in the future, and the Company can not establish that it is more likely than not that the Company will generate taxable income in the future.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include (in thousands):

September 30, 2002		December 31, 2001
Raw materials	$ 731	$788
Work-in-progress	619	14
Finished goods	62	74
	$1,412 ====	$876 ===

Inventories are presented net of reserves for excess and obsolete inventories of $236,000 and $303,000 at September 30, 2002 and December 31, 2001, respectively.

During the nine month period ended September 30, 2002, the Company transferred $441,000 in parts from construction in progress to inventories. The work-in-progress inventory balance at September 30, 2002 included $525,000 related to the Criteria 20 burn-in and test system. The Company is forecasting that an order will be received for this system in late 2002 or early 2003.

Investments in Marketable Equity and Debt Securities

All investments are classified as held to maturity or available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of investments in equity and debt securities at the time of purchase and reevaluates such determinations at each balance sheet date.

Marketable equity securities are classified as available-for-sale and are carried at their fair value on the balance sheet. Unrealized gains and losses, net of applicable income taxes (benefits) of $(23,000) and $20,000 at September 30, 2002 and December 31, 2001, respectively, are reported as a separate component of stockholders' equity. Marketable equity securities are stated at market value, as determined by the most recently published trade price of the securities at the balance sheet date.

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

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

The following table summarizes the Company's investment in securities (in thousands) at the dates indicated:

	September 30, 2002	December 31, 2001
Preferred stock, at cost	$500	$500
Marketable equity securities, at cost	219	222
Unrealized net (losses) gains on marketable securities	(67)	60
	$652 ===	$782 ===

2.  CREDIT AGREEMENTS

In March 2002, the Company cancelled, and has not been able to replace a line of credit with Wells Fargo Bank Texas, N.A. which had permitted the Company to borrow up to $1 million until April 1, 2002. Interest was payable at the bank's prime rate minus 1/4%. Any unpaid principal of the note was due April 1, 2002. The credit facility required compliance with certain financial covenants. A financial covenant in the agreement related to requesting cash advances required that the Company have a positive cash flow, as defined, during the previous four quarters. The Company was not in compliance with the covenant beginning with the quarter ended December 31, 2001 and canceled the agreement because it could not request advances.

The Company's Singapore subsidiary maintains an agreement with a Singapore bank to provide a credit facility to the subsidiary of 900,000 Singapore dollars (U.S. $506,000) at the bank's prime rate plus 2% (7% at September 30, 2002). The credit facility provides for issuance of bankers' guarantees and a 300,000 Singapore dollars (U.S. $169,000) overdraft facility. There were no overdraft balances outstanding at September 30, 2002, but amounts utilized under letter of credit commitments totaled U.S. $193,000, resulting in credit availability of U.S. $313,000 at September 30, 2002. The loan is collateralized by substantially all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank, and continuation of the credit facility is at the discretion of the bank.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

3.  SEGMENT INFORMATION

The following table presents reportable segment information (in thousands) for the periods indicated:

Nine Months Ended September 30,			Three Months Ended September 30,

  2002
	2001		2002	2001

Revenues from external customers:

Testing Products	$2,127	$ 5,979	$ 387	$ 266
Services	1,057	4,064	294	736
Power Sources	404	705	126	145

Intersegment revenues:
Testing Products	243	194	143	15
Services	-	42	-	-
Power Sources	-	98	-	38
Eliminations	(243)	(334)	(143)	(53)
	$ 3,588 =====	$10,748 =====	$ 807 =====	$ 1,147 =====

Operating income (loss):
Testing Products	$(2,358)	$ (586)	$ (912)	$(1,311)
Services	(1,307)	(1,446)	(501)	(857)
Power Sources	(1,078)	(940)	(361)	(375)
Corporate asset impairments	(700)	(54)	(700)	-
Testing Products severance costs	(232)	-	(232)	-
Services asset impairment	(323)	-	-	-
Power Sources restructuring	(200)	-	(200)	-
General corporate expenses	(298)	(294)	(99)	(141)
Operating (loss)	$(6,496) =====	$(3,320) ====	$(3,005) =====	$(2,684) =====

Total assets by reportable segment as of the dates indicated are as follows (in thousands):

	September 30, 2002	December 31, 2001
Testing Products	$ 6,607	$ 5,709
Services	2,153	2,796
Power Sources	1,929	1,312
General corporate assets	9,403	13,700
	$20,092 =====	$23,517 =====

For the periods indicated above, there were no material changes in the accounting policies and procedures used to determine segment income or loss. The power sources assets balance at September 30, 2002

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

includes refundable income taxes of $1,650,000 that is related to the liquidation of the Company's Costa Rica subsidiary.

4. EARNINGS PER SHARE

The following table sets forth the computation of the basic and diluted (loss) per share (in thousands, except per share data):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2002	2001	2002	2001

Net (loss)	$(3,668) ====	$(2,302) ====	$ (962) ====	$(1,910) ====
Weighted average shares outstanding
	6,336	6,529	6,336	6,467

(Loss) per share:
Basic	$ (.58) ====	$ (.35) ====	$ (.15) ====	$ (.29) ====
Diluted	$ (.58) ====	$ (.35) ====	$ (.15) ====	$ (.29) ====

5.  COMPREHENSIVE INCOME

The only difference between the total comprehensive (loss) and the net (loss) reported on the Consolidated Statements of Operations arises from unrealized gains and losses on available-for-sale securities. The Company's total comprehensive (loss), in thousands, for the periods indicated, is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2002	2001	2002	2001

Net (loss)	$(3,668)	$(2,302)	$(962)	$(1,910)
Unrealized net (losses) on      marketable equity securities
	(84)	(52)	(32)	(65)
Total comprehensive (loss)	$(3,752) =====	$(2,354) =====	$(994) ====	$(1,975) =====

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

6.  ASSET IMPAIRMENTS, RESTRUCTURING AND SEVERANCE COSTS

The Company recorded provisions for asset impairments, restructuring and severance costs (in thousands) during the nine months ended September 30, as follows:

	2002	2001

Increase in impairment of assets held-for-sale	$ 750	$ -
Increase in impairment of long-lived assets	93	-
Severance expenses	476	-
Future lease payments	82	-
Other restructuring costs	54	-
Write-off of a marketable security	-	54
	$1,455 ====	$ 54 ==

The following table reports activity in the accrued restructuring costs account during the nine months ended September 30, 2002 (in thousands):

Accrued costs at January 1	$ 19
Provision for restructuring:
Employee severance	476
Lease payments	82
Other costs and expenses	54
612
Cash payments charged to accounts:
Employee severance	476
Lease payments	21
Other costs and expenses payments	29
526
Accrued costs at September 30	$105 ===

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

In July 2002, the Company's Board of Directors approved a plan that was substantially completed in the third quarter of 2002 that restructured the Power Sources business segment. The restructuring resulted in the liquidation of the Company's Costa Rica subsidiary and closing of its facility in Costa Rica effective August 31, 2002. The Company recorded a restructuring provision totaling $200,000 in the quarter

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

ended September 30, 2002. The provision includes severance costs of $96,000 related to 39 employees who were terminated during the third quarter of 2002, $50,000 for asset impairment of the subsidiary's plant and $54,000 for other costs associated with the restructuring. The plant owned by the subsidiary has been listed for sale resulting in a $670,000 increase in the Company's assets held for sale and a $720,000 decrease in land and buildings and improvements costs. The Company expects to record a U.S. income tax benefit of $2.2 million in the last half of 2002 ($1.6 million in the third quarter and $0.6 million in the fourth quarter) as a result of the liquidation of the Costa Rican subsidiary. The Company currently anticipates receiving the tax refund related to the tax benefit in the second quarter of 2003.

The Company is forecasting that reduced demand for its products and services will continue into 2003. The Company terminated 19 employees at its U.S. facility in the third quarter of 2002 and recorded severance costs totaling $232,000.

The Company recorded a $700,000 increase in the impairment reserve related to the land and building located at the North Carolina facility and a reserve of $50,000 related to land and a building in Costa Rica, in the third quarter of 2002. The adjustment to the reserves were based on appraisals that were obtained during the third quarter of 2002 and were recorded to state the assets at the lower of carrying amount or fair value, less cost to sell. The land and buildings are presented as assets held-for-sale in the accompanying consolidated balance sheet. The assets held-for-sale are being actively marketed, although no assurances can be given that they will be sold in the near future.

Assets held-for-sale at the dates indicated, consist of the following (in thousands):

September 30, 2002		December 31, 2001

Land and building - North Carolina	$2,235	$2,235
Land and building - Costa Rica	720	-
	2,955	2,235
Impairment reserve	950	200
	$2,005 ====	$2,035 ====

7.   SUBSEQUENT EVENT - REDUCTION IN PERSONNEL AT SINGAPORE FACILITY

Due to continued low demand for services provided by the Singapore subsidiary, the Company announced plans in October 2002 to terminate approximately 40 employees, or 50% of the Singapore subsidiary's employees. Employees will be terminated in November and severance expense of approximately $100,000 will be recorded in the fourth quarter of 2002. The reduction in personnel will result in the Company's worldwide personnel level being reduced to approximately 110 employees.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2002

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

FINANCIAL CONDITION

The primary sources of the Company's liquidity have historically been cash provided by operations and working capital. The Company's operations during the latter part of 2001 began to consume cash, and the cash consumption is forecasted to continue during 2002 and 2003. The parent Company and its Singapore subsidiary have cash available that will be supplemented by U.S. income tax refunds that are forecasted to be received in the first half of 2003 to support anticipated liquidity requirements during at least the next 12 months. The Company had historically maintained lines of credit to supplement the primary sources of capital. The U.S. Company's line of credit was scheduled to expire in April 2002. The Company cancelled the line of credit on March 1, 2002, because the Company could not request advances, as explained later in this Management's Discussion. The Company is forecasting that it will not need to borrow in the immediate future, but is pursuing various alternatives to obtain a line of credit, but may not be able to secure financing until revenues increase. The Company's Singapore subsidiary has maintained a $0.5 million overdraft facility to support the subsidiary's credit commitments. Changes in the Company's financial condition and liquidity since September 30, 2001 are generally attributable to (1) changes in cash flows from operating activities, including the effect of losses beginning in the second quarter of

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2002

2001, (2) purchase of treasury stock during 2001, (3) increases in research and development expenditures during 2001 and maintaining such expenditures at the higher level in 2002, (4) costs and expenses associated with reducing personnel levels, (5) an increase in work-in-progress inventory and (6) decreases in the levels of capital expenditures. In addition, the amount and timing of the receipt of refundable income taxes related to the 2002 loss and the amount and timing of the receipt of a significant U.S. income tax benefit resulting from the liquidation of the Company's Costa Rica facility and the restructuring of the Power Products segment will have significant effects on the Company's liquidity subsequent to September 30, 2002.

Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following chart. The periods presented that are related to profitability ratios are for the nine months ended September 30, and twelve months ended December 31:

	September 30,	December 31,	September 30,
	2002	2001	2001

Working capital:
Working capital (in thousands)	$11,456	$13,518	$15,647
Current ratio	9.0 to 1	13.6 to 1	10.5 to 1

Equity ratios:
Total liabilities to equity	0.1	0.1	0.1
Assets to equity	1.1	1.1	1.1
Profitability ratios:
Gross profit	2%	22%	27%
Return on revenues	(102)%	(36)%	(21)%
Return on assets (annualized)	(24)%	(18)%	(12)%
Return on equity (annualized)	(26)%	(19)%	(13)%

A significant and prolonged decline in revenues and a loss of $3.7 million for the 2002 nine-month period has resulted in the Company's financial condition declining during 2002. The relatively strong working capital position at September 30, 2002 is attributable to the fact the Company had $8.1 million of cash at September 30, 2002. The cash was primarily provided from operating activities during the years 1996 through 1998. The Company's cash declined during the latter part of 2001 and first nine months of 2002 and will continue to decline until revenues increase to a level that will provide cash from operations. Working capital decreased to $11.5 million at September 30, 2002, from $15.6 million at September 30, 2001. The decrease in working capital is attributable to the decrease in revenues and losses during the past 12 months and the corresponding changes in cash flows related to the losses and decrease in revenues. The Company continues to maintain expense control measures and has reduced personnel levels, thus minimizing and reducing the negative impact on the Company's financial condition. The Company's operations began consuming cash during the later part of 2001, contributing to the Company's cash balance declining from $12.3 million at December 31, 2001 to $8.1 million at September 30, 2002. The

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2002

cash consumption is forecasted to continue until revenues increase to levels that will provide cash from operations, but the cash balance of $8.1 million at September 30, 2002, supplemented by forecasted income tax refunds in 2003, is currently forecasted to exceed the Company's cash requirements for the 12-month period ending September 30, 2003.

The Company is in the final stages of completing development of the CRITERIA 20 system that has been designed to accommodate the technical requirements of its customers. The CRITERIA 20 is currently scheduled to be available for shipment in late 2002.

Net cash used by operating activities for the nine months ended September 30, 2002 was $3.8 million, contrasted with $1.5 million provided by operations in the nine month period of 2001. The principal items affecting cash used by operating activities in 2002 were a $1.3 million provision for asset impairments, restructuring and severance costs, a $2.2 million increase in refundable income taxes and $0.4 million in cash payments related to the restructuring reserve. Included in the calculation of cash used by operating activities in 2002 is a net loss of $3.7 million and $0.8 million of depreciation. The Singapore facility stopped processing devices for a customer in January 2002 because the customer relocated production to a lower labor rate country. The subsidiary recorded asset impairment and restructuring costs related to the decline in revenues in the first quarter of 2002. The $2.2 million increase in refundable income taxes resulted from the fact that operations of the U.S. Company for 2002 resulted in refundable income taxes that are related to the 2002 losses, liquidation of the Costa Rica subsidiary resulted in a $1.6 million tax benefit and a change in the U.S. tax law in 2002 allowed the U.S. Company to record a $0.2 million tax benefit related to the U.S. Company's 2001 tax loss carryforward.

New orders in the Testing Products, Services and Power Sources segments decreased significantly during 2001, beginning in the first quarter. Revenues have continued to decline during 2002. The Company continues to see signs and indications that orders will remain at low levels, resulting in poor visibility with respect to revenues for the remainder of 2002 and 2003. Reliability's revenue, in general, is dependent on conditions within the personal computer and semiconductor industries. In addition, revenues in the Testing Products segment are dependent on the capital expenditure plans of customers in the semiconductor industry. Current forecasts by leading electronics, personal computer, and semiconductor companies indicate that demand for products and services will remain at suppressed levels. This translates into the Company forecasting depressed revenue levels for the Company's products and services for the remainder of 2002 and into 2003.

Backlog declined to $250,000 at September 30, 2002, compared to $539,000 at September 30, 2001. The current forward-looking forecast indicates that revenues for the fourth quarter of 2002 will be between $0.6 and $1.0 million, compared to revenues of $1.3 million for the fourth quarter of 2001. Operations for the fourth quarter of 2002 are forecast to result in a loss of $.11 to $.18 per diluted share. The Company is currently in the process of restructuring its Power Products segment and liquidated its Costa Rica subsidiary, as discussed in Note 6 to the Consolidated Financial Statements, and estimates that a U.S. income tax benefit of approximately $2.2 million ($1.6 million or $.25 per share in the third quarter and $0.6 million or $.10 per share in the fourth quarter), related to the restructuring and liquidation of the Costa Rica facility, will be recorded during 2002.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2002

The Company announced, in 2000, a plan to repurchase for cash up to 1.5 million shares of its common stock. The Company has not repurchased any stock in 2002.

Capital expenditures during the nine-month periods ending September 30, 2002 and 2001 were $0.5 million and $1.0 million, respectively, and management does not currently forecast any significant changes in capital expenditure levels during the remainder of 2002 or early part of 2003.

RESULTS OF OPERATIONS

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001.

Revenues. Revenues for the 2002 nine-month period were $3.6 million compared to $10.7 million for the 2001 period. Revenues in the Testing Products, Services and Power Sources segments decreased $3.8, $3.0 and $0.3 million, respectively.

Revenues in the Testing Products segment were $2.1 million for the first nine months of 2002, which is a decrease of 64% from the first nine months of 2001. Revenues from the sale of CRITERIA products decreased $3.1 million and revenues from the sale of INTERSECT products decreased $0.7 million. The decrease in revenues from the sale of CRITERIA products was related to volume decreases due to a decline in demand for products and services provided by the electronics and semiconductor industries. In 1999, one of Reliability's customers implemented a program to outsource production of certain devices. This program and a decline in demand contributed to the decrease in INTERSECT product revenues in 2002.

Revenues in the Services segment for the 2002 nine-month period were $1.1 million, a decrease of 74% compared to the corresponding 2001 period. The significant decrease in revenues, beginning in the second quarter of 2001, resulted from volume decreases caused by reduced demand for products sold by one of the principal customers of the Singapore Services facility. In addition, the decrease resulted from another customer significantly reducing the burn-in time for its devices plus a general decline in demand by the other customers of the Singapore facility. The decline in demand is related to the overall decline in demand for products sold by the semiconductor, personal computer and electronics industries. In addition, the decline in revenues was affected by the fact that while the Company's Singapore subsidiary began processing devices for a new customer in early 2001, the new customer advised the subsidiary, in late 2001, that it would relocate production from Singapore to a lower labor cost country. The Singapore facility stopped processing devices for this customer in January 2002.

Revenues in the Power Sources segment were $0.4 million for the first nine months of 2002, reflecting a 43% decrease from the 2001 period. Revenues were affected by a decline in demand for power sources that resulted from a decrease in demand for products sold by the telecommunications and computer industries.

Costs and Expenses. Total costs and expenses, excluding asset impairments, restructuring and severance costs, for the first nine months of 2002 decreased $5.4 million or 38% compared to the 67% revenue decrease of $7.1 million. Cost of revenues decreased $4.4 million; marketing, general and administrative expenses decreased $0.9 million; and research and development expenses decreased $0.1 million. Asset impairments, restructuring and severance costs totaled $1.5 million in 2002 and $54,000 in 2001. Expenses reflect the fact that the Company has reduced worldwide personnel levels by 54% to 148 employees since

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2002

September 30, 2001 and a $1.0 million decrease in depreciation expense. The decrease in depreciation expense is related primarily to the Singapore Services facility. The facility depreciates certain fixed assets using accelerated depreciation methods resulting in depreciation expense decreasing due to the aging of the assets.

The decrease in gross profit from 27% in the 2001 period to 2% in the 2002 period is attributable to all segments and was negative in the Services and Power Sources segments in 2002. The gross profit in the Testing Products segment decreased as a result of volume reductions and product mix changes. The decline in the gross profit in the Services segment is related to significant volume decreases related to a decline in demand and unit price reductions due to changes in product mix. The gross profit in the Power Sources segment, in 2002, decreased due to a 43% decline in revenues resulting from volume decreases. The volume decreases in the Services and Power Sources segments resulted in costs not being fully absorbed, resulting in the negative gross profit in the segments.

Marketing, general and administrative expenses for the 2002 period decreased $0.9 million or 23%. The Testing Products and Services segments accounted for all of the decrease. A decrease in Testing Products revenue volumes in 2002 compared to 2001 resulted in a reduction in certain volume-related expenses, such as warranty and installation costs, and variable expenses were also reduced by reductions in travel and certain other expenses. Expenses in the Services segment decreased due to volume decreases, and a reduction in personnel levels. Expenses in the Power Sources segment increased slightly due to the fact that expenses had already been reduced to reflect the low level of revenues. Expense controls and reductions in personnel resulted in general decreases in expenses in all segments.

Research and development expenses for the 2002 period decreased $0.1 million and totaled $2.1 million. The expense is primarily related to development of the Company's next generation micrologic test during burn-in system and, to a lesser degree, to the development of new models of power sources. R & D expenses are forecasted to remain at or somewhat below current levels for at least the fourth quarter of 2002.

Asset Impairments, Restructuring and Severance Costs. The Company recorded provisions for asset impairments, restructuring and severance costs of $1.5 million during the nine months ended September 30, 2002. Impairment of assets held-for-sale totaled $0.8 million, severance costs totaled $0.5 million and other costs were recorded as detailed and described in Note 6 to the consolidated financial statements. The reductions in personnel are related to reducing personnel to levels that the Company forecasts are necessary to support projected revenues. The reserve for impairments of assets held-for-sale were recorded to state the assets at the lower of carrying amount or fair value, less cost to sell.

Interest Income. Net interest income decreased $0.4 million or 79% and reflects (1) significantly lower interest rates in the 2002 period compared to the 2001 period, (2) a 36% reduction in investable cash balances, (3) a decrease of $45,000 in interest income earned on an accounts receivable that was paid in full in 2001 and (4) is net of $10,000 interest expense that was paid on an income tax payment. The decrease in interest rates is due to the effect of the general decrease in rates paid on various deposit and investment accounts.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2002

and 2001 were tax benefits that were not available to the Costa Rica subsidiary due to net operating loss limitations and a lower benefit rate related to losses at the Singapore subsidiary. In 2002, (1) tax benefits were not available to the Singapore subsidiary due to net operating loss limitations, (2) the U.S. Company recorded a $159,000 tax benefit resulting from a tax law change in 2002 that allowed the Company to record a tax benefit associated with a net operating loss carryforward, (3) a tax benefit of $1.6 million was recorded in 2002 related to the liquidation of the Costa Rica subsidiary and (4) a valuation allowance of $0.3 million was recorded that relates to the tax benefits associated with the provision for asset impairments.

Three months ended September 30, 2002 compared to three months ended September 30, 2001.

Revenues. Revenues for the 2002 three-month period were $0.8 million compared to $1.1 million for the 2001 period. Revenues in the Testing Products segment increased $0.1 million and revenues in the Services and Power Sources segments decreased $0.4 million and $18,000, respectively.

Revenues in the Testing Products segment were $0.4 million for the three months of 2002, which is an increase of 45% from the three months of 2001. Revenues from the sale of CRITERIA products increased $0.2 million. There were no revenues from the sale of INTERSECT products during the third quarter of 2002, resulting in a revenue decrease of $0.1 million. The decrease in revenues is attributable to the same factors that are discussed in the nine month discussion above.

Revenues in the Services segment for the 2002 period were $0.3 million, a decrease of 60% compared to the corresponding 2001 period. The decrease in revenues, beginning in the second quarter of 2001 and continuing into 2002, were as a result of volume reductions caused by declining demand for products sold by one of the principal customers of the Singapore Services facility and other factors discussed in the nine month discussion above.

Revenues in the Power Sources segment were $0.1 million for the three month period ended September 30, 2002, reflecting a 13% decrease from the 2001 period. Revenues were affected by a decrease in demand for power sources that resulted from a decline in demand for products sold by the telecommunications and computer industries.

Costs and Expenses. Total costs and expenses, excluding asset impairments, restructuring and severance costs for the three month period ending in 2002 decreased $1.2 million or 30% compared to the 30% revenue decrease of $0.3 million. Cost of revenues decreased $835,000; marketing, general and administrative expenses decreased $157,000; and research and development expenses decreased $159,000. Expenses, primarily cost of revenues, reflect a reduction in worldwide personnel levels of 51% since September 30, 2001 and a $0.3 million decrease in depreciation expense, as explained above in the nine months discussion.

The improvement in gross profit from a negative 69% in the 2001 period to a negative 37% in the 2002 period is attributable primarily to the Testing Products segment. The gross profit was negative in all three segments in 2001 and was negative in the Services and Power Sources segments in 2002. The gross profit in the Testing Products segment increased in 2002 as a result of volume increases. An increase in the negative

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2002

gross profit in the Services segment is related primarily to significant volume decreases related to a decrease in demand and unit price decreases due to price competition and changes in product mix. The negative gross profit in the Power Sources segment in 2002 decreased due to a reduction in expense levels. Volume decreases in 2002 in the Services and Power Sources segments resulted in costs not being fully absorbed, resulting in the negative gross profit in the segments.

Marketing, general and administrative expenses for the 2002 period decreased $157,000 or 14%. The Testing Products and Services segments accounted for substantially all of the decrease. Product mix changes in the Testing Products segment in 2002 compared to 2001 resulted in a reduction in certain volume-related expenses, such as warranty and installation costs. Variable expenses also decreased due to reductions in travel and certain other expenses. Expenses in the Services segment decreased due to volume decreases, and a reduction in personnel levels.

Research and development expenses for the 2002 period decreased $159,000 and totaled $0.6 million. The expenses are primarily related to development of the Company's next generation micrologic test during burn-in system and, to a lesser degree, to the development of new models of power sources.

Asset Impairments, Restructuring and Severance Costs. The Company recorded provisions for asset impairments, restructuring and severance costs of $1.1 million in the quarter ended September 30, 2002 as explained in the nine-month discussion above.

Interest Income. Net interest income decreased $117,000 or 83% and reflects (1) significantly lower interest rates in the 2002 period compared to the 2001 period, (2) a 45% decrease in investable cash balances, (3) a decrease of $9,000 in interest income earned on an accounts receivable that was paid in full in 2001 and (4) is net of $10,000 interest expense that was paid on income tax payment. The decrease in interest rates is due to the effect of the general decrease in rates paid on various deposit and investment accounts.

Income Taxes. The effective tax benefit rate was 68% for the three-month period ended September 30, 2002 and 25% for the three-month period ended September 30, 2001. The principal items affecting the Company's tax rate in 2002 and 2001 were tax benefits not available to the Costa Rica subsidiary due to net operating loss limitations and a lower benefit rate related to losses at the Singapore subsidiary. In 2002, tax benefits were not available to the Singapore subsidiary due to net operating loss limitations. In addition, certain other items that are discussed in the above nine months discussion affected 2002, including a $1.6 million tax benefit that is related to the liquidation of the Costa Rica subsidiary.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2002

SAFE HARBOR STATEMENT

From time to time, the Company may publish forward-looking statements, including those that are contained in this report, relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, adverse changes in the global economy, prolonged decreases in the demand for electronic products and semiconductors, market acceptance of the Company's products and services, the impact of competition, delays in product development schedules, delays due to technical difficulties related to developing and implementing technology, delays in delivery schedules, the ability to attract and maintain sufficient levels of people with specific technical talents, future results related to investments, changes in liquidity, delays in receiving income tax refunds, and changes in demand for the Company's products and services and the Company's customers' products and services. Actual results may materially differ from projections.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

There have been no material changes in the market risk disclosures reported in the Company's Annual Report on Form 10-K filed for the year ended December 31, 2001, except to note that as of September 30, 2002, the Company's short-term investments have declined from $11.6 million at December 31, 2001 to $6.5 million at September 30, 2002. The Company's short-term investments are currently forecasted to continue to decline until revenues increase. The fair market value of the Company's investment in marketable equity securities has declined from $282,000 at December 31, 2001 to $152,000 at September 30, 2002.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) on October 21 and 23, 2002, have concluded that the Company's disclosure controls and procedures were adequate and effective to timely alert them to material information relating to the Company, including its consolidated subsidiaries, that is to be included in the Company's periodic SEC reports.

Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. Accordingly, no corrective actions were required or undertaken.

RELIABILITY INCORPORATED
OTHER INFORMATION

PART II - OTHER INFORMATION

September 30, 2002

Items 1 through 4.

    Not applicable.

Item 5. Other Information

Max T. Langley, Senior Vice President, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer of Reliability Incorporated, has notified the Company that he will resign effective as of November 8, 2002 and that he will accept employment with another company. There was no disagreement between Mr. Langley and Reliability Incorporated relating to the registrant's operations, policies, or practices.

Item 6. Exhibits and Reports on Form 8-K
(a)	The following exhibits are filed as part of this report:
99.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002
99.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002

(b)	Reports on Form 8-K
1)

A Form 8-K was filed on August 5, 2002, under Item 5, Other Events, incorporating in the Form 8-K the Company's press release dated August 5, 2002, related to announcing the restructuring of the Company's Power Sources segment.

2)	A Form 8-K was filed on October 17, 2002, under Item 5, Other Events, incorporating in the Form 8-K the Company's press release dated October 17, 2002, related to reporting third quarter 2002 results.

RELIABILITY INCORPORATED
SIGNATURES

September 30, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED (Registrant)
November 7, 2002	/s/ Larry Edwards Larry Edwards President and Chief Executive Officer
November 7, 2002	/s/ Max T. Langley Max T. Langley Sr. Vice President-Finance and Chief Financial Officer

RELIABIALITY INCORPORATED
CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Larry Edwards, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Reliability Incorporated;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Larry Edwards
Larry Edwards
Chief Executive Officer
November 7, 2002

RELIABIALITY INCORPORATED
CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Max T. Langley, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Reliability Incorporated;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Max T. Langley
Max T. Langley
Chief Financial Officer
November 7, 2002

RELIABILITY INCORPORATED

INDEX TO EXHIBITS
Exhibit Number	Description	Page Number

99.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002	29
99.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002	30