Form 10-K
period 2002-12-31
RELIABILITY INC
filed 2003-03-13
CIK 34285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002

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

Common Stock, no par value per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.   YES  X    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Act).    YES         NO  X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $14,449,692

Common Stock, no par value (Title of class)	6,335,965 (Number of shares outstanding)
as of March 3, 2003

Documents Incorporated by Reference

Listed hereunder are the documents incorporated by reference and the Part of the Form 10-K into which such documents are incorporated:
Part III	Proxy Statement for the 2003 Annual Meeting of Shareholders of the Registrant (to be filed within 120 days of the close of the registrant's fiscal year)

RELIABILITY INCORPORATED
Form 10-K

TABLE OF CONTENTS

December 31, 2002

PART I

PART I

Item 1.  Business

THE COMPANY

Reliability Incorporated is principally engaged in the design, manufacture, market and support of high performance equipment used to test and condition integrated circuits ("Test and Conditioning Products"). Reliability and its subsidiaries (collectively referred to as "Reliability" or the "Company") also designs, manufactures and markets a line of DC-DC power converters ("Power Sources") and operates a service facility in Singapore that conditions and tests integrated circuits as a service for others ("Services"). The Company's strategy for each of its three business segments is to target customers and other prospects who are market leaders, to provide high-quality products and services, to develop long-term relationships with its customers by investing in specific research and development to meet their needs, and to continuously reduce both the customers' and the Company's cost and time to market.

The Company was incorporated under the laws of the State of Texas in 1953, but the business of the Company as described in this report started in 1971. The Company had two wholly owned subsidiaries, Reliability Singapore, Pte Ltd., and Reliability de Costa Rica, S.A. which was shut down and dissolved in the third quarter of 2002 when its business was transferred to the parent company.

INDUSTRY OVERVIEW

Rapid technological advances resulting in evolving industry standards characterize the semiconductor industry. As the performance of semiconductors has increased and their physical size and cost per function have decreased, the demand for semiconductors has expanded not only in computer systems but also in telecommunications, automotive products, consumer goods and industrial automation and controls. The demand for smaller, faster, higher performance integrated circuits ("ICs") continuously places new technical challenges and demands on semiconductor manufacturers and semiconductor equipment manufacturers to provide innovative new products and product enhancements to improve quality control and reduce manufacturing cost.

Under current semiconductor technology and manufacturing processes, manufacturers are unable to consistently produce batches of ICs that are completely free of defects that may cause the ICs to fail. An IC may be defective at the time it is produced or it may have a latent defect that eventually will cause it to fail. An IC with such a defect will almost always fail during the first 500-1000 hours of normal use. As a result, it has become customary to "condition" or "burn-in" ICs (i.e., to subject them, during a relatively short period of time, to controlled stresses which simulate the first several hundred hours of operation) to identify defects prior to delivery. Such conditioning subjects the ICs to maximum rated temperatures, voltages and electrical signals. Following burn-in, the ICs are tested to determine whether they function as designed.

PRODUCTS

During fiscal 2002, Reliability had three operating segments based on its product and service offerings: Test and Conditioning Products; Services; and Power Sources. See Note 4 of the Notes to Consolidated Financial Statements for financial information regarding segment reporting.

TEST AND CONDITIONING PRODUCTS

The Company has been providing leading technology capital equipment to IC manufacturers and users to burn-in ICs since 1975 and to functionally test ICs during burn-in since 1980. Reliability's burn-in and testing products contain sophisticated hardware and software, most of which are designed and manufactured at the Company's Houston, Texas facility.

The Company was one of the first to design, manufacture and market systems that utilize burn-in and test technology within the same product. Historically, such equipment was used as a tool for engineering and quality assurance to qualify and evaluate new designs and diagnose defects and was not an integral part of the manufacturing process. Today, many IC manufacturers are implementing functional testing during burn-in as a part of the manufacturing process. Since 1992, the Company has focused its research and development on equipment and related software that perform functional testing during burn-in of memory devices (i.e., DRAM, SRAM, SDRAM) and micrologic devices (i.e., microprocessors). This focus has led to the development of three major product families: INTERSECT; CRITERIA 18; and CRITERIA 20.

INTERSECT memory test systems perform functional and long cycle tests on large quantities of memory devices in parallel during the conditioning (burn-in) process. This represents a difference in the way most memory devices have historically been tested. Traditionally, a significant amount of time was spent serially testing devices after they were conditioned using serial testers typically capable of testing 64 to 128 devices at a time. Because the INTERSECT systems can perform many of these same tests during the burn-in process in a massively parallel environment, and are less expensive than serial testers, IC manufacturers of DRAMs, SDRAMs and SRAMs can reduce final test cost by an estimated 30% to 60%. INTERSECT systems offer large test capacity, automated calibration, a fully algorithmic test generator, comprehensive software and networking via industry standard LAN.

CRITERIA 18 systems are designed for fine-line geometry micrologic devices (i.e., microprocessors) that dissipate large amounts of heat. The CRITERIA 18 offers total microprocessor control, solid state switching for low electrical noise, large system capacity with high current power buses, and the ability to dissipate up to 15,000 Watts of power in an economically sized system. The Company believes these features allow users to significantly reduce the amount of floor space required when performing burn-in or burn-in and test of low and medium power micrologic devices. The CRITERIA 18 systems offer a comprehensive software system and networking via industry standard LAN.

CRITERIA 20, introduced in July 2001, is the Company's newest generation of burn-in and test systems for medium and high power micrologic devices. The Company believes the CRITERIA 20 offers its customers a step function increase in system performance at an economical price. CRITERIA 20 systems include: high speed test electronics; delivery and control of large amounts of current at very low voltages; thermal management techniques to tightly control temperature gradient and large variations in dissipation from device to device; dissipation options up to 57,600 Watts of power; extensive self test, calibration and diagnostics; a comprehensive software system and networking via industry standard LAN.

SERVICES

The Company has provided burn-in and other related services to its customers since 1971. The establishment or expansion of a service facility requires a large investment of capital. Although capital cost has historically been shared by the Company and its customers, the Company is primarily responsible for providing the building and equipment required, along with the personnel and management to operate the facility.

The Company operates a services facility in Singapore that uses CRITERIA and INTERSECT systems to provide burn-in and burn-in test services for DRAM, SDRAM, SRAM, and microprocessors. The Company also uses other related equipment acquired from others to provide serial testing, laser-marking, and tape and reel services. Services are generally sold on a periodically adjusted per-unit-processed basis to large volume semiconductor manufacturers that prefer to focus on their core business and technologies and to deploy their capital accordingly.

POWER SOURCES

The operating components of electronic equipment frequently have varying electrical requirements. Rather than provide power to each component separately, specialized power devices called DC-DC converters, or power sources, are used to convert direct current voltage into a higher or lower voltage. By using small DC-DC converters, electronic equipment can operate from a single output power supply yet provide different voltages to different operating components. These DC-DC converters allow designers of electronic equipment to localize power requirements, increase modularity in the product design, and expand equipment features without having to redefine power needs.

The Company introduced its initial power source in 1972. Today the Company offers a wide range of DC-DC converters from 1 to 30 Watts. The Company focuses on developing specialized DC-DC converters for targeted customers within the telecommunications, computer and other industries that are adopting lower voltage components that operate at different voltages within the same equipment. The Company designs and markets power sources at its Houston, Texas facility and then makes the products available through its substantial distribution and representative network in the U.S. and Europe.

RESEARCH AND DEVELOPMENT

The semiconductor industry's and the electronic equipment industry's demand for increasingly complex and sophisticated equipment requires innovation and accurate anticipation of changing needs and emerging technology trends. To avoid becoming technologically obsolete over time the Company commits a significant portion of its resources to research and development programs for new products, services and enhancements to existing products. Research and development expenditures for the Company's three operating segments were $2.5 million in fiscal 2002. These expenditures were $2.9 million in fiscal 2001 and $1.6 million in fiscal 2000. Total research and development was 62% of revenue in 2002, compared to 24% in fiscal 2001 and 7% in fiscal 2000.

Research and development programs for the Test and Conditioning Products segment account for a significant portion of these expenditures. The Company's development activities are focused on solutions to meet the technical requirements created by continually shrinking geometries of the new generations of memory and micrologic devices. The Company has developed new high speed test and interface electronics, methods to deliver large amounts of current at very low voltages, thermal management techniques to handle large variations in heat dissipation from device to device and methods to effectively manage higher power in a chamber operating at lower temperatures. Some of these features were introduced during fiscal 2000 and 2001 as retrofit enhancements to the Company's CRITERIA 18 product line. The CRITERIA 20, which was introduced in July of 2001, incorporates many of these features and provides a step function increase in performance compared to the Company's previous product offerings. The Company anticipates that it will continue to have significant research and development expenditures in the future to provide new products and enhancements to existing products, including the CRITERIA 20.

INTELLECTUAL PROPERTY

The Company believes that rapidly changing technology in the electronics industry makes the Company's future success dependent on the quality of its products and services, the technical skills of its personnel, and its ability to adapt to the changing technological requirements more than upon the protection of any proprietary rights. The Company holds several patents and has pending patent applications in the United States and certain other countries on certain components of its test and conditioning equipment, and topology for regulated outputs of its DC-DC converters.

Although the Company believes that its intellectual property has value and can provide it with a competitive advantage, no single patent is, in itself, critical to the Company as a whole or to any of its operating segments. While the Company attempts to protect its intellectual property through patents, copyrights, trade secrets, trademarks, and other means, there can be no assurance that these measures will be sufficient or provide significant competitive advantages.

RAW MATERIALS AND INVENTORY

The Company's products contain certain parts that it manufactures and assembles as well as components and assemblies purchased from others. In most cases, the Company is not a significant purchaser of raw materials from its suppliers and therefore has little control over either the availability or pricing of component parts for test and conditioning products or power sources. The Company maintains an inventory of components and parts for its manufacturing activities. There are many sources for most of the raw materials needed for the Company's manufacturing activities, although a few components come from sole sources. The Company has not experienced any significant inability to obtain components or parts, but does experience occasional delays and long lead times for certain items.

CUSTOMERS

The Company develops, markets and sells products for, and provides services to, semiconductor manufacturers and users of large quantities of ICs. Since development cost for products and the capital cost for services are high, the Company targets customers that it believes have the financial capacity to buy large enough quantities of products and services to provide the Company with a return on its investment. In addition, due to the fact that there are only a small number of companies that have a need to test and condition large batches of ICs, the potential customer base is limited. The Company's ability to maintain or increase its sales in the future will depend, in part, on its ability to obtain orders from its existing and new customers as well as the financial condition and success of its existing customers.

In 2002, sales to the Company's largest customers accounted for approximately 71% of its net sales, compared to 78% in fiscal 2001 and 74% in fiscal 2000. During fiscal 2002, Intel Corporation ("Intel"), Alliance Semiconductor Corporation ("Alliance") and Advanced Micro Devices, Inc. ("AMD") accounted for 49%, 11%, and 11% of the Company's net sales, respectively. In fiscal 2001 Intel, AMD, and Alliance accounted for 46%, 18%, and 14% of the Company's net sales, respectively. In fiscal 2000 Intel, AMD, Alliance, and United Test Center, Inc. ("UTC") accounted for 26%, 23%, 15% and 10% of the Company's net sales, respectively. No other customer represented more than 10% of the Company's net sales during these periods.

The Company expects that sales of its products and services to a limited number of customers will continue to account for a high percentage of net sales. Additionally, sales to a particular customer may fluctuate significantly from quarter to quarter and year to year. The loss of a key customer or any substantial reduction or delay in orders from any one customer could have a material adverse effect on the Company.

COMPETITION

The markets for the Company's products and services are subject to intense competition and are characterized by rapidly changing technology. The Company's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price performance characteristics. Competitive pressures often necessitate price reductions that can adversely affect operating results. Although the Company believes that it has certain technological and other advantages over its competitors, maintaining such advantages will require a continued high level of investment by the Company in research and development, marketing and service.

The Company's primary competitors in the Test and Conditioning Products segment are other independent manufacturers of similar systems and manufacturers of ICs who design their own equipment. The primary methods of competition in this segment are product features, quality, service, delivery, and price. The Company believes that its service after the sale, including its ability to provide installation, maintenance service, and spare parts, enhances its competitiveness.

The primary areas of competition for the Company's Services are price, service level and geographic location. The Singapore Services facility provides services to IC users and manufacturers in Singapore and Southeast Asia.

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

BACKLOG

Backlog for sales of Test and Conditioning Products and Power Sources represents orders for delivery within 12 months from the date on which backlog is reported. Backlog for Services represents orders for services where the ICs to be conditioned and/or tested have been delivered to the Company for processing. The Company's believes its backlog as of December 31, 2002, is firm, although portions of the backlog are not subject to legally binding agreements.

The following table sets forth the Company's backlog of its segments at the dates indicated:

	December 31,
Business Segment	2002	2001
	(In thousands)
Testing Products	$61	$556
Services	7	124
Power Sources	31	49
Total	$99 ==	$729 ===

EMPLOYEES

As of December 31, 2002, the Company had 112 employees worldwide, of which three were contract or temporary employees. The Company's success is in part dependent on its ability to attract and retain its technical staff and skilled employees. During recent years, the Company has experienced a low turnover rate among its U.S. employees. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

INTERNATIONAL OPERATIONS

The Company operates a service facility in Singapore and sells to customers for delivery outside of the U.S. Consequently, the Company is subject to risk customarily found in international business operations, such as fluctuation of currency exchange rates, import and export controls, regulatory policies of foreign governments, longer receivable collection periods and greater difficulty in accounts receivable collections. The Company attempts to conduct its business and financial affairs so as to protect against political and economic risk, but there can be no assurance that the Company will be successful in protecting itself. See Note 4 of the Notes to Consolidated Financial Statements for financial information regarding segment reporting and geographic areas.

ENVIRONMENTAL MATTERS

The Company does not expect to be affected by zoning, environmental protection, or other similar laws or ordinances.

SEASONALITY

The Company's business in not seasonal but is very cyclical, depending on the growth of the semicon-ductor and electronics equipment industries.

GOVERNMENTAL BUSINESS

The Company does not have a material amount of business with any governmental agency.

Item 2.  Properties.

The Company's headquarters and principal administrative, engineering and manufacturing facility is located in a 131,000 square foot facility on a seven acre tract of land in Park 10, an office and industrial park located on the west side of Houston, Texas. The Company leased this property until March 1995, when it purchased the property. All indebtedness related to the facility has been paid and all liens released. The Company occupies 96,000 square feet of the facility and leases the remaining 35,000 square feet to an unrelated party. The lease expires on May 31, 2003. The Company's Services subsidiary is located in a 45,000 square foot facility in Singapore under a lease that expires in 2003.

As of December 31, 2002, the Company also owned a 43,500 square foot facility on a seventeen and one- half acre tract of land in Durham, North Carolina and a 29,500 square foot facility in a free trade zone in San Jose, Costa Rica. Both facilities are debt free and unencumbered. In January of 2003 the Company completed the sale of the San Jose facility to an unrelated party. The Durham facility is actively being marketed for sale or lease and a portion of the facility is currently leased on a month-to-month basis to an unrelated party.

The Company considers its properties suitable and sufficient for its needs and has no current plans to expand or relocate. See Note 8 to the Company's Consolidated Financial Statements for information concerning leases and Note 11 for financial information on the sale of the Costa Rica facility.

Item 3.	Legal Proceedings. Not applicable.
Item 4.	Submission of Matters to a Vote of Security Holders. Not applicable.

Item 4A.    Executive Officers of the Registrant.

Executive officers of the Company as of December 31, 2002 were as follows:

Name	Age	Officer of Reliability Incorporated Since	Position Currently Held with Reliability Incorporated

Larry Edwards	61	1981	Chairman of the Board of Directors, President and Chief Executive Officer

James M. Harwell	48	1993	Executive Vice President, Acting Chief Financial Officer, Secretary and Treasurer

Paul Nesrsta	46	1993	Vice President

J. E. (Jim) Johnson	57	1994	Vice President

Mr. Edwards has been President and Chief Executive Officer of the Company since 1993 and became a Director and Chairman of the Board of Directors in 1995. Mr. Edwards has been employed by the Company in various capacities since 1977.

Mr. Harwell has been Executive Vice President and Acting Chief Financial Officer since November 2002. He was Vice President, Operations from 1996 until 2002, Vice President, Site Services from 1993 until 1996 and the division manager of the automation equipment division of the Company from 1991 to 1993.

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

PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters.

The common stock of Reliability trades on The Nasdaq Stock Market under the stock symbol REAL. The high and low sale prices for 2002 and 2001, as reported by The Nasdaq Stock Market, are set forth below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
High	$3.12	$3.05	$2.50	$1.42
Low	2.03	2.21	1.31	.98
2001
High	$4.97	$4.00	$3.43	$3.39
Low	2.47	3.00	2.15	2.03

The Company paid no cash dividends in 2002 or 2001. The Company intends to retain earnings for use in its business and therefore does not anticipate paying dividends in the foreseeable future.

The Company has only one class of stock, which is common stock with full voting rights. In 2001, the Company sold and issued shares of common stock to its key employees, officers and directors who exercised stock options. All common stock shares issued under the stock option plan in 2001 were registered under Registration Statements on Form S-8.

Reliability had approximately 693 shareholders of record as of February 14, 2003. Management estimates there are approximately 3,000 beneficial owners of Reliability common stock.

The following table sets forth the number of shares of the Company's common stock reserved for issuance under the Company's equity compensation plan as of December 31, 2002:

Plan category	Number of securities to be issued upon exercise of outstand-ing options, warrants and rights (a)	Weighted-average exercise price of outstand-ing options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compen-sation plans (exclud-ing securities reflec-ted in column (a)) (c)
Equity compensation plans approved by security holders	810,000	$3.19	473,000
Equity compensation plans not approved by security holders	-	-	-
Total	810,000	$3.19	473,000

Item 6.     Selected Financial Data.

The following table sets forth certain selected financial data for the years indicated:

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
INCOME STATEMENT DATA: Revenues	$ 4,041	$12,082	$22,235	$16,551	$33,543
Cost of revenues	4,351	9,453	12,606	10,750	16,330
Gross profit	(310)	2,629	9,629	5,801	17,213
Expenses:
Marketing, general and administrative	4,018	4,978	6,421	5,540	8,383
Research and development	2,498	2,932	1,561	1,654	2,009
Provision for asset impairments restructuring and shut-down	2,146	420	416	800	607
Relocation expenses	-	-	390	-	-
Interest (income) expense, net	(132)	(609)	(956)	(649)	(491)
Total expenses	8,530	7,721	7,832	7,345	10,508
Income (loss) before income taxes	(8,840)	(5,092)	1,797	(1,544)	6,705
Provision (benefit) for income taxes	(3,751)	(745)	746	(288)	2,468
Net Income (loss)	$(5,089) =====	$(4,347) =====	$ 1,051 =====	$(1,256) =====	$ 4,237 =====

Earnings (loss) per share (1):
Basic	$ (.80)	$ (.67)	$ .16	$ (.19)	$ .69
Diluted	(.80)	(.67)	.16	(.19)	.68

Weighted average shares (1):
Basic	6,336	6,486	6,643	6,628	6,111
Diluted	6,336	6,486	6,692	6,628	6,201

BALANCE SHEET DATA:
Total assets	$18,108	$23,517	$31,278	$28,649	$33,246
Working capital	10,607	13,518	18,208	16,401	15,159
Property and equipment, net	4,423	6,110	6,842	7,595	9,536
Total stockholders' equity	17,160	22,317	27,472	26,394	27,577

(1)

The weighted average number of shares used in the earnings per share calculations have been adjusted to give effect to the reduction in shares resulting from the purchase of 274,600 and 79,700 shares of the Company's common stock in 2001 and 2000, respectively. (See Note 5 of the Notes to Consolidated Financial Statements.)

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and other related notes that appear in this document.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this document contain forward-looking statements that involve risks and uncertainties, as well as current expectations and assumptions. From time to time, the Company may publish forward-looking statements, including those that are contained in this report, relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, adverse changes in the global economy, sudden decreases in the demand for electronic products and semiconductors, market acceptance of the Company's products and services, the impact of competition, delays in product development schedules, delays due to technical difficulties related to developing and implementing technology, delays in delivery schedules, the ability to attract and maintain sufficient levels of people with specific technical talents, future results related to investments and acquisitions, and changes in demand for the Company's products and services and the Company's customers' products and services. The Company's actual results could differ materially from those anticipated in these forward-looking statements, including those set forth elsewhere in this report. The Company assumes no obligation to update any such forward-looking statements.

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

Management's discussion and analysis of its financial condition and results of operations is based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities, if any exist. The Company evaluates its estimates, on an on-going basis, including those related to inventories, investments, assets held for sale, intangible assets, income taxes, warranty obligations, bad debts, product returns, long-lived assets and contingencies, if any. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values and disclosure of amounts recorded or disclosed in the Consolidated Financial Statements of the Company.

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

Revenue Recognition

Generally, revenues from the sale of products and services are recognized when products are shipped or services are provided, and the collection of such amount is considered probable. If the Company has unfulfilled obligations under the purchase orders, such as acceptance by the customer, revenue is deferred until such obligations are satisfied, in accordance with accounting principles generally accepted in the United States.

Inventory Obsolescence

Slow moving inventory is reviewed monthly and the Company writes off or establishes reserves for excess or obsolete inventories based on assumptions about future demand and market conditions and historical obsolescence data. If actual future market conditions are less favorable than those forecasted by management, additional inventory write-downs may be recorded.

Valuation Allowance for Deferred Tax Assets

The Company records a valuation allowance to reduce its deferred tax assets to the amounts that are more likely than not to be realized in the future. The Company and its subsidiary, as of December 31, 2002, had carried back all eligible operating losses. At a time in the future when profits exceed cumulative losses, the Company will be able to realize tax benefits and the applicable reduction in the valuation allowance will be credited to income in the period that the tax benefit is realized.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets when indications of impairment exist by recognizing impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Marketable Securities

The Company owns certain marketable equity securities and records a provision, as a separate component of stockholders equity, to adjust the values of such securities to the quoted market price at each balance sheet date. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary.

Other

The Company establishes allowances or reserves for bad debts, warranty obligations, product returns, and foreign currency gains or losses, and the impact of these items is generally immaterial to the consolidated financial statements because the amounts of the reserves and allowances have been, in the past, and are currently estimated to be, immaterial as they relate to the applicable assets or liabilities and the consolidated financial position of the Company.

RESULTS OF OPERATIONS

Overview

Reliability's principal business is designing, manufacturing, and marketing high performance equipment used to condition and test integrated circuits and providing conditioning and test services to manufacturers and large users of integrated circuits. The Company's business depends significantly on capital equipment expenditures of IC manufacturers and overall demand for products utilizing ICs. The semiconductor industry is cyclical in nature and the Company is experiencing the effects of the current downturn. The global economy remains weak and market conditions continue to be challenging. Individuals and companies continue to delay or reduce expenditures. As a result, semiconductor industry revenues have declined 32% from 2000 to 2002 and semiconductor capital equipment expenditures have declined 54% over this same period. Softening demand for the Company's products and services caused by this ongoing downturn has significantly contributed to decreases in revenues and earnings. Management continues to review expenses and take actions to control cost, including the restructuring of the Power Sources segment and company-wide reductions in staffing levels. Despite these challenging times, the Company continues to invest in its future via capital asset investments and research and development in order to position the Company for growth when its markets recover.

Net Revenues

Revenues for each of the Company's three operating segments declined in the year ended December 31, 2002 due in large part to a sharp semiconductor market downturn during 2001 and a continuing global economic slowdown.

Revenues for the Test and Conditioning Products segment declined as a result of reduced demand for the Company's CRITERIA and INTERSECT products. Reduced capital spending by the Company's customers, DRAM overcapacity, reductions in burn-in times by a major customer of the Company's CRITERIA products, and reduced demand for new CRITERIA systems during 2002 and 2001, partially offset by an increase in demand for upgrades to existing installed systems, have adversely affected this segment's revenues.

Revenues in the Services segment declined during fiscal 2002, 2001, and 2000. The decrease in demand for the services provided by the Company's Singapore subsidiary are largely the result of DRAM overcapacity due to the sharp industry downturn, competitive price pressures in an overcapacity market, the loss of a new customer that relocated its production from Singapore in 2001, and significant reductions in burn-in times and a move away from conventional burn-in by a major customer during 2002.

Revenues in the Power Sources segment declined due to softening demand for products sold by the telecommunications and computer industries and competitive price pressures in a challenging market.

Gross Profit

Gross profit ("GP") consists of net revenues less the cost of the materials, labor and operations overhead used in producing the products and providing the services supplied by the Company. Gross profit decreased $2.9 million in fiscal 2002 compared to fiscal 2001. Each of the Company's three operating segments experienced a decline in gross profit as a result of fixed overhead cost increasing as a percentage of revenues, due to an overall decline in revenues and volumes during 2002 and 2001. Additionally, changes in product mix and competitive price pressures, particularly in the Services and Power Sources segments, have unfavorably affected GP.

Marketing, General and Administrative

Marketing, general and administrative ("MG&A") expenses primarily consist of employee salaries and payroll related costs, product promotion and customer support costs, employee and independent sales representative commissions, and legal, accounting and other professional services. MG&A decreased $1 million or 19%, in fiscal 2002. Expense reductions are largely the result of cost controls and reductions in personnel, resulting in a decrease in payroll cost of $.5 million in fiscal 2002. Additionally, certain revenue related marketing costs such as warranty reserves, installation cost, and commissions decreased $.4 million as a result of lower revenues. For 2001, MG&A expenses decreased by $1.4 million compared to fiscal year 2000. Lower expenses are primarily the result of a $0.6 million decrease in incentive bonuses and a $ 0.5 million decrease in certain revenue-related marketing costs, such as installation and commissions.

Research and Development

Research and development ("R&D") consists primarily of salaries and payroll related costs of employees involved in ongoing product research, design and development activities, engineering supplies, and professional contract design services. The Company's R&D expense was $2.5 million for fiscal 2002 compared to $2.9 million in 2001 and $1.6 million in 2000. R&D expenses declined during 2002 as a result of a $.3 million reduction in professional contract design expenses and a $.1 million reduction in payroll, resulting from reductions in personnel. A significant portion of the Company's R&D expenditures in 2000, 2002 and the increase in 2001, is associated with the development activities in the Test and Conditioning Products segment, including the development of the CRITERIA 20, the Company's next generation micrologic test during burn-in platform which was introduced in July of 2001, and incremental improvements to the existing CRITERIA 18 product line. Additionally, the Company increased its R&D expenditures for development on new models of power sources during fiscal 2002 and 2001 by 13% and 68%, respectively. The Company anticipates that it will continue to have significant research and development expenditures in the future to provide new products and enhancements to existing products, including the CRITERIA 20.

Asset Impairments and Restructuring

In fiscal 2002, management approved restructuring actions in response to the continuing global economic slowdown and to improve the Company's cost structure through reductions in personnel across all operating segments, the consolidation of the Power Sources operations in Houston and the closure of its facility in Costa Rica. The Company recorded asset impairment and restructuring charges of $2.1 million to reflect these actions. These charges consisted primarily of severance costs of $.7 million, impairment costs of $.8 million on assets held for sale, $0.5 million write-off of a preferred stock investment in a start-up company, and other related costs. During fiscal 2001 and 2000, the Company recorded asset impairment charges of $.4 million and $.4 million respectively. These charges consisted of asset impairment costs of $.2 million, goodwill impairment costs of $.2 million related to a 1998 acquisition, and a $.3 million write down of a marketable security of a company in bankruptcy. See Note 10 of the Notes to Consolidated Financial Statements for additional financial information regarding impairments and restructuring.

Interest Income and Expense

Interest income decreased for fiscal 2002 and 2001 due primarily to lower average rates of return on investments and lower cash and investment balances.

Provision for Income Taxes

The Company's tax benefit rate was 42% in 2002, 15% in 2001 and its tax rate was 42% in 2000. The principal items affecting the Company's tax rate in 2002 were benefits associated with the dissolution of the Company's subsidiary in Costa Rica, additional carryback benefits realized as a result of tax legislation enacted in 2002, partially offset by the inability to deduct the losses of the Company's foreign subsidiaries, and a provision to increase the Company's valuation allowance on deferred tax assets. The principal items affecting the Company's tax rate in 2001 were tax benefits not available to a foreign subsidiary due to net operating loss limitations and a lower effective benefit rate related to a loss at the Singapore subsidiary. In addition, the 2001 rate was affected by a valuation allowance related to a capital loss, the fact that a tax benefit was not available for a portion of the Singapore subsidiary's loss, U.S. tax on a dividend from the Singapore subsidiary and non-deductible goodwill. The principal items affecting the Company's tax rate in 2000 were foreign losses for which a tax benefit was not available and lower effective income tax rates related to undistributed foreign earnings. At December 31, 2002, the Company had carried back all eligible losses for tax years that had taxable income available to offset the losses. In 2003 no carryback benefit is available, thus the Company will not record income tax benefits related to future losses until future profits are available to offset the losses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have been cash provided by operations and working capital. As of December 31, 2002 the Company's working capital was $10.6 million, of which $6.1 million was cash and short-term investments. Changes in the Company's financial condition and liquidity during the three year period ended December 31, 2002 are generally attributable to (1) changes in cash flows from operating activities, including the effects of significant research and development expenditures while experiencing a decline in revenues during 2002 and 2001, (2) the repurchase of 354,300 shares of common stock during fiscal 2001 and 2000, and (3) capital expenditures for property and equipment, primarily related to equipment purchases for the Company's Singapore facility.

Net cash used by operating activities for the year ended December 31, 2002 was $5.6 million, compared to $0.5 million provided by operations during 2001 and $2.4 million provided by operations in 2000. For the fiscal year ended December 31, 2002, the principal items affecting operating cash flow were the net loss of $5.1 million, offset by depreciation expense of $1.1 million, the non-cash portion of the provision for impairment, restructuring and severance costs of $1.4 million and a decrease in accounts receivable of $0.4 million. Operating cash flow was also impacted by the increase in refundable income taxes of $3.3 million, which are not expected to be received until the second quarter of 2003.

Net cash used in investing activities for the fiscal year ended December 31, 2002 was $.6 million, compared to $1.7 million used in 2001 and $1.7 million used in 2000. Net cash used for fiscal 2002 was primarily capital expenditures for property and equipment of $.6 million, compared to $1.6 million in 2001, and $1.7 million in 2000.

In February 2000, the Company announced a plan to repurchase up to 1.5 million shares of its common stock. As of December 31, 2002 the Company has repurchased a total of 354,300 shares (274,600 in 2001 and 79,700 in 2000). The net cash used in this financing activity was $0.8 million in 2001 and $0.3 million in 2000. The number of shares purchased was affected by the Company limiting purchases to prices below certain per share amounts and certain regulatory requirements, including daily volume limitations. Although the Company did not repurchase additional shares during 2002, it may do so from time to time in the future subject to various factors, including market conditions and cash requirements to support operations.

The Company's Singapore subsidiary maintains a $0.5 million line of credit facility to support the subsidiary's credit commitments. As of December 31, 2002, $0.2 million of the commitment was being utilized under letter of credit commitments.

The Company, from time to time, evaluates potential acquisitions of businesses, products, and technologies that complement the Company's business. Any such transactions, if consummated, may use a portion of the Company's working capital or require the issuance of equity. The Company has no present commitments or agreements with respect to any material acquisitions.

The Company has sustained significant negative financial trends, including substantial decreases in revenues, net income, backlog, and cash flows from operating activities. Key customers have continued to delay or reduce expenditures for the Company's products and services. Management believes such trends may continue in the near term. As discussed more fully in Note 10, management has taken steps to restructure the operations of the Company, including shutting down the Costa Rica facility in the third quarter of 2002 and downsizing its Houston and Singapore operations during the fourth quarter of 2002. In addition, significant impairment charges have been recorded during 2002 to reflect management's best estimate of the fair value of certain real estate and other investments.

The Company's future strategy is primarily dependent on its ability to sell its newest generation of burn-in and test systems for medium and high power micrologic devices, the CRITERIA 20. As a result of the current and ongoing downturn of the semiconductor industry, target customers for the CRITERIA 20 have continued to delay capital expenditures for new capacity, and no sales have been made to date. While management believes that the first sales of the CRITERIA 20 will occur in late 2003, no assurances can be made that market demand will return or that market acceptance can be achieved in that time frame.

The Company has reviewed its forecasted operations for fiscal 2003. Considering the results of management's recent cost-cutting and restructuring actions, the Company's limited financial obligations, its current cash balances, and proceeds from the tax refund expected in 2003, management believes that it has sufficient cash to meet its working capital and capital equipment needs through fiscal 2003 and into 2004. Depending on the Company's growth, profitability and other factors, including market conditions, the Company may require additional capital resources after fiscal 2003. There can be no assurances that additional financing will be available when required or that such financing can be obtained on terms satisfactory to the Company.

Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following table:

	2002	2001	2000

Working capital:
Working capital (thousands)	$10,607	$13,518	$18,208
Current ratio	12.9 to 1	13.6 to 1	6.6 to 1

Equity ratios:
Total liabilities to equity	0.1	0.1	0.1
Assets to equity	1.1	1.1	1.1
Profitability ratios:
Gross profit	(8)%	22%	43%
Return on revenues	(126)%	(36)%	5%
Return on assets	(28)%	(18)%	3%
Return on equity	(30)%	(19)%	4%

FACTORS THAT MAY AFFECT FUTURE RESULTS

Dependence on Key Customers

A significant portion of the Company's net sales is attributable to a few customers. The Company's ability to maintain or increase its sales in the future will depend in part upon its ability to obtain orders from existing and new customers as well as the financial success of its existing customers. There can be no assurances that the Company will be able to maintain or increase the level of its revenues in the future or that the Company will be able to retain existing customers or to attract new customers. Because the Company's products and services have been extensively customized to differing key customer requirements, the market for such products and services may be limited. In addition, since development costs for such products are high, the Company only develops products for, and provides services to, customers that it believes have the financial capacity to buy large enough quantities of products to provide the Company a return on its investment.

Cyclical Nature of the Semiconductor Industry

The Company's revenues, gross margins and net income depend significantly on capital equipment expenditures of manufacturers of integrated circuits ("ICs") and products utilizing ICs. The semiconductor industry is cyclical in nature and has experienced periodic downturns which can have a severe effect on the demand for capital equipment. The current and prior semiconductor industry downturns, oversupply, and excess production capacity have adversely affected demand for products and services sold by the Company. The need to continue investment in research and development and maintain customer service and support capability may limit the Company's ability to reduce expenses.

Rapid Technological Changes and Product Development

Rapid technological advances resulting in changing customer requirements and evolving industry standards requiring frequent new product introductions and enhancements characterize the semiconductor industry. The Company's future success will depend in large part on its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments, achieve market acceptance and respond to constantly evolving customer requirements. The Company will need to continue to make substantial investments in research and product development in order to respond to rapid technological changes and to develop and introduce new products to meet customers' expanding needs and evolving industry standards. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements or any significant delays in product development or introduction could result in a loss of competitiveness and could have a material adverse effect on the Company. There can be no assurance that the Company will successfully develop and manufacture new products or that any product enhancements or new products developed by the Company will gain market acceptance.

Competition

The markets in which the Company's products and services are sold are subject to intense competition and are characterized by rapid changing technology. The Company's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Competitive pressures often necessitate price reductions that can adversely affect operating results. Although the Company believes that it has certain technological and other advantages over its competitors, maintaining such advantages will require a continued high level of investment by the Company in research and development, marketing and service. There can be no assurance that the Company will be able to compete successfully in the future.

Fluctuation of Operating Results

The Company's operating results fluctuate on a quarterly and annual basis because of a number of factors. Not only does the cyclical nature of the semiconductor industry affect the Company's operating results, but the status of world economic conditions and the timing of product shipments can also affect results. For example, because the Company's test and conditioning products have relatively high unit prices, the acceleration or delay of a small number of shipments from one quarter to the next can significantly affect the Company's operating results for that quarter or that year.

Dependence on Skilled Employees

The Company is dependent, in part, on its ability to attract and retain highly skilled managerial, marketing and technical personnel, including skilled applications and sales engineers. There can be no assurance that the Company will continue to be successful in attracting and retaining the personnel it requires to design, manufacture, market and support new and enhanced products and services.

Limited Sources of Supplies

Although there is more than one potential supplier of all material component parts for the Company's products, the Company currently relies on a single source of supply for several components. In most cases, the Company is not a significant purchaser of raw materials from its suppliers and therefore has little control over either the availability or pricing of component parts. Accordingly, the Company is vulnerable to delays in shipments caused by either a business interruption of a supplier or an undersupply of parts, and the Company could experience production delays while an alternate supplier is procured. Such delays, if encountered for an extended period, could have a material adverse effect on the Company.

Intellectual Property

The Company attempts to protect its intellectual property through patents, copyrights, trade secrets, trademarks, and other means The Company believes however, that its success will depend to a greater extent upon innovation, technological expertise, service after the sale and customer relationships. There can be no assurances that the Company will be able to protect its proprietary rights or that competitors will not be able to develop similar or superior technology independently. No assurance can be given that the claims allowed on any patents held by the Company will be sufficiently broad to protect the Company's technology. No assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company or that third parties' patents will not adversely affect the Company.

International Operations

The Company operates a service facility in Singapore and sells to customers for delivery outside of the U.S. Consequently, the Company is subject to risk customarily found in international business operations, such as fluctuation of currency exchange rates, import and export controls, regulatory policies of foreign governments, longer receivable collection periods and greater difficulty in accounts receivable collections. The Company attempts to conduct its business and financial affairs so as to protect against political and economic risk, but there can be no assurance that the Company will be successful in protecting itself.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

The Company does not engage in speculative transactions and does not use derivative instruments or engage in hedging activities. See the Notes to the Consolidated Financial Statements for a description of the Company's accounting policies and other information related to these financial instruments.

In the normal course of business the Company is exposed to market risks, including changes in interest rates, foreign currency exchange rates, and equity price changes that could impact the Company's operating results. As of December 31, 2002, fluctuations in interest rates, exchange rates, and equity price changes would not have significant material effect on the Company's financial position or operating results. The sensitivity analyses below do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions management may take to mitigate the Company's exposure to such changes.

Interest Rate Risk

The Company places its short-term investments, which generally have a term of less than 90 days, with high quality financial institutions, limits the amount of credit exposure to any one institution, and has investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. As of December 31, 2002, the Company had short-term investments totaling $5 million. Due to the short-term nature of these instruments, the carrying value approximates market value. If, during 2003, average short-term interest rates decrease by 1.0% over 2002 average rates, the Company's projected interest income from short-term investments would decrease by approximately $50,000, assuming a similar level of investments in 2003.

Equity Price Risk

As of December 31, 2002, the Company held marketable equity securities with aggregate fair market values of $177,674. In the event that the carrying value of the Company's equity investment exceeds its fair market value, and the decline in value is determined to be other than temporary, the carrying value is reduced to its current fair market value. Had market prices of such securities declined 10% as of December 31, 2002 the values of these instruments would have decreased $17,767.

Foreign Currency Risk

The Company has a subsidiary located in Singapore. The subsidiary's functional currency and a significant portion of the assets, including cash investments, are denominated in U.S. dollars. During fiscal 2002 approximately 70% of its Singapore subsidiary's revenues and 30% of its expenses were denominated in U.S. dollars. The balance of revenues and expenses were denominated in Singapore dollars. Historically, fluctuations in the Singapore dollar/U.S. dollar exchange rates have not had a material effect on the Company. The effects of foreign currency exchange rates were a loss of $38,000, a gain of $25,000, and a loss of $15,000 in fiscal 2002, 2001 and 2000 respectively.

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

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Reliability Incorporated

We have audited the accompanying consolidated balance sheets of Reliability Incorporated as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliability Incorporated at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."
/s/ ERNST & YOUNG LLP

Houston, Texas
January 24, 2003

RELIABILITY INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS

	December 31,
	2002	2001
Current assets:
Cash and cash equivalents	$ 6,117	$12,302
Accounts receivable	296	717
Inventories	1,326	876
Refundable income taxes	3,677	345
Deferred tax assets	-	166
Other current assets	86	184
Total current assets	11,502	14,590
Property, plant and equipment, at cost:
Machinery and equipment	13,774	13,967
Buildings and improvements	4,549	5,262
Land	230	530
	18,553	19,759
Less accumulated depreciation	14,130	13,649
	4,423	6,110

Investments	178	782
Assets held for sale	2,005	2,035
	$18,108 =====	$23,517 =====

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 122	$ 196
Accrued liabilities	652	829
Income taxes payable	29	29
Accrued restructuring costs	92	18
Total current liabilities	895	1,072

Deferred tax liabilities	53	128
Commitments and contingencies Stockholders' equity:
Common stock, without par value; 20,000,000 shares authorized; 6,690,265 shares issued	9,614	9,614
Retained earnings	8,668	13,757
Accumulated other comprehensive income	(28)	40
Less treasury stock, at cost, 354,300 shares	(1,094)	(1,094)
Total stockholders' equity	17,160	22,317
	$18,108 =====	$23,517 =====

See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
	Years Ended December 31,
	2002	2001	2000
Revenues:
Product sales	$ 2,805	$ 7,286	$12,997
Services	1,236	4,796	9,238
Costs and expenses:	4,041	12,082	22,235
Cost of product sales	1,960	3,778	6,171
Cost of services	2,391	5,675	6,435
Marketing, general and administrative	4,018	4,978	6,421
Research and development	2,498	2,932	1,561
    Provision for asset impairments, restructuring and        severance costs
	2,146	420	416
    Relocation expenses
	-	-	390
	13,013	17,783	21,394
Operating (loss) income	(8,972)	(5,701)	841
Interest income, net	132	609	956
(Loss) income before income taxes	(8,840)	(5,092)	1,797
Provision (benefit) for income taxes	(3,751)	(745)	746
Net (loss) income	$(5,089) =====	$ (4,347) =====	$ 1,051 =====
Earnings (loss) per share:
Basic	$ (.80)	$ (.67)	$ .16
Diluted	$ (.80)	$ (.67)	$ .16
Weighted average shares:
Basic	6,336	6,486	6,643
Diluted	6,336	6,486	6,692

See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(5,089)	$ (4,347)	$ 1,051
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation and amortization	1,057	2,259	2,245
Provision (benefit) for deferred income taxes	91	(353)	(96)
Provision for inventory obsolescence	76	154	103
Provision for asset impairment, restructuring and severance costs	2,146	420	416
(Gain) loss on disposal of fixed assets	(2)	(2)	177
             Other
	8	-	-
Changes in operating assets and liabilities:

Accounts receivable	421	4,376	(3,826)
Inventories	(85)	262	221
Refundable income taxes	(3,332)	(345)	551
Other current assets	98	283	(96)
Accounts payable	(74)	(608)	513
Accrued liabilities	(176)	(1,089)	857
Income taxes payable	-	(518)	402
Cash payments charged to impairment, shut-down and restructuring reserves	(730)	31	(72)
Total adjustments	(502)	4,870	1,395
Net cash provided (used) by operating activities	(5,591)	523	2,446
Cash flows from investing activities:
Expenditures for property and equipment	(637)	(1,596)	(1,650)
Purchase of marketable equity and debt securities	-	(109)	(61)
Proceeds from sale of equipment	12	2	37
Net cash (used) in investing activities	(625)	(1,703)	(1,674)
Cash flows from financing activities:
Purchase of treasury stock	-	(814)	(280)
Proceeds from issuance of common stock pursuant to stock option plans	-	9	216
Borrowings under revolving credit facility	-	-	591
Payments under revolving credit facility	-	-	(591)
Net cash (used) by financing activities	-	(805)	(64)
Effect of exchange rate changes on cash	31	(16)	22
Net increase (decrease) in cash and cash equivalents	(6,185)	(2,001)	730

Cash and cash equivalents:
Beginning of year	12,302	14,303	13,573
End of year	$6,117 =====	$12,302 =====	$14,303 =====

Supplemental cash flow information:
Non-cash investing activities:
Transfer of items from development unit (fixed assets) to production unit (inventory)	$441	-	-

See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2002, 2001 and 2000

(In thousands)
			Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Amount	Total Com- prehensive Income (Loss)
	Common Stock			Treasury Stock (at cost)
	Shares	Amount		Shares	Amount
Balance at December 31, 1999	6,632	9,389	17,053	-	-	(48)	26,394
Comprehensive income:
Net income			1,051				1,051	$1,051
Unrealized net gains on marketable equity securities						91	91	91
Total comprehensive income								$1,142 ====
Purchase of treasury stock				(80)	(280)		(280)
Shares issued for exercise of stock options	55	216					216
Balance at December 31, 2000	6,687	9,605	18,104	(80)	(280)	43	27,472
Comprehensive (loss):
Net (loss)			(4,347)				(4,347)	$(4,347)
Unrealized net (losses) on marketable equity securities						(3)	(3)	(3)
Total comprehensive (loss)								$(4,350) =====
Purchase of treasury stock				(274)	(814)		(814)
Shares issued for exercise of stock options	3	9					9
Balance at December 31, 2001	6,690	$9,614	$13,757	(354)	$(1,094)	$ 40	$22,317
Comprehensive (loss):
Net (loss)			(5,089)				(5,089)	$(5,089)
Unrealized net (losses) on marketable equity securities						(68)	(68)	(68)
Total comprehensive (loss)								$(5,157) =====
Balance at December 31, 2002	6,690 ====	$9,614 ====	$8,668 ====	(354) ====	$(1,094) ====	$(28) ===	$17,160 =====

See accompanying notes.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

     DESCRIPTION OF BUSINESS

Reliability Incorporated ("Reliability" or the "Company") is a United States based corporation with operations in the United States, Singapore and, until August 2002, Costa Rica. The Company is principally engaged in the design, manufacture, marketing and support of high performance equipment used to test and condition integrated circuits. The Company also designs, manufactures and markets a line of DC-DC power converters and operates a service facility in Singapore that conditions and tests integrated circuits as a service for others.

During the recent and ongoing downturn of the semiconductor industry, the Company has sustained significant negative financial trends, including substantial decreases in revenues, net income, backlog, and cash flows from operating activities. Key customers have continued to delay or reduce expenditures for the Company's products and services. Management believes such trends may continue in the near term. As discussed more fully in Note 10, management has taken steps to restructure the operations of the Company, including shutting down the Costa Rica facility in the third quarter of 2002 and downsizing its Houston and Singapore operations during the fourth quarter of 2002. In addition, significant impairment charges have been recorded during 2002 to reflect management's best estimate of the fair value of certain real estate and other investments.

The Company's future strategy is primarily dependent on its ability to sell its newest generation of burn-in and test systems for medium and high power micrologic devices, the CRITERIA 20. As a result of the current and ongoing downturn of the semiconductor industry, the Company's target customers for the CRITERIA 20 have continued to delay capital expenditures for new capacity and no sales have been made to date. While management believes that the first sales of the CRITERIA 20 will occur in late 2003, no assurances can be made that market demand will return or that market acceptance can be achieved in that time frame.

Considering the results of management's recent cost-cutting and restructuring actions, the Company's limited financial obligations, its current cash balances, and expected proceeds from the tax refund expected in 2003, management believes that it has sufficient cash to meet its working capital and capital equipment needs through fiscal 2003 and into 2004. Depending on the Company's growth, profitability and other factors, including market conditions, the Company may require additional capital resources after fiscal 2003. There can be no assurances that additional financing will be available when required or that such financing can be obtained on terms satisfactory to the Company.

     PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Reliability Singapore Pte Ltd. for all years presented. Through August 2002, the accounts of the Company's former Costa Rica subsidiary, RICR de Costa Rica, S.A., were also included. All significant intercompany balances and transactions have been eliminated in consolidation. Certain

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2002

amounts in the consolidated financial statements for the prior periods have been reclassified to conform to the 2002 presentation. The parent Company provides, at various times during business cycles, working capital to its subsidiary.

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

     INVENTORIES

Inventories, at December 31, are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include:

	2002	2001
	(In thousands)

Raw materials	$ 501	$788
Work-in-progress	538	14
Finished goods	287	74
	$1,326 ====	$876 ===

Inventories are presented net of reserves for excess and obsolete inventories of $280,000 and $303,000 as of December 31, 2002 and 2001, respectively. The Company monitors its inventories to identify and write off or establish reserves for write-off of excess and obsolete inventories.

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

Marketable equity securities are classified as available-for-sale and are carried at their fair value on the balance sheet, with unrealized gains and losses, net of applicable income taxes of ($14,000) and $20,000 at December 31, 2002 and 2001, respectively, reported as a separate component of stockholders' equity. Marketable equity securities are stated at market value, as determined by the most recently published trade price of the securities at the balance sheet date.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2002

The Company's $500,000 investment in preferred stock in a development-stage company was deemed to be permanently impaired in the fourth quarter of 2002, and was written off. The following table summarizes the Company's investments at December 31:

	2002	2001
	(In thousands)
Preferred stock, at cost	-	$500
Marketable equity securities, at cost	219	222
Unrealized net gains (losses) on marketable equity securities	(41)	60
	178	782
Amount classified as current	-	-
Amount classified as long-term	$ 178 ===	$782 ===

In December 2000, a publicly traded company in which the Company had an investment filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The Company recorded, in 2000, a $316,000 provision to write down the basis of the asset to $54,000, which was considered to be its fair value. A deferred tax benefit of $107,000 related to the write-down was also recorded in 2000. During 2001, that company completed an agreement to sell certain assets and announced that it would be liquidated and that it did not anticipate any distributions would be made to shareholders. The Company wrote off the remaining $54,000 in 2001 and recorded a $19,000 deferred tax benefit related to the write down. The total loss of $370,000 has been classified as a capital loss for income tax purposes. The Company has established an income tax valuation allowance with respect to the tax benefit related to the capital loss because realization is dependent upon the Company generating capital gain income in future years.

      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. For financial statement purposes, depreciation is computed principally on the straight-line method using lives of six years for leasehold improvements and 30 years for buildings, and the double-declining balance and straight-line methods using lives from two to eight years for machinery and equipment. The machinery and equipment balance at December 31, 2001 included construction in progress totaling $591,000.

     GOODWILL

Goodwill arising from the December 1998 acquisition of Basic Engineering Services and Technology Labs, Inc. ("BEST") was being amortized over its estimated useful life of seven years. In the fourth quarter of 2001, the goodwill was deemed to be impaired and the unamortized balance of $221,000 was written off.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2002

The audited results of operations presented below for 2002 and the adjusted results of operations for 2001 and 2000 reflect the operations of the Company had the non-amortization provisions of SFAS 142 been adopted effective January 1, 2000:

	2002	2001	2000

Reported net income (loss)	$(5,089)	$(4,347)	$1,051
Add: goodwill amortization, net of tax	-	56	56
Adjusted net income (loss)	$(5,089) =====	$(4,291) =====	$1,107 ====
Basic earnings (loss) per share:
Reported net income (loss)	$ (.80)	$ (.67)	$ .16
Add: goodwill amortization, net of tax	-	.01	.01
Adjusted basic earnings (loss) per share	$ (.80) =====	$ (.66) =====	$ .17 ====
Diluted earnings (loss) per share:
Reported net income (loss)	$ (.80)	$ (.67)	$ .16
Add: goodwill amortization, net of tax	-	.01	.01
Adjusted diluted earnings (loss)per share	$ (.80) =====	$ (.66) =====	$ .17 ====

      LONG-LIVED ASSETS

The Company evaluates the recoverability of its long-lived assets when indications of impairment exist by recognizing impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

     STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (intrinsic value method) in accounting for its stock options. Since the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, generally no compensation expense is recognized. Pro forma information regarding net income and earnings per share, as calculated under the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation," as amended, is disclosed in Note 5.

     REVENUE RECOGNITION

Generally, revenues for the sales of products and services are recognized when products are shipped or services are provided and the collection of such amounts is considered probable, unless the Company has

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2002

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

The Company invests in money market instruments and commercial paper with maturities of three months or less. The investments are made through high quality financial institutions, and investments are made only in those securities with an investment rating in the two most credit-worthy categories. In addition, the Company periodically invests in equity and debt securities. See the disclosures above for additional information about equity and debt securities.

The Company sells its products and services to a limited number of customers (See Note 4).

The Company's revenues are primarily denominated in U.S. dollars, thus the risks of foreign exchange fluctuations are generally not material. Approximately 30% of the revenues of the Company's Singapore subsidiary are denominated in Singapore dollars. The foreign exchange risk associated with these revenues has historically been immaterial due to the stability of the Singapore dollar relative to the U.S. dollar and the fact that accounts receivable have been collected in a timely manner.

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

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2002

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

     ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). SFAS 141 requires the application of the purchase method of accounting for all business combinations initiated after June 30, 2001. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Reliability adopted SFAS 142 effective January 1, 2002. The adoption of both of these statements did not impact the results of operations or financial position of the Company.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement is effective for fiscal years beginning after December 15, 2001. Reliability adopted this statement effective January 1, 2002. This statement establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. Additionally, the statement expands the definition of a discontinued operation from a segment of business to a component of an entity that has been disposed of or is classified as held for sale and can be clearly distinguished, operationally and for reporting purposes, from the rest of the entity. The results of operations of a component classified as held for sale shall be reported in discontinued operations in the period incurred. Adoption of this statement did not have a significant effect on the Company's results of operations or financial position.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2002

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Exit or Disposal Activities." SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, but early application is encouraged. The provisions of EITF Issue No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF Issue No. 94-3 prior to adoption of SFAS 146. Adopting the provisions of SFAS 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred. The Company early adopted the provisions of SFAS 146 in the third quarter of 2002 and applied provisions of the Statement to the restructuring of the Company's Power Sources segment that was initiated in the quarter ended September 30, 2002.

In December 2002, the disclosure requirements of SFAS 123 were amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," ("SFAS 148") to provide additional disclosures in interim and annual financial statements. The disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. Such additional disclosures are presented in Note 5.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2002

2.   INCOME TAXES

The provision (benefit) for income taxes is based on income (loss) before income taxes, as follows:

Geographic Area	2002	2001	2000
	(In thousands)
United States	$(2,481)	$(1,750)	$ 936
Foreign	(6,331)	(3,381)	763
Eliminations	(28)	39	98
	$(8,840) =====	$(5,092) ====	$1,797 ====

The components of the provision (benefit) for income taxes are as follows:

	Current	Deferred	Total
2002	(In thousands)
Federal	$(3,852)	$ 91	$(3,761)
Foreign	-	-	-
State	10	-	10
	$(3,842) =====	$ 91 ===	$(3,751) =====
2001
Federal	$ (359)	$ 54	$ (305)
Foreign	(33)	(407)	(440)
State	-	-	-
	$ (392) ===	$ (353) ===	$ (745) ===
2000
Federal	$ 260	$ 26	$ 286
Foreign	572	(122)	450
State	10	-	10
	$ 842 ====	$ (96) ===	$ 746 ====

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2002

The differences between the effective tax rate reflected in the provision (benefit) for income taxes on income (loss) before income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% are analyzed below:

	2002	2001	2000
	(In thousands)

Provision (benefit) at statutory rate	$(3,006)	$(1,731)	$611
Tax benefits on dissolution of Costa Rica subsidiary	(2,259)	-	-
Foreign losses for which a tax benefit is not available - Costa Rica	393	375	223
Net U.S. tax on dividend from Singapore subsidiary	-	187	-
Foreign statutory rate differential - Singapore	285	205	(128)
Nondeductible goodwill	-	68	14
Additional carrybacks of prior year losses	(197)	-	-
Change in valuation allowance	1,029	133	124
Other	4	18	(98)
	$(3,751) =====	$ (745) =====	$746 ===

The significant components of the Company's net deferred tax liabilities and assets at December 31, were as follows:

	2002	2001
	(In thousands)
Deferred tax assets:
Inventory and asset impairment reserves	$417	$ 172
Accrued expenses not currently deductible	92	125
Net operating loss carryover - Costa Rica	-	435
Net operating loss carryover - Singapore	660	151
Capital loss carryover	297	126
Restructuring reserve	65	28
Other	3	23
Total deferred tax assets	1,534	1,060
Valuation allowance	1,199	605
Net deferred tax assets	335	455
Deferred tax liabilities:
Depreciation	91	55
Tax on unremitted foreign earnings	258	258
Tax on unrealized investment gains	-	20
Other	39	84
Total deferred tax liabilities	388	417
Net deferred tax (assets) liabilities	$ 53 ===	$ (38) ====

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2002

The valuation allowance for net deferred tax assets increased by $594,000 in 2002. The increase is the result of an increase in deductible temporary differences and foreign loss carryforwards, net of the elimination of a $435,000 tax benefit of a foreign loss carryforward in a country in which the Company no longer has operations. The Company has established valuation allowances related to certain tax benefits where management believes that the available evidence indicates that it is more likely than not that the Company will not realize the tax benefit.

At December 31, 2001, the U.S. Company had utilized substantially all the available tax benefits related to carryback of operating losses. A change in U.S. tax law in 2002 liberalized tax loss carryback rules for losses in 2001 and 2002. This change resulted in the Company recording a tax benefit related to the U.S. loss for 2002. In addition, the change in loss carryback rules resulted in the Company recording a $197,000 tax benefit in 2002 that is related to the Company's previously unbenefitted tax credits and 2001 loss carryover.

The Company formerly operated a subsidiary in Costa Rica under an export processing tax exemption. The subsidiary was exempt from Costa Rica income tax through 1999 and was 50% exempt, after deducting any net operating loss carryovers, for 2000 through 2003. At December 31, 2001, the Costa Rica subsidiary had a net operating loss carryover of approximately $2,900,000 expiring in 2002 through 2004. The subsidiary operated at a loss in 2002, 2001 and 2000. A valuation allowance of $435,000 was provided with respect to this carryover as of December 31, 2001. The subsidiary was dissolved in 2002 and the tax benefit of the carryover and offsetting valuation allowance were written off.

At December 31, 2002, the Company's Singapore subsidiary had a net operating loss carryover of approximately $3,000,000 that may be carried over indefinitely. The future tax benefit associated with the loss carryover is $660,000. A valuation allowance of $578,000 is provided with respect to this carryover.

The Company established valuation allowances of $297,000 and $126,000 as of December 31, 2002 and 2001, respectively, with respect to the capital loss carryover because realization is dependent upon the Company generating capital gain income in future years; and it is more likely than not that the Company will not generate capital gain income at levels necessary to absorb the loss. The loss carryovers will expire beginning in 2006.

The Company has provided deferred U.S. income taxes on $3,200,000 of undistributed earnings of its Singapore subsidiary that were accumulated prior to January 1, 1997. The Company has not provided deferred U.S. income taxes on $3,000,000 of earnings that were accumulated after January 1, 1997 that are considered permanently reinvested, except for a $550,000 dividend that was received in 2001. The dividend is related to certain investment earnings of the subsidiary. The Company may be required to repatriate certain investment earnings of the subsidiary in the future, at which time the Company will provide for U.S. income taxes.

Cash payments for income taxes during 2002, 2001 and 2000 were $83,000, $581,000 and $594,000, respectively. The Company received income tax refunds during 2002, 2001 and 2000 of $619,000, $89,000 and $690,000, respectively.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2002

3.    CREDIT AGREEMENTS

The Company had maintained a $1.0 million credit facility with Wells Fargo Bank Texas, N.A., which provided for a revolving line of credit secured by substantially all the U.S. assets of the Company except for land and buildings. The credit facility required compliance with certain financial covenants in order to utilize the facility. As of December 31, 2001 the Company was not in compliance with one of the covenants and cancelled the agreement effective March 1, 2002.

The Company's Singapore subsidiary maintains an agreement with a Singapore bank that provides for an overdraft facility of 900,000 Singapore Dollars (U.S. $514,000 at December 31, 2002) at the bank's prime rate plus 2% (7% at December 31, 2002). There were no balances outstanding at December 31, 2002, but amounts utilized under letter of credit commitments totaled $164,000, resulting in credit availability of $350,000 at December 31, 2002. The loan is collateralized by substantially all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank, and continuation of the credit facility is at the discretion of the bank.

Interest income is presented net as follows:

	2002	2001	2000
	(In thousands)

Interest income	$142	$609	$957
Interest (expense)	(10)	-	(1)
Interest income, net	$132 ===	$609 ===	$956 ===

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2002

4.     SEGMENT INFORMATION

The Company has three operating segments based on the following product and service offerings: (1) the Test and Conditioning Products segment, which designs, manufactures and markets equipment used in the testing and conditioning of integrated circuits by semiconductor manufacturers; (2) the Services segment, which operates a services facility in Singapore to condition and test integrated circuits as a service to others; and (3) the Power Sources segment, which designs, manufactures and markets power sources, primarily a line of DC-DC power converters that convert direct current voltage into a higher or lower voltage.

The Company evaluates performance and allocates resources based on operating income, which is defined as income before interest income, interest expense and income taxes.

Financial information by industry segment is as follows:

	2002	2001	2000
	(In thousands)
Revenues from external customers:
Testing Products	$2,253	$6,480	$11,253
Services	1,237	4,796	9,238
Power Sources	551	806	1,744

Inter-segment revenues:
Testing Products	315	208	461
Services	-	42	26
Power Sources	-	98	-
Eliminations	(315)	(348)	(487)
	$4,041 ====	$12,082 =====	$22,235 =====
Operating income (loss)
Testing Products	$(3,235)	$(1,742)	$ 1,309
Services	(1,850)	(1,895)	1,205
Power Sources	(1,369)	(1,302)	(766)
Provision for impairments, severance, and restructuring of Services operations	(509)	(366)	-
Provision for impairments, severance, and restructuring of Power Sources operations	(200)	-	-
Provision for impairments, severance, and restructuring of Testing Products operations	(237)	-	-
Provision for impairment of corporate assets	(1,200)	(54)	(416)
General corporate expenses	(372)	(342)	(491)
	$(8,972) =====	$(5,701) =====	$ 841 =====

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2002

Financial information by industry segment is as follows - (continued):

	2002	2001	2000
	(In thousands)
Total assets:
Testing Products	$ 5,434	$ 5,709	$ 8,655
Services	1,927	2,796	5,580
Power Sources	266	1,312	1,649
General corporate assets	10,481	13,700	15,394
	$18,108 =====	$23,517 =====	$31,278 =====
Depreciation and amortization:
Testing Products	$ 263	$ 330	$ 384
Services (1)	768	1,885	1,805
Power Sources	26	44	56
	$ 1,057 =====	$ 2,259 =====	$ 2,245 =====
Capital expenditures:
Testing Products	$ 210	$ 670	$ 77
Services	427	925	1,548
Power Sources	-	1	25
	$ 637 =====	$ 1,596 =====	$ 1,650 =====
(1) Includes amortization of goodwill totaling $56,000 in 2001 and 2000.

General corporate assets, consist of cash investments, assets held-for-sale, refundable income taxes and certain equity and debt investments that are not specifically identifiable to a segment.

The Company had export revenues from its United States operation to the following geographical areas:

	2002	2001	2000
	(In thousands)
Asia and Pacific	$1,326	$3,256	$3,425
Central and South America	30	1,812	1,703
Europe	259	641	31
North America and other	-	3	2
	$1,615 ====	$5,712 ====	$5,161 ====

Export revenues from its United States operation are attributed to geographic areas based on delivery locations.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2002

Financial information by geographic area is as follows:

	2002	2001	2000
	(In thousands)
Revenues from external customers:
United States	$2,202	$ 6,234	$10,914
Singapore	1,435	5,035	9,502
Costa Rica	404	813	1,819

Inter-geographic revenues:
United States	315	208	345
Singapore	118	346	328
Costa Rica	-	238	160
Eliminations	(433)	(792)	(833)
	$4,041 ====	$12,082 =====	$22,235 =====
Property, plant and equipment, net:
United States	$3,024	$ 3,504	$ 3,164
Singapore	1,399	1,848	2,887
Costa Rica	-	758	791
	$4,423 ====	$ 6,110 =====	$ 6,842 =====

Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Inter-segment sales and inter-geographic sales of manufactured products are priced at cost plus a reasonable profit.

Accounts receivables are generally due within 30 days, and collateral is generally not required due to the credit worthiness of the Company's customers. Accounts receivables are concentrated in one or more of the Company's significant customers, depending on the timing of shipments to a particular customer. Historically, the Company's bad debts have been very low, an indication of the credit worthiness of the customers to which the Company sells. The Company monitors customer payment trends and does not at this time anticipate a significant increase in its historically very low bad debt expense.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2002

The Company's revenues are concentrated in the semiconductor and electronics industries. However, the Company's customers operate in diverse markets and geographic areas. Customers of the respective segments are indicated by an "X" in the table. Revenues from major customers, as a percent of total revenues are as follows:

	Total Revenues	Testing Products	Services

2002
Customer A	49%	X
Customer B	11		X
Customer C	11		X
Customer D	-	X

2001
Customer A	46%	X
Customer B	18		X
Customer C	14		X
Customer D	-	X

2000
Customer A	26%	X
Customer B	23		X
Customer C	15		X
Customer D	10	X

5.   STOCKHOLDERS' EQUITY

      STOCK OPTION PLAN

Under the Amended and Restated 1997 Stock Option Plan ("Option Plan"), 1,500,000 shares of common stock were made available for future grants. The Option Plan permits the granting of both incentive stock options and non-qualified options to directors, executive officers and other key employees of the Company and its subsidiaries. The term and vesting of each option is determined by the Board of Directors. The term of each incentive stock option may not exceed 10 years. The exercise price is the fair market value of the Company's common stock on the date the option is granted. Incentive stock options generally vest in three installments beginning six months after the option award. The second and third installments generally vest on March 1, one and two years after the initial vesting date. Non-qualified options generally vest on the date granted, but may vest in one or more installments. All option awards encourage the recipients to own shares of common stock by requiring optionees to own shares of Company stock in order to avoid the forfeiture of certain of their unexercised options. The stock

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2002

ownership inducements begin approximately two years after the option grant date and, in certain instances, increase in three to five annual increments. Unexercised options terminate in installments if the required number of shares of common stock is not owned on the specified date. The number of shares available for future grant was 473,000 at December 31, 2002.

A summary of the Option Plan activity is as follows:

	Options Activity	Weighted Average Exercise Price
Balance at December 31, 1999	746,000	$ 6.79
Options granted	176,000	$ 3.50
Options exercised	(55,000)	3.65
Options expired or cancelled	(72,000)	10.03

Balance at December 31, 2000	795,000	$ 5.98
Options granted	325,000	$ 2.55
Options exercised	(3,000)	2.57
Options expired or cancelled	(42,000)	10.69

Balance at December 31, 2001	1,075,000	$ 4.78
Options granted	15,000	$ 1.10
Options expired or cancelled	(280,000)	9.16
Balance at December 31, 2002	810,000 =======	$ 3.19

The weighted average fair values of options granted in 2002, 2001 and 2000 were $.74, $1.65 and $2.35, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:
Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life in Years	Outstanding Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Weighted Average Exercise Price
$1.10	15,000	10.0	$1.10	-	$1.10
2.55	283,000	9.0	2.55	94,000	2.55
2.57	130,000	6.9	2.57	130,000	2.57
4.88	125,000	6.2	4.88	125,000	4.88
3.50	257,000	6.0	3.50	209,000	3.50
	810,000 ======		$3.19	558,000 ======	$3.43

As of December 31, 2001 and 2000, 627,000 and 476,000, respectively, of the outstanding options were exercisable at a weighted average exercise price of $6.17 and $6.84 per share, respectively.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2002

   STATEMENT OF FINANCIAL ACCOUNTING STANDARDS No. 123

SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost in the financial statements for such plans using the intrinsic value based method prescribed by APB 25, provided that certain pro forma disclosures are made of the net income or loss, assuming the fair value based method of SFAS 123 had been applied. For purposes of the pro forma disclosures presented below, the Company has computed the fair value of all options granted during 2002, 2001 and 2000 using the Black-Scholes pricing model and the following weighted average assumptions:

	2002	2001	2000

Risk-free interest rate	2.89%	4.39%	5.70%
Expected lives (years)	5	5	5
Expected volatility	83%	76%	79%
Expected dividend yield	0%	0%	0%

To estimate expected lives of options for this valuation, it was assumed options would be exercised at varying schedules after becoming fully vested. All options are initially assumed to vest. Cumulative compensation cost recognized in pro forma net income with respect to options that are forfeited and/or cancelled prior to vesting will be adjusted as a reduction of pro forma compensation expense in the period of forfeiture.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2002

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. If the Company had accounted for its stock-based compensation plan in 2002, 2001 and 2000 in accordance with SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reported as follows:

	2002	2001	2000
(In thousands, except per share data)

Reported net income (loss)	$(5,089) ====	$(4,347) ====	$1,051 ====
Deduct: Total stock-based employee compen- sation expense determined under the fair value method for all awards, net of related tax effects	(389)	(332)	(499)
Pro forma net income (loss)	$(5,478) ====	$(4,679) ====	$ 552 ====
Net income (loss) per share, as reported:
Basic	$ (.80) ====	$ (.67) ====	$ .16 ====
Diluted	$ (.80) ====	$ (.67) ====	$ .16 ====
Pro forma net income (loss) per share, as if the fair value method had been applied to all awards:
Basic	$ (.86) ====	$ (.72) ====	$ .08 ====
Diluted	$ (.86) ====	$ (.72) ====	$ .08 ====

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

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2002

6.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2002	2001	2000
	(In thousands, except per share data)

Net income (loss)	$(5,089) ====	$(4,347) ====	$1,051 ====
Weighted average shares outstanding	6,336	6,486	6,643
Net effect of dilutive stock options based on the treasury stock method	-	-	49
Weighted average shares and assumed conversions	6,336 ====	6,486 ====	6,692 ====
Earnings (loss) per share:
Basic	$ (.80) ====	$ (.67) ====	$ .16 ====
Diluted	$ (.80) ====	$ (.67) ====	$ .16 ====

Options to purchase 810,000, 1,075,000 and 408,000 shares of common stock of the Company were excluded from the computation of diluted earnings (loss) per share during 2002, 2001 and 2000, respectively, as inclusion of these options in the calculations would have been anti-dilutive.

7.    EMPLOYEE STOCK SAVINGS PLAN

The Company sponsors an Employee Stock Savings Plan (the "Plan"). The Plan allows eligible United States employees to contribute up to 100% of defined compensation to the Plan and to elect to have contributions not be subject to Federal income taxes under Section 401(k) of the Internal Revenue Code. The Company matches employee contributions to the Plan at a rate equal to 50% of the employee's contribution, but the Company's matching contribution is limited to 2% of the employee's defined compensation. The Company also makes a voluntary contribution of an amount equal to 1% of the defined compensation of all participants. The Company also contributes a profit sharing amount based on the consolidated profits of the Company. The maximum profit sharing contribution is 5% of compensation. The Company's contributions for matching, voluntary and profit sharing contributions (there were no profit sharing contributions in 2002 or 2001) were $103,000 in 2002, $123,000 in 2001 and, $144,000 in 2000. Employee contributions may be invested in Company stock or other investment options offered by the Plan. The Company's contributions, both matching and profit sharing, are invested solely in Company stock, and vest with the employee over six years. The Plan allows employees who are over age 55 and 100% vested in their employer contribution accounts to begin diversifying out of

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2002

amounts that have been invested in Company stock through Company contributions over a 10 year period, starting at 25% in the first year and progressively increasing to 100% diversification at year 10.

The Company registered and reserved 500,000 shares in 1992, and registered and reserved 500,000 additional shares in 2001, of common stock for sale to the Plan. The registration statements cover shares purchased both in the open market and from the Company. The Plan did not purchase any shares from the Company during the three-year period ending in 2002. The Plan purchased in the open market 54,000, 57,000 and 40,000 shares during 2002, 2001 and 2000, for an aggregate purchase price of $135,000, $193,000 and $180,000, respectively. At December 31, 2002, 450,000 reserved shares remain unissued under the registration statements.

8.    COMMITMENTS

The Company's Singapore subsidiary leases manufacturing and office facilities under non-cancelable operating lease agreements expiring in 2003. Rental expense for 2002, 2001 and 2000 was $318,000, $370,000 and $445,000, respectively.

Future minimum rental payments under operating leases in effect at December 31, 2002 are $291,000.

The Company leases manufacturing and office space in its U.S. facility to a third party under an agreement expiring in May 2003. Lease income for 2002, 2001 and 2000 was $294,000 $284,000 and $179,000, respectively.

  ACCRUED LIABILITIES

         Accrued liabilities at December 31, consist of the following:

	2002	2001
	(In thousands)
Payroll	$384	$ 523
Warranty	41	87
Insurance payable	-	63
Deferred income	55	28
Professional fees	91	20
Other	81	108
	$652 ===	$ 829 ====

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2002

10.    ASSET IMPAIRMENTS, RESTRUCTURING AND SEVERANCE COSTS

The Company recorded provisions for asset impairments, restructuring and severance costs as follows:

	2002	2001	2000
	(In thousands)

Increase in reserve for impairment of assets held for sale	$ 750	$ -	$100
Severance expenses	667
Write-off of investments	500	54	316
Impairment of long-lived assets	93	145	-
Future lease payments	82	-	-
Other restructuring costs	54	-	-
Write off of impaired goodwill	-	221	-
	$2,146 ====	$420 ===	$416 ===

The following table presents activity in the accrued restructuring costs account during the twelve months ended December 31, 2002 (in thousands):

Accrued costs at January 1, 2002	$ 19
Provision for restructuring:
Employee severance	667
Lease payments	82
Other costs and expenses	54
803
Cash payments charged to accounts:
Employee severance	667
Lease payments	35
Other costs and expenses payments	28
730
Accrued costs at December 31, 2002	$ 92 ===

The Company shut down a Services facility in North Carolina in April 1998. The land and a building previously occupied by the Services operation are presented as assets held for sale in the accompanying consolidated balance sheets. The Company increased the impairment reserve related to the land and building to $200,000 in 2000 by recording an additional $100,000 impairment reserve in the second quarter of 2000. In the third quarter of 2002, the reserve was increased by $700,000, based on the results of an appraisal. The reserve was recorded to state the assets at the lower of carrying amount or fair value, less cost to sell. The assets held for sale have been actively marketed since 1998 at an asking price that is estimated to be a price that would be paid by an end user, although no assurances can be given that they will be sold during 2003.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2002

The Company, during 2001, completed a review of the Singapore subsidiary's decline in revenues, changes in operations and the results of a program to refocus and diversify its activities. Based on the review, $145,000 of impaired fixed assets were written off or written down and impaired goodwill with a net book value of $221,000 was written off.

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

In July 2002, the Company's Board of Directors approved a plan that restructured the Power Sources business segment. The restructuring resulted in the liquidation of the Company's Costa Rica subsidiary and closing of its facility in Costa Rica effective August 31, 2002. The Company recorded a restructuring provision totaling $200,000 in the quarter ended September 30, 2002. The provision included severance costs of $96,000 related to 39 employees who were terminated during the third quarter of 2002, $50,000 for asset impairment of the subsidiary's plant and $54,000 for other costs associated with the restructuring. The plant owned by the subsidiary has been listed for sale, resulting in a $670,000 increase in the Company's assets held for sale and a $720,000 decrease in land and building and improvement costs. See also Note 11 which reports the sale of this facility in January 2003. The Company recorded a U.S. income tax benefit of $2.2 million in the last half of 2002 ($1.6 million in the third quarter and $0.6 million in the fourth quarter) as a result of the liquidation of the Costa Rican subsidiary. The Company currently anticipates receiving the tax refund related to the tax benefit in the second quarter of 2003.

The Company is forecasting that reduced demand for its products and services will continue into 2003. The Company terminated 19 employees at its U.S. facility in the third quarter of 2002 and recorded severance costs totaling $233,000. The Company's Singapore facility terminated 40 employees in the fourth quarter of 2002 and recorded severance costs of $186,000. The reduction in personnel resulted in the Company's worldwide personnel level being reduced to approximately 110 employees.

Assets held-for-sale at the dates indicated, consist of the following (in thousands):

	December 31,
	2002	2001
Land and building - North Carolina	$2,235	$2,235
Land and building - Costa Rica	720	-
	2,955	2,235
Impairment reserve	950	200
	$2,005 ====	$2,035 ====

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2002

11.    SUBSEQUENT EVENT

On January 20, 2003 the Company completed the sale of the building formerly occupied by its Costa Rica subsidiary. Cash proceeds of $825,000 were received, resulting in a gain of $155,000 which will be reported in the first quarter of 2003.

12.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2002
Net sales	$1,234	$1,547	$ 807	$ 453
Gross profit	70	316	(300)	(396)
Net income (loss)	(1,651) (1)	(1,055)	(962) (2)	(1,421)	(3)
Earnings (loss) per share:
Basic	(.26)	(.17)	(.15)	(.80)
Diluted	(.26)	(.17)	(.15)	(.80)

2001
Net sales	$6,027	$3,574	$1,147	$1,334
Gross profit	2,630	1,067	(795)	(273)
Net income (loss)	319	(711) (4)	(1,910)	(2,045)	(5)
Earnings (loss) per share:
Basic	.05	(.11)	(.29)	(.32)
Diluted	.05	(.11)	(.29)	(.32)

(1)	Includes charges of $323 for severance, fixed asset impairment and lease abandonment at the Singapore subsidiary.
(2)

Includes charges of $700 to write down the value of the Company's former North Carolina facility held for sale, $232 for severance costs related to a staff reduction at its Houston operations, and $200 for severance and other shutdown costs at its former Costa Rican operations, offset by a tax benefit of $1,650 related to the dissolution of the Costa Rican subsidiary.

(3)

Includes charges of $500 to record the permanent impairment of an investment in a start-up technology company, $186 for additional staff reductions at the Singapore facility, offset by a tax benefit of $550 related to the dissolution of the Costa Rican subsidiary.

(4)	Includes an asset impairment write down of $54 related to a permanent decline in the value of a marketable security.
(5)

Includes expenses of $145 relating to write-off of fixed assets and certain other expenses and a write-off of $221 of impaired goodwill of the Singapore subsidiary related to the loss of revenues from a customer and a decline in revenues at the Singapore facility.

RELIABILITY INCORPORATED
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended December 31, 2002, 2001 and 2000
(In thousands)

	2002	2001	2000
Reserves for obsolete and excess inventory:
Reserves at beginning of year	$303	$ 326	$428
Additions charged to costs and expenses	77	154	103
Amounts charged to reserve	(100)	(177)	(205)
Reserves at end of year	$280 ===	$ 303 ===	$326 ===

S-1

RELIABILTY INCORPORATED
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

PART III
Item 10.	Directors and Executive Officers of the Registrant.

The information required by Item 10 is incorporated by reference from the Company's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2002, except regarding executive officers, which appears as Item 4A. in Part I.

Item 11.	Executive Compensation.

The information required by Item 10 is incorporated by reference from the Company's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2002.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 10 is incorporated by reference from the Company's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2002.

Item 13.	Certain Relationships and Related Transactions.
Not applicable.

Item 14.	Controls and Procedures.
(a)

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-5 under the Securities Exchange Act. Based on that evaluation, the Company's Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

(b)

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in the preceding paragraph.

PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(a)	The following financial statements are filed as part of this report:
	1.	Consolidated Financial Statements and Supplementary Data. Listed in the Index to Financial Statements provided in response to Item 8 hereof (see p. F-1 for Index)
	2.	Financial Statement Schedule. Listed in the Index to Financial Statements provided in response to Item 8 hereof (see p. F-1 for Index).

All other schedules are omitted because they are inapplicable or the required information is shown in the financial statements or noted therein.

(b)	The following exhibits are filed as part of this report:
	3.1	Restated Articles of Incorporation (with amendment). Reference is made to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
	3.2	Amended and Restated Bylaws. Reference is made to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.
	21.	List of Subsidiaries.
	23.	Consent of Independent Auditors, dated March 10, 2003, related to Employee Stock Savings Plan and Trust.
	23.1	Consent of Independent Auditors, dated March 10, 2003, related to Amended and Restated 1997 Stock Option Plan.
	99.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(c)	Reports on Form 8-K during the last quarter of the fiscal year covered by this report:
Current Report on Form 8-K filed October 17, 2002 pursuant to Item 5 (Other Events)

SIGNATURES

Pursuant to the requirements of Section 13 or (15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 13, 2003
RELIABILITY INCORPORATED (Registrant) BY /s/ James Harwell James Harwell, Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE: March 13, 2003
BY /s/ Larry Edwards Larry Edwards, Chairman of the Board of Directors, President and Chief Executive Officer
DATE: March 13, 2003
BY /s/ James Harwell James Harwell, Executive Vice President and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Larry Edwards Larry Edwards, Director	DATE: March 13, 2003
/s/ W. L. Hampton W. L. Hampton, Director	DATE: March 13, 2003
/s/ John R. Howard John R. Howard, director	DATE: March 13, 2003
/s/ Thomas L. Langford Thomas L. Langford, Director	DATE: March 13, 2003
/s/ Philip Uhrhan Philip Uhrhan, Director	DATE: March 13, 2003

CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Larry Edwards, certify that:

1.	I have reviewed this annual report on Form 10-K of Reliability Incorporated;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Larry Edwards
Larry Edwards
Chief Executive Officer
March 13, 2003

CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James Harwell, certify that:

1.	I have reviewed this annual report on Form 10-K of Reliability Incorporated;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ James Harwell
James Harwell
Acting Chief Financial Officer
March 13, 2003

RELIABILITY INCORPORATED

INDEX TO EXHIBITS
Exhibit Number	Description

21.	List of Subsidiaries.
23.	Consent of Independent Auditors, dated March 10, 2003, related to Employee Stock Savings Plan and Trust.
23.1	Consent of Independent Auditors, dated March 10, 2003, related to Amended and Restated 1997 Stock Option Plan.
99.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.