Form 10-Q
period 2003-03-31
RELIABILITY INC
filed 2003-05-12
CIK 34285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003

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
as of May __, 2003

RELIABILITY INCORPORATED
FORM 10-Q

TABLE OF CONTENTS

March 31, 2003

PART I - FINANCIAL INFORMATION
		Page No.
Item 1.	Financial Statements: Consolidated Balance Sheets: March 31, 2003 and December 31, 2002	3
	Consolidated Statements of Operations: Three Months Ended March 31, 2003 and 2002	4
	Consolidated Statements of Cash Flows: Three Months Ended March 31, 2003 and 2002	5
	Notes to Consolidated Financial Statements	6-11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-14
Item 3.	Quantitative and Qualitative Disclosure of Market Risk	14
Item 4.	Controls and Procedures	15

	PART II - OTHER INFORMATION
Item 5.	Other Information	16
Item 6.	Exhibits and Reports on Form 8-K.	16
Signatures		17

The information furnished in this report reflects all adjustments (none of which were other than normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

RELIABILITY INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS
	March 31, 2003 (unaudited)	December 31, 2002 (Note 1)
Current assets:
Cash and cash equivalents	$ 5,447	$ 6,117
Accounts receivable	304	296
Inventories	1,329	1,326
Refundable income taxes	3,751	3,677
Other current assets	99	86
Total current assets	10,930	11,502
Property, plant and equipment, at cost:
Machinery and equipment	13,810	13,774
Buildings and improvements	4,556	4,549
Land	230	230
	18,596	18,553
Less accumulated depreciation	14,307	14,130
	4,289	4,423

Investments	195	178
Assets held for sale	1,285	2,005
	$16,699 =====	$18,108 =====
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 147	$ 122
Accrued liabilities	593	652
Income taxes payable	27	29
Accrued restructuring costs	77	92
Total current liabilities	844	895

Deferred tax liabilities	133	53
Stockholders' equity:
Common stock, without par value; 20,000,000 shares authorized; 6,690,265 shares issued	9,614	9,614
Retained earnings	7,218	8,668
Accumulated other comprehensive loss	(16)	(28)
Less treasury stock at cost, 354,300 shares in 2003 and 2002	(1,094)	(1,094)
Total stockholders' equity	15,722	17,160
	$16,699 =====	$18,108 =====

See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
	Three Months Ended March 31,
	2003	2002
	(unaudited)
Revenues:
Product sales	$ 205	$ 830
Services	223	404
	428	1,234
Costs and expenses:
Cost of product sales	328	545
Cost of services	421	619
Marketing, general and administrative	829	1,012
Research and development	470	699
    Asset impairment and restructuring costs
	-	323
	2,048	3,198
Operating loss	(1,620)	(1,964)
Interest income	16	46
Gain on sale of building	155	-
Loss before income taxes	(1,449)	(1,918)
Provision (benefit) for income taxes:
Current	(74)	(268)
Deferred	74	1
	-	(267)
Net loss	$(1,449) =====	$(1,651) ====
Loss per share:
Basic	$ (.23) =====	$ (.26) =====
Diluted	$ (.23) =====	$ (.26) =====
Weighted average shares:
Basic	6,336 =====	6,336 =====
Diluted	6,336 =====	6,336 =====

See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months Ended March 31,
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net loss	$(1,449)	$(1,651)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	217	274
Provision for deferred income taxes	74	1
Provision for inventory obsolescence	15	9
             Provision for asset impairment and restructuring costs
	-	323
Gain on disposal of fixed assets	(155)	-
Changes in operating assets and liabilities:
Accounts receivable	(8)	(115)
Inventories	(18)	20
Refundable income taxes	(74)	(268)
Other current assets	(13)	68
Accounts payable	25	(6)
Accrued liabilities	(9)	1
Income taxes payable	(2)	6
Cash payments charged to restructuring reserve	(15)	(156)
Total adjustments	37	157
Net cash used by operating activities	(1,412)	(1,494)
Cash flows from investing activities:
Expenditures for property and equipment	(83)	(163)
Proceeds from sale of assets held for sale	825	-
Net cash provided (used) by investing activities	742	(163)
Cash flows from financing activities:
Net cash provided (used) by financing activities	-	-
Effect of exchange rate changes on cash	-	(2)
Net decrease in cash	(670)	(1,659)
Cash and cash equivalents:
Beginning of period	6,117	12,302
End of period	$5,447 =====	$10,643 =====

See accompanying notes.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The consolidated financial statements include the financial transactions and accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

For the quarter ended March 31, 2003, the Company recorded no tax benefits on its operating loss, as the loss will have to be carried forward and realization of any benefit is uncertain. The offsetting current and deferred provision amounts result from additional deductions claimed on the Company's 2002 federal tax return which was filed during the quarter.

For the quarter ended March 31, 2002, U.S. losses were benefitted, as carryback benefits were available. No benefit was provided for foreign losses, thus the tax benefit rate was less than the U.S. statutory rate of 34%.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include (in thousands):

	March 31, 2003	December 31, 2002
Raw materials	$ 493	$ 501
Work-in-progress	578	538
Finished goods	258	287
	$1,329 ====	$1,326 ====

Inventories are presented net of reserves for excess and obsolete inventories of $294,000 and $280,000 at March 31, 2003 and December 31, 2002, respectively.

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

Marketable equity securities are classified as available-for-sale and are carried at their fair value on the balance sheet, with unrealized gains and losses, net of applicable income taxes of $(8,000) and $(14,000) at March 31, 2003 and December 31, 2002, respectively, reported as a separate component of stockholders' equity. Marketable equity securities are stated at market value, as determined by the most recently published trade price of the securities at the balance sheet date.

The following table summarizes the Company's investment in securities (in thousands) at the dates indicated:

	March 31, 2003	December 31, 2002
Marketable equity securities, at cost	$219	$219
Unrealized net losses on marketable securities	(24)	(41)
	$195	$178
Amount classified as current	-	-
Amount classified as long-term	$195 ===	$178 ===

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

2.  SEGMENT INFORMATION

The following table presents reportable segment information (in thousands) for the periods indicated:

	Three Months Ended March 31,

  2003
		2002
Revenues from external customers:

Testing Products	$ 77	$ 675
Services	223	404
Power Sources	128	155
Intersegment revenues:
Testing Products	11	23
Services		-
Power Sources		-
Eliminations	(11)	(23)
	$ 428 ===	$1,234 ====
Operating loss:
Testing Products	$ (909)	$ (812)
Services	(273)	(375)
Power Sources	(275)	(358)
Asset impairment and restructuring costs of a Services operation	-	(323)
General corporate expenses	(163)	(96)
Operating loss	$(1,620) ====	$(1,964) ====

Total assets by reportable segment as of the dates indicated are as follows (in thousands):

	March 31, 2003	December 31, 2002
Testing Products	$ 4,705	$ 5,434
Services	1,930	1,927
Power Sources	429	266
General corporate assets	9,635	10,481
	$16,699 =====	$18,108 =====

For the periods indicated above, there were no material changes in the accounting policies and procedures used to determine segment income or loss.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

Three Months Ended March 31,
	2003	2002

Net loss	$(1,449) ====	$(1,651) =====
Weighted average shares outstanding
	6,336	6,336
Net effect of dilutive stock options based on the treasury stock method	-	-
Weighted average shares and assumed conversions	6,336 =====	6,336 =====

Income (loss) per share:
Basic	$ (.23) =====	$ (.26) =====
Diluted	$ (.23) =====	$ (.26) =====

Options to purchase an average of 769,000 and 1,072,000 shares of common stock of the Company were excluded from the computation of the diluted loss income per share during the three months ended March 31, 2003 and 2002, respectively, as inclusion of these options in the calculations would have been anti-dilutive.

4.  COMPREHENSIVE LOSS

The only difference between the total comprehensive loss and the net loss reported on the Consolidated Statements of Operations arises from unrealized gains and losses on available-for-sale securities. The Company's total comprehensive loss (in thousands) for the periods indicated, is as follows:

	Three Months Ended March 31,
	2003	2002

Net loss	$(1,449)	$(1,651)
Unrealized net gains (losses) on marketable equity securities
	12	(6)
Total comprehensive loss	$(1,437) ====	$(1,657) ====

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

5.  ASSET IMPAIRMENT AND RESTRUCTURING COSTS

The following table reports activity in the accrued restructuring costs account during the three months ended March 31, 2003 (in thousands):

Accrued costs at January 1, 2003	$ 92
Cash payments charged to accounts:
Lease payments	(15)
Accrued costs at March 31, 2003	$ 77 ===

6.  SALE OF BUILDING

On January 20, 2003 the Company completed the sale of the building formerly occupied by its Costa Rica subsidiary. Cash proceeds of $825,000 were received, resulting in a gain of $155,000.

7.  STOCK OPTION PLAN

The Company has a stock option plan that provides for the grant of options to employees and directors of the Company. The term and vesting of each option is determined by the Board of Directors. The Company accounts for stock options using the intrinsic value based method prescribed by APB 25. Had the Company elected to account for stock options using the fair value method described in SFAS No. 123, the Company's reported net loss would have increased to the amounts shown below:

	Three Months Ended March 31,
	2003	2002
Reported net loss	$(1,449)	$(1,651)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(32)	(84)
Pro forma net loss	$(1,481) ====	$(1,735) ====
Net loss per share, as reported:
Basic	$ (.23) ====	$ (.26) ====
Diluted	$ (.23) ====	$ (.26) ====
Pro forma net loss per share, as if the fair value method had been applied to all awards:
Basic	$ (.23) ====	$ (.27) ====
Diluted	$ (.23) ====	$ (.27) ====

The pro forma disclosures above are not necessarily indicative of the effects of applying SFAS 123 in future periods.

8.  SUBSEQUENT EVENT - REDUCTION IN WORKFORCE

Due to a continued lack of demand for the Company's testing products and power sources, the Company reduced its Houston-based workforce by 25% in April 2003. Severance costs of $234,000 were incurred and will be reported in the second fiscal quarter.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2003

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

CRITICAL ACCOUNTING POLICIES AND COMMENTS RELATED TO OPERATIONS

The Company has defined a critical accounting policy as one that is both important to the portrayal of the Company's financial condition and results of operations and requires the management of the Company to make difficult, subjective or complex judgments. Estimates and assumptions about future events and their effects cannot be perceived with certainty. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies and Estimates as disclosed in our Form 10-K for the year ended December 31, 2002.

The Management's Discussion included in the Form 10-K for the year ended December 31, 2002 includes discussion of various factors related to the decline in the Company's revenues and items related to the Company's results of operations, liquidity and markets. There have been no significant changes in most of the factors discussed in the Form 10-K and many of the items discussed in the Form 10-K are relevant to 2003 operations; thus the reader of this document should read the Management's Discussion included in Form 10-K for the year ended December 31, 2002.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2003

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of Reliability's liquidity have historically been cash provided by operations and working capital. As of March 31, 2003 the Company's working capital was $10.1 million, of which $5.4 million was cash and cash equivalents. Changes in the Company's financial condition and liquidity since December 31, 2002 are generally attributable to the net loss incurred in the quarter ended March 31, 2003.

Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following chart. The periods presented that are related to profitability ratios are for the three months ended March 31, and twelve months ended December 31:

	March 31,	December 31,	March 31,
	2003	2002	2002

Working capital:
Working capital (in thousands)	$10,086	$10,607	$12,354
Current ratio	13.0 to 1	12.9 to 1	11.8 to 1

Equity ratios:
Total liabilities to equity	0.1	0.1	0.1
Assets to equity	1.1	1.1	1.1
Profitability ratios:
Gross profit	(75)%	(8)%	6%
Return on revenues	(339)%	(126)%	(134)%
Return on assets (annualized)	(35)%	(28)%	(30)%
Return on equity (annualized)	(37)%	(30)%	(32)%

Net cash used by operating activities for the three months ended March 31, 2003 was $1.4 million, compared with $1.5 million used by operations in the comparable quarter of 2002.

Net cash provided by investment activities during the first three months of 2003 was $742,000 compared to $163,000 used in investment activities during the comparable quarter of 2002. Net cash provided was primarily proceeds from the sale of the Company's property in Costa Rica.

During the recent and ongoing downturn of the semiconductor industry, the Company has sustained significant negative financial trends, including substantial decreases in revenues, net income, backlog, and cash flows from operating activities. Key customers have continued to delay or reduce expenditures for the Company's products and services. Management believes such trends may continue in the near term. Throughout this downturn, the Company has continued to restructure its operations and cost structure.

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

March 31, 2003

have continued to delay capital expenditures for new capacity, and no sales have been made to date. While management believes that the first sales of the CRITERIA 20 will occur in late 2003, no assurances can be made that market demand will return or that market acceptance can be achieved in that time frame.

Considering the results of management's recent cost-cutting and restructuring actions, the Company's limited financial obligations, its current cash balances, and expected proceeds from the tax refund expected in the second quarter of 2003, management believes that it has sufficient cash to meet its working capital and capital equipment needs through fiscal 2003 and into 2004. Depending on the Company's growth, profitability and other factors, including market conditions, the Company may require additional capital resources after fiscal 2003. There can be no assurances that additional financing will be available when required or that such financing can be obtained on terms satisfactory to the Company.

RESULTS OF OPERATIONS

Three months ended March 31, 2003 compared to three months ended March 31, 2002.

Revenues. Revenues in the first quarter of 2003, while 65% lower than the first quarter of 2002, were only 6% lower than the fourth quarter of 2002. Revenues in the Testing Products and Power Sources segments were down sequentially, while revenues in the Testing Services segment increased by $44,000, or 25% over the previous quarter.

Costs and Expenses. Total costs and expenses in the first quarter of 2003 decreased by $1,150,000 from the comparable quarter in 2002 and by $881,000 from the fourth quarter of 2002. Excluding provisions for asset impairment, restructuring and severance, the decrease from the first and fourth quarters of 2002 were $827,000 and $190,000, respectively. Expense reductions are largely the result of cost controls and restructuring actions taken by management to improve the Company's cost structure in response to the continuing economic slowdown.

Additionally, the Company reduced its Houston-based workforce by 25% in April 2003. Severance costs of $234,000 were incurred and will be reported in the second fiscal quarter.

Income Taxes. No tax benefit was recorded on the operating loss incurred in the quarter ended March 31, 2003, as no carryback benefits were available and realization of tax benefits in future periods is uncertain. In the prior year, the Company was able to offset its taxable loss against taxes paid in prior years and file a refund claim.

Item 3. Quantitative and Qualitative Disclosure of Market Risk.

There have been no material changes in the market risk disclosures reported in the Company's Annual Report on Form 10-K filed for the year ended December 31, 2002.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2003

Item 4. Controls and Procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation , under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-5 under the Securities Exchange Act. Based on that evaluation, the Company's Chief Executive Officer and Acting Chief Financial Officer had concluded that the Company's disclosure controls and procedures are effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in the preceding paragraph.

RELIABILITY INCORPORATED
OTHER INFORMATION

PART II - OTHER INFORMATION

March 31, 2003

Items 1 through 4 are not applicable and have been omitted.

Item 5. Other information.

On April 1, 2003, the Company received a letter from the Nasdaq Stock Market regarding noncompliance with the qualification standards for continued listing of its common stock on the Nasdaq National Market, as a result of the closing bid price of the Company's common stock being less than $1.00 for 30 consecutive business days. The Company will have 180 calendar days, or until September 29, 2003 to regain compliance. If at anytime before September 29, 2003, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 and up to 20 consecutive trading days the Company will have achieved compliance with this qualification standard. If compliance cannot be demonstrated by September 29, 2003 the Company may appeal to a Listing Qualifications Panel or may apply to transfer its common stock to the Nasdaq SmallCap Market.

On April 16, 2003, the Company received an additional letter from the Nasdaq Stock Market regarding noncompliance with the qualification standards for continued listing of its common stock on the Nasdaq National Market as a result of the market value of the Company's publicly held shares being less than $5,000,000 for the last 30 consecutive trading days. The Company will have 90 calendar days, or until July 15, 2003, to regain compliance. If at anytime before July 15, 2003, the market value of the Company's publicly held shares is $5,000,000 or greater for a minimum of 10 consecutive trading days, the Company will have regained compliance with this qualification standard. If compliance cannot be demonstrated by July 15, 2003 the Company may appeal to a Listing Qualifications Panel or may apply to transfer its common stock to the Nasdaq SmallCap Market.

Item 6. Exhibits and Reports on Form 8-K:
(a)	The following exhibits are filed as part of this report:
99.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002
(b)	Reports on form 8-K.
Current report on Form 8-K filed on February 12, 2003, pursuant to Item 12.

RELIABILITY INCORPORATED
SIGNATURES

March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED (Registrant)
May __, 2003	Larry Edwards Larry Edwards President and Chief Executive Officer
May __, 2003	James M. Harwell James M. Harwell Acting Chief Financial Officer

CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Larry Edwards, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Reliability Incorporated;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and
c)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Larry Edwards
Larry Edwards
Chief Executive Officer
May __, 2003

CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James Harwell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Reliability Incorporated;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and
c)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ James Harwell
James Harwell
Acting Chief Financial Officer
May __, 2003