Form 10-Q/A
period 2003-03-31
RELIABILITY INC
filed 2003-05-19
CIK 34285

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
as of May 12, 2003

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

RELIABILITY INCORPORATED (Registrant)
May 12, 2003	Larry Edwards Larry Edwards President and Chief Executive Officer
May 12, 2003	James M. Harwell James M. Harwell Acting Chief Financial Officer

CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Larry Edwards, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Reliability Incorporated;
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

/s/ Larry Edwards
Larry Edwards
Chief Executive Officer
May 12, 2003

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
May 12, 2003