Form 10-Q
period 2003-06-30
RELIABILITY INC
filed 2003-08-05
CIK 34285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

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
as of August 5, 2003

RELIABILITY INCORPORATED
FORM 10-Q

TABLE OF CONTENTS

June 30, 2003

PART I - FINANCIAL INFORMATION
		Page No.
Item 1.	Financial Statements: Consolidated Balance Sheets: June 30, 2003 and December 31, 2002	3
	Consolidated Statements of Operations: Six Months Ended June 30, 2003 and 2002 Three Months Ended June 30, 2003 and 2002	4 5
	Consolidated Statements of Cash Flows: Six Months Ended June 30, 2003 and 2002	6
	Notes to Consolidated Financial Statements	7-13
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-17
Item 3.	Quantitative and Qualitative Disclosure of Market Risk	17
Item 4.	Controls and Procedures	18
	PART II - OTHER INFORMATION
Item 1 through Item 4.	Not applicable.	19
Item 5.	Other information	19
Item 6.	Exhibits and Reports on Form 8-K.	20
Signatures		21

The information furnished in this report reflects all adjustments (none of which were other than normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

RELIABILITY INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS
	June 30, 2003 (unaudited)	December 31, 2002 (Note 1)
Current assets:
Cash and cash equivalents	$ 7,764	$ 6,117
Accounts receivable	284	296
Inventories	1,243	1,326
Refundable income taxes	-	3,677
Other current assets	50	86
Total current assets	9,341	11,502
Property, plant and equipment, at cost:
Machinery and equipment	13,813	13,774
Buildings and improvements	4,555	4,549
Land	230	230
	18,598	18,553
Less accumulated depreciation	14,521	14,130
	4,077	4,423

Investments	158	178
Assets held for sale	1,335	2,005
	$14,911 =====	$18,108 =====
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 94	$ 122
Accrued liabilities	621	652
Income taxes payable	20	29
Accrued restructuring costs	37	92
Total current liabilities	772	895

Deferred tax liabilities	132	53
Stockholders' equity:
Common stock, without par value; 20,000,000 shares authorized; 6,690,265 shares issued	9,614	9,614
Retained earnings	5,509	8,668
Accumulated other comprehensive loss	(22)	(28)
Less treasury stock, at cost, 354,300 shares in 2003 and 2002	(1,094)	(1,094)
Total stockholders' equity	14,007	17,160
	$14,911 =====	$18,108 =====

See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

Six Months Ended June 30,

	2003	2002
	(unaudited)
Revenues
Product sales	$ 455	$ 2,017
Services	412	764
	867	2,781
Costs and expenses:
Cost of product sales	679	1,149
Cost of services	890	1,246
Marketing, general and administrative	1,607	2,070
Research and development	833	1,484
    Asset impairment and restructuring costs
	237	323
	4,246	6,272
Operating loss	(3,379)	(3,491)
Interest income	36	86
Other income	185	-
Loss before income taxes	(3,158)	(3,405)
Provision (benefit) for income taxes:
Current	(74)	(709)
Deferred	74	10
	-	(699)
Net loss	$(3,158) =====	$(2,706) =====
Loss per share:
Basic	$ (.50) =====	$ (.43) =====
Diluted	$ (.50) =====	$ (.43) =====
Weighted average shares:
Basic	6,336 =====	6,336 =====
Diluted	6,336 =====	6,336 =====

See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

Three Months Ended June 30,

	2003	2002
	(unaudited)
Revenues
Product sales	$ 250	$ 1,187
Services	189	360
	439	1,547
Costs and expenses:
Cost of product sales	350	604
Cost of services	469	627
Marketing, general and administrative	778	1,058
Research and development	363	785
    Asset impairment and restructuring costs
	237	-
	2,197	3,074
Operating loss	(1,758)	(1,527)
Interest income	20	40
Other income	29	-
Loss before income taxes	(1,709)	(1,487)
Provision (benefit) for income taxes:
Current	-	(441)
Deferred	-	9
	-	(432)
Net loss	$(1,709) =====	$(1,055) =====
Loss per share:
Basic	$ (.27) =====	$ (.17) =====
Diluted	$ (.27) =====	$ (.17) =====
Weighted average shares:
Basic	6,336 =====	6,336 =====
Diluted	6,336 =====	6,336 =====

See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
Six Months Ended June 30,

	2003	2002
	(unaudited)
Cash flows from operating activities:
Net loss	$(3,158)	$(2,706)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	432	539
Provision (benefit) for deferred income taxes	74	10
Provision for inventory obsolescence	58	-
             Provision for asset impairment and restructuring costs
	-	323
Gain on sale of assets held-for-sale	(155)	-
Gain on sale of investments	(30)	-
Changes in operating assets and liabilities:
Accounts receivable	12	(279)
Inventories	26	(89)
Refundable income taxes	3,677	(765)
Other current assets	36	(9)
Accounts payable	(27)	(50)
Accrued liabilities	(31)	37
Income taxes payable	(9)	(1)
Cash payments charged to restructuring reserve	(55)	(158)
Total adjustments	4,008	(442)
Net cash provided (used) by operating activities	850	(3,148)
Cash flows from investing activities:
Expenditures for property and equipment	(86)	(212)
Proceeds from sale of assets held for sale	825	-
Proceeds from sale of investments	58	-
Net cash provided (used) by investing activities	797	(212)
Cash flows from financing activities:
Net cash provided (used) by financing activities	-	-
Effect of exchange rate changes on cash	-	8
Net (decrease) increase in cash	1,647	(3,352)
Cash and cash equivalents:
Beginning of period	6,117	12,302
End of period	$ 7,764 =====	$ 8,950 =====
Supplemental disclosure: Income taxes paid	$ 9 =====	$ 102 =====

See accompanying notes.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

For the six months ended June 30, 2003, the Company recorded no tax benefits on its operating loss, as the loss will have to be carried forward and realization of any benefit is uncertain. The offsetting current and deferred provision amounts result from additional deductions claimed on the Company's 2002 federal tax return which was filed during the quarter ended March 31, 2003.

For the six months ended June 30, 2002, U.S. losses were benefitted, as carryback benefits were available. No benefit was provided for foreign losses, thus the tax benefit rate was less than the U.S. statutory rate of 34%.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include (in thousands):

	June 30, 2003	December 31, 2002
Raw materials	$ 433	$ 501
Work-in-progress	539	538
Finished goods	271	287
	$1,243 ====	$1,326 ====

Inventories are presented net of reserves for excess and obsolete inventories of $318,000 and $280,000 at June 30, 2003 and December 31, 2002, respectively.

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

Marketable equity securities are classified as available-for-sale and are carried at their fair value on the balance sheet, with unrealized gains and losses, net of applicable income taxes of $(9,000) and $(14,000) at June 30, 2003 and December 31, 2002, respectively, reported as a separate component of stockholders' equity. Marketable equity securities are stated at market value, as determined by the most recently published trade price of the securities at the balance sheet date.

The following table summarizes the Company's investment in securities (in thousands) at the dates indicated:

	June 30, 2003	December 31, 2002
Marketable equity securities, at cost	189	$219
Unrealized net losses on marketable securities	(31)	(41)
	$158	$178
Amount classified as current	-	-
Amount classified as long-term	$158 ===	$178 ===

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

2.  SEGMENT INFORMATION

The following table presents reportable segment information (in thousands) for the periods indicated:

Six Months Ended June 30,			Three Months Ended June 30,

    2003
	2002		2003	2002

Revenues from external customers:

Testing Products	$ 235	$ 1,740	$ 158	$1,065
Services	412	764	189	360
Power Sources	220	277	92	122

Intersegment revenues:
Testing Products	41	100	30	77
Services	-	-	-	-
Power Sources	-	-	-	-
Eliminations	(41)	(100)	(30)	(77)
	$ 867 ====	$2,781 ====	$ 439 =====	$1,547 ====

Operating income (loss):
Testing Products	$(1,818)	$(1,447)	(909)	$ (635)
Services	(628)	(807)	(355)	(432)
Power Sources	(615)	(716)	(340)	(358)
Provision for asset impairments and restructuring of Services operation	-	(323)	-	-
General corporate expenses	(97)	(198)	(154)	(102)
Operating (loss)	$(3,158) ====	$(3,491) ====	$(1,758) ====	$(1,527) ====

Total assets by reportable segment as of the dates indicated are as follows (in thousands):

	June 30, 2003	December 31, 2002
Testing Products	$ 4,478	$ 5,434
Services	1,721	1,927
Power Sources	354	266
General corporate assets	8,358	10,481
	$14,911 =====	$18,108 =====

For the periods indicated above, there were no material changes in the accounting policies and procedures used to determine segment income or loss.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

3. EARNINGS PER SHARE

The following table sets forth the computation of the basic and diluted (loss) per share (in thousands, except per share data):

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002

Net (loss)	$(3,158) ====	$(2,706) ====	$(1,709) ====	$(1,055) ====
Weighted average shares outstanding
	6,336	6,336	6,336	6,336
Net effect of dilutive stock options based on the treasury stock method	-	-	-	-
Weighted average shares and assumed conversions	6,336 ====	6,336 ====	6,336 ====	6,336 ====

(Loss) per share:
Basic	$ (.50) ====	$ (.43) ====	$ (.27) ====	$ (.17) ====
Diluted	$ (.50) ====	$ (.43) ====	$ (.27) ====	$ (.17) ====

Options to purchase an average of 758,000 and 576,000 shares of common stock of the Company were excluded from the computation of the diluted (loss) per share during the six months ended June 30, 2003 and 2002, respectively, as inclusion of these options in the calculations would have been anti-dilutive.

4.  COMPREHENSIVE LOSS

The only difference between the total comprehensive loss and the net loss reported on the Consolidated Statements of Operations arises from unrealized gains and losses on available-for-sale securities. The Company's total comprehensive (loss), in thousands, for the periods indicated, is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002

Net (loss)	$(3,158)	$(2,706)	$(1,709)	$(1,055)
Unrealized net gains (losses) on      marketable equity securities
	(24)	(52)	(40)	(46)
Less: reclassification adjustment for gains included in net income	30	-	30	-
Total comprehensive (loss)	$(3,152) =====	$(2,758) =====	$(1,719) =====	$(1,101) =====

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

5.  ASSET IMPAIRMENT AND RESTRUCTURING COSTS

The following table reports activity in the accrued restructuring costs account during the six months ended June 30, 2003 (in thousands):

Accrued costs at January 1	$ 92

Cash payments charged to accounts:
Lease payments and professional fees	(55)

Accrued costs at June 30	$ 37 ===

Due to a continued lack of demand for the Company's testing products and power sources, the Company reduced its Houston-based workforce by 25% in April 2003. Severance costs of $237,000 were incurred and paid in the quarter ended June 30, 2003

6. OTHER INCOME

On January 20, 2003 the Company completed the sale of the building formerly occupied by its Costa Rica subsidiary. Cash proceeds of $825,000 were received, resulting in a gain of $155,000.

During the quarter ended June 30, 2003, the Company sold various investment securities and realized a net gain of $30,000.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

7.  STOCK OPTION PLAN

The Company has a stock option plan that provides for the grant of options to key employees and directors of the Company. The term and vesting of each option is determined by the Board of Directors. The Company accounts for stock options using the intrinsic value based method prescribed by APB 25. Had the Company elected to account for stock options using the fair value method described in SFAS No. 123, the Company's reported net loss would have increased to the amounts shown below:

	Six months ended June 30		Three months ended June 30
	2003	2002	2003	2002
Reported net loss	$(3,158)	$(2,706)	$(1,709)	$(1,055)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(54)	(167)	(22)	(84)
Pro forma net loss	$(3,212) ====	$(2,873) ====	$(1,731) ====	$(1,139) ====
Net loss per share, as reported:
Basic	$ (.50) ====	$ (.43) ====	$ (.27) ====	$ (.17) ====
Diluted	$ (.50) ====	$ (.43) ====	$ (.27) ====	$ (.17) ====
Pro forma net loss per share, as if the fair value method had been applied to all awards:
Basic	$ (.51) ====	$ (.45) ====	$ (.27) ====	$ (.18) ====
Diluted	$ (.51) ====	$ (.45) ====	$ (.27) ====	$ (.18) ====

The pro forma disclosures above are not necessarily indicative of the effects of applying SFAS 123 in future periods.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

8.  SUBSEQUENT EVENTS

On July 23, 2003 the Company signed an agreement with Futura International, Inc. and the inventor to acquire the intellectual property rights and related assets for an automotive after-market product. The product consists of a hydraulic lift system that is installed in the bed of a pickup truck. Total consideration consists of $500,000 cash, the assumption of $59,000 in liabilities and the issuance of an option to purchase 100,000 shares of Reliability Incorporated stock at $1.50 per share. Additional cash payments of $150,000 will be made on the first and second anniversary dates of the agreement, and royalties on the sale of the product, if the Company elects to continue producing the product. The cash will be funded from cash on hand. The purchase price allocation will be completed in the third quarter and the substantial majority of the purchase price will be allocated to intangibles.

On July 23, 2003, options to purchase 295,000 shares of Company stock were issued to key employees and the directors of the Company. The exercise price is $1.17, the closing price on the date of issuance.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2003

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this document contain forward-looking statements that involve risks and uncertainties, as well as current expectations and assumptions. From time to time, the Company may publish forward-looking statements, including those that are contained in this report, relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, adverse changes in the global economy, sudden decreases in the demand for electronic products and semiconductors, market acceptance of the Company's products and services, the impact of competition, delays in product development schedules, delays due to technical difficulties related to developing and implementing technology, delays in delivery schedules, the ability to attract and maintain sufficient levels of people with specific technical talents, future results related to investments, changes in demand for the Company's products and services and the Company's customers' products and services, the impact of entering a new line of business (automotive after-market), with different marketing strategies and channels and a different customer base from the Company's historical business lines and the ultimate acceptance by the market of this new product. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

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

June 30, 2003

the factors discussed in the Form 10-K and many of the items discussed in the Form 10-K are relevant to 2003 operations; thus the reader of this document should read the Management's Discussion included in Form 10-K for the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of Reliability's liquidity have historically been cash provided by operations and working capital. As of June 30, 2003 the Company's working capital was $8.6 million, of which $7.8 million was cash and cash equivalents. Changes in the Company's financial condition and liquidity since December 31, 2002 are generally attributable to the net loss incurred in the six months ended June 30, 2003, and the receipt of a $3.8 million federal income tax refund in May 2003.

Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following chart. The periods presented that are related to profitability ratios are for the six months ended June 30, and twelve months ended December 31:

	June 30,	December 31,	June 30,
	2003	2002	2002

Working capital:
Working capital (in thousands)	$8,569	$10,607	$11,695
Current ratio	12.1 to 1	12.9 to 1	11.3 to 1

Equity ratios:
Total liabilities to equity	0.1	0.1	0.1
Assets to equity	1.1	1.1	1.1
Profitability ratios:
Gross profit	(81)%	(8)%	14%
Return on revenues	(364)%	(126)%	(97)%
Return on assets (annualized)	(42)%	(28)%	(26)%
Return on equity (annualized)	(45)%	(30)%	(28)%

During the six months ended June 30, 2003 operating activities generated $850,000 of cash, compared to a net cash outflow of $3.1 million from operations for the comparable period in 2002. The positive cash flow in 2003 is attributable to the receipt, in May 2003, of a federal income tax refund of $3.8 million, resulting from the carryback of the operating loss incurred in 2002. The Company no longer has any recoverable taxes in the periods eligible for carryback.

Net cash provided by investment activities during the first six months of 2003 were $797,000, compared to net outflows of $212,000 during the comparable period in 2002. Net cash provided was primarily proceeds from the sale of the Company's former operating facility in Costa Rica.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2003

Capital expenditures for the six months ended June 30, 2003 and 2002 were $86,000 and $212,000, respectively. As a result of the acquisition completed in July 2003 (See Note 8 to the accompanying financial statements), the Company will utilize $559,000 of its available cash in the third quarter of 2003 to fund the purchase price. Working capital and capital expenditure requirements for this new product line are expected to be approximately $250,000 for the remainder of 2003. Additionally, during the second half of 2003, cash operating losses during the initial production start-up and product rollout period are budgeted to be approximately $350,000.

Backlog increased to $177,000 at June 30, 2003, compared to $99,000 at December 31, 2002. The majority of the increase occurred in the Services segment. The current forward-looking forecast indicates that revenues for the third quarter of 2003 will be between $450,000 and $600,000 compared to $807,000 in the third quarter of 2002. Operations for the third quarter of 2003 are forecast to result in a loss of $.22 to $.30 per diluted share.

During the current prolonged downturn in the semiconductor industry, the Company has sustained significant negative financial trends, including substantial decreases in revenues, net income, backlog, and cash flows from operating activities. Key customers have continued to delay or reduce expenditures for the Company's products and services. Management believes such trends may continue in the near term. Throughout this downturn, the Company has continued to restructure its operations and cost structure.

The Company's future strategy is heavily dependent on its ability to sell its newest generation of burn-in and test systems for medium and high-power micrologic devices, the CRITERIA 20. As a result of the current and ongoing downturn of the semiconductor industry, target customers for the CRITERIA 20 have continued to delay capital expenditures for new capacity, and no sales have been made to date. While management believes that the first orders for the CRITERIA 20 will be received in late 2003, no assurances can be made that market demand will return or that market acceptance can be achieved in that time frame.

In an effort to diversify its revenue stream from being so dependent on the highly cyclical semiconductor capital equipment industry, in July 2003 the Company acquired the rights to manufacture and market a light-duty truck after-market product. This product will target a completely different market and customer than our current products and services and should offer the Company some balance in our business that is not affected by our current markets. However, since the product to be offered is completely new, and market acceptance and pricing points are uncertain, no assurances can be made that the product launch will be successful or that significant revenues will be generated.

Considering the results of management's recent cost-cutting and restructuring actions, the Company's limited financial obligations and it current cash balances, management believes that it has sufficient cash to meet its working capital and capital equipment needs through fiscal 2003 and 2004. Depending on the Company's growth, profitability and other factors including market conditions and the impact of the acquisition discussed in Note 8 of the accompanying financial statements, the Company may require additional capital resources after fiscal 2004, or earlier, should the Company experience a significant increase in the level of business activity. There can be no assurances that additional financing will be available when required or that such financing can be obtained on terms satisfactory to the Company.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2003

RESULTS OF OPERATIONS

Six Months ended June 30, 2003 compared to six months ended June 30, 2002.

Revenues. Revenues for the first half of 2003 of $ 867,000 were 69% lower than the first half of 2002 and 32% lower than the second half of 2002. Compared to the first half of 2002, the revenue declines by business segment were as follows: Testing Products (86%), Services (46%) and Power Sources (21%).

Costs and Expenses. Total costs and expenses in the first half of 2003 decreased by $2 million from the first half of 2002 and by $2.5 million from the second half of 2002. Exclusive of impairment, restructuring and severance charges, the decreases were $1.9 million and $900,000, respectively. Of the $1.9 million decrease from the first half of 2002, $800,000 was in cost of sales; $500,000 in marketing, general and administrative; and $600,000 in research and development. The Company continues to review its cost structure in light of the continued depressed level of business activity. As a result, in April 2003 the Company reduced its Houston-based workforce by 25%, incurring $237,000 in severance-related expenses.

Three Months ended June 30, 2003 compared to three months ended June 30, 2002.

Revenues. Revenues for the second quarter of 2003 were $439,000, down 72% from the second quarter of 2002 and up 3% over the first quarter of 2003. Compared to the first half of 2002, the revenue declines by business segment were as follows: Testing Products (85%), Services (47%) and Power Sources (25%).

Costs and Expenses. Total costs and expenses for the second quarter of 2003 decreased by $900,000 from the comparable 2002 period. Exclusive of $237,000 in severance expenses recorded in 2003, the reduction in expenses was $1.1 million. Of the $1.1 million, cost of sales decreased by $400,000; marketing, general and administrative expenses by $300,000; and research and development by $400,000. Exclusive of the $237,000 severance charge, second quarter marketing, general and administrative and research and development expenditures were $158,000 lower than the amount incurred in the first quarter of 2003. This decrease is primarily attributable to a decrease in payroll and benefit costs associated with the previously-mentioned workforce reduction in April 2003.

Income Taxes. No tax benefit was recorded on the operating loss incurred in 2003, as no carryback benefits were available and realization of tax benefits in future periods is uncertain. In the prior year, the Company was able to offset its taxable loss against taxes paid in prior years and file a refund claim.

Item 3. Quantitative and Qualitative Disclosure of Market Risk.

There have been no material changes in the market risk disclosures reported in the Company's Annual Report on Form 10-K filed for the year ended December 31, 2002.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2003

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, have concluded that, as of the evaluation date, our disclosure controls and procedures were adequate and designed to ensure that the evaluating officers timely received the information that we are required to disclose in the reports the Company files or submits under the act.

Changes in Internal Controls

There were no significant changes in our internal controls, or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the date of the evaluation.

RELIABILITY INCORPORATED
OTHER INFORMATION

PART II - OTHER INFORMATION

June 30, 2003

Items 1 through 3.

    Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On May 7, 2003, at the Company's annual meeting of shareholders, the shareholders elected as directors, each to serve until the next annual meeting, the following individuals:

Larry Edwards	(5,809,536 shares for; 159,828 shares withheld)
W.L. Hampton	(5,816,236 shares for; 153,128 shares withheld)
John R. Howard	(5,816,836 shares for; 153,528 shares withheld)
Thomas L. Langford	(5,816,836 shares for; 152,528 shares withheld)
Philip Uhrhan	(5,816,436 shares for; 153,928 shares withheld)

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

During the second quarter of 2003, the Company received a letter from Nasdaq indicating it had regained compliance with both of the above qualification standards.

On July 23, 2003, the Company appointed James M. Harwell Chief Operating Officer and Carl V. Schmidt as Chief Financial Officer, Secretary and Treasurer.

RELIABILITY INCORPORATED
OTHER INFORMATION

PART II - OTHER INFORMATION (continued)

June 30, 2003

Item 6. Exhibits and Reports on Form 8-K:
(a)	The following exhibits are filed as part of this report:
10.1	Asset Purchase Agreement among Reliability Incorporated and Futura International, Inc. and Helmut Grollitsch
31.1	Certification by Larry Edwards pursuant to Securities Exchange Act Rule 13(a)-14(a).
31.2	Certification by Carl V. Schmidt pursuant to Securities Exchange Act Rule 13(a)-14(a).
32	Certification pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
(b)	Reports on form 8-K.
Current report on Form 8-K filed on April 17, 2003, pursuant to Item 12.

RELIABILITY INCORPORATED
SIGNATURES

June 30, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED (Registrant)
August 5, 2003	/s/ Larry Edwards Larry Edwards President and Chief Executive Officer
August 5, 2003	/s/ Carl V. Schmidt Carl V. Schmidt Chief Financial Officer

RELIABILITY INCORPORATED

INDEX TO EXHIBITS
Exhibit Number	Description	Page Number

10.1	Asset Purchase Agreement among Reliability Incorporated and Futura International, Inc. and Helmut Grollitsch	23
31.1	Certification by Larry Edwards pursuant to Securities Exchange Act Rule 13(a)-14(a).	24
31.2	Certification by Carl V. Schmidt pursuant to Securities Exchange Act Rule 13(1)-14(a).	25
32	Certification pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	26