Form 10-Q
period 2003-09-30
RELIABILITY INC
filed 2003-11-05
CIK 34285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

Commission File Number 0-7092

RELIABILITY INCORPORATED
(Exact name of registrant as specified in its charter)

TEXAS	75-0868913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16400 Park Row Post Office Box 218370 Houston, Texas	77218-8370
(Address of principal executive offices)	(Zip Code)

(281) 492-0550
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act:

YES _	NO X

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
as of November 3, 2003

RELIABILITY INCORPORATED
FORM 10-Q

TABLE OF CONTENTS

September 30, 2003

PART I - FINANCIAL INFORMATION
		Page No.
Item 1.	Financial Statements: Consolidated Balance Sheets: September 30, 2003 and December 31, 2002	3
	Consolidated Statements of Operations: Three Months Ended September 30, 2003 and 2002 Nine months Ended September 30, 2003 and 2002	4 5
	Consolidated Statements of Cash Flows: Nine months Ended September 30, 2003 and 2002	6
	Notes to Consolidated Financial Statements	7-14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-19
Item 3.	Quantitative and Qualitative Disclosure of Market Risk	19
Item 4.	Controls and Procedures	19
	PART II - OTHER INFORMATION
Item 1 through Item 5.	Not applicable.	20
Item 6.	Exhibits and Reports on Form 8-K.	20
Signatures		21

The information furnished in this report reflects all adjustments (none of which were other than normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

RELIABILITY INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS
	September 30, 2003 (unaudited)	December 31, 2002 (Note 1)
Current assets:
Cash and cash equivalents	$6,038	$ 6,117
Accounts receivable	372	296
Inventories	1,196	1,326
Refundable income taxes	-	3,677
Other current assets	120	86
Total current assets	7,726	11,502
Property, plant and equipment, at cost:
Machinery and equipment	13,881	13,774
Buildings and improvements	4,555	4,549
Land	230	230
	18,666	18,553
Less accumulated depreciation	14,727	14,130
	3,939	4,423

Investments	189	178
Assets held for sale	1,335	2,005
Goodwill	598	-
	$13,787 =====	$18,108 =====
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 221	$ 122
Accrued liabilities	766	652
Income taxes payable	20	29
Accrued restructuring costs	23	92
Total current liabilities	1,030	895

Deferred tax liabilities	141	53
Stockholders' equity:
Common stock, without par value; 20,000,000 shares authorized; 6,690,265 shares issued	9,721	9,614
Retained earnings	3,989	8,668
Accumulated other comprehensive loss	-	(28)
Less treasury stock, at cost, 354,300 shares in 2003 and 2002	(1,094)	(1,094)
Total stockholders' equity	12,616	17,160
	$13,787 =====	$18,108 =====

See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

Nine Months Ended September 30,

	2003	2002
	(unaudited)
Revenues
Product sales	$ 767	$ 2,531
Services	578	1,057
	1,345	3,588
Costs and expenses:
Cost of product sales	1,074	1,633
Cost of services	1,404	1,869
Marketing, general and administrative	2,381	3,075
Research and development	1,167	2,052
    Asset impairment and restructuring costs
	237	1,455
	6,263	10,084
Operating loss	(4,918)	(6,496)
Interest income	55	110
Other income	185	-
Loss before income taxes	(4,678)	(6,386)
Provision (benefit) for income taxes:
Current	(74)	(2,799)
Deferred	74	81
	-	(2,718)
Net loss	$(4,678) =====	$(3,668) =====
Loss per share:
Basic	$ (.74) =====	$ (.58) =====
Diluted	$ (.74) =====	$ (.58) =====
Weighted average shares:
Basic	6,336 =====	6,336 =====
Diluted	6,336 =====	6,336 =====

See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

Three months Ended September 30,

	2003	2002
	(unaudited)
Revenues
Product sales	$ 312	$ 514
Services	166	293
	478	807
Costs and expenses:
Cost of product sales	395	484
Cost of services	514	623
Marketing, general and administrative	774	1,005
Research and development	334	568
    Asset impairment and restructuring costs
	-	1,132
	2,017	3,812
Operating loss	(1,539)	(3,005)
Interest income	19	24
Other income	-	-
Loss before income taxes	(1,520)	(2,981)
Provision (benefit) for income taxes:
Current	-	(2,090)
Deferred	-	71
	-	$(2,019)
Net loss	$(1,520) =====	$ (962) =====
Loss per share:
Basic	$ (.24) =====	$ (.15) =====
Diluted	$ (.24) =====	$ (.15) =====
Weighted average shares:
Basic	6,336 =====	6,336 =====
Diluted	6,336 =====	6,336 =====

See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
Nine months Ended September 30,

	2003	2002
	(unaudited)
Cash flows from operating activities:
Net loss	$(4,678)	$(3,668)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	638	804
Provision (benefit) for deferred income taxes	74	81
Provision for inventory obsolescence	76	13
             Provision for asset impairment and restructuring costs
	-	1,455
Gain on sale of fixed assets	-	(1)
Gain on sale of assets held-for-sale	(155)	-
Gain on sale of investments	(30)	-
Other	-	3
Changes in operating assets and liabilities:
Accounts receivable	(76)	248
Inventories	76	(108)
Refundable income taxes	3,677	(2,245)
Other current assets	(31)	(82)
Accounts payable	99	8
Accrued liabilities	114	275
Income taxes payable	(9)	(10)
Cash payments charged to restructuring reserve	(69)	(526)
Total adjustments	4,384	(85)
Net cash provided (used) by operating activities	(294)	(3,753)
Cash flows from investing activities:
Acquisition of Ezy-Load product line	(514)	-
Expenditures for property and equipment	(154)	(508)
Proceeds from sale of assets held for sale	825	-
Proceeds from sale of investments	58	12
Net cash provided (used) by investing activities	215	(496)
Cash flows from financing activities:
Net cash provided (used) by financing activities	-	-
Effect of exchange rate changes on cash	-	2
Net (decrease) increase in cash	(79)	(4,247)
Cash and cash equivalents:
Beginning of period	6,117	12,302
End of period	$6,038 =====	$ 8,055 =====
Supplemental disclosure: Income taxes paid	$ 9 =====	$ 101 =====

See accompanying notes.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

For the nine months ended September 30, 2003, the Company recorded no tax benefits on its operating loss, as the loss will have to be carried forward and realization of any benefit is uncertain. The offsetting current and deferred provision amounts result from additional deductions claimed on the Company's 2002 federal tax return which was filed during the quarter ended March 31, 2003.

For the nine months ended September 30, 2002, U.S. losses were benefited, as carryback benefits were available. No benefit was provided for foreign losses, thus the tax benefit rate was less than the U.S. statutory rate of 34%.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

Goodwill

Goodwill represents the excess purchase price over fair value of net assets acquired in connection with the purchase of the Ezy-Load product line.

Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, requires that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has elected to perform its annual tests for indications of goodwill impairment as of December 31 of each year. Impairment losses are determined based upon the excess of carrying amounts over discounted expected future cash flows of the underlying business. The assessment of the recoverability of long-lived assets will be impacted if estimated future cash flows are not achieved.

Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include (in thousands):

	September 30, 2003	December 31, 2002
Raw materials	$ 373	$ 501
Work-in-progress	553	538
Finished goods	270	287
	$1,196 ====	$1,326 ====

Inventories are presented net of reserves for excess and obsolete inventories of $389,000 and $280,000 at September 30, 2003 and December 31, 2002, respectively.

Investments in Marketable Equity and Debt Securities

All investments are classified as held to maturity or available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of its investments in equity and debt securities at the time of purchase and reevaluates such determinations at each balance sheet date.

Marketable equity securities are classified as available-for-sale and are carried at their fair value on the balance sheet, with unrealized gains and losses, net of applicable income taxes of $0 and $(14,000) at September 30, 2003 and December 31, 2002, respectively, reported as a separate component of stockholders' equity. Marketable equity securities are stated at market value, as determined by the most recently published trade price of the securities at the balance sheet date.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

The following table summarizes the Company's investment in securities (in thousands) at the dates indicated:

	September 30, 2003	December 31, 2002
Marketable equity securities, at cost	$189	$219
Unrealized net losses on marketable securities	-	(41)
	189	$178
Amount classified as current	-	-
Amount classified as long-term	$189 ===	$178 ===

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

2.  SEGMENT INFORMATION

The following table presents reportable segment information (in thousands) for the periods indicated:

	Nine months Ended September 30,		Three Months Ended September 30,
	2003	2002
    2003
				2002

Revenues from external customers:

Testing Products	$ 361	$2,127	$126	$ 387
Services	578	1,057	165	294
Power Sources	406	404	187	126
Lifting Systems	-	-	-	-

Intersegment revenues:
Testing Products	64	243	23	143
Services	-	-	-	-
Power Sources	-	-	-	-
Lifting Systems	-	-	-	-
Eliminations	(64)	(243)	(23)	(143)
	$1,345 ====	$ 3,588 ====	$478 ===	$ 807 =====

Operating income (loss):
Testing Products	$(2,506)	$(2,358)	$ (688)	$ (912)
Services	(1,026)	(1,307)	(397)	(501)
Power Sources	(773)	(1,078)	(159)	(361)
Lifting Systems	(25)	-	(25)	-
Corporate asset impairments	-	(700)	-	(700)
Testing Products severance costs	-	(232)	-	(232)
Services asset impairment	-	(323)	-	-
Power Sources restructuring	-	(200)	-	(200)
General corporate expenses	(588)	(298)	(270)	(99)
Operating (loss)	$(4,918) ====	$(6,496) ====	$(1,539) ====	$(3,005) ====

The table above includes results of the Lifting Systems Division which was formed as a result of the acquisition of the Ezy-Load product line in July 2003

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

Total assets by reportable segment as of the dates indicated are as follows (in thousands):

	September 30, 2003	December 31, 2002
Testing Products	$ 4,231	$ 5,434
Services	1,645	1,927
Power Sources	484	266
Lifting Systems	746	-
General corporate assets	6,681	10,481
	$13,787 =====	$18,108 =====

3. EARNINGS PER SHARE

The following table sets forth the computation of the basic and diluted (loss) per share (in thousands, except per share data):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002

Net (loss)	$(4,678) ====	$(3,668) ====	$(1,520) ====	$ (962) ====
Weighted average shares outstanding
	6,336	6,336	6,336	6,336
Net effect of dilutive stock options based on the treasury stock method	-	-	-	-
Weighted average shares and assumed conversions	6,336 ====	6,336 ====	6,336 ====	6,336 ====

(Loss) per share:
Basic	$ (.74) ====	$ (.58) ====	$ (.24) ====	$ (.15) ====
Diluted	$ (.74) ====	$ (.58) ====	$ (.24) ====	$ (.15) ====

Options to purchase an average of 1,045,000 and 1,047,000 shares of common stock of the Company were excluded from the computation of the diluted (loss) per share during the nine months ended September 30, 2003 and 2002, respectively, as inclusion of these options in the calculations would have been anti-dilutive.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

4.  COMPREHENSIVE LOSS

The only difference between the total comprehensive loss and the net loss reported on the Consolidated Statements of Operations arises from unrealized gains and losses on available-for-sale securities. The Company's total comprehensive (loss), in thousands, for the periods indicated, is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002

Net (loss)	$(4,678)	$(3,668)	$(1,520)	$(962)
Unrealized net gains (losses) on      marketable equity securities
	(2)	(84)	22	(32)
Less: reclassification adjustment for gains included in net income	30	-	-	-
Total comprehensive (loss)	$(4,650) ====	$(3,752) ====	$(1,498) ====	$(994) ====

5.  ASSET IMPAIRMENT AND RESTRUCTURING COSTS

The following table reports activity in the accrued restructuring costs account during the nine months ended September 30, 2003 (in thousands):

Accrued costs at January 1	$ 92

Cash payments charged to accounts:
Lease payments and professional fees	(69)

Accrued costs at September 30	$ 23 ===

Due to a continued lack of demand for the Company's testing products and power sources, the Company reduced its Houston-based workforce by 25% in April 2003. Severance costs of $237,000 were incurred and paid in the quarter ended June 30, 2003

6. OTHER INCOME

On January 20, 2003, the Company completed the sale of the building formerly occupied by its Costa Rica subsidiary. Cash proceeds of $825,000 were received, resulting in a gain of $155,000.

During the quarter ended June 30, 2003, the Company sold various investment securities and realized a net gain of $30,000.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

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

	Nine months ended September 30		Three months ended September 30
	2003	2002	2003	2002
Reported net loss	$(4,678)	$(3,668)	$(1,520)	$ (962)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(124)	(251)	(69)	(84)
Pro forma net loss	$(4,802) ====	$(3,919) ====	$(1,589) ====	$(1,046) ====
Net loss per share, as reported:
Basic	$ (.74) ====	$ (.58) ====	$ (.24) ====	$ (.15) ====
Diluted	$ (.74) ====	$ (.58) ====	$ (.24) ====	$ (.15) ====
Pro forma net loss per share, as if the fair value method had been applied to all awards:
Basic	$ (.76) ====	$ (.62) ====	$ (.25) ====	$ (.17) ====
Diluted	$ (.76) ====	$ (.62) ====	$ (.25) ====	$ (.17) ====

The pro forma disclosures above are not necessarily indicative of the effects of applying SFAS 123 in future periods.

8.  ACQUISITION OF EZY-LOAD PRODUCT LINE

On July 23, 2003, the Company acquired the intellectual property rights and related assets of an automotive after-market product line. The product consists of a hydraulic system ("Ezy-Load"™) that is installed in the bed of a pickup truck.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

The total purchase price consisted of $500,000 cash, the issuance of an option to purchase 100,000 shares of Reliability common stock at $1.50 per share, which was valued at $107,000 using an option pricing model, $14,000 in transaction costs and the assumption of $59,000 of purchase commitments. Of the purchase price, $82,000 was assigned to inventory and the remaining $598,000 to goodwill. Additional cash payments of $150,000 may be made on the first and second anniversary dates of the purchase, and royalties on the sale of the product, if the Company elects to continue producing the product. The future cash payments will be added to the purchase price at such time that it becomes "more likely than not" that such payments will be made. The value assigned to the stock option was credited to Common Stock.

The Company believes this acquisition will help diversify its revenue stream, which has historically been tied to the highly cyclical semiconductor industry. Results of operations of the Ezy-Load division have been included for the period subsequent to the acquisition date. Pro forma information is not included, as there were no previous operations associated with the Ezy-Load product line.

9.  SUBSEQUENT EVENT - REDUCTION IN WORKFORCE

Due to a continued lack of demand for the Company's testing products and power sources, the Company reduced its Houston-based workforce by 24% in October 2003. Severance costs of $320,000 were incurred and will be reported in the fourth fiscal quarter.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2003

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties, as well as current expectations and assumptions. From time to time, the Company may publish forward-looking statements, including those that are contained in this report, relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, adverse changes in the global economy, sudden decreases in the demand for electronic products and semiconductors, market acceptance of the Company's products and services, the impact of competition, delays in product development schedules, delays due to technical difficulties related to developing and implementing technology, delays in delivery schedules, the ability to attract and maintain sufficient levels of people with specific technical talents, future results related to investments, changes in demand for the Company's products and services and the Company's customers' products and services, the impact of entering a new line of business (automotive after-market) with different marketing strategies and channels and a different customer base from the Company's historical business lines and the ultimate acceptance by the market of this new product. All forward-looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

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

The Management's Discussion included in the Form 10-K for the year ended December 31, 2002 includes discussion of various factors related to the decline in the Company's revenues and items related to the Company's results of operations, liquidity and markets. There have been no significant changes in most of

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2003

the factors discussed in the Form 10-K and many of the items discussed in the Form 10-K are relevant to 2003 operations; thus the reader of this report should also read the Management's Discussion included in Form 10-K for the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of Reliability's liquidity have historically been cash provided by operations and working capital. As of September 30, 2003, the Company's working capital was $6.7 million, of which $6.0 million was cash and cash equivalents. Changes in the Company's financial condition and liquidity since December 31, 2002, are generally attributable to the net loss incurred in the nine months ended September 30, 2003, the receipt of a $3.8 million federal income tax refund in May 2003 and the acquisition of the Ezy-Load product line in July 2003.

Certain ratios and amounts monitored by management in evaluating the Company's financial resources and performance are presented in the following chart. The periods presented that are related to profitability ratios are for the nine months ended September 30, and twelve months ended December 31:

	September 30,	December 31,	September 30,
	2003	2002	2002

Working capital:
Working capital (in thousands)	$6,696	$10,607	$11,456
Current ratio	7.5 to 1	12.9 to 1	9.0 to 1

Equity ratios:
Total liabilities to equity	0.1	0.1	0.1
Assets to equity	1.1	1.1	1.1
Profitability ratios:
Gross profit	(84)%	(8)%	2%
Return on revenues	(348)%	(126)%	(102)%
Return on assets (annualized)	(39)%	(28)%	(24)%
Return on equity (annualized)	(42)%	(30)%	(26)%

During the nine months ended September 30, 2003, operating activities consumed $294,000 of cash, compared to $3.8 million for the comparable period in 2002. The improvement in cash flow in 2003 is attributable to the receipt, in May 2003, of a federal income tax refund of $3.8 million, resulting from the carryback of the operating loss incurred in 2002. The Company no longer has any recoverable taxes in the periods eligible for carryback.

Net cash provided by investment activities during the first nine months of 2003 were $215,000, compared to net outflows of $496,000 during the comparable period in 2002. Net cash provided was primarily proceeds from the sale of the Company's former operating facility in Costa Rica, offset by the acquisition cost of the Ezy-Load product line and capital expenditures.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2003

Capital expenditures for the nine months ended September 30, 2003 and 2002 were $154,000 and $508,000, respectively. During the quarter ended September 30, 2003 the capital expenditures related to the Ezy-Load product line were $53,000 and working capital of $78,000 was consumed as part of the initial inventory build-up. Significant additional capital expenditures or working capital requirements for this product line are not anticipated until justified by sales volume.

Backlog increased to $179,000 at September 30, 2003, compared to $99,000 at December 31, 2002. The majority of the increase occurred in the Power Sources segment. The current forward-looking forecast indicates that revenues for the fourth quarter of 2003 will be between $500,000 and $700,000 compared to $453,000 in the fourth quarter of 2002. Operations for the fourth quarter of 2003 are forecast to result in a loss of $.25 to $.35 per diluted share.

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

The Company's future strategy is heavily dependent on its ability to sell its newest generation of burn-in and test systems for medium and high-power micrologic devices, the CRITERIA 20. As a result of the current and ongoing downturn of the semiconductor industry, target customers for the CRITERIA 20 have continued to delay capital expenditures for new capacity, and no sales have been made to date. During the most recent quarter, the Company has experienced an increase in inquiries regarding the CRITERIA 20, as well as product demonstrations, perhaps indicating that some customers will be making capital expenditures in the near future. While management believes that the first orders for the CRITERIA 20 will be received in late 2003 or early 2004, no assurances can be made that market demand will return or that market acceptance can be achieved in that time frame.

In an effort to diversify its revenue stream from being so dependent on the highly cyclical semiconductor capital equipment industry, in July 2003 the Company acquired the rights to manufacture and market a light-duty truck after-market product, "Ezy-Load". This product targets a completely different market and customer than our current products and services and should offer the Company some balance in its business that is not affected by the current electronics markets. However, since the product to be offered is completely new, and market acceptance and pricing points are uncertain, no assurances can be made that the product launch will be successful or that significant revenues will be generated.

Considering the results of management's recent cost-cutting and restructuring actions, the Company's limited financial obligations and it current cash balances, management believes that it has sufficient cash to meet its working capital and capital equipment needs through fiscal 2003 and 2004. Depending on the Company's growth, profitability and other factors, including market conditions and the impact of the Ezy-Load acquisition, the Company may require additional capital resources after fiscal 2004, or earlier, should the Company experience a significant increase in the level of business activity. There can be no assurances that additional financing will be available when required or that such financing can be obtained on terms satisfactory to the Company.

RESULTS OF OPERATIONS

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002.

Revenues. Revenues for the first nine months of 2003 of $1,345,000 were 63% lower than the first nine months of 2002. Revenues in the Testing Products segment declined by 83% and revenues in the Services segment declined by 45%. Revenues in the Power Sources segment were flat, as compared to the comparable 2002 period.

Costs and Expenses. The Company continues to review and adjust its cost structure in light of the continued depressed level of business activity. In April 2003, the Company reduced its Houston-based workforce by 25%, incurring $237,000 in severance related expenses. As a result of these cost reductions, as well as the impact of cost reductions in the second half of 2002, total costs and expenses for the first nine months of 2003 decreased by $2.8 million, as compared to the same period in 2002. Exclusive of impairment, restructuring and severance charges, the decrease was $1.6 million. The operating loss for the period decreased by $1.6 million ($360,000, excluding impairment, restructuring and severance charges) as compared to 2002, despite a revenue decrease of $2.2 million between periods. Additional expense reductions are planned in the fourth quarter in the Company's traditional business segments.

Three Months ended September 30, 2003 compared to three months ended September 30, 2002.

Revenues. Revenues for the third quarter of 2003 were $478,000, down 41% from the third quarter of 2002 and up 9% over the second quarter of 2003, the second consecutive quarter that sequential revenues have increased. Comparisons by business segment are as follows:
	Three months ended September 30, 2003	Three months ended September 30, 2002	Three months ended June 30, 2003
Testing Products	$126	$387	$158
Power Sources	187	126	92
Services	165	294	189
	$478 ===	$807 ===	$439 ===

There were no sales in the Lifting Systems segment during the quarter, as the sales force was not assembled until September and their focus was on training and developing a marketing strategy.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2003

Costs and Expenses. Total costs and expenses for the third quarter of 2003 decreased by $1.6 million from the third quarter of 2002 ($470,000 excluding the impact of severance, impairment and restructuring charges) and were $270,000 lower than the second quarter of 2003 ($33,000 excluding the impact of severance, impairment and restructuring charges). The decrease from the September 2002 quarter is a result of the previously-mentioned expense reduction efforts taken in August 2002 and April 2003. The decrease from the second quarter of 2003 resulted from the effects of the reduction in force in April 2003, offset by the costs of the initial staffing of the Lifting Systems division.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, have concluded that, as of the evaluation date, the Company's disclosure controls and procedures were adequate and designed to ensure that the evaluating officers timely received the information that are required to be disclosed in the reports the Company files or submits under the Securities Act.

Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls subsequent to the date the evaluation was completed.

RELIABILITY INCORPORATED
OTHER INFORMATION

PART II - OTHER INFORMATION

September 30, 2003

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
Current report on Form 8-K filed on August 12, pursuant to Item 9 announcing the acquisition of the Ezy-Load product line and officer appointments.
Current report on Form 8-K filed on July 15, 2003, pursuant to Item 12 announcing second quarter earnings.

RELIABILITY INCORPORATED
SIGNATURES

September 30, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED (Registrant)
November 5, 2003	/s/ Larry Edwards Larry Edwards President and Chief Executive Officer
November 5, 2003	/s/ Carl V. Schmidt Carl V. Schmidt Chief Financial Officer

RELIABILITY INCORPORATED

INDEX TO EXHIBITS
Exhibit Number	Description	Page Number

31.1	Certification by Larry Edwards pursuant to Securities Exchange Act Rule 13(a)-14(a).	23
31.2	Certification by Carl V. Schmidt pursuant to Securities Exchange Act Rule 13(1)-14(a).	24
32	Certification pursuant to 18 USC Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.	25