Form 10-K
period 2003-12-31
RELIABILITY INC
filed 2004-03-17
CIK 34285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003	Commission File Number 0-7092

RELIABILITY INCORPORATED

(Exact name of registrant as specified in its charter)

TEXAS	75-0868913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16400 Park Row Post Office Box 218370 Houston, Texas	77218-8370
(Address of principal executive offices)	(Zip Code)

(281) 492-0550

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES  ☒ NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Act). YES  ☐ NO  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates; computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $6,391,050.

Common Stock, no par value	6,335,965
(Title of class)	(Number of shares outstanding)

as of March 8, 2004

Documents Incorporated by Reference

Listed hereunder are the documents incorporated by reference and the Part of the Form 10-K into which such documents are incorporated:

Part III	Proxy Statement for the 2004 Annual Meeting of Shareholders of the Registrant (to be filed within 120 days of the close of the registrant’s fiscal year)

RELIABILITY INCORPORATED

Form 10-K

December 31, 2003

PART I

Item 1.    Business

THE COMPANY

Reliability Incorporated is principally engaged in the design, manufacture, market and support of high performance equipment used to test and condition integrated circuits (“Test and Conditioning Products”). Reliability and its subsidiary (collectively referred to as “Reliability” or the “Company”) also designs, manufactures and markets a line of DC-DC power converters (“Power Sources”) and operates a service facility in Singapore that conditions and tests integrated circuits as a service for others (“Services”). In July 2003, the Company entered a new line of business (“Automotive”) by acquiring the rights to manufacture and market an aftermarket hydraulic lifting device that is installed in the bed of pickup trucks. The Company’s strategy for each of these business segments is to target customers and other prospects who are market leaders, to provide high-quality products and services, to develop long-term relationships with its customers by investing in specific research and development to meet their needs, and to continuously reduce both the customers’ and the Company’s cost and time to market.

The Company was incorporated under the laws of the State of Texas in 1953, but the principal business of the Company as described in this report started in 1971. The Company has one wholly owned subsidiary, Reliability Singapore, Pte Ltd. Reliability de Costa Rica, S.A. was shut down and dissolved in the third quarter of 2002, when its business was transferred to the parent company.

INDUSTRY OVERVIEW

Rapid technological advances resulting in evolving industry standards characterize the semiconductor industry. As the performance of semiconductors has increased and their physical size and cost per function have decreased, the demand for semiconductors has expanded not only in computer systems but also in telecommunications, automotive products, consumer goods and industrial automation and controls. The demand for smaller, faster, higher performance integrated circuits (“ICs”) continuously places new technical challenges and demands on semiconductor manufacturers and semiconductor equipment manufacturers to provide innovative new products and product enhancements to improve quality control and reduce manufacturing cost.

Under current semiconductor technology and manufacturing processes, manufacturers are unable to consistently produce batches of ICs that are completely free of defects that may cause the ICs to fail. An IC may be defective at the time it is produced or it may have a latent defect that eventually will cause it to fail. An IC with such a defect will almost always fail during the first 500-1000 hours of normal use. As a result, it has become customary to “condition” or “burn-in” ICs (i.e., to subject them, during a relatively short period of time, to controlled stresses which simulate the first several hundred hours of operation) to identify defects prior to delivery. Such conditioning subjects the ICs to maximum rated temperatures, voltages and electrical signals. Following burn-in, the ICs are tested to determine whether they function as designed.

PRODUCTS

During fiscal 2003, Reliability had four operating segments based on its product and service offerings: Test and Conditioning Products, Services, Power Sources and Automotive. See Note 4 of the Notes to Consolidated Financial Statements for financial information regarding segment reporting.

TEST AND CONDITIONING PRODUCTS

The Company has been providing leading technology capital equipment to IC manufacturers and users to burn-in ICs since 1975 and to functionally test ICs during burn-in since 1980. Reliability’s burn-in and testing products contain sophisticated hardware and software, most of which are designed and manufactured at the Company’s Houston, Texas facility.

The Company was one of the first to design, manufacture and market systems that utilize burn-in and test technology within the same product. Historically, such equipment was used as a tool for engineering and quality assurance to qualify and evaluate new designs and diagnose defects and was not an integral part of the manufacturing process. Today, many IC manufacturers are implementing functional testing during burn-in as a part of the manufacturing process. Since 1992, the Company has focused its research and development on equipment and related software that perform functional testing during burn-in of memory devices (i.e., DRAM, SRAM, SDRAM) and micrologic devices (i.e., microprocessors). This focus has led to the development of three major product families: INTERSECT™, CRITERIA® 18, and CRITERIA 20.

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

CRITERIA 20, introduced in July 2001, is the Company’s newest generation burn-in and test system for medium and high power micrologic devices. The Company believes the CRITERIA 20 offers its customers a step function increase in system performance at an economical price. CRITERIA 20 systems include: high speed test electronics, delivery and control of large amounts of current at very low voltages, thermal management techniques to tightly control temperature gradient and large variations in dissipation from device to device, dissipation options up to 57,600 Watts of power, extensive self test, calibration and diagnostics, a comprehensive software system and networking via industry standard LAN.

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

The Company operates a services facility in Singapore that uses CRITERIA and INTERSECT systems to provide burn-in and burn-in test services for DRAM, SDRAM, SRAM, and microprocessors. The Company also uses related equipment acquired from others to provide serial testing, laser-marking, and tape and reel services. Services are generally sold on a periodically adjusted per-unit-processed basis to large volume semiconductor manufacturers that prefer to focus on their core business and technologies and to deploy their capital accordingly.

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

AUTOMOTIVE

In July of 2003, the Company acquired the intellectual property rights and related assets to manufacture and market a unique hydraulic lifting system (“Ezy-Load” tm) that installs in the bed of pickup trucks without sacrificing valuable cargo space. Historically, cargo loading and unloading of pickup trucks has been a labor intensive, manual task requiring multiple people and involving risk of injury and damage to cargo when lifting, lowering, pushing and pulling large or heavy items into or out of the bed of the truck.

Ezy-Load lifting system is designed to fit most 1/2, 3/4 and 1 ton pickup trucks. The system operates from the vehicle’s 12-volt battery, which provides power to the crane winch and the hydraulic power unit. The hydraulics are completely self-contained with a DC motor, gear pump, reservoir and load hold check valves to prevent overloading. Flow from the pump, to a pair of double-acting cylinders, provides the lift and rotation necessary to extend and retract the lift arms via a hand-held remote control. Ezy-Load allows a single person to easily lift, position, load and unload heavy or bulky cargo, up to 1,000 lbs., while standing clear of the load. The Company believes the Ezy-Load lifting system provides customers a safer work environment and will quickly pay for itself in reduced hand and back injuries caused by lifting and sliding heavy cargo manually. The product will initially be marketed directly by the Company in the Harris County, Texas area.

RESEARCH AND DEVELOPMENT

The semiconductor industry’s and the electronic equipment industry’s demand for increasingly complex and sophisticated equipment requires innovation and accurate anticipation of changing needs and emerging technology trends. To avoid becoming technologically obsolete over time, the Company commits a significant portion of its resources to research and development programs for new products, services and enhancements to existing products. Research and development expenditures for the Company’s four operating segments were $1.3 million in fiscal 2003. These expenditures were $2.5 million in fiscal 2002 and $2.9 million in fiscal 2001. Total research and development was 64% of revenue in 2003, compared to 62% in 2002 and 24% in fiscal 2001.

Research and development programs for the Test and Conditioning Products segment account for a significant portion of these expenditures. The Company’s development activities are focused on solutions to meet the technical requirements created by continually shrinking geometries of the new generations of integrated circuits. The Company has developed new high speed test and interface electronics, methods to deliver large amounts of current at very low voltages, thermal management techniques to handle large variations in heat dissipation from device to device and methods to effectively manage higher power in a chamber operating at lower temperatures. Some of these features were introduced during fiscal 2000 and 2001 as retrofit enhancements to the Company’s CRITERIA 18 product line. The CRITERIA 20, which was introduced in July of 2001, incorporates many of these features and provides a step function increase in performance compared to the Company’s previous product offerings. The Company anticipates that it will continue to have significant research and development expenditures in the future to provide new products and enhancements to existing products, including the CRITERIA 20.

INTELLECTUAL PROPERTY

The Company believes that rapidly changing technology in the electronics industry makes the Company’s future success dependent on the quality of its products and services, the technical skills of its personnel, and its ability to adapt to the changing technological requirements more than upon the protection of any proprietary rights. The Company holds several patents and has pending patent applications on certain components of its test and conditioning equipment, topology for regulated outputs of its DC-DC converters and lift arm linkage and positioning of its lifting systems.

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

RAW MATERIALS AND INVENTORY

The Company’s products contain certain parts that it manufactures and assembles as well as components and assemblies purchased from others. In most cases, the Company is not a significant purchaser of raw materials from its suppliers and therefore has little control over either the availability or pricing of component parts for test and conditioning products, power sources or lifting systems. The Company maintains an inventory of components and parts for its manufacturing activities. There are many sources for most of the raw materials needed for the Company’s manufacturing activities, although a few components come from sole sources. The Company has not experienced any significant inability to obtain components or parts, but does experience occasional delays and long lead times for certain items. The inability to acquire certain key components for an extended period of time could have a material adverse effect on the Company.

CUSTOMERS

The Company develops, markets and sells products for, and provides services to, semiconductor manufacturers and users of large quantities of ICs. Since development cost for products and the capital cost for services are high, the Company targets customers that it believes have the financial capacity to buy large enough quantities of products and services to provide the Company with a return on its investment. In addition, due to the fact that there are only a small number of companies that have a need to test and condition large batches of ICs, the potential customer base is limited. The Company’s ability to maintain or increase its sales in the future will depend, in part, on its ability to obtain orders from its existing and new customers as well as the financial condition and success of its existing customers.

In 2003, sales to the Company’s largest customers accounted for approximately 52% of its net sales, compared to 71% in fiscal 2002 and 78% in fiscal 2001. In 2003, Intel Corporation (“Intel”) and Alliance Semiconductor Corporation (“Alliance”) accounted for 28% and 24%, respectively, of the Company’s net sales. During fiscal 2002, Intel, Alliance and Advanced Micro Devices, Inc. (“AMD”) accounted for 49%, 11%, and 11% of the Company’s net sales, respectively. In fiscal 2001 Intel, AMD, and Alliance accounted for 46%, 18%, and 14% of the Company’s net sales, respectively. No other customer represented more than 10% of the Company’s net sales during these periods. See also Note 4 to the Consolidated Financial Statements.

The Company expects that sales of its products and services to a limited number of customers will continue to account for a high percentage of net sales in its traditional business lines. Additionally, sales to a particular customer may fluctuate significantly from quarter to quarter and year to year. The loss of a key customer or any substantial reduction or delay in orders from any one customer could have a material adverse effect on the Company.

COMPETITION

The markets for the Company’s products and services are subject to intense competition and are characterized by rapidly changing technology. The Company’s competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price performance characteristics. Competitive pressures often necessitate price reductions that can adversely affect operating results. Although the Company believes that it has certain technological and other advantages over its competitors, maintaining such advantages will require a continued high level of investment by the Company in research and development, marketing and service.

The Company’s primary competitors in the Test and Conditioning Products segment are other independent manufacturers of similar systems and manufacturers of ICs who design their own equipment. The primary methods of competition in this segment are product features, quality, service, delivery, and price. The Company believes that its service after the sale, including its ability to provide installation, maintenance service, and spare parts, enhances its competitiveness.

The primary areas of competition for the Company’s Services are price, service level and geographic location. The Singapore Services facility provides services to IC users and manufacturers in Singapore and Southeast Asia.

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

The primary competitors for Ezy-Load are other independent manufacturers of lift gates and light duty cranes for pickup trucks. Price, quality and geographic location are the primary competitive factors for this segment. The Company believes that the ability to provide installation, maintenance service and spare parts are the key elements of enhanced competitiveness.

BACKLOG

Backlog for sales of Test and Conditioning Products, Power Sources and Automotive represents orders for delivery within 12 months from the date on which backlog is reported. Backlog for Services represents orders for services where the ICs to be conditioned and/or tested have been delivered to the Company for processing. The Company’s believes its backlog as of December 31, 2003, is firm, although portions of the backlog are not subject to legally binding agreements.

The following table sets forth the Company’s backlog of its segments at the dates indicated:

	December 31,
Business Segment	2003	2002
	(In thousands)
Testing Products	$8	$61
Services	69	7
Power Sources	88	31
Automotive	—	—

Total	$165	$99

EMPLOYEES

As of December 31, 2003, the Company had 88 employees worldwide, of which seven were contract or temporary employees. The Company’s success is in part dependent on its ability to attract and retain its technical staff and skilled employees. During recent years, the Company has experienced a low turnover rate among its U.S. employees. None of the Company’s employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

INTERNATIONAL OPERATIONS

The Company is domiciled in the United States and operates a service facility in Singapore. It sells products to customers for delivery outside of the U.S. Consequently, the Company is subject to risk customarily found in international business operations, such as fluctuation of currency exchange rates, import and export controls, regulatory policies of foreign governments, longer receivable collection periods and greater difficulty in accounts receivable collections. The Company attempts to conduct its business and financial affairs so as to protect against political and economic risk, but there can be no assurance that the Company will be successful in protecting itself. See Note 4 of the Notes to Consolidated Financial Statements for financial information regarding segment reporting and geographic areas.

ENVIRONMENTAL MATTERS

The Company does not expect to be affected by zoning, environmental protection, or other similar laws or ordinances.

SEASONALITY

The Company’s business in not seasonal but is very cyclical, depending on the growth of the semiconductor and electronics equipment industries.

GOVERNMENTAL BUSINESS

The Company does not have a material amount of business with any governmental agency.

Item 2.    Properties.

The Company’s headquarters and principal administrative, engineering and manufacturing facility is located in a 131,000 square foot facility on a seven acre tract of land in Park 10, an office and industrial park located on the west side of Houston, Texas. The Company leased this property until March 1995, when it purchased the property. All indebtedness related to the facility has been paid and all liens released. The Company occupies 96,000 square feet of the facility and leased the remaining 35,000 square feet to an unrelated party until August 2003. The Company is actively seeking a new tenant to occupy this vacant space. The Company’s Services subsidiary is located in a 33,600 square foot facility in Singapore under a lease that expires in 2006.

As of December 31, 2003, the Company also owned a 43,500 square foot facility on a seventeen and one- half acre tract of land in Durham, North Carolina. This facility is debt free and unencumbered. In January of 2003, the Company completed the sale of its San Jose, Costa Rica facility to an unrelated party. The Durham facility is actively being marketed for sale or lease and a portion of the facility is currently leased on a month-to-month basis to an unrelated party.

The Company considers its properties suitable and sufficient for its needs and has no current plans to expand or relocate. See Note 8 to the Company’s Consolidated Financial Statements for information concerning leases and Note 11 for financial information on the sale of the Costa Rica facility.

Item 3.    Legal Proceedings.

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 4A.    Executive Officers of the Registrant.

Executive officers of the Company as of December 31, 2003 were as follows:

Name	Age	Officer of Reliability Incorporated Since	Position Currently Held with Reliability Incorporated
Larry Edwards	62	1981	Chairman of the Board of Directors, President and Chief Executive Officer

James M. Harwell	49	1993	Executive Vice President and Chief Operating Officer

Paul Nesrsta	47	1993	Vice President

Carl Schmidt	47	2003	Chief Financial Officer, Secretary and Treasurer

Mr. Edwards has been President and Chief Executive Officer of the Company since 1993 and became a Director and Chairman of the Board of Directors in 1995. Mr. Edwards has been employed by the Company in various capacities since 1977.

Mr. Harwell was appointed Executive Vice President and Chief Operating Officer in July 2003. Mr. Harwell is also responsible for the operations of the Company’s Power Sources and Automotive segments. From November 2002 until July 2003, he served as Executive Vice President and Acting Chief Financial Officer. He was Vice President, Operations from 1996 until 2002, Vice President, Site Services from 1993 until 1996 and the division manager of the automation equipment division of the Company from 1991 to 1993.

Mr. Nesrsta was appointed Vice President, Testing Products—Marketing and Engineering in November 2003. From 1996 until November 2003, he served as Vice President, Sales and Marketing. He was Vice President, Testing Products Marketing from 1993 until 1996 and was manager of the test systems division of the Company for more than five years prior to becoming a vice president in 1993.

Mr. Schmidt joined the Company in December 2002 as Director of Accounting and Finance and was appointed Chief Financial Officer, Secretary and Treasurer in July 2003.

PART II

Item 5.    Market for the Registrant’s Common Stock and Related Stockholder Matters.

The common stock of Reliability trades on The Nasdaq Stock Market under the stock symbol REAL. The high and low sale prices for 2003 and 2002, as reported by The Nasdaq Stock Market, are set forth below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
High	$1.43	$1.18	$1.46	$1.39
Low	.71	.76	1.06	1.05
2002
High	$3.12	$3.05	$2.50	$1.42
Low	2.03	2.21	1.31	.98

The Company paid no cash dividends in 2003 or 2002. The Company intends to retain earnings for use in its business and therefore does not anticipate paying dividends in the foreseeable future. See Note 3 to the accompanying financial statements, which describes restrictions on the Company’s subsidiary to pay dividends.

The Company has only one class of stock, which is common stock with full voting rights. In 2001, the Company sold and issued shares of common stock to its key employees, officers and directors who exercised stock options. All common stock shares issued under the stock option plan in 2001 were registered under Registration Statements on Form S-8.

Reliability had approximately 691 shareholders of record as of February 16, 2004. Management estimates there are approximately 3,000 beneficial owners of Reliability common stock.

The following table sets forth the number of shares of the Company’s common stock reserved for issuance under the Company’s equity compensation plan as of December 31, 2003:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	839,000	$2.66	444,000
Equity compensation plans not approved by security holders	—	—	—

Total	839,000	$2.66	444,000

Shares of Company stock are also used to fund the matching feature of the Employee Stock Savings Plan. See Note 7 to the Consolidated Financial Statements.

Item 6.    Selected Financial Data.

The following table sets forth certain selected financial data for the years indicated:

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
INCOME STATEMENT DATA:
Revenues	$2,042	$4,041	$12,082	$22,235	$16,551
Cost of revenues	3,403	4,351	9,453	12,606	10,750

Gross profit	(1,361)	(310)	2,629	9,629	5,801

Expenses:
Marketing, general and administrative	3,265	4,018	4,978	6,421	5,540
Research and development	1,310	2,498	2,932	1,561	1,654
Provision for asset impairments restructuring and shut-down	967	2,146	420	416	800
Relocation expenses	—	—	—	390	—

Total expenses	5,542	8,662	8,330	8,788	7,994

Interest income, net	57	132	609	956	649
Other income	185	—	—	—	—

Income (loss) before income taxes	(6,661)	(8,840)	(5,092)	1,797	(1,544)
Provision (benefit) for income taxes	(122)	(3,751)	(745)	746	(288)

Net income (loss)	$(6,539)	$(5,089)	$(4,347)	$1,051	$(1,256)

Earnings (loss) per share (1):
Basic	$(1.03)	$(.80)	$(.67)	$.16	$(.19)
Diluted	$(1.03)	(.80)	(.67)	.16	(.19)
Weighted average shares (1):
Basic	6,336	6,336	6,486	6,643	6,628
Diluted	6,336	6,336	6,486	6,692	6,628
BALANCE SHEET DATA:
Total assets	$11,704	$18,108	$23,517	$31,278	$28,649
Working capital	4,926	10,607	13,518	18,208	16,401
Property and equipment, net	4,062	4,423	6,110	6,842	7,595
Total stockholders’ equity	10,784	17,160	22,317	27,472	26,394

(1)	The weighted average number of shares used in the earnings per share calculations have been adjusted to give effect to the reduction in shares resulting from the purchase of 274,600 and 79,700 shares of the Company’s common stock in 2001 and 2000, respectively. (See Note 5 of the Notes to Consolidated Financial Statements.)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and other related notes that appear in this document.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this document contain forward-looking statements that involve risks and uncertainties, as well as current expectations and assumptions. From time to time, the Company may publish forward-looking statements, including those that are contained in this report, relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, adverse changes in the global economy, sudden decreases in the demand for electronic products and semiconductors, market acceptance of the Company’s products and services, the impact of competition, delays in product development schedules, delays due to technical difficulties related to developing and implementing technology, delays in delivery schedules, the ability to attract and maintain sufficient levels of people with specific technical talents, future results related to investments and acquisitions, changes in demand for the Company’s products and services and the Company’s customers’ products and services, the impact of entering a new line of business (Automotive) with different marketing strategies and channels and a different customer base from the Company’s historical business lines, and the ultimate acceptance by the market of this new product. The Company’s actual results could differ materially from those anticipated in these forward-looking statements, including those set forth elsewhere in this report. The Company assumes no obligation to update any such forward-looking statements.

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

Management’s discussion and analysis of its financial condition and results of operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities, if any exist. The Company evaluates its estimates, on an on-going basis, including those related to inventories, investments, assets held for sale, intangible assets, income taxes, warranty obligations, bad debts, product returns, long-lived assets and contingencies, if any. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values and disclosure of amounts recorded or disclosed in the Consolidated Financial Statements of the Company.

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

Valuation Allowance for Deferred Tax Assets

The Company records a valuation allowance to reduce its deferred tax assets to the amounts that are more likely than not to be realized in the future. The Company and its subsidiary have carried back all eligible operating losses. At a time in the future when profits exceed cumulative losses, the Company will be able to realize tax benefits and the applicable reduction in the valuation allowance will be credited to income in the period that the tax benefit is realized.

Long-Lived Assets and Goodwill

The Company reviews the carrying values of its long-lived assets, including goodwill, whenever events or changes in circumstances indicate that such carrying values may not be recoverable, and annually for goodwill as required by SFAS No. 142. An impairment charge is recorded in the event the net book value of such assets exceeds management’s estimate of the future undiscounted cash flows attributable to such assets. Such estimates are based on various assumptions and estimates regarding future operations and are highly judgmental. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

RESULTS OF OPERATIONS

Overview

Reliability’s principal business is designing, manufacturing, and marketing high performance equipment used to condition and test integrated circuits and providing conditioning and test services to manufacturers and large users of integrated circuits. The Company’s business depends significantly on capital equipment expenditures of integrated circuit manufacturers and overall demand for products utilizing integrated circuits. The semiconductor industry is cyclical in nature and the Company is experiencing the lingering effects of a downturn which began in 2001. Conditions in the U.S. and global economy improved in 2003 and semiconductor industry revenues increased by approximately 18%, which made total revenues almost equal to their 2000 peak. Despite this increase in semiconductor revenues, semiconductor manufacturers have yet to resume capital expenditures to historical levels, though significant improvement is forecast for the semiconductor equipment industry in 2004. Semiconductor capital equipment revenues were approximately $30 billion in 2003 and are forecasted to increase by 30% to 50% in 2004. However, even if they increase by 50% in 2004, semiconductor equipment revenues will still be far below 2000 revenues of $61 billion.

Softening demand for the Company’s products and services caused by the 2001 – 2003 downturn has significantly contributed to decreases in revenues and earnings. Management continues to review expenses and take actions to control cost, principally reductions in staffing levels. Despite these challenging times, the Company continues to invest in its future via capital asset investments and research and development in order to position the Company for growth when its markets recover.

The Company entered the automotive aftermarket industry in July 2003 with the acquisition of the Ezy-Load product line. The Company completed development of the prototype in 2003 and conducted market research and analysis and limited sales activities. Revenues from this segment were negligible in 2003. Full-scale marketing activities for this product line will commence in the first quarter of 2004.

Net Revenues

Revenues in 2003 declined 49% from their 2002 levels. Despite this decline in revenues year-over-year, revenues increased sequentially in each of the final three quarters of 2003.

Revenues for the Test and Conditioning Products segment declined as a result of reduced demand for the Company’s CRITERIA and INTERSECT products. Reduced capital spending by the Company’s customers, DRAM overcapacity, reductions in burn-in times by a major customer of the Company’s CRITERIA products, and reduced demand for new CRITERIA systems have adversely affected this segment’s revenues.

Revenues in the Services segment declined during fiscal 2003, 2002, and 2001. The decrease in demand for the services provided by the Company’s Singapore subsidiary are largely the result of memory overcapacity due to the sharp industry downturn, competitive price pressures in an overcapacity market, the loss of a new customer that relocated its production from Singapore in 2001, and significant reductions in burn-in times and a move away from conventional burn-in by a major customer during 2002.

Revenues in the Power Sources segment, though up slightly from their 2002 level, remained at depressed levels due to decreased demand for products sold by the telecommunications industry and competitive price pressures in a challenging market. In many cases, research and development activities of the Company’s Power Sources segment have long lead times, as they relate to components of products that our customers will not place into commercial production for 12 – 24 months. In 2003, the Company began receiving orders for products that were being developed in 2001 and 2002.

Gross Profit

Gross profit consists of net revenues less the cost of the materials, labor and operations overhead used in producing the products and providing the services supplied by the Company. Gross profit decreased $1.1 million in fiscal 2003 compared to fiscal 2002. A decline in the gross margin in the Company’s Testing Products segment of $1.2 million was offset by improvements in the Services and Power Sources segments of $100,000 each. The Power Sources operations operated at a breakeven margin level for the first time since 2000. Despite the Company’s continuing efforts in reducing its cost structure, revenue levels are insufficient to cover fixed and semi-fixed overhead costs and generate a positive gross margin. Additionally, changes in product mix and competitive price pressures, particularly in the Services and Power Sources segments, have unfavorably affected gross profit.

Marketing, General and Administrative

Marketing, general and administrative (“MG&A”) expenses primarily consist of employee salaries and payroll related costs, product promotion and customer support costs, employee and independent sales representative commissions, and legal, accounting and other professional services. MG&A decreased $.8 million or 19%, in fiscal 2003. Expense reductions are largely the result of cost controls and reductions in personnel, resulting in a decrease in payroll cost of $.6 million in fiscal 2003. For 2002, MG&A expenses decreased by $1 million or 19% compared to fiscal year 2001. Payroll costs accounted for $.5 million of this reduction and certain revenue related marketing costs such as warranty reserves, installation cost, and commissions decreased $.4 million as a result of lower revenues.

Research and Development

Research and development (“R&D”) consists primarily of salaries and payroll related costs of employees involved in ongoing product research, design and development activities, engineering supplies, and professional contract design services. The Company’s R&D expense was $1.3 million for fiscal 2003, compared to $2.5 million in 2002 and $2.9 million in 2001. R&D expenses declined in 2003 primarily as a result of staff reductions. R&D expenses declined during 2002 as a result of a $.3 million reduction in professional contract design expenses and a $.1 million reduction in payroll, resulting from reductions in personnel. A significant portion of the Company’s R&D expenditures in the years 2001-2003 is associated with the development activities in the Test and Conditioning Products segment, including the development of the CRITERIA 20, the Company’s next generation micrologic test during burn-in platform that was introduced in July of 2001, and incremental improvements to the existing CRITERIA 18 product line. R&D expenditures for development on new models of power sources decreased by 26% during 2003 after increasing by 13% in 2002. The Company anticipates that it will continue to have significant research and development expenditures in the future to provide new products and enhancements to existing products, including the CRITERIA 20.

Asset Impairments and Restructuring

In response to the continued decline in business activity in the Company’s historical lines of business, the Company reduced its Houston-based workforce by 38% in 2003, incurring severance costs of $488,000. The Company recorded an asset impairment charge of $335,000 in the fourth quarter of 2003 for real estate being held for sale in North Carolina, due to the continued lack of real estate activity in the area, In the same period, an impairment charge of $144,000 was recorded for a portion of work-in-process inventories which may not ultimately be recoverable. In fiscal 2002, management approved restructuring actions in response to the continuing global economic slowdown and to improve the Company’s cost structure through reductions in personnel across all operating segments, the consolidation of the Power Sources operations in Houston and the closure of its facility in Costa Rica. The Company recorded asset impairment and restructuring charges of $2,146,000 to reflect these actions. These charges consisted primarily of severance costs of $667,000, impairment costs of $750,000 on assets held for sale, a $500,000 write-off of a preferred stock investment in a start-up company, and other related costs. During fiscal 2001, the Company recorded asset impairment charges of $420,000 which consisted of asset impairment costs of $145,000, goodwill impairment costs of $221,000 related to a 1998 acquisition, and a $54,000 write down of a marketable security of a company in bankruptcy. See Note 10 of the Notes to Consolidated Financial Statements for additional financial information regarding impairments and restructuring.

Interest and Other Income

Interest income decreased in each of the years in the period from 2001-2003 due primarily to lower average rates of return on investments and lower cash and investment balances. Other income of $185,000 in 2003 includes a $155,000 gain on the sale of the Company’s former operating facility in Costa Rica and $30,000 from the gain on sales of marketable securities.

Provision for Income Taxes

The Company’s tax benefit rate was 2% in 2003, 42% in 2002 and 15% in 2001. The principal item affecting the Company’s tax rate in 2003 was the inability to record a benefit for the operating losses generated during the year. As of December 31, 2002, the Company had carried back all eligible losses; thus the Company cannot record income tax benefits related to operating losses until future profits are available to offset the losses. The benefit recorded in 2003 related to additional carryback benefits claimed upon filing its 2002 tax return and the elimination of certain deferred tax liabilities. The principal items affecting the Company’s tax rate in 2002 were benefits associated with the dissolution of the Company’s subsidiary in Costa Rica, additional carryback benefits realized as a result of tax legislation enacted in 2002, partially offset by the inability to deduct the losses of the Company’s foreign subsidiaries, and a provision to increase the Company’s valuation allowance on deferred tax assets. The principal items affecting the Company’s tax rate in 2001 were tax benefits not available to a foreign subsidiary due to net operating loss limitations and a lower effective benefit rate related to a loss at the Singapore subsidiary. In addition, the 2001 rate was affected by a valuation allowance related to a capital loss, the fact that a tax benefit was not available for a portion of the Singapore subsidiary’s loss, U.S. tax on a dividend from the Singapore subsidiary and non-deductible goodwill.

LIQUIDITY AND CAPITAL RESOURCES

During the past three years, the Company has sustained significant negative financial trends, including substantial decreases in revenues, net income, backlog, and cash flows from operating activities. Key customers have continued to delay or reduce expenditures for the Company’s products and services and such trends may continue in the near term. As discussed more fully in Note 10 to the Consolidated Financial Statements, management has taken steps to restructure the operations of the Company, including shutting down the Costa Rica facility in the third quarter of 2002 and downsizing the Houston and Singapore operations during 2003 and 2002. In addition, significant impairment charges have been recorded during 2003 and 2002 to reflect management’s best estimate of the fair value of certain real estate and other investments and work-in-process inventories.

Though the Company has continued to adjust its cost structure due to the prolonged downturn in its primary business lines, its operations continue to consume large amounts of the Company’s cash reserves. The Company has no debt and $10.2 million in tangible equity at December 31, 2003, $4.5 million of which is in the form of cash. Depending on the Company’s growth, profitability and other factors, including market conditions, the Company may require additional liquidity to sustain operations in 2004. Based on the Company’s current financial position, its outlook for 2004, and additional cash that may be generated through a combination of sale(s) or leases(s) of certain real estate holdings and sales of investment securities, management believes it has sufficient resources to fund its operations through 2004 and into 2005; however, there can be no assurances that such transactions can be consummated in a timely manner or in amounts sufficient to fund any continuing operating deficits.

The Company’s future strategy is primarily dependent on its ability to sell its burn-in and test systems, including its newest generation of burn-in and test systems for medium and high power micrologic devices, the CRITERIA 20. As a result of the downturn of the semiconductor industry which began in 2001, target customers for the CRITERIA line have continued to delay capital expenditures for new capacity, and no sales have been made to date of the CRITERIA 20. Though the Company has seen an increase in customer inquiries regarding the CRITERIA line in the latter portion of 2003, no assurances can be made that such inquiries will result in firm orders in 2004. To a lesser extent, the Company’s future strategy is also dependent on the successful launch of the Ezy-Load product line. Product development, market research and development of a promotional campaign were completed in the fourth quarter of 2003. Advertisements will be placed with various media in the first quarter of 2004. No assurances can be made that the Ezy-Load product will gain market acceptance in commercially viable quantities, or at a commercially viable price.

The Company’s primary source of liquidity has been earnings accumulated prior to 2001. Additionally, in May 2003, the Company received an income tax refund of $3.7 million resulting from the carryback of its 2002 operating loss. As of December 31, 2003, the Company’s working capital was $4.9 million, of which $4.5 million was cash and short-term investments. Changes in the Company’s financial condition and liquidity during the three year period ended December 31, 2003 are generally attributable to (1) operating losses sustained in each of the years, including the effects of significant research and development expenditures while experiencing a decline in revenues during each year, (2) the acquisition of the Ezy-Load product line in 2003, (3) the repurchase of 274,000 shares of common stock during fiscal 2001, and (4) capital expenditures for property and equipment, primarily related to equipment purchases for the Company’s Singapore facility.

Net cash used by operating activities for the year ended December 31, 2003 was $1.8 million, compared to $5.6 million used by operations during 2002 and $.5 million provided by operations in 2001. In 2003, the principal items affecting operating cash flow were the net loss of $6.5 million, offset by the tax refund received of $3.7 million, depreciation expense of $.8 million and the non-cash portion of the provision for impairment, restructuring and severance costs of $.4 million. For the fiscal year ended December 31, 2002, the principal items affecting operating cash flow were the net loss of $5.1 million, offset by depreciation expense of $1.1 million, the non-cash portion of the provision for impairment, restructuring and severance costs of $1.4 million and a decrease in accounts receivable of $0.4 million. Operating cash flow was also impacted by the increase in refundable income taxes of $3.3 million, which were not received until the second quarter of 2003.

Investing activities generated cash of $.1 million in 2003 and consumed cash of $.6 million in 2002 and $1.7 million in 2001. In 2003, the sale of the Company’s former operating facility in Costa Rica generated cash of $.8 million, which was offset by expenditures associated with the acquisition of the Ezy-Load product line of $.5 million and capital expenditures for property and equipment of $.3 million. Net cash used for fiscal 2002 was primarily capital expenditures for property and equipment of $.6 million, compared to $1.6 million in 2001.

In February 2000, the Company announced a plan to repurchase up to 1.5 million shares of its common stock. As of December 31, 2003, the Company has repurchased a total of 354,300 shares (274,600 in 2001 and 79,700 in 2000). The net cash used in this financing activity was $0.8 million in 2001 and $0.3 million in 2000. The number of shares purchased was affected by the Company limiting purchases to prices below certain per share amounts and certain regulatory requirements, including daily volume limitations. Although the Company did not repurchase additional shares during 2003 or 2002, it may do so from time to time in the future, if appropriate, subject to various factors, including market conditions and cash requirements to support operations.

The Company’s Singapore subsidiary maintains a $0.5 million line of credit facility to support the subsidiary’s credit commitments. As of December 31, 2003, $0.1 million of the commitment was being utilized under letter of credit commitments in lieu of a deposit on the leased building.

The Company, from time to time, evaluates potential acquisitions of businesses, products, and technologies that complement the Company’s business. Any such transactions, if consummated, may use a portion of the Company’s working capital or require the issuance of equity. The Company has no present commitments or agreements with respect to any acquisitions.

CONTRACTUAL OBLIGATIONS

Presented in the table below are the contractual obligations of the Company as of December 31, 2003:

	Payment due by period (in thousands)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Long-term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	$767	$265	$502	—	—
Purchase Obligations	55	55	—	—	—
Other	—	—	—	—	—

Total	$822	$320	$502	—	—

The Company has a contingent liability to make future payments in connection with its purchase of the Ezy-Load product line. See Note 12 of the accompanying Consolidated Financial Statements.

Certain ratios and amounts monitored by management in evaluating the Company’s financial resources and performance are presented in the following table:

	2003	2002	2001
Working capital:
Working capital (thousands)	$4,926	$10,607	$13,518
Current ratio	6.6 to 1	12.9 to 1	13.6 to 1
Equity ratios:
Total liabilities to equity	0.1	0.1	0.1
Assets to equity	1.1	1.1	1.1
Profitability ratios:
Gross profit	(67)%	(8)%	22%
Return on revenues	(320)%	(126)%	(36)%
Return on assets	(56)%	(28)%	(18)%
Return on equity	(61)%	(30)%	(19)%

FACTORS THAT MAY AFFECT FUTURE RESULTS

Liquidity

The Company has sustained significant operating losses in each of the past three years. During this period, cash and equivalents have declined from $14.3 million to $4.5 million, and the Company has maintained its debt-free status. Management has taken several steps during this period to adjust the Company’s cost structure and align it with the level of business activity while continuing to fund key research and development activities. As previously discussed, the Company may generate additional liquidity in 2004 through a combination of sale(s) or lease(s) of certain idle real estate holdings and sales of investment securities. The inability to consummate the(se) real estate transaction(s) could limit the Company’s ability to fund the working capital and capital expenditure requirements of any significant increase in business activity and to fund research and development activities which are essential in developing new products.

Dependence on Key Customers

A significant portion of the Company’s net sales is attributable to a few customers. The Company’s ability to maintain or increase its sales in the future will depend in part upon its ability to obtain orders from existing and new customers as well as the financial success of its existing customers. There can be no assurances that the Company will be able to maintain or increase the level of its revenues in the future or that the Company will be able to retain existing customers or to attract new customers. Because the Company’s products and services have been extensively customized to different key customer requirements, the market for such products and services may be limited. In addition, since development costs for such products are high, the Company only develops products for, and provides services to, customers that it believes have the financial capacity to buy large enough quantities of products to provide the Company a return on its investment.

Cyclical Nature of the Semiconductor Industry

The Company’s revenues, gross margins and net income depend significantly on capital equipment expenditures of manufacturers of integrated circuits (“ICs”) and products utilizing ICs. The semiconductor industry is cyclical in nature and has experienced periodic downturns which can have a severe effect on the demand for capital equipment. The current and prior semiconductor industry downturns, oversupply, and excess production capacity have adversely affected demand for products and services sold by the Company. The need to continue investment in research and development and maintain customer service and support capability may limit the Company’s ability to reduce expenses.

Rapid Technological Changes and Product Development

Rapid technological advances resulting in changing customer requirements and evolving industry standards requiring frequent new product introductions and enhancements characterize the semiconductor industry. The Company’s future success will depend in large part on its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments, achieve market acceptance and respond to constantly evolving customer requirements. The Company will need to continue to make substantial investments in research and product development in order to respond to rapid technological changes and to develop and introduce new products to meet customers’ expanding needs and evolving industry standards. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements or any significant delays in product development or introduction could result in a loss of competitiveness and could have a material adverse effect on the Company. There can be no assurance that the Company will successfully develop and manufacture new products or that any product enhancements or new products developed by the Company will gain market acceptance.

Competition

The markets in which the Company’s products and services are sold are subject to intense competition and are characterized by rapidly changing technology. The Company’s competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Competitive pressures often necessitate price reductions that can adversely affect operating results. Although the Company believes that it has certain technological and other advantages over its competitors, maintaining such advantages will require a continued high level of investment by the Company in research and development, marketing and service. There can be no assurance that the Company will be able to compete successfully in the future.

Fluctuation of Operating Results

The Company’s operating results fluctuate on a quarterly and annual basis because of a number of factors. Not only does the cyclical nature of the semiconductor industry affect the Company’s operating results, but the status of world economic conditions and the timing of product shipments can also affect results. For example, because the Company’s test and conditioning products have relatively high unit prices, the acceleration or delay of a small number of shipments from one quarter to the next can significantly affect the Company’s operating results for that quarter or that year.

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

Limited Sources of Supplies

Although there is more than one potential supplier of all material component parts for the Company’s products, the Company currently relies on a single source of supply for several components. In most cases, the Company is not a significant purchaser of raw materials from its suppliers and therefore has little control over either the availability or pricing of component parts. Accordingly, the Company is vulnerable to delays in shipments caused by either a business interruption of a supplier or an undersupply of parts, and the Company could experience production delays while an alternate supplier is procured. Such delays, if encountered for an extended period, could have a material adverse effect on the Company.

Intellectual Property

The Company attempts to protect its intellectual property through patents, copyrights, trade secrets, trademarks, and other means The Company believes however, that its success will depend to a greater extent upon innovation, technological expertise, service after the sale and customer relationships. There can be no assurances that the Company will be able to protect its proprietary rights or that competitors will not be able to develop similar or superior technology independently. No assurance can be given that the claims allowed on any patents held by the Company will be sufficiently broad to protect the Company’s technology. No assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company or that third parties’ patents will not adversely affect the Company.

International Operations

The Company operates a service facility in Singapore and has export sales from its Texas-based headquarters for delivery outside of the U.S. Consequently, the Company is subject to risk customarily found in international business operations, such as fluctuation of currency exchange rates, import and export controls, regulatory policies of foreign governments, longer receivable collection periods and greater difficulty in accounts receivable collections. The Company attempts to conduct its business and financial affairs so as to protect against political and economic risk, but there can be no assurance that the Company will be successful in protecting itself.

Success of Ezy-Load Product Launch

The Company is entering a new market (Automotive) through the launch of a new product (Ezy-Load) that, from a marketing standpoint, is dissimilar from its traditional lines of business. There can be no assurance that the Company will be able to market this product successfully to a new customer base or that the product will achieve market acceptance at sustainable prices.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

The Company does not engage in speculative transactions and does not use derivative instruments or engage in hedging activities. See the Notes to the Consolidated Financial Statements for a description of the Company’s accounting policies and other information related to these financial instruments.

In the normal course of business the Company is exposed to market risks, including changes in interest rates, foreign currency exchange rates, and equity price changes that could impact the Company’s operating results. As of December 31, 2003, fluctuations in interest rates, exchange rates, and equity price changes would not have significant material effect on the Company’s financial position or operating results. The sensitivity analyses below do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions management may take to mitigate the Company’s exposure to such changes.

Interest Rate Risk

The Company places its short-term investments, which generally have a term of less than 90 days, with high quality financial institutions, limits the amount of credit exposure to any one institution, and has investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. As of December 31, 2003, the Company had short-term investments totaling $3.9 million. Due to the short-term nature of these instruments, the carrying value approximates market value. If, during 2004, average short-term interest rates decrease by 1.0% over 2003 average rates, the Company’s projected interest income from short-term investments would decrease by approximately $57,000, assuming a similar level of investments in 2004.

Equity Price Risk

As of December 31, 2003, the Company held marketable equity securities with aggregate fair market values of $231,000. In the event that the carrying value of the Company’s equity investment exceeds its fair market value, and the decline in value is determined to be other than temporary, the carrying value is reduced to its current fair market value. Had market prices of such securities declined 10% as of December 31, 2003, the market values of these instruments would have decreased $23,000.

Foreign Currency Risk

The Company has a subsidiary located in Singapore. The subsidiary’s functional currency and a significant portion of the assets, including cash investments, are denominated in U.S. dollars. During fiscal 2003, approximately 70% of its Singapore subsidiary’s revenues and 30% of its expenses were denominated in U.S. dollars. The balance of revenues and expenses were denominated in Singapore dollars. Historically, fluctuations in the Singapore dollar/U.S. dollar exchange rates have not had a material effect on the Company. The effects of foreign currency exchange rates were a gain of $3,000, a loss of $38,000, and a gain of $25,000 in fiscal 2003, 2002 and 2001, respectively.

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

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Reliability Incorporated

We have audited the accompanying consolidated balance sheets of Reliability Incorporated as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliability Incorporated at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Houston, Texas

January 26, 2004

RELIABILITY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

ASSETS
	December 31,
	2003	2002
Current assets:
Cash and cash equivalents	$4,454	$6,117
Accounts receivable	476	296
Inventories	727	1,326
Refundable income taxes	—	3,677
Other current assets	156	86

Total current assets	5,813	11,502

Property, plant and equipment, at cost:
Machinery and equipment	14,107	13,774
Buildings and improvements	4,640	4,549
Land	230	230

	18,977	18,553
Less accumulated depreciation	14,915	14,130

	4,062	4,423

Investments	231	178
Goodwill	598	—
Assets held for sale	1,000	2,005

	$11,704	$18,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$429	$122
Accrued liabilities	438	652
Income taxes payable	20	29
Accrued restructuring costs	—	92

Total current liabilities	887	895

Deferred tax liabilities	33	53
Commitments and contingencies Stockholders’ equity:
Common stock, without par value; 20,000,000 shares authorized; 6,690,265 shares issued	9,721	9,614
Retained earnings	2,129	8,668
Accumulated other comprehensive income	28	(28)
Less treasury stock, at cost, 354,300 shares	(1,094)	(1,094)

Total stockholders’ equity	10,784	17,160

	$11,704	$18,108

See accompanying notes.

RELIABILITY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Revenues:
Product sales	$1,171	$2,805	$7,286
Services	871	1,236	4,796

	2,042	4,041	12,082

Costs and expenses:
Cost of product sales	1,444	1,960	3,778
Cost of services	1,959	2,391	5,675
Marketing, general and administrative	3,265	4,018	4,978
Research and development	1,310	2,498	2,932
Provision for asset impairments, restructuring and severance costs	967	2,146	420

	8,945	13,013	17,783

Operating (loss) income	(6,903)	(8,972)	(5,701)
Interest income, net	57	132	609
Other income	185	—	—

(Loss) income before income taxes	(6,661)	(8,840)	(5,092)
Provision (benefit) for income taxes	(122)	(3,751)	(745)

Net (loss) income	$(6,539)	$(5,089)	$(4,347)

Earnings (loss) per share:
Basic	$(1.03)	$(.80)	$(.67)
Diluted	$(1.03)	$(.80)	$(.67)

Weighted average shares:
Basic	6,336	6,336	6,486
Diluted	6,336	6,336	6,486

See accompanying notes.

RELIABILITY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(6,539)	$(5,089)	$(4,347)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation and amortization	826	1,057	2,259
Provision (benefit) for deferred income taxes	(48)	91	(353)
Provision for inventory obsolescence	244	76	154
Provision for asset impairment, restructuring and severance costs	967	2,146	420
(Gain) on sale of assets held for sale	(155)	—	—
(Gain) on sale of investments	(30)	—	—
Write off deferred charges	103	—	—
Other	1	6	(2)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(180)	421	4,376
Inventories	(66)	(85)	262
Refundable income taxes	3,677	(3,332)	(345)
Other current assets	(69)	98	283
Accounts payable	307	(74)	(608)
Accrued liabilities	(265)	(176)	(1,089)
Income taxes payable	(9)	—	(518)
Cash payments charged to impairment, shut-down and restructuring reserves	(530)	(730)	31

Total adjustments	4,773	(502)	4,870

Net cash provided (used) by operating activities	(1,766)	(5,591)	523

Cash flows from investing activities:
Acquisition of Ezy-Load product line	(514)	—	—
Expenditures for property and equipment	(267)	(637)	(1,596)
Purchase of marketable equity and debt securities	—	—	(109)
Proceeds from sale of investments	59	—	—
Proceeds from sale of equipment	—	12	2
Proceeds from sale of assets held for sale	825	—	—

Net cash provided (used) by investing activities	103	(625)	(1,703)

Cash flows from financing activities:
Purchase of treasury stock	—	—	(814)
Proceeds from issuance of common stock pursuant to stock option plans	—	—	9

Net cash (used) by financing activities	—	—	(805)

Effect of exchange rate changes on cash	—	31	(16)

Net increase (decrease) in cash and cash equivalents	(1,663)	(6,185)	(2,001)

Cash and cash equivalents:
Beginning of year	6,117	12,302	14,303

End of year	$4,454	$6,117	$12,302

Supplemental cash flow information:
Non-cash investing activities:
Transfer of items from development unit (fixed assets) to production unit (inventory)	—	$441	—
Transfer of items from production unit (inventory) to development unit (fixed assets)	$300	—	—

See accompanying notes.

RELIABILITY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002 and 2001

(In thousands)

	Common Stock		Retained Earnings	Treasury Stock (at cost)		Accumulated Other Comprehensive Income (Loss)	Total Amount	Total Comprehensive Income (Loss)
	Shares	Amount		Shares	Amount
Balance at December 31, 2000	6,687	$9,605	$18,104	(80)	$(280)	$43	$27,472
Comprehensive (loss):
Net (loss)			(4,347)				(4,347)	$(4,347)
Unrealized net (losses) on marketable equity securities						(3)	(3)	(3)

Total comprehensive (loss)								$(4,350)

Purchase of treasury stock				(274)	(814)		(814)
Shares issued for exercise of stock options	3	9					9

Balance at December 31, 2001	6,690	$9,614	$13,757	(354)	$(1,094)	$40	$22,317
Comprehensive (loss):
Net (loss)			(5,089)				(5,089)	$(5,089)
Unrealized net (losses) on marketable equity securities						(68)	(68)	(68)

Total comprehensive (loss)								$(5,157)

Balance at December 31, 2002	6,690	$9,614	$8,668	(354)	$(1,094)	$(28)	$17,160
Comprehensive (loss):
Net (loss)			(6,539)				(6,539)	$(6,539)
Realized net gains on marketable equity securities						(19)	(19)	(19)
Unrealized net gains on marketable equity securities						75	75	75

Total comprehensive (loss)								$(6,483)

Value of options issued in Ezy-Load acquisition		107					107

Balance at December 31, 2003	6,690	$9,721	$2,129	(354)	$(1,094)	$28	$10,784

See accompanying notes.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND LIQUIDITY

Reliability Incorporated (“Reliability” or the “Company”) is a United States based corporation with operations in the United States, Singapore and, until August 2002, Costa Rica. The Company is principally engaged in the design, manufacture, marketing and support of high performance equipment used to test and condition integrated circuits. The Company also designs, manufactures and markets a line of DC-DC power converters, operates a service facility in Singapore that conditions and tests integrated circuits as a service for others, and beginning in 2003, produces and markets a hydraulic lifting device for the automotive aftermarket.

During the downturn of the semiconductor industry which began in 2001, the Company has sustained significant negative financial trends, including substantial decreases in revenues, net income, backlog, and cash flows from operating activities. Key customers have continued to delay or reduce expenditures for the Company’s products and services. As discussed more fully in Note 10, management has taken steps to restructure the operations of the Company, including shutting down the Costa Rica facility in the third quarter of 2002 and downsizing its Houston and Singapore operations during 2002 and 2003. In addition, significant impairment charges have been recorded during 2002 and 2003 to reflect management’s best estimate of the fair value of certain real estate and other investments and inventories.

Though the Company has continued to adjust its cost structure due to the prolonged downturn in its primary business lines, its operations continue to consume large amounts of the Company’s cash reserves. The Company has no debt and $10.2 million in tangible equity at December 31, 2003, $4.5 million of which is in the form of cash. Depending on the Company’s growth, profitability and other factors, including market conditions, the Company may require additional liquidity to sustain operations in 2004. Based on the Company’s current financial position, its outlook for 2004, and additional cash that may be generated through a combination of sale(s) or leases(s) of certain real estate holdings and sales of investment securities, management believes it has sufficient resources to fund its operations through 2004 and into 2005; however, there can be no assurances that such transactions can be consummated in a timely manner or in amounts sufficient to fund any continuing operating deficits.

The Company’s future strategy is primarily dependent on its ability to sell its burn-in and test systems, including its newest generation of burn-in and test systems for medium and high power micrologic devices, the CRITERIA 20. As a result of the downturn of the semiconductor industry, target customers for the CRITERIA line have continued to delay capital expenditures for new capacity, and no sales have been made to date of the CRITERIA 20. While management believes that demand for the CRITERIA line will improve in 2004, no assurances can be made that market demand will return or that market acceptance can be achieved in that time frame. To a lesser extent the Company’s future strategy is also dependent on the successful launch of the Ezy-Load product line. Product development, market research and development of a promotional campaign were completed in the fourth quarter of 2003. Advertisements will be placed with various media in the first quarter of 2004. No assurances can be made that the Ezy-Load product will gain market acceptance in commercially viable quantities, or at a commercially viable price.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Reliability Singapore Pte Ltd. for all years presented. Through August 2002, the accounts of the Company’s former Costa Rica subsidiary, RICR de Costa Rica, S.A., were also included. All significant intercompany balances and transactions have been eliminated in consolidation.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

CASH EQUIVALENTS

For the purposes of the statements of cash flows, the Company considers all highly liquid cash investments that mature in three months or less when purchased, to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

INVENTORIES

Inventories, at December 31, are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include:

	2003	2002
	(In thousands)
Raw materials	$345	$501
Work-in-progress	98	538
Finished goods	284	287

	$727	$1,326

Inventories are presented net of reserves for excess and obsolete inventories of $439,000 and $280,000 as of December 31, 2003 and 2002, respectively. The Company monitors its inventories to identify and write off or establish reserves for write-off of excess and obsolete inventories.

INVESTMENTS

All investments are classified as held to maturity or available-for-sale securities under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of its investments in equity and debt securities at the time of purchase and reevaluates such determinations at each balance sheet date.

Marketable equity securities are classified as available-for-sale and are carried at their fair value on the balance sheet, with unrealized gains and losses, net of applicable income taxes of $14,000 and ($14,000) at December 31, 2003 and 2002, respectively, reported as a separate component of stockholders’ equity. Marketable equity securities are stated at market value, as determined by the most recently published trade price of the securities at the balance sheet date.

The following table summarizes the Company’s investments at December 31:

	2003	2002
	(In thousands)
Marketable equity securities, at cost	$189	$219
Unrealized net gains (losses) on marketable equity securities	42	(41)

	231	178

Amount classified as current	—	—

Amount classified as long-term	$231	$178

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has elected to perform its annual tests for indications of goodwill impairment as of December 31 of each year. Impairment losses are determined based upon the excess of carrying amounts over discounted expected future cash flows of the underlying business. The assessment of the recoverability of goodwill will be impacted if estimated future cash flows are not achieved. For fiscal 2003, the Company did not identify any goodwill impairment.

The Consolidated Statement of Operations for 2001 includes charges of $56,000 for the amortization of goodwill prior to the adoption of SFAS No. 142.

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

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (intrinsic value method) in accounting for its stock options. Since the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, generally no compensation expense is recognized. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

	2003	2002	2001
	(In thousands, except per share data)
Reported net income (loss)	$(6,539)	$(5,089)	$(4,347)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects (1)	(81)	(389)	(332)

Pro forma net income (loss)	$(6,620)	$(5,478)	$(4,679)

Net income (loss) per share, as reported:
Basic	$(1.03)	$(.80)	$(.67)

Diluted	$(1.03)	$(.80)	$(.67)

Pro forma net income (loss) per share, as if the fair value method had been applied to all awards:
Basic	$(1.04)	$(.86)	$(.72)

Diluted	$(1.04)	$(.86)	$(.72)

(1)	No tax benefits were attributed to SFAS No. 123 based compensation during 2003 as the Company has provided substantially a full valuation allowance on its net tax deferred tax assets.

The pro forma disclosures above are not necessarily indicative of the effects of applying SFAS 123 in future years.

The fair value of options granted was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions.

	2003	2002	2001
Risk-free interest rate	3.15%	2.89%	4.39%
Expected lives (years)	5	5	5
Expected volatility	146%	83%	76%
Expected dividend yield	0%	0%	0%

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

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

WARRANTY

The Company warrants products sold to customers for up to three years from shipment. A provision for estimated future warranty costs, which historically have been low, is recorded upon shipment.

FOREIGN CURRENCY

The Company’s functional currency is the U.S. dollar, thus the financial statements of the Company’s foreign subsidiary is measured using the U.S. dollar. Accordingly, transaction gains or losses for foreign subsidiaries are recognized in consolidated income in the year of occurrence.

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

The Company’s revenues are primarily denominated in U.S. dollars, thus the risks of foreign exchange fluctuations are generally not material.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amounts of cash, accounts receivable, refundable income taxes, accounts payable, and accrued liabilities, as presented in the financial statements, approximate fair value because of the short-term maturity of these instruments. See the disclosures above for fair value information related to investments in marketable equity securities.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES

Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

INCOME TAXES

Deferred income taxes are provided under the liability method and reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company establishes valuation allowances when the realization of specific deferred tax assets are subject to significant uncertainty.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 46

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the other equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure and consolidation requirements of FIN 46 for variable interest entities created or acquired subsequent to January 31, 2003 became effective for financial statements issued by the Company beginning the first quarter of 2003. For variable interest entities created or acquired prior to February 1, 2003, the consolidation requirements of FIN 46 became effective for the Company in the fourth quarter of 2003. The adoption of FIN 46 did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

2.    INCOME TAXES

The provision (benefit) for income taxes is based on income (loss) before income taxes, as follows:

Geographic Area	2003	2002	2001
	(In thousands)
United States	$(4,812)	$(2,481)	$(1,750)
Foreign	(1,881)	(6,331)	(3,381)
Eliminations	32	(28)	39

	$(6,661)	$(8,840)	$(5,092)

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The components of the provision (benefit) for income taxes are as follows:

	Current	Deferred	Total
	(In thousands)
2003
Federal	$(74)	$(48)	$(122)
Foreign	—	—	—
State	—	—	—

	$(74)	$(48)	$(122)

2002
Federal	$(3,852)	$91	$(3,761)
Foreign	—	—	—
State	10	—	10

	$(3,842)	$91	$(3,751)

2001
Federal	$(359)	$54	$(305)
Foreign	(33)	(407)	(440)
State	—	—	—

	$(392)	$(353)	$(745)

The differences between the effective tax rate reflected in the provision (benefit) for income taxes on income (loss) before income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% are analyzed below:

	2003	2002	2001
	(In thousands)
Provision (benefit) at statutory rate	$(2,265)	$(3,006)	$(1,731)
Tax benefits on dissolution of Costa Rica subsidiary	—	(2,259)	—
Foreign losses for which a tax benefit is not available—Costa Rica	—	393	375
Net U.S. tax on dividend from Singapore subsidiary	—	—	187
Foreign statutory rate differential—Singapore	226	285	205
Nondeductible goodwill	—	—	68
Additional carrybacks of prior year losses	—	(197)	—
Reduction in liability for unremitted foreign earnings	(258)	—	—
Change in valuation allowance	2,212	1,029	133
Other	(37)	4	18

	$(122)	$(3,751)	$(745)

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The significant components of the Company’s net deferred tax liabilities and assets at December 31, were as follows:

	2003	2002
	(In thousands)
Deferred tax assets:
Inventory and asset impairment reserves	$606	$417
Accrued expenses not currently deductible	84	92
Net operating loss carryover—U.S.	1,560	—
Net operating loss carryover—Singapore	1,012	660
Capital loss carryover	287	297
Restructuring reserve	—	65
Other	—	3

Total deferred tax assets	3,549	1,534
Valuation allowance	3,411	1,199

Net deferred tax assets	138	335

Deferred tax liabilities:
Depreciation	157	91
Tax on unremitted foreign earnings	—	258
Tax on unrealized investment gains	14	—
Other	—	39

Total deferred tax liabilities	171	388

Net deferred tax (assets) liabilities	$33	$53

The valuation allowance for net deferred tax assets increased by $2,212,000 in 2003. The increase is the result of an increase in deductible temporary differences, primarily loss carryforwards, and the elimination of $258,000 of deferred tax liabilities related to unremitted foreign earnings which will be permanently reinvested. The Company has established valuation allowances related to certain tax benefits where management believes that the available evidence indicates that it is more likely than not that the Company will not realize the tax benefit. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

The tax benefit recognized in 2003 related to additional benefits received in connection with the carryback of the fiscal 2002 loss and an adjustment of certain deferred tax liabilities. There was no taxable income in the two-year carryback period to offset the operating loss generated in 2003. In 2002 the Company recorded a tax benefit of $3.8 million and was able to carry back its operating loss and file a refund claim. The tax refund was received in May 2003.

At December 31, 2003, the Company had U.S. operating loss carryforwards of $4.6 million which expire in 2023. The Company’s Singapore subsidiary has an operating loss carryforward of $4.6 million that may be carried forward indefinitely. Due to the uncertainty of the realization of the domestic and foreign loss carryforwards, the Company has established a valuation allowance for the entire amount of the carryforward benefits.

The Company established valuation allowances of $287,000 and $297,000 as of December 31, 2003 and 2002, respectively, with respect to the capital loss carryover because realization is dependent upon the Company

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

generating capital gain income in future years, and it is more likely than not that the Company will not generate capital gain income at levels necessary to absorb the loss. The loss carryovers will expire beginning in 2006.

As of December 31, 2002, the Company had provided $258,000 in deferred income taxes on undistributed earnings of $3.2 million of its Singapore subsidiary. During 2003, the Company determined that it was unlikely that these foreign earnings would be distributed in the foreseeable future, and reversed these previously accrued taxes. The reversal of these previously accrued taxes required a corresponding increase in the valuation allowance for deferred tax assets. Thus, there was no income effect of this reassessment regarding the distribution of foreign earnings. As of December 31, 2003, the Company had $2.5 million of accumulated foreign earnings which are considered permanently reinvested and for which no deferred taxes have been provided.

Cash payments for income taxes during 2003, 2002 and 2001 were $0, $83,000 and $581,000, respectively. The Company received income tax refunds during 2003, 2002 and 2001 of $3,751,000, $619,000 and $89,000, respectively.

3.    CREDIT AGREEMENTS

The Company’s Singapore subsidiary maintains an agreement with a Singapore bank that provides for a maximum credit of 900,000 Singapore Dollars (U.S. $530,000 at December 31, 2003) at the bank’s prime rate plus 2% (7% at December 31, 2003). The credit can be in the form of an overdraft facility (300,000 Singapore dollar sub-limit), banker’s guarantees or letters of credit. There were no balances outstanding at December 31, 2003, but amounts utilized under letter of credit commitments totaled $115,000. The facility is collateralized by substantially all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank, and continuation of the credit facility is at the discretion of the bank.

Interest income is presented net as follows:

	2003	2002	2001
	(In thousands)
Interest income	$65	$142	$609
Interest (expense)	(8)	(10)	—

Interest income, net	$57	$132	$609

4.    SEGMENT INFORMATION

The Company has four operating segments based on the following product and service offerings: (1) the Test and Conditioning Products segment, which designs, manufactures and markets equipment used in the testing and conditioning of integrated circuits by semiconductor manufacturers; (2) the Services segment, which operates a services facility in Singapore to condition and test integrated circuits as a service to others; (3) the Power Sources segment, which designs, manufactures and markets power sources, primarily a line of DC-DC power converters that convert direct current voltage into a higher or lower voltage; and (4) the Automotive segment which produces and markets a lifting device for the automotive aftermarket.

The Company evaluates performance and allocates resources based on operating income, which is defined as income before interest income, interest expense and income taxes.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Financial information by industry segment is as follows:

	2003	2002	2001
	(In thousands)
Revenues from external customers:
Testing Products	$594	$2,253	$6,480
Services	871	1,237	4,796
Power Sources	571	551	806
Automotive	6	—	—

Inter-segment revenues:
Testing Products	104	315	208
Services	—	—	42
Power Sources	—	—	98
Eliminations	(104)	(315)	(348)

	$2,042	$4,041	$12,082

Operating income (loss)
Testing Products	$(2,876)	$(3,235)	$(1,742)
Services	(1,428)	(1,850)	(1,895)
Power Sources	(916)	(1,369)	(1,302)
Automotive	(203)	—	—
Provision for impairments, severance, and restructuring of Services operations	—	(509)	(366)
Provision for impairments, severance, and restructuring of Power Sources operations	(63)	(200)	—
Provision for impairments, severance, and restructuring of Testing Products operations	(224)	(237)	—
Provision for impairment of corporate assets	(680)	(1,200)	(54)
General corporate expenses	(513)	(372)	(342)

	$(6,903)	$(8,972)	$(5,701)

Total assets:
Testing Products	$4,187	$5,434	$5,709
Services	1,539	1,927	2,796
Power Sources	402	266	1,312
Automotive	760	—	—
General corporate assets	4,816	10,481	13,700

	$11,704	$18,108	$23,517

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Financial information by industry segment is as follows—(continued):

	2003	2002	2001
	(In thousands)
Depreciation and amortization:
Testing Products	$257	$263	$330
Services (1)	555	768	1,885
Power Sources	8	26	44
Automotive	6	—	—

	$826	$1,057	$2,259

Capital expenditures:
Testing Products	$130	$210	$670
Services	79	427	925
Power Sources	—	—	1
Automotive	58	—	—

	$267	$637	$1,596

(1)	Includes amortization of goodwill totaling $56,000 in 2001.

General corporate assets consist of cash investments, assets held-for-sale, refundable income taxes and certain equity and debt investments that are not specifically identifiable to a segment.

The Company had export revenues from its United States operation to the following geographical areas:

	2003	2002	2001
	(In thousands)
Asia and Pacific	$120	$1,326	$3,256
Central and South America	43	30	1,812
Europe	284	259	641
North America and other	10	—	3

	$457	$1,615	$5,712

Export revenues from its United States operation are attributed to geographic areas based on delivery locations.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Financial information by geographic area is as follows:

	2003	2002	2001
	(In thousands)
Revenues from external customers:
United States	$908	$2,202	$6,234
Singapore	1,134	1,435	5,035
Costa Rica	—	404	813
Inter-geographic revenues:
United States	104	315	208
Singapore	—	118	346
Costa Rica	—	—	238
Eliminations	(104)	(433)	(792)

	$2,042	$4,041	$12,082

Property, plant and equipment, net:
United States	$3,241	$3,024	$3,504
Singapore	821	1,399	1,848
Costa Rica	—	—	758

	$4,062	$4,423	$6,110

Revenues are attributed to geographic areas based on the location of the assets producing the revenues. Inter-segment sales and inter-geographic sales of manufactured products are priced at cost plus a reasonable profit.

Accounts receivable are generally due within 30 days, and collateral is generally not required due to the credit worthiness of the Company’s customers. Accounts receivable are concentrated in one or more of the Company’s significant customers, depending on the timing of shipments to a particular customer. Historically, the Company’s bad debts have been very low, an indication of the credit worthiness of the customers to which the Company sells. The Company monitors customer payment trends and does not at this time anticipate a significant increase in its historically very low bad debt expense.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The Company’s revenues are concentrated in the semiconductor and electronics industries. However, the Company’s customers operate in diverse markets and geographic areas. Customers of the respective segments are indicated by an “X” in the table. Revenues from major customers, as a percent of total revenues are as follows:

	Total Revenues	Testing Products	Services
2003
Customer A	28%	X
Customer B	—		X
Customer C	24		X
2002
Customer A	49%	X
Customer B	11		X
Customer C	11		X
2001
Customer A	46%	X
Customer B	18		X
Customer C	14		X

5.    STOCKHOLDERS’ EQUITY

STOCK OPTION PLAN

Under the Amended and Restated 1997 Stock Option Plan (“Option Plan”), 1,500,000 shares of common stock were made available for future grants. The Option Plan permits the granting of both incentive stock options and non-qualified options to directors, executive officers and other key employees of the Company and its subsidiaries. The term and vesting of each option is determined by the Board of Directors. The term of each incentive stock option may not exceed 10 years. The exercise price is the fair market value of the Company’s common stock on the date the option is granted. Incentive stock options generally vest in three installments beginning six months after the option award. The second and third installments generally vest on March 1, one and two years after the initial vesting date. Non-qualified options generally vest on the date granted, but may vest in one or more installments. All option awards encourage the recipients to own shares of common stock by requiring optionees to own shares of Company stock in order to avoid the forfeiture of certain of their unexercised options. The stock ownership inducements begin approximately two years after the option grant date and, in certain instances, increase in three to five annual increments. Unexercised options terminate in installments if the required number of shares of common stock is not owned on the specified date. The number of shares available for future grant was 444,000 at December 31, 2003.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

A summary of the Option Plan activity is as follows:

	Options Activity	Weighted Average Exercise Price
Balance at December 31, 2000	795,000	$5.98
Options granted	325,000	2.55
Options exercised	(3,000)	2.57
Options expired or cancelled	(42,000)	10.69

Balance at December 31, 2001	1,075,000	4.78
Options granted	15,000	1.10
Options expired or cancelled	(280,000)	9.16

Balance at December 31, 2002	810,000	3.19
Options granted	295,000	1.17
Options expired or cancelled	(266,000)	2.61

Balance at December 31, 2003	839,000	$2.66

The weighted average fair values of options granted in 2003, 2002 and 2001 were $1.06, $.74, and $1.65 per share, respectively.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life in Years	Outstanding Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Weighted Average Exercise Price
$1.17	235,000	9.6	$1.17	—	—
1.10	15,000	9.0	1.10	5,000	$1.10
2.55	190,000	8.0	2.55	127,000	2.55
2.57	87,000	5.9	2.57	87,000	2.57
4.88	102,000	5.2	4.88	102,000	4.88
$3.50	210,000	5.0	3.50	210,000	3.50

	839,000		$2.66	531,000	$3.36

As of December 31, 2002 and 2001, 810,000 and 627,000, respectively, of the outstanding options were exercisable at a weighted average exercise price of $3.43 and $6.17 per share, respectively.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

6.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2003	2002	2001
	(In thousands, except per share data)
Net income (loss)	$(6,539)	$(5,089)	$(4,347)

Weighted average shares outstanding	6,336	6,336	6,486
Net effect of dilutive stock options based on the treasury stock method	—	—	—

Weighted average shares and assumed conversions	6,336	6,336	6,486

Earnings (loss) per share:
Basic	$(1.03)	$(.80)	$(.67)

Diluted	$(1.03)	$(.80)	$(.67)

Options to purchase 939,000, 810,000 and 1,075,000 shares of common stock of the Company were excluded from the computation of diluted earnings (loss) per share during 2003, 2002 and 2001, respectively, as inclusion of these options in the calculations would have been anti-dilutive.

7.    EMPLOYEE STOCK SAVINGS PLAN

The Company sponsors an Employee Stock Savings Plan (the “Plan”). The Plan allows eligible United States employees to contribute up to 100% of defined compensation to the Plan and to elect to have contributions not be subject to Federal income taxes under Section 401(k) of the Internal Revenue Code. The Company matches employee contributions to the Plan at a rate equal to 50% of the employee’s contribution, but the Company’s matching contribution is limited to 2% of the employee’s defined compensation. The Company also makes a voluntary contribution of an amount equal to 1% of the defined compensation of all participants. The Company also contributes a profit sharing amount based on the consolidated profits of the Company. The maximum profit sharing contribution is 5% of compensation. The Company’s contributions for matching, voluntary and profit sharing contributions (there were no profit sharing contributions in 2003, 2002 or 2001) were $58,000 in 2003, $103,000 in 2002 and $123,000 in 2001. Employee contributions may be invested in Company stock or other investment options offered by the Plan. The Company’s contributions, both matching and profit sharing, are invested solely in Company stock, and vest with the employee over six years. The Plan allows employees who are over age 55 and 100% vested in their employer contribution accounts to begin diversifying out of amounts that have been invested in Company stock through Company contributions over a 10-year period, starting at 25% in the first year and progressively increasing to 100% diversification at year 10.

The Company registered and reserved 500,000 shares in 1992, and registered and reserved 500,000 additional shares in 2001, of common stock for sale to the Plan. The registration statements cover shares purchased both in the open market and from the Company. The Plan did not purchase any shares from the Company during the three-year period ending in 2003. The Plan purchased in the open market 69,000, 54,000 and 57,000 shares during 2003, 2002 and 2001, for an aggregate purchase price of $82,000, $135,000 and $193,000, respectively. At December 31, 2003, 381,000 reserved shares remain unissued under the 2001 registration statement.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

8.    COMMITMENTS

The Company’s Singapore subsidiary leases manufacturing and office facilities under non-cancelable operating lease agreements expiring in 2006. Rental expense for 2003, 2002 and 2001 was $324,000, $318,000 and $370,000, respectively.

Future minimum rental payments under operating leases in effect at December 31, 2003 are as follows:

Year	(In thousands)
2004	$265
2005	265
2006	237

$767

The Company leased manufacturing and office space in its U.S. facility to a third party under an agreement that expired in August 2003. Lease income for 2003, 2002 and 2001 was $196,000, $294,000 and $284,000, respectively.

9.    ACCRUED LIABILITIES

Accrued liabilities at December 31, consist of the following:

	2003	2002
	(In thousands)
Payroll	$234	$384
Leasehold reinstatement	50	—
Deferred income	—	55
Professional fees	91	91
Other	63	122

	$438	$652

10.    ASSET IMPAIRMENTS, RESTRUCTURING AND SEVERANCE COSTS

The Company recorded provisions for asset impairments, restructuring and severance costs as follows:

	2003	2002	2001
	(In thousands)
Impairment of assets held for sale	$335	$750	$—
Severance expenses	488	667	—
Write-off of investments	—	500	54
Impairment of long-lived assets	—	93	145
Impairment of inventory	144	—	—
Future lease payments	—	82	—
Other restructuring costs	—	54	—
Write off of impaired goodwill	—	—	221

	$967	$2,146	$420

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The following table presents activity in the accrued restructuring costs account during the twelve months ended December 31:

	2003	2002
	(In thousands)
Accrued costs at January 1	$92	$19
Provision for restructuring:
Employee severance	488	667
Lease payments	—	82
Other costs and expenses	—	54

	488	803

Cash payments charged to accounts:
Employee severance	488	667
Lease payments	42	35
Other costs and expenses payments	—	28

Non-cash items:
Reversal of impairment accrual upon sale of asset held for sale	50	—

	580	730

Accrued costs at December 31	$—	$92

The Company shut down a Services facility in North Carolina in April 1998. The land and a building previously occupied by the Services operation are presented as assets held for sale in the accompanying consolidated balance sheets. Impairment charges of $700,000 in 2002 and $335,000 in 2003 were recorded to state the assets at the lower of carrying amount or fair value, less estimated cost to sell. The assets held for sale have been actively marketed since 1998 at an asking price that is estimated to be a price that would be paid by an end user, although no assurances can be given that they will be sold during 2004.

The Company, during 2001, completed a review of the Singapore subsidiary’s decline in revenues, changes in operations and the results of a program to refocus and diversify its activities. Based on the review, $145,000 of impaired fixed assets were written off or written down and impaired goodwill with a net book value of $221,000 was written off.

The Company’s Singapore subsidiary began processing devices for a new customer in early 2001. The customer advised the subsidiary, in late 2001, that it would relocate production from Singapore to a lower labor cost country. The Singapore facility stopped processing devices for the customer in January 2002 and recorded a provision for asset impairment and restructuring totaling $323,000. The provision includes severance costs of $148,000 related to 70 (approximately 40%) of the subsidiary’s employees that were terminated in January 2002, $82,000 related to costs associated with excess leased facilities and $93,000 related to impairment of fixed assets that were written off.

In July 2002, the Company’s Board of Directors approved a plan that restructured the Power Sources business segment. The restructuring resulted in the liquidation of the Company’s Costa Rica subsidiary and closing of its facility in Costa Rica effective August 31, 2002. The Company recorded a restructuring provision totaling $200,000 in the quarter ended September 30, 2002. The provision included severance costs of $96,000 related to 39 employees who were terminated during the third quarter of 2002, $50,000 for asset impairment of

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

the subsidiary’s plant and $54,000 for other costs associated with the restructuring. See also Note 11 which reports the sale of this facility in January 2003. The Company recorded a U.S. income tax benefit of $2.2 million in the last half of 2002 ($1.6 million in the third quarter and $0.6 million in the fourth quarter) as a result of the liquidation of the Costa Rican subsidiary. The Company received the tax refund related to the tax benefit in the second quarter of 2003.

The Company terminated 19 employees at its U.S. facility in the third quarter of 2002 and recorded severance costs totaling $233,000. The Company’s Singapore facility terminated 40 employees in the fourth quarter of 2002 and recorded severance costs of $186,000.

Due to the continued reduced demand for the Company’s testing products and power sources, the Company reduced its Houston-based workforce by 25% in April 2003 and by 24% in October 2003. Severance costs of $488,000 were incurred as a result of these staff reductions.

In the fourth quarter of 2003 the Company conducted an impairment review of a Testing Products unit carried in work-in-process inventory. An impairment charge of $144,000 was recorded to write off the costs of certain components which may not be recoverable as the components may not be consistent with the exact performance characteristics of an ultimate customer. This unit has been transferred to demonstration equipment where its remaining costs will be depreciated over a 24-month period.

Assets held-for-sale at the dates indicated, consist of the following (in thousands):

	December 31,
	2003	2002
Land and building—North Carolina	$1,000	$1,335
Land and building—Costa Rica	—	670

	$1,000	$2,005

11.    OTHER INCOME

Other income includes a $155,000 gain on the sale of the building formerly occupied by the Company’s Costa Rica subsidiary and a $30,000 gain on the sale of various investment securities.

12.    ACQUISITION OF EZY-LOAD PRODUCT LINE

In July 2003, the Company acquired the intellectual property rights and related assets of an automotive after-market product line. The product consists of a hydraulic system (“Ezy-Load”) that is installed in the bed of a pickup truck.

The total purchase price consisted of $500,000 cash, the issuance of an option (expiring in 2013) to purchase 100,000 shares of Reliability common stock at $1.50 per share, which was valued at $107,000 using an option pricing model, $14,000 in transaction costs and the assumption of $59,000 of purchase commitments. Of the purchase price, $82,000 was assigned to inventory and the remaining $598,000 to goodwill. All of the goodwill is expected to be deductible for tax purposes. Additional cash payments of $150,000 may be made on the first and second anniversary dates of the purchase, and royalties on the sale of the product, if the Company elects to

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

continue producing the product. The future cash payments (excluding royalties, which will be expensed as earned) will be added to the purchase price at such time that it becomes “more likely than not” that such payments will be made. The value assigned to the stock option was credited to Common Stock.

The Company believes this acquisition will help diversify its revenue stream, which has historically been tied to the highly cyclical semiconductor industry. Results of operations of the Ezy-Load division have been included for the period subsequent to the acquisition date. Pro forma information is not included, as there were no previous operations associated with the Ezy-Load product line.

13.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data are as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	(In thousands, except per share amounts)
2003
Net sales	$428		$439		$478		$697
Gross profit	(321)		(380)		(431)		(229)
Net income (loss)	(1,449	)(1)	(1,709	)(2)	(1,520)		(1,861	)(3)
Earnings (loss) per share:
Basic	(.23)		(.27)		(.24)		(.29)
Diluted	(.23)		(.27)		(.24)		(.29)
2002
Net sales	$1,234		$1,547		$807		$453
Gross profit	70		316		(300)		(396)
Net income (loss)	(1,651	)(4)	(1,055)		(962	)(5)	(1,421	)(6)
Earnings (loss) per share:
Basic	(.26)		(.17)		(.15)		(.80)
Diluted	(.26)		(.17)		(.15)		(.80)

(1)	Includes $155 gain on sale of building.

(2)	Includes severance charges of $237 and gain on sale of securities of $30.

(3)	Includes $251 for severance, $335 for impairment of the former North Carolina facility held for sale and $144 for impairment of work-in-process inventory.

(4)	Includes charges of $323 for severance, fixed asset impairment and lease abandonment at the Singapore subsidiary.

(5)	Includes charges of $700 to write down the value of the Company’s former North Carolina facility held for sale, $232 for severance costs related to a staff reduction at its Houston operations, and $200 for severance and other shutdown costs at its former Costa Rica operations, offset by a tax benefit of $1,650 related to the dissolution of the Costa Rica subsidiary.

(6)	Includes charges of $500 to record the permanent impairment of an investment in a start-up technology company, $186 for additional staff reductions at the Singapore facility, offset by a tax benefit of $550 related to the dissolution of the Costa Rica subsidiary.

RELIABILITY INCORPORATED

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended December 31, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
Reserves for obsolete and excess inventory:
Reserves at beginning of year	$280	$303	$326
Additions charged to costs and expenses	244	77	154
Amounts charged to reserve	(85)	(100)	(177)

Reserves at end of year	$439	$280	$303

S-1

RELIABILTY INCORPORATED

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting. During the fourth quarter of fiscal 2003, the Company has not made any change to its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officer, or persons performing similar functions, and effected by its board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(b)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(c)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The Company has a code of conduct that applies to all directors, officers and employees, including its principal executive officer and principal financial officer (who is also its principal accounting officer). A copy of the Company’s code of conduct is filed as Exhibit 14.1 to this report and will be available on the Company’s website at http://www.relinc.com. The Company intends to post on its website any amendments to, or waivers from its code of conduct promptly following any such amendment or waiver.

Apart from certain information concerning the Company’s executive officers, which is set forth in Part I of this report, the other information required by this Item 10 is incorporated by reference from the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2003.

Item 11.    Executive Compensation.

The information required by Item 11 is incorporated by reference from the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2003.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is incorporated by reference from the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2003.

Item 13.    Certain Relationships and Related Transactions.

Not applicable.

Item 14.    Principal Accountant’s Fees and Services.

The information required by Item 14 is incorporated by reference from the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2003.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following financial statements are filed as part of this report:

1.	Consolidated Financial Statements and Supplementary Data. Listed in the Index to Financial Statements provided in response to Item 8 hereof (see p. F-1 for Index)

2.	Financial Statement Schedule. Listed in the Index to Financial Statements provided in response to Item 8 hereof (see p. F-1 for Index).

All other schedules are omitted because they are inapplicable or the required information is shown in the financial statements or noted therein.

(b) The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation (with amendment). Reference is made to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

3.2	Amended and Restated Bylaws.

14.1	Code of Business Conduct and Ethics

21	List of Subsidiaries.

23	Consent of Independent Auditors, dated March 15, 2004, related to Employee Stock Savings Plan and Trust.

23.1	Consent of Independent Auditors, dated March 15, 2004, related to Amended and Restated 1997 Stock Option Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c) Reports on Form 8-K during the last quarter of the fiscal year covered by this report:

Current Report on Form 8-K filed October 15, 2003 pursuant to Item 5 (Other Events).

SIGNATURES

Pursuant to the requirements of Section 13 or (15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 17, 2004

RELIABILITY INCORPORATED (Registrant)

BY	/s/ CARL V. SCHMIDT
Carl V. Schmidt, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE: March 17, 2004

BY	/s/ LARRY EDWARDS
Larry Edwards, Chairman of the Board of Directors, President and Chief Executive Officer

DATE: March 17, 2004

BY	/s/ CARL V. SCHMIDT
Carl V. Schmidt, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ LARRY EDWARDS Larry Edwards, Director	DATE: March 17, 2004

/s/ W. L. HAMPTON W. L. Hampton, Director	DATE: March 17, 2004

/s/ THOMAS L. LANGFORD Thomas L. Langford, Director	DATE: March 17, 2004

/s/ PHILIP UHRHAN Philip Uhrhan, Director	DATE: March 17, 2004

RELIABILITY INCORPORATED

INDEX TO EXHIBITS

Exhibit Number	Description

3.2	Amended and Restated Bylaws

14.1	Code of Business Conduct and Ethics

21	List of Subsidiaries.

23	Consent of Independent Auditors, dated March 15, 2004, related to Employee Stock Savings Plan and Trust.

23.1	Consent of Independent Auditors, dated March 15, 2004, related to Amended and Restated 1997 Stock Option Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.