Form 10-Q
period 2004-03-31
RELIABILITY INC
filed 2004-05-12
CIK 34285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

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

YES ☒     NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

6,335,965 — Common Stock — No Par Value

as of May 12, 2004

RELIABILITY INCORPORATED

FORM 10-Q

March 31, 2004

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

RELIABILITY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2004	December 31, 2003
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,127	$4,454
Accounts receivable	683	476
Inventories	719	727
Other current assets	125	156

Total current assets	4,654	5,813

Property, plant and equipment, at cost:
Machinery and equipment	14,101	14,107
Buildings and improvements	4,640	4,640
Land	230	230

	18,971	18,977
Less accumulated depreciation	15,122	14,915

	3,849	4,062

Investments	233	231
Goodwill	598	598
Assets held for sale	1,000	1,000

	$10,334	$11,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$193	$429
Accrued liabilities	561	438
Income taxes payable	20	20

Total current liabilities	774	887

Deferred tax liabilities	34	33
Stockholders’ equity:
Common stock, without par value; 20,000,000 shares authorized; 6,690,265 shares issued	9,721	9,721
Retained earnings	870	2,129
Accumulated other comprehensive income (loss)	29	28
Less treasury stock at cost, 354,300 shares	(1,094)	(1,094)

Total stockholders’ equity	9,526	10,784

	$10,334	$11,704

See accompanying notes.

RELIABILITY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
	(unaudited)
Revenues:
Product sales	$343	$205
Services	364	223

	707	428

Costs and expenses:
Cost of product sales	396	328
Cost of services	495	421
Marketing, general and administrative	922	915
Research and development	170	470

	1,983	2,134

Operating loss	(1,276)	(1,706)
Interest income	5	16
Other income	12	241

Loss before income taxes	(1,259)	(1,449)

Provision (benefit) for income taxes:
Current	—	(74)
Deferred	—	74

	—	—

Net loss	$(1,259)	$(1,449)

Loss per share:
Basic	$(.20)	$(.23)

Diluted	$(.20)	$(.23)

Weighted average shares:
Basic	6,336	6,336

Diluted	6,336	6,336

See accompanying notes.

RELIABILITY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net loss	$(1,259)	$(1,449)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	218	217
Provision for deferred income taxes	—	74
Provision for inventory obsolescence	26	15
Gain on disposal of assets held for sale	—	(155)
Changes in operating assets and liabilities:
Accounts receivable	(207)	(8)
Inventories	(18)	(18)
Refundable income taxes	—	(74)
Other current assets	31	(13)
Accounts payable	(236)	25
Accrued liabilities	123	(9)
Income taxes payable	—	(2)
Cash payments charged to restructuring reserve	—	(15)

Total adjustments	(63)	37

Net cash used by operating activities	(1,322)	(1,412)

Cash flows from investing activities:
Expenditures for property and equipment	(5)	(83)
Proceeds from sale of assets held for sale	—	825

Net cash provided (used) by investing activities	(5)	742

Cash flows from financing activities:
Net cash provided (used) by financing activities	—	—

Net decrease in cash	(1,327)	(670)
Cash and cash equivalents:
Beginning of period	4,454	6,117

End of period	$3,127	$5,447

See accompanying notes.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The consolidated financial statements include the financial transactions and accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

For the quarter ended March 31, 2004, the Company recorded no tax benefits on its operating loss, as the loss will have to be carried forward and realization of any benefit is uncertain. For the quarter ended March 31, 2003, the offsetting current and deferred provision amounts result from additional deductions claimed on the Company’s 2002 federal tax return.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include (in thousands):

	March 31, 2004	December 31, 2003
Raw materials	$292	$345
Work-in-progress	88	98
Finished goods	339	284

	$719	$727

Inventories are presented net of reserves for excess and obsolete inventories of $465,000 and $439,000 at March 31, 2004 and December 31, 2003, respectively.

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

Marketable equity securities are classified as available-for-sale and are carried at their fair value on the balance sheet, with unrealized gains and losses, net of applicable income taxes of $15,000 and $14,000 at March 31, 2004 and December 31, 2003, respectively, reported as a separate component of stockholders’ equity. Marketable equity securities are stated at market value, as determined by the most recently published trade price of the securities at the balance sheet date.

The following table summarizes the Company’s investment in securities (in thousands) at the dates indicated:

	March 31, 2004	December 31, 2003
Marketable equity securities, at cost	$189	$189
Unrealized net gains (losses) on marketable securities	44	42

	$233	$231
Amount classified as current	—	—

Amount classified as long-term	$233	$231

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

2. LIQUIDITY

Beginning in 2001, the Company has sustained significant negative financial trends, including substantial decreases in revenues, net income, backlog and cash flows from operating activities. Key customers have continued to delay or reduce expenditures for the Company’s products and services and such trends may continue in the near term. During this period, the Company has continually taken steps to adjust its cost structure to the decreased level of business activity.

Despite the steps taken to reduce the Company’s cost structure, its operations continue to consume large amounts of the Company’s cash reserves. As of March 31, 2004, the Company’s working capital was $3.9 million, of which $3.1 million was cash and cash equivalents. The Company has no debt. Changes in the Company’s financial condition and liquidity since December 31, 2003 are generally attributable to the net loss incurred in the quarter ended March 31, 2004.

Absent a significant increase in revenues, the Company will require additional liquidity to sustain operations through 2005. Based on the Company’s current financial position, its outlook for the remainder of 2004, and additional cash that may be generated through a combination of sale(s) or lease(s) of certain real estate holdings and sales of investment securities, management believes it has sufficient resources to fund its operations; however, there can be no assurances that such transactions can be consummated in a timely manner or in amounts sufficient to fund any continuing operating deficits. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

3. SEGMENT INFORMATION

The following table presents reportable segment information (in thousands) for the periods indicated:

	Three Months Ended March 31,
	2004	2003
Revenues from external customers:
Testing Products	$130	$77
Services	364	223
Power Sources	204	128
Automotive	9	—
Intersegment revenues:
Testing Products	32	11
Services	51	—
Power Sources	—	—
Eliminations	(83)	(11)

	$707	$428

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

	Three Months Ended March 31,
	2004	2003
Operating loss:
Testing Products	$(512)	$(909)
Services	(221)	(273)
Power Sources	(58)	(275)
Automotive	(263)	—
General corporate expenses	(222)	(249)

Operating loss	$(1,276)	$(1,706)

Total assets by reportable segment as of the dates indicated are as follows (in thousands):

	March 31, 2004	December 31, 2003
Testing Products	$3,848	$4,187
Services	1,609	1,539
Power Sources	411	402
Automotive	800	760
General corporate assets	3,666	4,816

	$10,334	$11,704

For the periods indicated above, there were no material changes in the accounting policies and procedures used to determine segment income or loss.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net loss	$(1,259)	$(1,449)

Weighted average shares outstanding	6,336	6,336
Net effect of dilutive stock options based on the treasury stock method	—	—

Weighted average shares and assumed conversions	6,336	6,336

Income (loss) per share:
Basic	$(.20)	$(.23)

Diluted	$(.20)	$(.23)

Options to purchase an average of 802,000 and 769,000 shares of common stock of the Company were excluded from the computation of the diluted loss per share during the three months ended March 31, 2004 and 2003, respectively, as inclusion of these options in the calculations would have been anti-dilutive.

5. COMPREHENSIVE LOSS

The only difference between the total comprehensive loss and the net loss reported on the Consolidated Statements of Operations arises from unrealized gains and losses on available-for-sale securities. The Company’s total comprehensive loss (in thousands) for the periods indicated, is as follows:

	Three Months Ended March 31,
	2004	2003
Net loss	$(1,259)	$(1,449)
Unrealized net gains (losses) on marketable equity securities	1	12

Total comprehensive loss	$(1,258)	$(1,437)

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

6. OTHER INCOME

Other income includes rental income on idle real estate, and in 2003, includes a $155,000 gain on the sale of the building formerly occupied by the Company’s Costa Rica subsidiary.

7. STOCK OPTION PLAN

The Company has a stock option plan that provides for the grant of options to employees and directors of the Company. The term and vesting of each option is determined by the Board of Directors. The Company accounts for stock options using the intrinsic value based method prescribed by APB 25. Had the Company elected to account for stock options using the fair value method described in SFAS No. 123, the Company’s reported net loss would have increased to the amounts shown below:

	Three Months Ended March 31,
	2004	2003
Reported net loss	$(1,259)	$(1,449)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(46)	(32)

Pro forma net loss	$(1,305)	$(1,481)

Net loss per share, as reported:
Basic	$(.20)	$(.23)

Diluted	$(.20)	$(.23)

Pro forma net loss per share, as if the fair value method had been applied to all awards:
Basic	$(.21)	$(.23)

Diluted	$(.21)	$(.23)

The pro forma disclosures above are not necessarily indicative of the effects of applying SFAS 123 in future periods.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2004

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

CRITICAL ACCOUNTING POLICIES AND COMMENTS RELATED TO OPERATIONS

The Company has defined a critical accounting policy as one that is both important to the portrayal of the Company’s financial condition and results of operations and requires the management of the Company to make difficult, subjective or complex judgments. Estimates and assumptions about future events and their effects cannot be perceived with certainty. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. There have been no material changes or developments in the Company’s evaluation of the accounting estimates and the underlying assumptions or methodologies that it believes to be Critical Accounting Policies and Estimates as disclosed in its Form 10-K for the year ended December 31, 2003.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2004

Management’s Discussion included in the Form 10-K for the year ended December 31, 2003 includes discussion of various factors related to the decline in the Company’s revenues and items related to the Company’s results of operations, liquidity and markets. There have been no significant changes in most of the factors discussed in the Form 10-K and many of the items discussed in the Form 10-K are relevant to 2004 operations; thus the reader of this report should read Management’s Discussion included in Form 10-K for the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Beginning in 2001, the Company has sustained significant negative financial trends, including substantial decreases in revenues, net income, backlog and cash flows from operating activities. Key customers have continued to delay or reduce expenditures for the Company’s products and services and such trends may continue in the near term. During this period, the Company has continually taken steps to adjust its cost structure to the decreased level of business activity.

Despite the steps taken to reduce the Company’s cost structure, its operations continue to consume large amounts of the Company’s cash reserves. As of March 31, 2004, the Company’s working capital was $3.9 million, of which $3.1 million was cash and cash equivalents. The Company has no debt. Changes in the Company’s financial condition and liquidity since December 31, 2003 are generally attributable to the net loss incurred in the quarter ended March 31, 2004.

Absent a significant increase in revenues, the Company will require additional liquidity to sustain operations through 2005. Based on the Company’s current financial position, its outlook for the remainder of 2004, and additional cash that may be generated through a combination of sale(s) or lease(s) of certain real estate holding and sales of investment securities, management believes it has sufficient resources to fund its operations; however, there can be no assurances that such transactions can be consummated in a timely manner or in amounts sufficient to fund any continuing operating deficits.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2004

Certain ratios and amounts monitored by management in evaluating the Company’s financial resources and performance are presented in the following chart. The periods presented that are related to profitability ratios are for the three months ended March 31, and twelve months ended December 31:

	March 31, 2004	December 31, 2003	March 31, 2003
Working capital:
Working capital (in thousands)	$3,879	$4,926	$10,086
Current ratio	6.0 to 1	6.6 to 1	13.0 to 1
Equity ratios:
Total liabilities to equity	0.1	0.1	0.1
Assets to equity	1.1	1.1	1.1
Profitability ratios:
Gross profit	(26)%	(67)%	(75)%
Return on revenues	(178)%	(320)%	(339)%
Return on assets (annualized)	(49)%	(56)%	(35)%
Return on equity (annualized)	(53)%	(61)%	(37)%

Net cash used by operating activities for the three months ended March 31, 2004 was $1.3 million compared to $1.4 million used by operations in the comparable quarter of 2003.

Net cash used by investment activities during the first three months of 2004 was $5,000 compared to $742,000 provided by investment activities during the comparable quarter of 2003.

RESULTS OF OPERATIONS

Three months ended March 31, 2004 compared to three months ended March 31, 2003.

Revenues. Revenues in the first quarter of 2004 were $707,000, compared to $428,000 in the comparable period in 2003. Revenues increased in each business segment and consolidated revenues have increased sequentially for four consecutive quarters. Revenues in Testing Products increased due to increased spare parts sales in the Asian market. Services revenues increased primarily due to an increase in volume and change in product mix (from SRAM to DRAM processing). Revenues in the Power Sources segment increased as we are beginning to receive orders for products that have been in development for the past 12—18 months. Units sold increased by 43% and average selling prices of units sold increased by 12%. Revenues in the Automotive segment continue to be disappointing as the Company attempts different marketing strategies, implements design changes and seeks alternate sources of raw materials to reduce product costs.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2004

Costs and Expenses. The loss from operations decreased from $1,706,000 in the 2003 period to $1,276,000 in 2004. Of the $430,000 improvement, $300,000 is attributable to lower research and development expenditures and $137,000 is due to improvement in gross margin due to the increase in revenues. Marketing, general and administrative expenses increased by $7,000, as expense reductions implemented in 2003 were offset by increases in marketing expenses in the Automotive segment and the timing of expenses related to the production of the Company’s annual report.

Item 3.	Quantitative and Qualitative Disclosure of Market Risk.

There have been no material changes in the market risk disclosures reported in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2003. The reader is directed to the Company’s Form 10-K for the year ended December 31, 2003.

Item 4.	Controls and Procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-5 under the Securities Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer had concluded that the Company’s disclosure controls and procedures are effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in the preceding paragraph.

RELIABILITY INCORPORATED

OTHER INFORMATION

PART II - OTHER INFORMATION

March 31, 2004

Items 1 through 5 are not applicable and have been omitted.

Item 6.	Exhibits and Reports on Form 8-K:

(a)	The following exhibits are filed as part of this report:

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on form 8-K.

Current report on Form 8-K filed on February 3, 2004, pursuant to Item 12.

RELIABILITY INCORPORATED

SIGNATURES

March 31, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED (Registrant)

May 12, 2004	/s/ LARRY EDWARDS

Larry Edwards President and Chief Executive Officer

May 12, 2004	/s/ CARL V. SCHMIDT

Carl V. Schmidt Chief Financial Officer