Form 10-Q
period 2004-06-30
RELIABILITY INC
filed 2004-08-12
CIK 34285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

6,335,965—Common Stock—No Par Value

as of August 9, 2004

RELIABILITY INCORPORATED

FORM 10-Q

June 30, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2004	December 31, 2003
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,637	$4,454
Accounts receivable	456	476
Inventories	703	727
Other current assets	83	156

Total current assets	3,879	5,813

Property, plant and equipment, at cost:
Machinery and equipment	14,094	14,107
Buildings and improvements	4,640	4,640
Land	230	230

	18,964	18,977
Less accumulated depreciation	15,316	14,915

	3,648	4,062

Investments	216	231
Goodwill	598	598
Assets held for sale	1,000	1,000

	$9,341	$11,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$194	$429
Accrued liabilities	551	438
Income taxes payable	12	20

Total current liabilities	757	887

Deferred tax liabilities	28	33
Stockholders’ equity:
Common stock, without par value; 20,000,000 shares authorized; 6,690,265 shares issued	9,721	9,721
Retained earnings (deficit)	(89)	2,129
Accumulated other comprehensive income (loss)	18	28
Less treasury stock at cost, 354,300 shares	(1,094)	(1,094)

Total stockholders’ equity	8,556	10,784

	$9,341	$11,704

See accompanying notes.

RELIABILITY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

Six Months Ended June 30,

	2004	2003
	(unaudited)
Revenues
Product sales	$792	$455
Services	754	412

	1,546	867

Costs and expenses:
Cost of product sales	768	679
Cost of services	910	890
Marketing, general and administrative	1,738	1,778
Research and development	383	833
Asset impairment and restructuring costs	—	237

	3,799	4,417

Operating loss	(2,253)	(3,550)
Interest income	11	36
Other income	25	356

Loss before income taxes	(2,217)	(3,158)

Provision (benefit) for income taxes:
Current	—	(74)
Deferred	—	74

	—	—

Net loss	$(2,217)	$(3,158)

Loss per share:
Basic	$(.35)	$(.50)

Diluted	$(.35)	$(.50)

Weighted average shares:
Basic	6,336	6,336

Diluted	6,336	6,336

See accompanying notes.

RELIABILITY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

Three Months Ended June 30,

	2004	2003
	(unaudited)
Revenues
Product sales	$449	$250
Services	390	189

	839	439

Costs and expenses:
Cost of product sales	372	350
Cost of services	415	469
Marketing, general and administrative	816	864
Research and development	213	363
Asset impairment and restructuring costs	—	237

	1,816	2,283

Operating loss	(977)	(1,844)
Interest income	6	20
Other income	12	115

Loss before income taxes	(959)	(1,709)

Provision (benefit) for income taxes:
Current	—	—
Deferred	—	—

	—	—

Net loss	$(959)	$(1,709)

Loss per share:
Basic	$(.15)	$(.27)

Diluted	$(.15)	$(.27)

Weighted average shares:
Basic	6,336	6,336

Diluted	6,336	6,336

See accompanying notes.

RELIABILITY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Six Months Ended June 30,

	2004	2003
	(unaudited)
Cash flows from operating activities:
Net loss	$(2,217)	$(3,158)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation and amortization	423	432
Provision (benefit) for deferred income taxes	—	74
Provision for inventory obsolescence	68	58
Gain on sale of assets held-for-sale	—	(155)
Gain on sale of investments	—	(30)
Changes in operating assets and liabilities:
Accounts receivable	20	12
Inventories	(44)	26
Refundable income taxes	—	3,677
Other current assets	73	36
Accounts payable	(235)	(27)
Accrued liabilities	112	(31)
Income taxes payable	(8)	(9)
Cash payments charged to restructuring reserve	—	(55)

Total adjustments	409	4,008

Net cash provided (used) by operating activities	(1,808)	850

Cash flows from investing activities:
Expenditures for property and equipment	(9)	(86)
Proceeds from sale of assets held for sale	—	825
Proceeds from sale of investments	—	58

Net cash provided (used) by investing activities	(9)	797

Cash flows from financing activities:
Net cash provided (used) by financing activities	—	—

Effect of exchange rate changes on cash	—	—

Net (decrease) increase in cash	(1,817)	1,647

Cash and cash equivalents:
Beginning of period	4,454	6,117

End of period	$2,637	$7,764

Supplemental disclosure:
Income taxes paid	$8	$9

See accompanying notes.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

For the six month period ended June 30, 2004, the Company recorded no tax benefits on its operating loss, as the loss will have to be carried forward and realization of any benefit is uncertain. For the six month period ended June 30, 2003, the offsetting current and deferred provision amounts result from additional deductions claimed on the Company’s 2002 federal tax return.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include (in thousands):

	June 30, 2004	December 31, 2003
Raw materials	$236	$345
Work-in-progress	152	98
Finished goods	315	284

	$703	$727

Inventories are presented net of reserves for excess and obsolete inventories of $473,000 and $439,000 at June 30, 2004 and December 31, 2003, respectively.

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

Marketable equity securities are classified as available-for-sale and are carried at their fair value on the balance sheet, with unrealized gains and losses, net of applicable income taxes of $9,000 and $14,000 at June 30, 2004 and December 31, 2003, respectively, reported as a separate component of stockholders’ equity. Marketable equity securities are stated at market value, as determined by the most recently published trade price of the securities at the balance sheet date.

The following table summarizes the Company’s investment in securities (in thousands) at the dates indicated:

	June 30, 2004	December 31, 2003
Marketable equity securities, at cost	$189	$189
Unrealized net gains (losses) on marketable securities	27	42

	$216	$231
Amount classified as current	—	—

Amount classified as long-term	$216	$231

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

2. LIQUIDITY

Beginning in 2001, the Company has sustained significant negative financial trends, including substantial decreases in revenues, net income, backlog and cash flows from operating activities. During this period, the Company has continually taken steps to adjust its cost structure to the decreased level of business activity.

Despite the steps taken to reduce the Company’s cost structure, its operations continue to consume large amounts of the Company’s cash reserves. As of June 30, 2004, the Company’s working capital was $3.1 million, of which $2.6 million was cash and cash equivalents. The Company has no debt. Changes in the Company’s financial condition and liquidity since December 31, 2003 are generally attributable to the net loss incurred in the six months ended June 30, 2004.

Absent a significant increase in revenues, the Company will require additional liquidity to sustain operations through 2005. Based on the Company’s current financial position, its outlook for the remainder of 2004, and additional cash that the Company expects to generate through a combination of sale(s) or lease(s) of certain real estate holdings in Houston and the idle North Carolina property and sales of investment securities, management believes it has sufficient resources to fund its operations; however, there can be no assurances that such transactions can be consummated in a timely manner or in amounts sufficient to fund operating deficits through 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

3. SEGMENT INFORMATION

The following table presents reportable segment information (in thousands) for the periods indicated:

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Revenues from external customers:
Testing Products	$310	$235	$179	$158
Services	754	412	390	189
Power Sources	461	220	258	92
Automotive	21	—	12	—

Intersegment revenues:
Testing Products	41	41	9	30
Services	98	—	47	—
Power Sources	—	—	—	—
Automotive	—	—	—	—
Eliminations	(139)	(41)	(56)	(30)

	$1,546	$867	$839	$439

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Operating loss:
Testing Products	$(955)	$(1,818)	$(443)	$(909)
Services	(329)	(628)	(108)	(355)
Power Sources	(73)	(615)	(15)	(340)
Automotive	(507)	—	(244)	—

General corporate expenses	(389)	(489)	(167)	(240)

Operating loss	$(2,253)	$(3,550)	$(977)	$(1,844)

Total assets by reportable segment as of the dates indicated are as follows (in thousands):

	June 30, 2004	December 31, 2003
Testing Products	$3,679	$4,187
Services	1,333	1,539
Power Sources	465	402
Automotive	775	760
General corporate assets	3,089	4,816

	$9,341	$11,704

For the periods indicated above, there were no material changes in the accounting policies and procedures used to determine segment income or loss.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Net (loss)	$(2,217)	$(3,158)	$(959)	$(1,709)

Weighted average shares outstanding	6,336	6,336	6,336	6,336
Net effect of dilutive stock options based on the treasury stock method	—	—	—	—

Weighted average shares and assumed conversions	6,336	6,336	6,336	6,336

(Loss) per share:
Basic	$(.35)	$(.50)	$(.15)	$(.27)

Diluted	$(.35)	$(.50)	$(.15)	$(.27)

Options to purchase an average of 797,000 and 758,000 shares of common stock of the Company were excluded from the computation of the diluted (loss) per share during the six months ended June 30, 2004 and 2003, respectively, as inclusion of these options in the calculations would have been anti-dilutive.

5. COMPREHENSIVE LOSS

The only difference between the total comprehensive loss and the net loss reported on the Consolidated Statements of Operations arises from unrealized gains and losses on available-for-sale securities. The Company’s total comprehensive (loss), in thousands, for the periods indicated, is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Net (loss)	$(2,217)	$(3,158)	$(959)	$(1,709)
Unrealized net gains (losses) on marketable equity securities	(10)	(24)	(11)	(40)
Less: reclassification adjustment for gains included in net income	—	30	—	30

Total comprehensive (loss)	$(2,227)	$(3,152)	$(970)	$(1,719)

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

6. OTHER INCOME

Other income includes rental income on idle real estate, and in 2003, includes a $155,000 gain on the sale of the building formerly occupied by the Company’s Costa Rica subsidiary (first quarter) and a $30,000 gain on the sale of marketable securities (second quarter).

7. STOCK OPTION PLAN

The Company has a stock option plan that provides for the grant of options to key employees and directors of the Company. The term and vesting of each option is determined by the Board of Directors. The Company accounts for stock options using the intrinsic value based method prescribed by APB 25. Had the Company elected to account for stock options using the fair value method described in SFAS No. 123, the Company’s reported net loss would have increased to the amounts shown below (in thousands, except share data):

	Six months ended June 30		Three months ended June 30
	2004	2003	2004	2003
Reported net loss	$(2,217)	$(3,158)	$(959)	$(1,709)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(81)	(54)	(35)	(22)

Pro forma net loss	$(2,298)	$(3,212)	$(994)	$(1,731)

Net loss per share, as reported:
Basic	$(.35)	$(.50)	$(.15)	$(.27)

Diluted	$(.35)	$(.50)	$(.15)	$(.27)

Pro forma net loss per share, as if the fair value method had been applied to all awards:
Basic	$(.36)	$(.51)	$(.16)	$(.27)

Diluted	$(.36)	$(.51)	$(.16)	$(.27)

The pro forma disclosures above are not necessarily indicative of the effects of applying SFAS 123 in future periods.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

8. SUBSEQUENT EVENTS

On July 21, 2004, options to purchase 15,000 shares of Company stock were issued to a newly-elected Director. The exercise price is $.82 per share, the closing price on the date of issuance.

On July 29, 2004, the Company paid the inventor of the Ezy-Load product $75,000 for the right to continue to produce and market the product. Due to lower than anticipated sales volumes of the Ezy-Load product, the inventor agreed to defer the remaining $75,000 that was due on July 29, 2004 until January 29, 2005, at which time the Company must pay the remaining $75,000 if it wishes to continue to produce and market the product beyond that date. The Company currently intends to continue to produce and market the Ezy-Load product, however substantial increases in sales volumes and reductions in production costs must be achieved to make this product line economically viable to the Company. No changes were made with respect to the $150,000 contingent payment due on July 29, 2005.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties, as well as current expectations and assumptions. From time to time, the Company may publish forward-looking statements, including those that are contained in this report, relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, the ability to sell real estate holdings that will generate sufficient liquidity to allow the Company to continue operations through 2005, adverse changes in the global economy, sudden decreases in the demand for electronic products and semiconductors, market acceptance of the Company’s products and services, the impact of competition, delays in product development schedules, delays due to technical difficulties related to developing and implementing technology, delays in delivery schedules, the ability to attract and maintain sufficient levels of people with specific technical talents, future results related to investments and acquisitions, changes in demand for the Company’s products and services and the Company’s customers’ products and services, the impact of entering a new line of business (Automotive) with different marketing strategies and channels and a different customer base from the Company’s historical business lines, and the ultimate acceptance by the market of this new product. The Company’s actual results could differ materially from those anticipated in these forward-looking statements, including those set forth elsewhere in this report. The Company assumes no obligation to update any such forward-looking statements.

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

June 30, 2004

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

Despite the steps taken to reduce the Company’s cost structure, its operations continue to consume large amounts of the Company’s cash reserves. As of June 30, 2004, the Company’s working capital was $3.1 million, of which $2.6 million was cash and cash equivalents. The Company has no debt. Changes in the Company’s financial condition and liquidity since December 31, 2003 are generally attributable to the net loss incurred in the six months ended June 30, 2004.

Absent a significant increase in revenues, the Company will require additional liquidity to sustain operations through 2005. Based on the Company’s current financial position, its outlook for the remainder of 2004, and additional cash that the Company expects to generate through a combination of sale(s) or lease(s) of certain real estate holdings in Houston and the idle North Carolina property and sales of investment securities, management believes it has sufficient resources to fund its operations; however, there can be no assurances that such transactions can be consummated in a timely manner or in amounts sufficient to fund operating deficits through 2005.

Net cash used by operating activities for the six months ended June 30, 2004 was $1.8 million compared to $.9 million generated by operations in the comparable period of 2003. Of the $2.7 million difference in cash flow from operations between periods, $3.7 million is due to a tax refund received in May 2003, offset by a $900,000 larger net loss incurred in the prior year period and changes in operating assets and liabilities.

Net cash used by investment activities during the first six months of 2004 was $9,000 compared to $797,000 provided by investment activities during the comparable period of 2003. The prior year period included cash flow of $825,000 from the sale of a building and $58,000 from the sale of securities, offset by capital expenditures of $86,000.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2004

RESULTS OF OPERATIONS

Six months ended June 30, 2004 compared to six months ended June 30, 2003.

Revenues. Revenues in the first half of 2004 were $1,546,000, compared to $867,000 in the comparable period in 2003 and $1,175,000 for the second half of 2003. Revenues increased in each of the Company’s three traditional business segments as follows (the Automotive segment was not created until the third quarter of 2003): Testing Products 32%, Services 83% and Power Sources 110%.

Revenues in the Testing Products segment increased by $75,000 over the comparable 2003 period. The increase is attributed to increased parts sales ($34,000) and maintenance and training revenues ($43,000) in Asian markets, offset by slightly lower domestic revenues.

Revenues in the Services segment increased by $342,000 over the 2003 period. Burn-in and testing revenues accounted for $323,000 of the increase as a result of a 7% increase in units processed and a 73% increase in average selling prices due to changes in product mix and increased processing times. Additionally, sales of burn-in boards increased by $18,000 over the previous year.

Revenues in the Power Sources segment increased by $241,000 over the 2003 period. The increase is a result of a 59% increase in units shipped coupled with a 32% increase in average selling prices. Over 40% of the revenue increase resulted from increased demand for “mature” products for the networking and telecommunications industries. The majority of the remainder of the increase is a result of sales of products that have been in development over the past two years that carry higher average selling prices than other product lines.

Revenues in the Automotive segment continue to be disappointing as we attempt different marketing strategies, implement design changes and seek alternate sources of raw materials to drive down product cost. Late in the second quarter we expanded our distribution channel beyond direct sales by placing a demonstration unit at a local truck aftermarket outfitter. During the third quarter the Company plans to add other dealers in southeast Texas, and begin shipping directly to customers outside the greater Houston area.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2004

Costs and Expenses. The loss from operations in the six-month period ended June 30, 2004 was $2,253,000, compared to $3,550,000 in the comparable 2003 period. Of the $1,297,000 improvement, $569,000 is due to margin improvement resulting from higher revenues and absorption of fixed overhead costs; $450,000 is due to lower research and development costs, primarily due to headcount reductions implemented in April and October 2003; $237,000 is due to severance costs associated with the April 2003 headcount reduction; and $41,000 is due to lower marketing, general and administrative costs which resulted from the previously-mentioned headcount reductions, partially offset by an increase in marketing expenses for the Ezy-Load product line.

Interest and Other Income. The decline in interest income for the six month period ended June 30, 2004 is due to a lower amount of investable funds. Other income declined by $331,000 from the year earlier period, which included a $155,000 gain on the sale of a building, $30,000 of gains on sales of marketable securities and $146,000 of rental income for excess space at the Houston facility for which the lease expired in August 2003.

Three months ended June 30, 2004 compared to three months ended June 20, 2003

Revenues. Revenues for the quarter ended June 30, 2004 were $839,000, compared to $439,000 in the comparable period of 2003. Revenues increased in each business segment compared to the prior year and consolidated revenues have increased sequentially for five consecutive quarters. Revenue in the Testing Products segment increased by $21,000, primarily due to higher revenues from preventive maintenance services and equipment refurbishment in the U.S. Revenues in the Services segment increased by $201,000 (106%) as units processed more than doubled and average selling prices increased by 15%.

Revenues in the Power Sources segment increased by $166,000 (180%) as a result of a 79% increase in units shipped and a 57% increase in average selling price. Additionally, 38% of the revenue increase is attributed to increased demand for “mature” products sold to the networking and telecommunications industries. Sales volume for this Division for the quarter was at the highest level since the first quarter of 2001.

The discussion of the Automotive segment revenues presented above for the six month period ended June 30 is applicable to the quarterly period as well.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2004

Cost and Expenses. The loss from operations for the quarter ended June 30, 2004 was $977,000, compared to an operating loss of $1,844,000 for the comparable period in 2003. Of the $867,000 improvement, $432,000 is due to margin improvement from the higher revenue levels. Gross margin for the quarter was $52,000, the first quarter since the second quarter of 2002 that the Company has achieved a positive gross margin. Selling, general and administrative expenses and research and development expenses decreased by $48,000 and $150,000, respectively, primarily as a result of the previously-mentioned reductions in work force, which were partially offset by increases associated with the Ezy-Load product line. The 2003 quarter included severance charges of $237,000 and in 2004 no such expenses were incurred.

Interest and Other Income. The decline in interest income for the period is due to a lower level of investable funds. Other income declined by $103,000, as the 2003 period included a gain on the sale of securities of $30,000 and $73,000 of rental income for excess space at the Houston facility for which the lease expired in August 2003.

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

RELIABILITY INCORPORATED

OTHER INFORMATION

PART II - OTHER INFORMATION

June 30, 2004

Items 1 through 3 are not applicable and have been omitted.

Item 4. Submission of Matters to a Vote of Security Holders

On May 5, 2004, at the Company’s annual meeting of shareholders, the shareholders elected as directors, each to serve until the next annual meeting, the following individuals.

Larry Edwards	(5,588,897 shares for; 217,333 shares withheld)
W.L. Hampton	(5,569,297 shares for; 236,933 shares withheld)
Thomas L. Langford	(5,589,397 shares for; 216,833 shares withheld)
Philip Uhrhan	(5,569,997 shares for; 236,233 shares withheld)

Item 5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K:

(a)	The following exhibits are filed as part of this report:

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on form 8-K.

Current report on Form 8-K filed on April 29, 2004, pursuant to Item 12.

RELIABILITY INCORPORATED

SIGNATURES

June 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED
(Registrant)

August 12, 2004	/s/ Larry Edwards
Larry Edwards President and Chief Executive Officer

August 12, 2004	/s/ Carl V. Schmidt
Carl V. Schmidt Chief Financial Officer