Form 10-Q
period 2004-09-30
RELIABILITY INC
filed 2004-11-12
CIK 34285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

6,335,965 — Common Stock — No Par Value

as of November 9, 2004

RELIABILITY INCORPORATED

FORM 10-Q

September 30, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2004	December 31, 2003
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,534	$4,454
Accounts receivable	763	476
Inventories	623	727
Other current assets	199	156

Total current assets	3,119	5,813

Property, plant and equipment, at cost:
Machinery and equipment	14,094	14,107
Buildings and improvements	4,640	4,640
Land	230	230

	18,964	18,977
Less accumulated depreciation	15,514	14,915

	3,450	4,062

Investments	181	231
Goodwill	—	598
Assets held for sale	1,000	1,000

	$7,750	$11,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$180	$429
Accrued liabilities	671	438
Income taxes payable	12	20

Total current liabilities	863	887

Deferred tax liabilities	16	33
Stockholders’ equity:
Common stock, without par value; 20,000,000 shares authorized; 6,690,265 shares issued	9,721	9,721
Retained earnings (deficit)	(1,751)	2,129
Accumulated other comprehensive income (loss)	(5)	28
Less treasury stock at cost, 354,300 shares	(1,094)	(1,094)

Total stockholders’ equity	6,871	10,784

	$7,750	$11,704

See accompanying notes.

RELIABILITY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Nine Months Ended September 30,
	2004	2003
	(unaudited)
Revenues
Product sales	$1,256	$767
Services	1,228	578

	2,484	1,345

Costs and expenses:
Cost of product sales	1,218	1,074
Cost of services	1,340	1,404
Marketing, general and administrative	2,609	2,614
Research and development	577	1,167
Asset impairment, restructuring and severance costs	673	237

	6,417	6,496

Operating loss	(3,933)	(5,151)
Interest income	17	55
Other income	37	418

Loss before income taxes	(3,879)	(4,678)

Provision (benefit) for income taxes:
Current	—	(74)
Deferred	—	74

	—	—

Net loss	$(3,879)	$(4,678)

Loss per share:
Basic	$(.61)	$(.74)

Diluted	$(.61)	$(.74)

Weighted average shares:
Basic	6,336	6,336

Diluted	6,336	6,336

See accompanying notes.

RELIABILITY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Three Months Ended September 30,
	2004	2003
	(unaudited)
Revenues
Product sales	$464	$312
Services	474	166

	938	478

Costs and expenses:
Cost of product sales	450	395
Cost of services	430	514
Marketing, general and administrative	871	835
Research and development	194	334
Asset impairment, restructuring and severance costs	673	—

	2,618	2,078

Operating loss	(1,680)	(1,600)
Interest income	6	19
Other income	12	61

Loss before income taxes	(1,662)	(1,520)

Provision (benefit) for income taxes:
Current	—	—
Deferred	—	—

	—	—

Net loss	$(1,662)	$(1,520)

Loss per share:
Basic	$(.26)	$(.24)

Diluted	$(.26)	$(.24)

Weighted average shares:
Basic	6,336	6,336

Diluted	6,336	6,336

See accompanying notes.

RELIABILITY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net loss	$(3,879)	$(4,678)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	621	638
Provision (benefit) for deferred income taxes	—	74
Provision for inventory obsolescence	91	76
Asset impairment, restructuring and severance costs	673	—
Gain on sale of assets held-for-sale	—	(155)
Gain on sale of investments	—	(30)
Changes in operating assets and liabilities:
Accounts receivable	(288)	(76)
Inventories	13	76
Refundable income taxes	—	3,677
Other current assets	(43)	(31)
Accounts payable	(249)	99
Accrued liabilities	233	114
Income taxes payable	(8)	(9)
Cash payments charged to restructuring reserve	—	(69)

Total adjustments	1,043	4,384

Net cash provided (used) by operating activities	(2,836)	(294)

Cash flows from investing activities:
Acquisition of Ezy-Load product line	(75)	(514)
Expenditures for property and equipment	(9)	(154)
Proceeds from sale of assets held for sale	—	825
Proceeds from sale of investments	—	58

Net cash provided (used) by investing activities	(84)	215

Cash flows from financing activities:
Net cash provided (used) by financing activities	—	—

Net (decrease) increase in cash	(2,920)	(79)

Cash and cash equivalents:
Beginning of period	4,454	6,117

End of period	$1,534	$6,038

Supplemental disclosure:
Income taxes paid	$8	$9

See accompanying notes.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

For the nine month period ended September 30, 2004, the Company recorded no tax benefits on its operating loss, as the loss will have to be carried forward and realization of any benefit is uncertain. For the nine month period ended September 30, 2003, the offsetting current and deferred provision amounts result from additional deductions claimed on the Company’s 2002 federal tax return.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include (in thousands):

	September 30, 2004	December 31, 2003
Raw materials	$230	$345
Work-in-progress	100	98
Finished goods	293	284

	$623	$727

Inventories are presented net of reserves for excess and obsolete inventories of $535,000 and $439,000 at September 30, 2004 and December 31, 2003, respectively.

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

Marketable equity securities are classified as available-for-sale and are carried at their fair value on the balance sheet, with unrealized gains and losses, net of applicable income taxes of $3,000 and $14,000 at September 30, 2004 and December 31, 2003, respectively, reported as a separate component of stockholders’ equity. Marketable equity securities are stated at market value, as determined by the most recently published trade price of the securities at the balance sheet date.

The following table summarizes the Company’s investment in securities (in thousands) at the dates indicated:

	September 30, 2004	December 31, 2003
Marketable equity securities, at cost	$189	$189
Unrealized net gains (losses) on marketable securities	(8)	42

	$181	$231
Amount classified as current	—	—

Amount classified as long-term	$181	$231

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

2. LIQUIDITY

Beginning in 2001, the Company has sustained significant negative financial trends, including substantial decreases in revenues, net income, backlog and cash flows from operating activities. Key customers have continued to reduce expenditures for the Company’s products and services, and such trends may continue in the near term. During this period, the Company has continually taken steps to adjust its cost structure to the decreased level of business activity.

Despite the steps taken to reduce the Company’s cost structure, its operations continue to consume large amounts of the Company’s cash reserves. As of September 30, 2004, the Company’s working capital was $2.3 million, of which $1.5 million was cash and cash equivalents. The Company has no debt. Changes in the Company’s financial condition and liquidity since December 31, 2003 are generally attributable to the net loss incurred in the nine months ended September 30, 2004.

The Company will require additional liquidity to sustain operations through 2005. The Company is presently negotiating with an asset-based lender for a temporary credit facility to be secured by the Houston headquarters building. Management believes that the expected proceeds of this credit facility, along with proceeds from the sale of the Houston building, idle North Carolina property and investment securities will provide sufficient resources to fund its operations; however, there can be no assurances that such transactions can be consummated in a timely manner or in amounts sufficient to fund any continuing operating deficits. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

3. SEGMENT INFORMATION

The following table presents reportable segment information (in thousands) for the periods indicated:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Revenues from external customers:
Testing Products	$504	$361	$194	$126
Services	1,228	578	475	165
Power Sources	713	406	252	187
Automotive	39	—	17	—

Intersegment revenues:
Testing Products	56	64	15	23
Services	163	—	65	—
Power Sources	—	—	—	—
Automotive	—	—	—	—
Eliminations	(219)	(64)	(80)	(23)

	$2,484	$1,345	$938	$478

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Operating income (loss):
Testing Products	$(1,359)	$(2,506)	$(404)	$(688)
Services	(324)	(1,026)	4	(397)
Power Sources	(145)	(773)	(71)	(158)
Automotive	(1,402)	(25)	(895)	(25)

General corporate expenses	(703)	(821)	(314)	(332)

Operating loss	$(3,933)	$(5,151)	$(1,680)	$(1,600)

Total assets by reportable segment as of the dates indicated are as follows (in thousands):

	September 30, 2004	December 31, 2003
Testing Products	$3,531	$4,187
Services	1,421	1,539
Power Sources	467	402
Automotive	178	760
General corporate assets	2,153	4,816

	$7,750	$11,704

For the periods indicated above, there were no material changes in the accounting policies and procedures used to determine segment income or loss.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Net (loss)	$(3,879)	$(4,678)	$(1,662)	$(1,520)

Weighted average shares outstanding	6,336	6,336	6,336	6,336
Net effect of dilutive stock options based on the treasury stock method	—	—	—	—

Weighted average shares and assumed conversions	6,336	6,336	6,336	6,336

(Loss) per share:
Basic	$(.61)	$(.74)	$(.26)	$(.24)

Diluted	$(.61)	$(.74)	$(.26)	$(.24)

Options to purchase an average of 797,000 and 1,045,000 shares of common stock of the Company were excluded from the computation of the diluted (loss) per share during the nine months ended September 30, 2004 and 2003, respectively, as inclusion of these options in the calculations would have been anti-dilutive.

5. COMPREHENSIVE LOSS

The only difference between the total comprehensive loss and the net loss reported on the Consolidated Statements of Operations arises from unrealized gains and losses on available-for-sale securities. The Company’s total comprehensive (loss), in thousands, for the periods indicated, is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Net (loss)	$(3,879)	$(4,678)	$(1,662)	$(1,520)
Unrealized net gains (losses) on marketable equity securities	(33)	(2)	(23)	22
Less: reclassification adjustment for gains included in net income	—	30	—	—

Total comprehensive (loss)	$(3,912)	$(4,650)	$(1,685)	$(1,498)

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

6. OTHER INCOME

Other income includes rental income on idle real estate for all periods presented, and in 2003, also includes a $155,000 gain on the sale of the building formerly occupied by the Company’s Costa Rica subsidiary (first quarter) and a $30,000 gain on the sale of marketable securities (second quarter).

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

	Nine months ended September 30		Three months ended September 30
	2004	2003	2004	2003
Reported net loss	$(3,879)	$(4,678)	$(1,662)	$(1,520)

Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(103)	(124)	(22)	(69)

Pro forma net loss	$(3,982)	$(4,802)	$(1,684)	$(1,589)

Net loss per share, as reported:

Basic	$(.61)	$(.74)	$(.26)	$(.24)

Diluted	$(.61)	$(.74)	$(.26)	$(.24)

Pro forma net loss per share, as if the fair value method had been applied to all awards:

Basic	$(.63)	$(.76)	$(.27)	$(.25)

Diluted	$(.63)	$(.76)	$(.27)	$(.25)

The pro forma disclosures above are not necessarily indicative of the effects of applying SFAS 123 in future periods.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

8. ASSET IMPAIRMENT AND RESTRUCTURING COSTS

Due to the continued lack of sales of the Ezy-Load product, the Company considered it necessary to perform an impairment review of the associated goodwill during the quarter ended September 30, 2004. As a result of this review an impairment charge of $673,000 was recorded. The Company plans to continue to market this product and make design changes in an attempt to lower its manufacturing cost. During the fourth quarter, the Company will also begin negotiations to revise the amount and terms of the remaining contingent purchase price payments, of which the next scheduled payment is due January 29, 2005. In the event the Company is not able to reach a satisfactory agreement with the seller, the Company may cease manufacturing and marketing the Ezy-Load product.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties, as well as current expectations and assumptions. From time to time, the Company may publish forward-looking statements, including those that are contained in this report, relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, the ability to obtain temporary financing secured by real estate, and ultimately to sell real estate holdings that will generate sufficient liquidity to allow the Company to continue operations through 2005, adverse changes in the global economy, sudden decreases in the demand for electronic products and semiconductors, market acceptance of the Company’s products and services, the impact of competition, delays in product development schedules, delays due to technical difficulties related to developing and implementing technology, delays in delivery schedules, the ability to attract and maintain sufficient levels of people with specific technical talents, future results related to investments and acquisitions, changes in demand for the Company’s products and services and the Company’s customers’ products and services, the impact of entering a new line of business (Automotive) with different marketing strategies and channels and a different customer base from the Company’s historical business lines, and the ultimate acceptance by the market of this new product. The Company’s actual results could differ materially from those anticipated in these forward-looking statements, including those set forth elsewhere in this report. The Company assumes no obligation to update any such forward-looking statements.

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

September 30, 2004

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

LIQUIDITY AND CAPITAL RESOURCES

Beginning in 2001, the Company has sustained significant negative financial trends, including substantial decreases in revenues, net income, backlog and cash flows from operating activities. Key customers have continued to reduce expenditures for the Company’s products and services and such trends may continue in the near term. During this period, the Company has continually taken steps to adjust its cost structure to the decreased level of business activity.

Despite the steps taken to reduce the Company’s cost structure, its operations continue to consume large amounts of the Company’s cash reserves. As of September 30, 2004, the Company’s working capital was $2.3 million, of which $1.5 million was cash and cash equivalents. The Company has no debt. Changes in the Company’s financial condition and liquidity since December 31, 2003 are generally attributable to the net loss incurred in the six months ended June 30, 2004.

The Company will require additional liquidity to sustain operations through 2005. The Company is presently negotiating with an asset-based lender for a temporary credit facility to be secured by the Houston headquarters building. Management believes that the expected proceeds of this credit facility, along with proceeds from the sale of the Houston building, idle North Carolina property and investment securities will provide sufficient resources to fund its operations; however, there can be no assurances that such transactions can be consummated in a timely manner or in amounts sufficient to fund any continuing operating deficits. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Net cash used by operating activities for the nine months ended September 30, 2004 was $2.8 million compared to $.3 million in the comparable period of 2003. Of the $2.5 million difference in cash flow from operations between periods, $3.7 million is due to a tax refund received on May 2003 and changes in operating assets and liabilities, offset by a $.8 million larger net loss incurred in the prior year period and the impact of the $.7 million non-cash goodwill impairment charge in 2004.

Net cash used by investment activities during the first nine months of 2004 was $84,000, compared to $215,000 generated by investment activities in 2003. The 2004 amount consisted primarily of a $75,000 contingent installment payment made related to the acquisition of the Ezy-Load product line. The 2003 amount includes $825,000 in proceeds from the sale of a building and $58,000 from the sale of investment securities, offset by $514,000 paid in connection with the acquisition of the Ezy-Load product line and $154,000 in capital expenditures.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2004

RESULTS OF OPERATIONS

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003.

Revenues. Revenues for the first nine months of 2004 were $2,484,000, compared to $1,345,000 in the comparable period in 2003. Revenues increased in each of the Company’s three traditional business segments as follows (the Automotive segment was not created until the third quarter of 2003): Testing Products 40%, Services 112% and Power Sources 76%.

Revenues in the Testing Products segment increased by $143,000 over the comparable 2003 period. The increase is primarily attributed to increased domestic revenues from systems upgrades and refurbishment ($88,000), increased parts sales ($17,000) and maintenance and training revenues ($48,000) in Asian markets.

Revenues in the Service segment increased by $650,000 over the 2003 period. Burn-in and Testing revenues accounted for the increase as a result of a 34% increase in units processed and a 67% increase in average selling prices due to changes in product mix and increased processing times.

Revenues in the Power Sources segment increased by $307,000 over the 2003 period. The increase is a result of a 39% increase in units shipped coupled with a 26% increase in average selling prices. Approximately 31% of the revenue increase resulted from increased demand for “mature” products for the networking and telecommunications industries. The majority of the remainder of the increase is a result of sales of products that have been in development over the past two years that carry higher average selling prices than other product lines.

Revenues in the Automotive segment continue to be disappointing as the Company attempts different marketing strategies, implements design changes and seeks alternate sources of raw materials to drive down product cost. Late in the second quarter the Company expanded its distribution channel beyond direct sales by placing a demonstration unit at a local truck aftermarket outfitter. The Company plans to add other dealers in southeast Texas. During the third quarter, the Company made its initial shipments of the Ezy-Load product outside the Houston area for customers to self-install. Despite significant marketing efforts, sales for the first nine months of 2004 were only $39,000.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2004

Costs and Expenses. The loss from operations in the nine-month period ended September 30, 2004 was $3,933,000, compared to $5,151,000 in the comparable 2003 period. Of the $1,218,000 improvement, $1,058,000 is due to margin improvement resulting from higher revenues and absorption of fixed overhead costs; $591,000 is due to lower research and development costs; $237,000 is due to severance costs associated with the April 2003 headcount reduction; and $5,000 is due to lower marketing, general and administrative expenses which resulted from the previously-mentioned headcount reductions, offset by $196,000 in marketing expenses for the Ezy-Load product line and a $673,000 charge for goodwill impairment.

Interest and Other Income. The decline in interest income for the nine month period ended September 30, 2004 is due to a lower amount of investable funds. Other income declined by $381,000 from the year earlier period, which included a $155,000 gain on the sale of a building, $30,000 of gains on sales of marketable securities and $196,000 of rental income for excess space at the Houston facility for which the lease expired in August 2003.

Three months ended September 30, 2004 compared to three months ended September 30, 2003

Revenues. Revenues for the quarter ended September 30, 2004 were $938,000, compared to $478,000 in the comparable period of 2003. Revenues increased in each business segment compared to the prior year and consolidated revenues have increased sequentially for six consecutive quarters. Revenue in the Testing Products segment increased by $68,000, primarily due to higher revenues from preventive maintenance services and equipment refurbishment in the U.S. Revenues in the Services segment increased by $310,000 (187%) as units processed more than doubled and average selling prices increased by 46%.

Revenues in the Power Sources segment increased by $65,000 (35%) as a result of an 11% increase in units shipped and a 22% increase in average selling price.

The discussion of the Automotive segment revenues presented above for the nine month period ended September 30 is applicable to the quarterly period as well.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2004

Cost and Expenses. The loss from operations for the quarter ended September 30, 2004 was $1,680,000, compared to an operating loss of $1,600,000 for the comparable period in 2003. The increase in the operating loss of $80,000 is attributable to the goodwill impairment charge of $673,000 recorded in September 2004 and a $36,000 increase in marketing, general and administrative costs, offset by $489,000 in margin improvement and a decrease in research and development costs of $141,000. The increase in marketing, general and administrative expenses is due to expenses associated with the Ezy-Load Division and increased medical insurance premiums, offset by the impact of the work force reductions in October 2003. The improvement in gross margin is due to the higher level of revenues. Gross margin for the quarter was $58,000, the second consecutive quarter the Company has achieved a positive gross margin. The decrease in research and development costs is due to the previously mentioned work force reductions

Interest and Other Income. The decline in interest income for the period is due to a lower level of investable funds. Other income declined by $49,000, as the 2003 period included rental income for excess space at the Houston facility for which the lease expired in August 2003.

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

RELIABILITY INCORPORATED

OTHER INFORMATION

PART II - OTHER INFORMATION

September 30, 2004

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

    Current report on Form 8-K filed on July 2, 2004, pursuant to Item 12.

    Current report on Form 8-K filed on July 16, 2004, pursuant to Item 5.

    Current report on Form 8-K filed on July 27, 2004, pursuant to Items 9 and 12.

    Current report on Form 8-K filed on August 25, 2004, pursuant to Item 3.01.

RELIABILITY INCORPORATED

SIGNATURES

September 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED (Registrant)

November 11, 2004	/s/ Larry Edwards
Larry Edwards
President and Chief Executive Officer

November 11, 2004	/s/ Carl V. Schmidt
Carl V. Schmidt
Chief Financial Officer