Form 10-K
period 2004-12-31
RELIABILITY INC
filed 2005-03-30
CIK 34285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004	Commission File Number 0-7092

RELIABILITY INCORPORATED

(Exact name of registrant as specified in its charter)

TEXAS	75-0868913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16400 Park Row Post Office Box 218370 Houston, Texas	77218-8370
(Address of principal executive offices)	(Zip Code)

(281) 492-0550

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES  ☒ NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Act). YES  ☐ NO  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates; computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $6,605,096.

Common Stock, no par value	6,335,965
(Title of class)	(Number of shares outstanding)

as of March 28, 2005

Documents Incorporated by Reference

Listed hereunder are the documents incorporated by reference and the Part of the Form 10-K into which such documents are incorporated:

Part III	Proxy Statement for the 2005 Annual Meeting of Shareholders of the Registrant (to be filed within 120 days of the close of the registrant’s fiscal year)

RELIABILITY INCORPORATED

Form 10-K

December 31, 2004

PART I

PART I

Item 1.    Business

THE COMPANY

Reliability Incorporated is principally engaged in the design, manufacture, market and support of high performance equipment used to test and condition integrated circuits (“Testing Products”). Reliability and its subsidiary (collectively referred to as “Reliability” or the “Company”) also designs, manufactures and markets a line of DC-DC power converters (“Power Sources”) and operates a service facility in Singapore that conditions and tests integrated circuits as a service for others (“Services”). The Company’s strategy for each of these business segments is to target customers and other prospects who are market leaders, to provide high-quality products and services, to develop long-term relationships with its customers by investing in specific research and development to meet their needs, and to continuously reduce both the customers’ and the Company’s cost and time to market.

In July 2003, the Company entered a new line of business (“Automotive”) by acquiring the rights to manufacture and market an aftermarket hydraulic lifting device that is installed in the bed of pickup trucks. Due to disappointing sales of this product, the Company terminated the purchase agreement for this product line in January 2005, thereby relinquishing its right to manufacture and market this product.

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

PRODUCTS

During fiscal 2004, Reliability had four operating segments based on its product and service offerings: Testing Products, Services, Power Sources and Automotive (which ceased operations in January 2005). See Note 4 of the Notes to Consolidated Financial Statements for financial information regarding segment reporting.

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

CRITERIA 20, introduced in July 2001, is the Company’s newest generation burn-in and test system for medium and high power micrologic devices. The Company believes the CRITERIA 20 offers its customers a step function increase in system performance at an economical price. CRITERIA 20 systems include: high speed test electronics, delivery and control of large amounts of current at very low voltages, thermal management techniques to tightly control temperature gradient and large variations in dissipation from device to device, dissipation options up to 57,600 Watts of power, extensive self test, calibration and diagnostics, a comprehensive software system and networking via industry standard LAN. To date, there have been no sales of CRITERIA 20 systems.

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

The Company operates a service facility in Singapore that uses CRITERIA and INTERSECT systems to provide burn-in and burn-in test services for DRAM, SDRAM, SRAM, and microprocessors. The Company also uses related equipment acquired from others to provide serial testing, laser-marking, and tape and reel services. Services are generally sold on a periodically adjusted per-unit-processed basis to large volume semiconductor manufacturers that prefer to focus on their core business and technologies and to deploy their capital accordingly.

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

The Company introduced its initial power source in 1972. Today, the Company offers a wide range of DC-DC converters from 1 to 30 Watts. The Company focuses on developing specialized DC-DC converters for targeted customers within the telecommunications, computer and other industries that are adopting lower voltage components that operate at different voltages within the same equipment. The Company designs and markets power sources at its Houston, Texas facility and then makes the products available through its distribution and representative network in the U.S. and Europe. In August 2002, the Company shut down its manufacturing facility for Power Sources that was located in San Jose, Costa Rica. The facility was sold in January 2003 for $825,000.

AUTOMOTIVE

In July of 2003, the Company acquired the intellectual property rights and related assets to manufacture and market a unique hydraulic lifting system (“Ezy-Load”™) that installs in the bed of pickup trucks without sacrificing valuable cargo space. Historically, cargo loading and unloading of pickup trucks has been a labor intensive, manual task requiring multiple people and involving risk of injury and damage to cargo when lifting, lowering, pushing and pulling large or heavy items into or out of the bed of the truck.

Ezy-Load lifting system is designed to fit most 1/2, 3/4 and 1 ton pickup trucks. The system operates from the vehicle’s 12-volt battery, which provides power to the crane winch and the hydraulic power unit. The hydraulics are completely self-contained with a DC motor, gear pump, reservoir and load hold check valves to prevent overloading. Flow from the pump, to a pair of double-acting cylinders, provides the lift and rotation necessary to extend and retract the lift arms via a hand-held remote control. Ezy-Load allows a single person to easily lift, position, load and unload heavy or bulky cargo, up to 1,000 lbs., while standing clear of the load. The Company believed the Ezy-Load lifting system would provide customers a safer work environment and would quickly pay for itself in reduced hand and back injuries caused by lifting and sliding heavy cargo manually.

Due to disappointing sales of the product, the Company terminated the purchase agreement for this product line in January 2005, thereby relinquishing its rights to manufacture and market this product.

SALES AND MARKETING

The Company has direct sales and service operations in the United States and Singapore as well as a network of distributors and sales representatives in certain other key areas within the United States, Europe and S.E. Asia.

The Company’s customer service and support program includes installations, repairs, service contracts, application engineering support, custom and semi-custom power sources, spare parts inventories, customer training, and documentation.

The Company generally warrants its products for up to three years from shipment.

RESEARCH AND DEVELOPMENT

The semiconductor industry’s and the electronic equipment industry’s demand for increasingly complex and sophisticated equipment requires innovation and accurate anticipation of changing needs and emerging technology trends. To avoid becoming technologically obsolete over time, the Company commits a significant portion of its resources to research and development programs for new products, services and enhancements to existing products. Research and development expenditures for the Company’s four operating segments were $.8 million in fiscal 2004. These expenditures were $1.3 million in 2003 and $2.5 million in 2002. Total research and development was 25% of revenue in 2004, compared to 64% in 2003 and 62% in 2002.

Research and development programs for the Testing Products segment account for a significant portion of these expenditures. The Company’s development activities are focused on solutions to meet the technical requirements created by continually shrinking geometries of the new generations of integrated circuits. The Company has developed new high speed test and interface electronics, methods to deliver large amounts of current at very low voltages, thermal management techniques to handle large variations in heat dissipation from device to device and methods to effectively manage higher power in a chamber operating at lower temperatures. Some of these features were introduced during fiscal 2000 and 2001 as retrofit enhancements to the Company’s CRITERIA 18 product line. The CRITERIA 20, which was introduced in July of 2001, incorporates many of these features and provides a step function increase in performance compared to the Company’s previous product offerings. The Company anticipates that it will continue to have significant research and development expenditures in the future to provide new products and enhancements to existing products, including the CRITERIA 20.

INTELLECTUAL PROPERTY

The Company believes that rapidly changing technology in the electronics industry makes the Company’s future success dependent on the quality of its products and services, the technical skills of its personnel, and its ability to adapt to the changing technological requirements more than upon the protection of any proprietary rights. The Company holds several patents and has pending patent applications on certain components of its test and conditioning equipment and topology for regulated outputs of its DC-DC converters.

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

CUSTOMERS

The Company develops, markets and sells products for, and provides services to, semiconductor manufacturers and users of large quantities of ICs. Since development costs for products and capital costs for services are high, the Company targets customers that it believes have the financial capacity to buy large enough quantities of products and services to provide the Company with a return on its investment. In addition, due to the fact that there are only a small number of companies that have a need to test and condition large batches of ICs, the potential customer base is limited. The Company’s ability to maintain or increase its sales in the future will depend, in part, on its ability to obtain orders from its existing and new customers as well as the financial condition and success of its existing customers.

In 2004, sales to the Company’s largest customers accounted for approximately 47% of its net sales, compared to 52% in 2003 and 71% in 2002. In 2004, Alliance Semiconductor (“Alliance”) accounted for 39% of the Company’s net sales. In 2003, Intel Corporation (“Intel”) and Alliance accounted for 28% and 24%, respectively, of the Company’s net sales. During 2002, Intel, Alliance and Advanced Micro Devices, Inc. accounted for 49%, 11%, and 11% of the Company’s net sales, respectively. No other customer represented more than 10% of the Company’s net sales during these periods. See also Note 4 to the Consolidated Financial Statements.

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

The Company’s primary competitors in the Testing Products segment are other independent manufacturers of similar systems and manufacturers of ICs who design their own equipment. The primary methods of competition in this segment are product features, quality, service, delivery, and price. The Company believes that its service after the sale, including its ability to provide installation, maintenance service, and spare parts, enhances its competitiveness.

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

BACKLOG

Backlog for sales of Testing Products, Power Sources and Automotive represents orders for delivery within 12 months from the date on which backlog is reported. Backlog for Services represents orders for services where the ICs to be conditioned and/or tested have been delivered to the Company for processing. The Company’s believes its backlog as of December 31, 2004, is firm, although portions of the backlog are not subject to legally binding agreements.

The following table sets forth the Company’s backlog of its segments at the dates indicated:

	December 31,
Business Segment	2004	2003
	(In thousands)
Testing Products	$58	$8
Services	32	69
Power Sources	92	88
Automotive	3	—

Total	$185	$165

The Company has the right to sell its Automotive backlog, even through it terminated this line of business in January 2005.

EMPLOYEES

As of December 31, 2004, the Company had 77 employees worldwide, of which five were contract or temporary employees. The Company’s success is in part dependent on its ability to attract and retain its technical staff and skilled employees. Exclusive of workforce reductions initiated by the Company, the Company has experienced a low turnover rate among its U.S. employees. None of the Company’s employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

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

Item 2.    Properties

The Company’s headquarters and principal administrative, engineering and manufacturing facility is located in a 131,000 square foot facility on a seven acre tract of land in Park 10, an office and industrial park located on the west side of Houston, Texas. The facility consists of two adjoining buildings: a three-story building containing 87,000 square feet and a one-story building containing 44,000 square feet. The Company occupies 96,000 square feet of the facility and leased the remaining 35,000 square feet to an unrelated party until August 2003. The Company is actively seeking to sell one or both of the buildings. Both buildings collateralize the Company’s term and revolving debt agreement. The Company’s Services subsidiary is located in a 33,600 square foot facility in Singapore under a lease that expires in 2006.

The Company also owns a 43,500 square foot facility on a seventeen and one-half acre tract of land in Durham, North Carolina. This facility is debt free and unencumbered. The Durham facility is being actively marketed for sale or lease and a portion of the facility is currently leased on a month-to-month basis to an unrelated party.

The Company considers its properties suitable and sufficient for its needs and has no current plans to expand. See Note 8 to the Company’s Consolidated Financial Statements for information concerning leases.

Item 3.    Legal Proceedings.

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 4A.    Executive Officers of the Registrant.

Executive officers of the Company as of December 31, 2004 were as follows:

Name	Age	Officer of Reliability Incorporated Since	Position Currently Held with Reliability Incorporated
Larry Edwards	63	1981	Chairman of the Board of Directors, President and Chief Executive Officer

James M. Harwell	50	1993	Executive Vice President and Chief Operating Officer

Paul Nesrsta	48	1993	Vice President

Carl Schmidt	48	2003	Chief Financial Officer, Secretary and Treasurer

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

PART II

Item 5.    Market for the Registrant’s Common Stock and Related Stockholder Matters.

During 2003 and 2004 the Company’s stock traded on Nasdaq under the stock symbol REAL. Effective February 24, 2005 the Company’s stock began trading in the over-the-counter market under the symbol REAL.PK, since it no longer met the listing requirements to be traded on the Nasdaq market The high and low sale prices for 2004 and 2003, as reported by The Nasdaq Stock Market, are set forth below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
High	$1.51	$1.30	$1.04	$.89
Low	1.12	.94	.55	.58
2003
High	$1.43	$1.18	$1.46	$1.39
Low	.71	.76	1.06	1.05

The Company paid no cash dividends in 2004 or 2003 and is restricted from paying dividends under provisions of its credit agreement. See Note 3 to the accompanying financial statements.

Reliability had approximately 678 shareholders of record as of February 14, 2005.

The following table sets forth the number of shares of the Company’s common stock reserved for issuance under the Company’s equity compensation plan as of December 31, 2004:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	923,851	$2.36	358,600
Equity compensation plans not approved by security holders	—	—	—

Total	923,851	$2.36	358,600

Shares of Company stock are also used to fund the matching feature of the Employee Stock Savings Plan. See Note 7 to the Consolidated Financial Statements.

Item 6.    Selected Financial Data.

The following table sets forth certain selected financial data for the years indicated:

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
INCOME STATEMENT DATA:
Revenues	$3,187	$2,042	$4,041	$12,082	$22,235
Cost of revenues	3,363	3,403	4,351	9,453	12,606

Gross profit	(176)	(1,361)	(310)	2,629	9,629

Expenses:
Marketing, general and administrative	3,346	3,510	4,357	5,305	6,650
Research and development	804	1,310	2,498	2,932	1,561
Provision for asset impairments restructuring and shut-down	678	967	2,146	420	416
Relocation expenses	—	—	—	—	390

Total expenses	4,828	5,787	9,001	8,657	9,017

Interest income, net	17	57	132	609	956
Other income	55	430	339	327	229

Income (loss) before income taxes	(4,932)	(6,661)	(8,840)	(5,092)	1,797
Provision (benefit) for income taxes	(19)	(122)	(3,751)	(745)	746

Net income (loss)	$(4,913)	$(6,539)	$(5,089)	$(4,347)	$1,051

Earnings (loss) per share (1):
Basic	$(.78)	$(1.03)	$(.80)	$(.67)	$.16
Diluted	(.78)	(1.03)	(.80)	(.67)	.16
Weighted average shares (1):
Basic	6,336	6,336	6,336	6,486	6,643
Diluted	6,336	6,336	6,336	6,486	6,692
BALANCE SHEET DATA:
Total assets	$7,461	$11,704	$18,108	$23,517	$31,278
Working capital	1,460	4,971	10,607	13,518	18,208
Property and equipment, net	3,196	4,017	4,423	6,110	6,842
Total stockholders’ equity	5,856	10,784	17,160	22,317	27,472

(1)	The weighted average number of shares used in the earnings per share calculations have been adjusted to give effect to the reduction in shares resulting from the purchase of 274,600 and 79,700 shares of the Company’s common stock in 2001 and 2000, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and other related notes that appear in this document.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this document contain forward-looking statements that involve risks and uncertainties, as well as current expectations and assumptions. From time to time, the Company may publish forward-looking statements, including those that are contained in this report, relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to its ability to maintain sufficient working capital, adverse changes in the global economy, sudden decreases in the demand for electronic products and semiconductors, market acceptance of the Company’s products and services, the impact of competition, delays in product development schedules, delays due to technical difficulties related to developing and implementing technology, delays in delivery schedules, the ability to attract and maintain sufficient levels of people with specific technical talents, future results related to investments, acquisitions and changes in demand for the Company’s products and services and the Company’s customers’ products and services. The Company’s actual results could differ materially from those anticipated in these forward-looking statements, including those set forth elsewhere in this report. The Company assumes no obligation to update any such forward-looking statements.

REVIEW OF SIGNIFICANT ACCOUNTING POLICIES

In response to a guidance document that was issued by the Securities and Exchange Commission, the Company completed a review of its significant accounting policies, including those listed in Note 1 to the Consolidated Financial Statements. The results of the review indicated that the accounting policies that the Company has adopted are appropriate for the operations of the Company and that the Company has correctly applied the accounting policies.

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

Revenue Recognition

Revenue is recognized when all four revenue recognition criteria have been met: persuasive evidence of an agreement exists: delivery has occurred or services have been rendered; seller’s price to buyer is fixed or determinable; and collectibility is reasonably assured. This policy results in revenue being recognized in the various business segments as follows:

Testing Equipment—Revenue is recognized at the time of shipment for established products and upon customer acceptance for early models of new-generation products. New-generation products are considered to be established when three to five units have been successfully installed. The Company generally has post-shipment obligations for installation and training and defers a portion of the sale price for the estimated fair value of these services, which are typically performed within a week of delivery of the product. A provision for the estimated cost of warranty is recorded when revenue is recognized. Revenues from the sale of spare parts are recorded at the time of shipment.

Services—Revenue is recognized upon shipment of the processed parts to the customer.

Power Sources—Revenue is recognized upon shipment of the product.

Automotive—Revenue is recognized upon installation for units installed at our Houston facility or upon shipment for all other orders.

Inventory Obsolescence

Slow moving inventory is reviewed monthly, and the Company writes off or establishes reserves for excess or obsolete inventories based on assumptions about future demand, market conditions and historical obsolescence data. If actual future market conditions are less favorable than those forecasted by management, additional inventory write-downs may be recorded.

Valuation Allowance for Deferred Tax Assets

The Company records a valuation allowance to reduce its deferred tax assets to the amounts that are more likely than not to be realized in the future. The Company and its subsidiary have carried back all eligible operating losses. At a time in the future when profits exceed cumulative losses, the Company will be able to realize tax benefits, and the applicable reduction in the valuation allowance will be credited to income in the period that the tax benefit is realized.

Long-Lived Assets and Goodwill

The Company reviews the carrying values of its long-lived assets, including goodwill, whenever events or changes in circumstances indicate that such carrying values may not be recoverable. An impairment charge is recorded in the event the net book value of such assets exceeds management’s estimate of the future undiscounted cash flows attributable to such assets. Such estimates are based on various assumptions and estimates regarding future operations and are highly judgmental. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

RESULTS OF OPERATIONS

Overview

Reliability’s principal business is designing, manufacturing, and marketing high performance equipment to condition and test integrated circuits and providing conditioning and test services to manufacturers and large users of integrated circuits. The Company’s business depends significantly on capital equipment expenditures of integrated circuit manufacturers and overall demand for products utilizing integrated circuits. The semiconductor industry is cyclical in nature and the Company is experiencing the lingering effects of a downturn that began in 2001. Conditions in the US and global economy improved in 2003 and 2004, and semiconductor industry revenues increased by approximately 18% in 2003 and 28% in 2004. However, semiconductor manufacturers have been very reluctant to resume their historic levels of capital spending. U.S. Test and Assembly bookings of new orders increased steadily from approximately $130 million in January 2003 to $365 million in March 2004 for a substantial increase but far below its peak of $766 million in May 2002. Since the bookings peak of March 2004, bookings have had a steady decline through December 2004, when bookings were approximately $137 million.

Forecasts for 2005 chip industry revenues vary from a slight decrease to a slight increase. Almost all call for a decline in the first half followed by improvement in the second half of 2005. Almost all forecasts for 2005 semiconductor equipment revenue call for double-digit decreases. However, when chip revenues start to increase, the Company’s management believes semiconductor equipment demand should increase quickly, since semiconductor manufacturers have held capital spending at historically low levels in comparison to revenue for a long period of time. Technology has continued to advance, and it appears few have invested heavily in the latest generation technology.

Softening demand for the Company’s products and services caused by the previously mentioned downturn has significantly contributed to decreases in revenues and earnings. Management continues to review expenses and take actions to control costs, principally reductions in staffing levels. Despite these challenging times, the Company continues to invest in research and development in order to position the Company for growth when its markets recover.

The Company entered the automotive aftermarket industry in July 2003 with the acquisition of the Ezy-Load product line. The Company began full-scale marketing activities for this product in the first quarter of 2004. Due to disappointing sales results achieved in 2004 and the amount of investment required to continue to market the product, the Company ceased manufacturing and marketing this product in January 2005.

Net Revenues

Revenues in 2004 were $3,187,000, compared to $2,042,000 in 2003. Revenues increased by 85% in the Services segment, 71% in the Power Sources segment and decreased by 10% in the Testing Products segment.

Revenues in the Testing Products segment for 2004 decreased by $59,000 from 2003. This decrease is primarily attributable to deferred installation revenue recognized in 2003 for which there was no corresponding amount in 2004. Revenues in this segment remain at depressed levels as a result of reduced capital spending by the Company’s customers, DRAM overcapacity, reductions in burn-in times by a major customer of the Company’s CRITERIA products, and reduced demand for new CRITERIA systems.

Revenues in the Services segment increased by $742,000 in 2004. Burn-in and testing revenues accounted for the increase as a result of a 22% increase in units processed and a 62% increase in average selling prices due to changes in product mix and increased processing times. Despite revenue increases achieved in 2003 and 2004, revenues in this two-year period were 87% below revenues in 1999 and 2000, the two-year period immediately preceding the 2001 downturn. The decrease in demand for the services provided by the Company’s Singapore subsidiary is largely the result of memory overcapacity due to the sharp industry downturn, competitive price pressures in an overcapacity market, the loss of a new customer that relocated its production from Singapore in 2001, significant reductions in burn-in times and a move away from conventional burn-in by a major customer during 2002.

Revenues in the Power Sources segment increased by $406,000 in 2004. The increase is a result of a 49% increase in units shipped, coupled with a 15% increase in average selling prices. Approximately one-third of the revenue increase resulted from increased demand for “mature” products for the networking and telecommunications industries due to an improving economy. An additional 30% of the increase relates to newly developed products for these industries. The remainder of the increase is attributable to other new products with higher average selling prices than other product lines.

Revenues in the Automotive segment in 2004 were $62,000. As a result of the continuing disappointing sales of this product and the capital required to continue to develop markets, the Company decided to cease manufacturing and marketing the product in January 2005. See also Note 13 in the accompanying consolidated financial statements.

Revenues in 2003 were $2,042,000, compared to $4,041,000 in 2002. Revenues declined by 74% in the Testing Products division, 30% in the Services division and increased by 4% in the Power Sources division.

Revenues for the Testing Products segment in 2003 decreased by $1.7 million from 2002. Sales in 2002 included $1.9 million of revenues from sales of testing systems and upgrades to older-generation systems, whereas only $155,000 of such sales were recorded in 2003. The decrease is a result of reduced demand for the Company’s CRITERIA and INTERSECT products. Reduced capital spending by the Company’s customers, DRAM overcapacity, reductions in burn-in times by a major customer of the Company’s CRITERIA products, and reduced demand for new CRITERIA systems have adversely affected this segment’s revenues.

Revenues in the Services segment in 2003 decreased by $366,000 from 2002. The decrease is a result of a 51% decrease in units processed, partially offset by a 36% increase in average selling prices. The decrease in demand for the services provided by the Company’s Singapore subsidiary is largely the result of memory overcapacity due to the sharp industry downturn, competitive price pressures in an overcapacity market, significant reductions in burn-in times and a move away from conventional burn-in by a major customer during 2002.

Revenues in the Power Sources segment in 2003, though up slightly from their 2002 level, remained at depressed levels due to decreased demand for products sold by the telecommunications industry and competitive price pressures in a challenging market. Units shipped decreased by 4% from their 2002 level while average selling prices increased by 10%. In many cases, research and development activities of the Company’s Power Sources segment have long lead times, as they relate to components of products that our customers will not place into commercial production for 12 – 24 months. In 2003, the Company began receiving orders for products that were being developed in 2001 and 2002.

Gross Profit

Gross profit consists of net revenues less the cost of the materials, labor and operations overhead used in producing the products and providing the services supplied by the Company. The Company had a negative gross margin of $176,000 in 2004, an improvement of $1,185,000 over 2003. Collectively, the Company’s three historical business lines operated at breakeven gross margin for the year, offset by a negative gross margin in the Automotive segment. The Power Sources segment achieved a gross margin of $297,000, which was offset by negative margins in the Testing Products segment of $203,000 and $93,000 in the Services segment. The overall improvement in the gross margin is primarily a result of the revenue increase of $1,145,000, and, to a lesser extent, a reduction in fixed overhead costs that resulted from headcount reductions in April 2003.

Cost of Sales includes charges for estimated excess and obsolete inventory of $206,000 in 2004, $244,000 in 2003 and $76,000 in 2002. These provisions were necessary due to the continued weakness in demand for products sold by the Testing Products and Power Sources segments. Included in the 2004 amount is $52,000 related to impairment of inventories associated with the Ezy-Load product line. The Company plans to market the excess inventory at reduced prices, and, if such inventory is ultimately deemed to be obsolete, it will be written off.

Gross profit decreased $1.1 million in fiscal 2003 compared to fiscal 2002. A decline in the gross margin in the Company’s Testing Products segment of $1.2 million was offset by improvements in the Services and Power Sources segments of $100,000 each. The Power Sources operations operated at a breakeven margin level for the first time since 2000. Additionally, changes in product mix and competitive price pressures, particularly in the Services and Power Sources segments, unfavorably affected gross profit.

Marketing, General and Administrative

Marketing, general and administrative (“MG&A”) expenses primarily consist of employee salaries and payroll related costs, product promotion and customer support costs, employee and independent sales representative commissions, and legal, accounting and other professional services. MG&A decreased $164,000 or 5%, in fiscal 2004. Payroll related costs decreased by $438,000, primarily as a result of workforce reductions in April and October 2003. Rent expense at the Singapore facility decreased by $68,000, due to a reduction in space occupied. These decreases in MG&A expenses were offset by the following increases in 2004: $139,000 in demonstration equipment amortization; $61,000 in advertising, primarily related to the Ezy-Load product line; $41,000 in engineering costs allocated to sales support; $32,000 for an additional listing fee for transfer from the Nasdaq National Market to the Nasdaq SmallCap Market; and $27,000 in increased commissions as a result of increased sales.

MG&A decreased $847,000 or 19%, in fiscal 2003. Expense reductions were largely the result of cost controls, including shutting down the manufacturing facility in Costa Rica and reductions in personnel, resulting in a decrease in payroll cost of $600,000 in fiscal 2003.

Research and Development

Research and development (“R&D”) consists primarily of salaries and payroll related costs of employees involved in ongoing product research, design and development activities, engineering supplies, and professional contract design services. The Company’s R&D expense was $804,000 in 2004, compared to $1,310,000 in 2003. R&D expenses decreased in 2004 primarily as a result of staff reductions made in 2003. A significant portion of the Company’s R&D expenditures is associated with the development activities in the Testing Products segment, including the development of the CRITERIA 20, the Company’s next generation micrologic test during burn-in platform. The Company anticipates that it will continue to have significant research and development expenditures in the future to provide new products and enhancements to existing products, including the CRITERIA 20.

The Company’s R&D expense was $1,310,000 in 2003, compared to $2,498,000 in 2002. R&D expenses declined in 2003 primarily as a result of staff reductions.

Asset Impairments and Restructuring

Due to the continued lack of sales of the Ezy-Load product, the Company considered it necessary to perform an impairment review of the associated goodwill during the third quarter of 2004. As a result of this review, an impairment charge of $673,000 was recorded.

In response to the continued decline in business activity in the Company’s historical lines of business, the Company reduced its Houston-based workforce by 38% in 2003, incurring severance costs of $488,000. The estimated annual savings from this workforce reduction is $960,000, of which $50,000 is estimated to be in cost of sales, $480,000 in marketing, general and administrative costs and $430,000 in research and development costs. The Company recorded an asset impairment charge of $335,000 in the fourth quarter of 2003 for real estate being held for sale in North Carolina. Factors considered in determining the need for, and amount of, the charge included an assessment of the condition of the property and the amount of an offer received from a potential buyer who ultimately proved to lack sufficient financing. In the same period, an impairment charge of $144,000 was recorded for a portion of work-in-process inventories, which were deemed to be unrecoverable.

In fiscal 2002, management approved restructuring actions in response to the continuing global economic slowdown and to improve the Company’s cost structure through reductions in personnel across all operating segments, the consolidation of the Power Sources operations in Houston and the closure of its facility in Costa Rica. The Company recorded asset impairment and restructuring charges of $2,146,000 to reflect these actions. Of these charges, $200,000 related to the closure of the Company’s manufacturing facility in Costa Rica, of which $50,000 related to the write-down of the carrying value of a building, $96,000 was related to employee severance costs and $54,000 related to other miscellaneous shutdown expenses. Upon closing the facility, the Company began utilizing a contract manufacturer to produce its Power Source products, thereby replacing fixed and semi-fixed manufacturing and overhead costs with contract manufacturing charges that are essentially variable in relation to sales activity.

Restructuring activities in 2002 at the Company’s Testing Services operations in Singapore resulted in $509,000 of impairment and restructuring charges. Of this amount, $334,000 related to employee severance costs, $82,000 related to costs associated with excess leased facilities and $93,000 related to impairment of fixed assets. These actions are expected to result in annual savings of approximately $941,000, of which $63,000 relates to cost of sales and $878,000 relates to marketing, general and administrative expenses.

Domestic restructuring charges in 2002 totaled $1,437,000. Of this amount, $700,000 related to the write-down of the carrying value of real estate held for sale in North Carolina based upon an appraisal received in August 2002. A $500,000 investment in preferred stock of a start-up company was written off based upon continued dilution of the Company’s ownership interest, a lack of revenues of the start-up and cash flow projections of the investee. A reduction in the workforce at the Company’s Houston headquarters in August 2002 resulted in $237,000 of severance-related charges. The estimated annual savings of this workforce reduction is $1,040,000, of which $240,000 is estimated to be in cost of sales, $325,000 in marketing, general and administrative costs and $475,000 in research and development costs. See Note 10 of the Notes to Consolidated Financial Statements for additional financial information regarding impairments and restructuring.

Interest and Other Income

The decline in interest income in 2004 and 2003 is due to a lower amount of investable funds. Other income in 2004 declined by $375,000 from the previous year, which included a $155,000 gain on the sale of a building, $30,000 of gains on sales of marketable securities and $196,000 of rental income for excess space at the Houston facility, for which the lease expired in August 2003. Other income in 2002 included only rental income for excess space at the Houston facility and a portion of the idle North Carolina facility. In 2005, the Company will incur interest expense associated with borrowings under a credit agreement executed in December 2004.

Provision for Income Taxes

The Company’s tax benefit rate was nil in 2004, 2% in 2003 and 42% in 2002. The principal item affecting the Company’s tax rate in 2004 and 2003 is the inability to record a benefit for the operating losses. In 2002, the Company was able to carry back its operating loss and claim a refund of previously paid taxes. As of December 31, 2002, the Company had carried back all eligible losses; thus the Company cannot record income tax benefits related to operating losses until future profits are available to offset the losses. The tax benefit recognized in 2004 related to the reassessment of the impact of the reversal of certain temporary differences beyond the 20-year operating loss carryforward period. The benefit recorded in 2003 related to additional carryback benefits claimed upon filing its 2002 tax return and the elimination of certain deferred tax liabilities. The principal items affecting the Company’s tax rate in 2002 were benefits associated with the dissolution of the Company’s subsidiary in Costa Rica, additional carryback benefits realized as a result of tax legislation enacted in 2002, partially offset by the inability to deduct the losses of the Company’s foreign subsidiaries, and a provision to increase the Company’s valuation allowance on deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

During the past four years, the Company has sustained significant negative financial trends, including substantial decreases in revenues, net income, backlog, and cash flows from operating activities. Key customers have continued to delay or reduce expenditures for the Company’s products and services and such trends may continue in the near term. As discussed more fully in Note 10 to the Consolidated Financial Statements, management has taken steps to restructure the operations of the Company, including shutting down the Costa Rica facility in the third quarter of 2002 and downsizing the Houston and Singapore operations during 2003 and 2002. In addition, significant impairment charges have been recorded to reflect management’s best estimate of the fair value of certain real estate and other investments and work-in-process inventories.

Though the Company has continued to adjust its cost structure due to the prolonged downturn in its primary business lines, its operations continue to consume large amounts of the Company’s cash reserves. In December 2004, the Company entered into a credit agreement with an asset-based lender. The credit agreement consists of a term loan in the amount of $1 million that was funded at closing and a $1.9 million line of credit. This credit agreement will serve as bridge financing until the Company completes the sale of its Houston headquarters building. Proceeds from the sale in excess of the amounts used to repay the term loan and any line of credit borrowings will be used to fund operations.

Based on the Company’s current financial position, its outlook for 2005, and additional cash that may be generated through a combination of sale(s) of certain real estate holdings and sales of investment securities, management believes it has sufficient resources to fund its operations through 2005 and into 2006; however, there can be no assurances that such transactions can be consummated in a timely manner or in amounts sufficient to fund any continuing operating deficits.

The Company’s future strategy is primarily dependent on its ability to sell its burn-in and test systems, including its newest generation of burn-in and test systems for medium and high power micrologic devices, the CRITERIA 20. As a result of the downturn of the semiconductor industry that began in 2001, target customers for the CRITERIA line have continued to delay capital expenditures for new capacity, and no sales have been made to date of the CRITERIA 20. In January 2005 the Company placed a Criteria 20 unit with a customer for evaluation; however there can be no assurance that the unit will meet the specific needs of the customer or that the customer will ultimately place an order.

The Company’s primary source of liquidity has been earnings accumulated prior to 2001. Additionally, in May 2003, the Company received an income tax refund of $3.7 million resulting from the carryback of its 2002 operating loss. In December 2004, the Company entered into a $2.9 million credit agreement with an asset-based lender and had borrowed $1 million under the facility at December 31, 2004. As of December 31, 2004, the Company’s working capital was $1.5 million, of which $1.6 million was cash and short-term investments. Changes in the Company’s financial condition and liquidity during the two year period ended December 31, 2004 are generally attributable to (1) operating losses sustained in each of the years, including the effects of significant research and development expenditures, (2) proceeds from a federal tax refund received in May 2003, (3) proceeds from the sale of a building in January 2003, (4) the acquisition of the Ezy-Load product line in 2003, and (5) borrowings under a credit agreement entered into in December 2004.

Net cash used by operating activities for the year ended December 31, 2004 was $3.8 million, compared to $1.8 million used by operations during 2003. In 2004, the primary items affecting operating cash flows were the net loss of $4.9 million, changes in working capital items that consumed $.5 million of cash offset by $1.7 million in non-cash expenses charged to operations. In 2003, the principal items affecting operating cash flow were the net loss of $6.5 million, offset by the tax refund received of $3.7 million, depreciation expense of $.8 million and the non-cash portion of the provision for impairment, restructuring and severance costs of $.4 million. For the year ended December 31, 2002, the principal items affecting operating cash flow were the net loss of $5.1 million, offset by depreciation expense of $1.1 million, the non-cash portion of the provision for impairment, restructuring and severance costs of $1.4 million and a decrease in accounts receivable of $0.4 million. Operating cash flow was also impacted by the increase in refundable income taxes of $3.3 million, which were not received until the second quarter of 2003.

Investing activities consumed $.1 million of cash in 2004, primarily from a partial installment payment made related to the Ezy-Load acquisition. Investing activities generated cash of $.1 million in 2003. In 2003, the sale of the Company’s former operating facility in Costa Rica generated cash of $.8 million, which was offset by expenditures associated with the acquisition of the Ezy-Load product line of $.5 million and capital expenditures for property and equipment of $.3 million. Net cash used in 2002 was primarily capital expenditures for property and equipment of $.6 million.

The Company’s Singapore subsidiary maintains a $0.5 million line of credit facility to support the subsidiary’s credit commitments. As of December 31, 2004, $0.1 million of the commitment was being utilized under letter of credit commitments in lieu of a deposit on the leased building.

CONTRACTUAL OBLIGATIONS

Presented in the table below are the contractual obligations of the Company as of December 31, 2004:

	Payment due by period (in thousands)
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Long-term Debt Obligations	$1,000	$14	$986	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	527	282	245	—	—
Purchase Obligations	111	111	—	—	—
Other	—	—	—	—	—

Total	$1,638	$407	$1,231	—	—

The long-term debt obligations are presented above based upon their stated maturity. The debt is classified as a current liability in the accompanying consolidated financial statements, since the debt agreement contains subjective acceleration clauses, i.e. provisions that allow the lender to accelerate the debt based upon conditions that are subjective in nature and not measurable or clearly defined.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Liquidity

The Company has sustained significant operating losses in each of the past four years. During this period, cash and equivalents have declined from $14.3 million to $1.6 million. Management has taken several steps during this period to adjust the Company’s cost structure and align it with the level of business activity while continuing to fund key research and development activities. In December 2004, the Company entered into a Credit Agreement with an asset-based lender that will provide up to $2.9 million in liquidity. At December 31, 2004, the Company had borrowed $1.0 million under this agreement. As previously discussed, the Company may generate additional liquidity in 2005 through sale(s) of certain real estate holdings and sales of investment securities. The inability to consummate the(se) real estate transaction(s) will limit the Company’s ability to fund current operations or the working capital and capital expenditure requirements associated with any significant increase in business activity, to fund research and development activities which are essential in developing new products and to service its obligations under its Credit Agreement.

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

Cyclical Nature of the Semiconductor Industry

The Company’s revenues, gross margins and net income depend significantly on capital equipment expenditures of manufacturers of IC’s and products utilizing ICs. The semiconductor industry is cyclical in nature and has experienced periodic downturns, which can have a severe effect on the demand for capital equipment. The current and prior semiconductor industry downturns, oversupply, and excess production capacity have adversely affected demand for products and services sold by the Company. The need to continue investment in research and development and maintain customer service and support capability may limit the Company’s ability to reduce expenses.

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

Intellectual Property

The Company attempts to protect its key intellectual property through patents, copyrights, trade secrets, trademarks, and other means. The Company believes however, that its success will depend to a greater extent upon innovation, technological expertise, service after the sale and customer relationships. There can be no assurances that the Company will be able to protect its proprietary rights or that competitors will not be able to develop similar or superior technology independently. No assurance can be given that the claims allowed on any patents held by the Company will be sufficiently broad to protect the Company’s technology. No assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company or that third parties’ patents will not adversely affect the Company.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

The Company does not engage in speculative transactions and does not use derivative instruments or engage in hedging activities. See the Notes to the Consolidated Financial Statements for a description of the Company’s accounting policies and other information related to these financial instruments. In the normal course of business the Company is exposed to market risks, including changes in interest rates, foreign currency exchange rates, and equity price changes that could impact the Company’s operating results. As of December 31, 2004 and 2003, fluctuations in exchange rates and equity price changes would not have significant material effect on the Company’s financial position or operating results. As a result of the Company entering into a credit agreement in December 2004, the Company is subject to interest rate risk. The sensitivity analyses below do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions management may take to mitigate the Company’s exposure to such changes.

Interest Rate Risk

The Company is exposed to interest rate risk due to the floating interest rate under its credit agreement. As of December 31, 2004 the Company had borrowings of $1 million under its credit agreement, with interest that floats with prime. A 1% increase in interest rates could result in a $10,000 annual increase in interest expense on the existing principal balance. The Company had no borrowings at December 31, 2003.

Equity Price Risk

The Company held marketable equity securities with aggregate fair market values of $200,000 and $231,000 at December 31, 2004 and 2003, respectively. In the event that the carrying value of the Company’s equity investment exceeds its fair market value, and the decline in value is determined to be other than temporary, the carrying value is reduced to its current fair market value. Had market prices of such securities declined 10%, the market values of these instruments would have decreased by $20,000 and $23,000 at December 31, 2004 and 2003, respectively.

Foreign Currency Risk

The Company has a subsidiary located in Singapore. The subsidiary’s functional currency and a significant portion of the assets, including cash investments, are denominated in U.S. dollars. During fiscal 2004, 100% of its Singapore subsidiary’s revenues and approximately 20% of its expenses were denominated in U.S. dollars. The balance of expenses were denominated in Singapore dollars. Historically, fluctuations in the Singapore dollar/U.S. dollar exchange rates have not had a material effect on the Company. The effects of foreign currency exchange rates were a loss of $23,000, a gain of $3,000 and a loss of $38,000 in fiscal 2004, 2003 and 2002, respectively.

Item 8.    Consolidated Financial Statements and Supplementary Data

All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Reliability Incorporated

We have audited the accompanying consolidated balance sheets of Reliability Incorporated as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index of page F-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliability Incorporated at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, the Company’s negative financial trends, including recurring losses from operations and negative cash flows from operating activities, raise substantial doubt about its ability to continue as a going concern. The 2004 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

Houston, Texas

March 8, 2005

RELIABILITY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

ASSETS

	December 31,
	2004	2003
Current assets:
Cash and cash equivalents	$1,617	$4,454
Accounts receivable	687	476
Inventories	547	772
Other current assets	214	156

Total current assets	3,065	5,858

Property, plant and equipment, at cost:
Machinery and equipment	14,041	14,062
Buildings and improvements	4,640	4,640
Land	230	230

	18,911	18,932
Less accumulated depreciation	15,715	14,915

	3,196	4,017

Investments	200	231
Goodwill	—	598
Assets held for sale	1,000	1,000

	$7,461	$11,704

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$99	$429
Accrued liabilities	506	458
Notes payable	1,000	—

Total current liabilities	1,605	887
Deferred tax liabilities	—	33
Commitments and contingencies
Stockholders’ equity:
Common stock, without par value; 20,000,000 shares authorized; 6,690,265 shares issued	9,721	9,721
Retained earnings (deficit)	(2,784)	2,129
Accumulated other comprehensive income	13	28
Less treasury stock, at cost, 354,300 shares	(1,094)	(1,094)

Total stockholders’ equity	5,856	10,784

	$7,461	$11,704

See accompanying notes.

RELIABILITY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Product sales	$1,574	$1,171	$2,805
Services	1,613	871	1,236

	3,187	2,042	4,041

Costs and expenses:
Cost of product sales	1,649	1,444	1,960
Cost of services	1,714	1,959	2,391
Marketing, general and administrative	3,346	3,510	4,357
Research and development	804	1,310	2,498
Provision for asset impairments, restructuring and severance costs	678	967	2,146

	8,191	9,190	13,352

Operating (loss) income	(5,004)	(7,148)	(9,311)
Interest income, net	17	57	132
Other income	55	430	339

(Loss) income before income taxes	(4,932)	(6,661)	(8,840)
Provision (benefit) for income taxes	(19)	(122)	(3,751)

Net (loss) income	$(4,913)	$(6,539)	$(5,089)

Earnings (loss) per share:
Basic	$(.78)	$(1.03)	$(.80)
Diluted	$(.78)	$(1.03)	$(.80)
Weighted average shares:
Basic	6,336	6,336	6,336
Diluted	6,336	6,336	6,336

See accompanying notes.

RELIABILITY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(4,913)	$(6,539)	$(5,089)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Depreciation	822	826	1,057
Provision (benefit) for deferred income taxes	(19)	(48)	91
Provision for inventory obsolescence	206	244	76
Provision for asset impairment, restructuring and severance costs	678	967	2,146
(Gain) on sale of assets held for sale	—	(155)	—
(Gain) on sale of investments	—	(30)	—
Write off deferred charges	—	103	—
Other	—	1	6
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(211)	(180)	421
Inventories	19	(66)	(85)
Refundable income taxes	—	3,677	(3,332)
Other current assets	(58)	(69)	98
Accounts payable	(330)	307	(74)
Accrued liabilities	48	(274)	(176)
Cash payments charged to impairment, shut-down and restructuring reserves	—	(530)	(730)

Total adjustments	1,155	4,773	(502)

Net cash provided (used) by operating activities	(3,758)	(1,766)	(5,591)

Cash flows from investing activities:
Acquisition of Ezy-Load product line	(75)	(514)	—
Expenditures for property and equipment	(6)	(267)	(637)
Proceeds from sale of investments	2	59	—
Proceeds from sale of equipment	—	—	12
Proceeds from sale of assets held for sale	—	825	—

Net cash provided (used) by investing activities	(79)	103	(625)

Cash flows from financing activities:
Proceeds from term loan	1,000	—	—

Net cash provided (used) by financing activities	1,000	—	—
Effect of exchange rate changes on cash	—	—	31

Net increase (decrease) in cash and cash equivalents	(2,837)	(1,663)	(6,185)

Cash and cash equivalents:
Beginning of year	4,454	6,117	12,302

End of year	$1,617	$4,454	$6,117

Supplemental cash flow information:
Non-cash investing activities:
Transfer of items from development unit (fixed assets) to production unit (inventory)	—	—	$441
Transfer of items from production unit (inventory) to development unit (fixed assets)	—	$300	—

See accompanying notes.

RELIABILITY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003 and 2002

(In thousands)

	Common Stock		Retained Earnings (Deficit)	Treasury Stock (at cost)		Accumulated Other Comprehensive Income (Loss)	Total Amount	Total Comprehensive Income (Loss)

	Shares	Amount		Shares	Amount
Balance at December 31, 2001	6,690	$9,614	$13,757	(354)	$(1,094)	$40	$22,317
Comprehensive (loss):
Net (loss)			(5,089)				(5,089)	$(5,089)
Unrealized net (losses) on marketable equity securities						(68)	(68)	(68)

Total comprehensive (loss)								$(5,157)

Balance at December 31, 2002	6,690	$9,614	$8,668	(354)	$(1,094)	$(28)	$17,160
Comprehensive (loss):
Net (loss)			(6,539)				(6,539)	$(6,539)
Realized net gains on marketable equity securities						(19)	(19)	(19)
Unrealized net gains on marketable equity securities						75	75	75

Total comprehensive (loss)								$(6,483)

Value of options issued in Ezy-Load acquisition		107					107

Balance at December 31, 2003	6,690	$9,721	$2,129	(354)	$(1,094)	$28	$10,784
Comprehensive (loss):
Net (loss)			(4,913)				(4,913)	$(4,913)
Unrealized net (losses) on marketable equity securities						(15)	(15)	(15)

Total comprehensive (loss)								$(4,928)

Balance at December 31, 2004	6,690	$9,721	$(2,784)	(354)	$(1,094)	$13	$5,856

See accompanying notes.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND LIQUIDITY

Reliability Incorporated (“Reliability” or the “Company”) is a United States based corporation with operations in the United States, Singapore and, until August 2002, Costa Rica. The Company is principally engaged in the design, manufacture, marketing and support of high performance equipment used to test and condition integrated circuits. The Company also designs, manufactures and markets a line of DC-DC power converters, operates a service facility in Singapore that conditions and tests integrated circuits as a service for others, and beginning in 2003, produces and markets a hydraulic lifting device for the automotive aftermarket. (See Note 13 which discusses the termination of the Asset Purchase Agreement for this hydraulic lift product)

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company’s business is largely dependent on the capital equipment expenditures of integrated circuit manufacturers and the overall demand for products utilizing integrated circuits. Beginning in 2001 the entire semiconductor industry experienced a sharp downturn that resulted in a significant decrease in demand for the Company’s products and services in all of its historical business segments. As a result, revenues in the three-year period from 2002 through 2004 of $9.3 million were less than 2001 revenues of $12.1 million. Other factors contributing to this decline include overcapacity in the markets the company serves, increased competition from foreign sources, reduced capital spending, significant reductions in burn-in times by some customers, a move away from conventional burn-in by a major customer, and the Company’s inability to generate sales for its newer products and services.

During the period from 2002-2004, the Company made several workforce reductions and restructured its operations in order to reduce its fixed operating costs. Despite these cost reduction actions, the Company incurred operating losses of $21.5 million, pre-tax losses of $20.4 million and consumed approximately $15.4 million of its cash reserves during this period. As a result of these continuing operating losses and decline in the Company’s cash position, substantial doubt is raised about the Company’s ability to continue as a going concern.

In order to generate funds for continued operations, the Company plans to sell its Houston headquarters building. As an interim step, to allow for an orderly sale of the building, the Company obtained bridge financing in December 2004 from an asset-based lender (see Note 3). The bridge financing facility will provide up to $2.9 million of liquidity, has an initial term of eighteen months, and may be renewed for an additional twelve-month period, subject to certain terms and conditions. At December 31, 2004 the Company had borrowed $1 million under this facility. Upon the sale of the Houston building, the Company must first repay the bridge loan, and any excess funds can be used to fund the Company’s operations. The Company is also attempting to sell an idle manufacturing facility in North Carolina. All proceeds from the sale of this facility can be used to fund the Company’s operations, since this facility is not pledged as collateral under the bridge financing facility. The Houston property has been on the market for over one year and the North Carolina property for in excess of five years. There can be no assurances that the Company can consummate a sale of either property in a timely manner or that the proceeds of any such sale(s), will be sufficient to fund any operating deficits incurred by the Company.

In addition to the aforementioned assets sales, Management will continue to review the prospects of returning its operating divisions to profitability and take steps to minimize the cash burn rate, while allocating sufficient resources to develop and market its products and services. The Company’s ability to continue as a going concern is dependent on its ability to sell the Houston building in a timely manner and to remain in

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

compliance with its lending agreement. Although no assurances can be given, the Company believes it has sufficient resources to fund its operations through 2005 and into 2006.

The Company’s future strategy is primarily dependent on its ability to sell its burn-in and test systems, including its newest generation of burn-in and test systems for medium and high power micrologic devices, the CRITERIA 20. As a result of the downturn of the semiconductor industry, target customers for the CRITERIA line have continued to delay capital expenditures for new capacity, and no sales have been made to date of the CRITERIA 20. While management believes that demand for the CRITERIA line will improve in 2005, no assurances can be made that market demand will return or that market acceptance can be achieved in that time frame.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Reliability Singapore Pte Ltd. for all years presented. Through August 2002, the accounts of the Company’s former Costa Rica subsidiary, RICR de Costa Rica, S.A., were also included. All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the years ended December 31, 2003 and 2002 were reclassified to conform to the presentation in 2004.

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

INVENTORIES

Inventories, at December 31, are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include:

	2004	2003
	(In thousands)
Raw materials	$113	$345
Work-in-progress	130	98
Finished goods	304	329

	$547	$772

Inventories are presented net of reserves for excess and obsolete inventories of $610,000 and $439,000 as of December 31, 2004 and 2003, respectively. The Company monitors its inventories to identify and write off or establish reserves for write-off of excess and obsolete inventories.

ACCOUNTS RECEIVABLE

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company does not require collateral for trade receivables, although the company will obtain a letter of credit on sales to certain foreign customers. Due to the Company’s historically low bad debt experience and an analysis of year end receivables, no provision for doubtful accounts was provided for at December 31, 2004 or 2003.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

Marketable equity securities are classified as available-for-sale and are carried at their fair value on the balance sheet, with unrealized gains and losses, net of applicable income taxes of $0 and $14,000 at December 31, 2004 and 2003, respectively, reported as a separate component of stockholders’ equity. Marketable equity securities are stated at market value, as determined by the most recently published trade price of the securities at the balance sheet date.

The following table summarizes the Company’s investments at December 31:

	2004	2003
	(In thousands)
Marketable equity securities, at cost	$187	$189
Unrealized net gains (losses) on marketable equity securities	13	42

	200	231
Amount classified as current	—	—

Amount classified as long-term	$200	$231

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

Due to the continued lack of sales of the Ezy-Load product, the Company considered it necessary to perform an impairment review of the associated goodwill during the third quarter of 2004. As a result of this review, an impairment charge of $673,000 was recorded.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

	2004	2003	2002
	(In thousands, except per share data)
Reported net income (loss)	$(4,913)	$(6,539)	$(5,089)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects (1)	(144)	(81)	(389)

Pro forma net income (loss)	$(5,057)	$(6,620)	$(5,478)

Net income (loss) per share, as reported:
Basic	$(.78)	$(1.03)	$(.80)

Diluted	$(.78)	$(1.03)	$(.80)

Pro forma net income (loss) per share, as if the fair value method had been applied to all awards:
Basic	$(.80)	$(1.04)	$(.86)

Diluted	$(.80)	$(1.04)	$(.86)

The pro forma disclosures above are not necessarily indicative of the effects of applying SFAS 123 in future years.

(1)	No tax benefits were attributed to SFAS No. 123 based compensation since the Company has provided substantially a full valuation allowance on its net tax deferred tax assets.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The fair value of options granted was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions.

	2004	2003	2002
Risk-free interest rate	4.22%	3.15%	2.89%
Expected lives (years)	5	5	5
Expected volatility	53%	146%	83%
Expected dividend yield	0%	0%	0%

To estimate expected lives of options for this valuation, it was assumed options would be exercised at varying schedules after becoming fully vested. All options are initially assumed to vest.

REVENUE RECOGNITION

Revenue is recognized when all four revenue recognition criteria have been met: persuasive evidence of an agreement exists: delivery has occurred or services have been rendered; seller’s price to buyer is fixed or determinable; and collectibility is reasonably assured. This policy results in revenue being recognized in various business segments as follows:

Testing Equipment—Revenue is recognized at the time of shipment for established products and upon customer acceptance for early models of new-generation products. New-generation products are considered to be established when three to five units have been successfully installed. The Company generally has post-shipment obligations for installation and training and defers a portion of the sale price for the estimated fair value of these services, which are typically performed within a week of delivery of the product. A provision for the estimated cost of warranty is recorded when revenue is recognized. Revenues from the sale of spare parts are recorded at the time of shipment.

Services—Revenue is recognized upon shipment of the processed parts to the customer.

Power Sources—Revenue is recognized upon shipment of the product.

Automotive—Revenue is recognized upon installation for units installed at our Houston facility or upon shipment for all other orders.

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

ADVERTISING COSTS

The Company expenses advertising costs as incurred. Advertising expense is recorded in marketing, general and administrative expenses. Advertising expense was $71,000 in 2004, $10,000 in 2003 and $7,000 in 2002.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

The Company sells its products and services to a limited number of customers (See Note 4). Accounts receivable from the Company’s largest customer were $250,000 at December 31, 2004.

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

The carrying value of debt is considered by Management to be a reasonable estimate of its fair value, due to the variable interest rates associated with the borrowings.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES

Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

INCOME TAXES

Deferred income taxes are provided under the liability method and reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company establishes valuation allowances when the realization of specific deferred tax assets is subject to significant uncertainty.

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

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs – An Amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, FAS 151 requires that allocation of fixed production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of FAS 151 will have a significant effect on its financial statements.

In November 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29” (“FAS 153”). The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not believe that the adoption of FAS 153 will have a significant effect on its financial statements.

In November 2004, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). The guidance should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The Company does not believe that the adoption of EITF 03-13 will have a significant effect on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock appreciation rights, SFAS No. 123R will require companies to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires the Company to adopt the new accounting provisions beginning in the first quarter of 2006 as the Company plans to file as a small business issuer beginning in 2005. The Company does not believe that adoption of this pronouncement will have a significant effect on its financial statements.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

2.    INCOME TAXES

The provision (benefit) for income taxes is based on income (loss) before income taxes, as follows:

Geographic Area	2004	2003	2002
	(In thousands)
United States	$(4,139)	$(4,812)	$(2,481)
Foreign	(816)	(1,881)	(6,331)
Eliminations	23	32	(28)

	$(4,932)	$(6,661)	$(8,840)

The components of the provision (benefit) for income taxes are as follows:

	Current	Deferred	Total
	(In thousands)
2004
Federal	$—	$(19)	$(19)
Foreign	—	—	—
State	—	—	—

	$—	$(19)	$(19)

2003
Federal	$(74)	$(48)	$(122)
Foreign	—	—	—
State	—	—	—

	$(74)	$(48)	$(122)

2002
Federal	$(3,852)	$91	$(3,761)
Foreign	—	—	—
State	10	—	10

	$(3,842)	$91	$(3,751)

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The differences between the effective tax rate reflected in the provision (benefit) for income taxes on income (loss) before income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% are analyzed below:

	2004	2003	2002
	(In thousands)
Provision (benefit) at statutory rate	$(1,677)	$(2,265)	$(3,006)
Foreign statutory rate differential—Singapore	114	226	285
Impact of Singapore rate reduction	86	—	—
Tax benefits on dissolution of Costa Rica subsidiary	—	—	(2,259)
Foreign losses for which a tax benefit is not available—Costa Rica	—	—	393
Reduction in liability for unremitted foreign earnings	—	(258)	—
Change in valuation allowance	1,510	2,212	1,029
Additional carrybacks of prior year losses	—	—	(197)
Correction of carryforward balances	(48)	—	—
Other	(4)	(37)	4

	$(19)	$(122)	$(3,751)

The significant components of the Company’s net deferred tax liabilities and assets at December 31, 2004 and 2003 (in thousands) were as follows:

	2004	2003
Deferred tax assets:
Inventory and asset impairment reserves	$673	$606
Accrued expenses not currently deductible	132	84
Net operating loss carryover—U.S.	2,651	1,560
Net operating loss carryover—Singapore	997	1,012
Capital loss carryover	296	287
Impairment charge	209	—

Total deferred tax assets	4,958	3,549
Valuation allowance	(4,921)	(3,411)

Net deferred tax assets	37	138

Deferred tax liabilities:
Depreciation	37	157
Tax on unrealized investment gains	—	14

Total deferred tax liabilities	37	171

Net deferred tax (assets) liabilities	$0	$33

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The valuation allowance for net deferred tax assets increased by $1,510,000 in 2004. The increase is the result of an increase in deductible temporary differences, primarily loss carryforwards. The Company has established valuation allowances related to certain tax benefits where management believes that the available evidence indicates that it is more likely than not that the Company will not realize the tax benefit. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

The tax benefit recognized in 2004 related to the reassessment of the impact of the reversal of certain temporary differences beyond the 20 year operating loss carryforward period. The tax benefit recognized in 2003 related to additional benefits received in connection with the carryback of the fiscal 2002 loss and an adjustment of certain deferred tax liabilities. There was no taxable income in the two-year carryback period to offset the operating losses generated in 2004 or 2003. In 2002 the Company recorded a tax benefit of $3.8 million and was able to carry back its operating loss and file a refund claim. The tax refund was received in May 2003.

At December 31, 2004, the Company had U.S. operating loss carryforwards of $7.8 million that expire through 2023. The Company’s Singapore subsidiary has an operating loss carryforward of $5.0 million that may be carried forward indefinitely. Due to the uncertainty of the realization of the domestic and foreign loss carryforwards, the Company has established a valuation allowance for the entire amount of the carryforward benefits.

The Company established valuation allowances of $296,000 and $287,000 as of December 31, 2004 and 2003, respectively, with respect to the capital loss carryover because realization is dependent upon the Company generating capital gain income within the carryforward period, and it is more likely than not that the Company will not generate capital gain income at levels necessary to absorb the loss. The capital loss carryovers will expire beginning in 2006.

As of December 31, 2002, the Company had provided $258,000 in deferred income taxes on undistributed earnings of $3.2 million of its Singapore subsidiary. During 2003, the Company determined that it was unlikely that these foreign earnings would be distributed in the foreseeable future, and reversed these previously accrued taxes. The reversal of these previously accrued taxes required a corresponding increase in the valuation allowance for deferred tax assets. Thus, there was no income effect of this reassessment regarding the distribution of foreign earnings. As of December 31, 2004, the Company had $2.1 million of accumulated foreign earnings which are considered permanently reinvested and for which no deferred taxes have been provided.

The Company made no cash payments for income taxes in 2004 or 2003 and made payments of $83,000 in 2002. The Company received tax refunds of $3,751,000 in 2003 and $619,000 in 2002.

3.    CREDIT AGREEMENTS

In December 2004, the Company entered into a credit agreement (the “Credit Agreement”) with an asset-based lender. The Credit Agreement consists of two components: a $1 million term loan (the “Term Loan”) and a $1.9 million revolving credit loan (the “Revolver”). Both the Term Loan and the Revolver have an initial term of eighteen months and are renewable, subject to the satisfaction of certain terms and conditions, for an additional twelve-month period. The Term Loan and the Revolver bear interest at 6% over the prime lending rate (11.25% at December 31, 2004), adjusted monthly, and the initial rate is the minimum rate that will be charged (“interest floor”).

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The Term Loan was funded at closing and requires monthly payments on a basis of a twenty-year amortization, with a balloon at maturity. The Company pledged substantially all of its domestic assets as security under the Credit Agreement. The Credit Agreement, notes for the Term Loan and Revolver and security agreements contain default provisions permitting the Lender to accelerate payment of the Loans, and prohibit the Company from paying dividends. The Company will use the proceeds of the Credit Agreement to fund its operations and expects to repay the borrowings from proceeds to be derived from the sale of real estate at its Houston headquarters complex.

Though the Term Loan has a stated maturity of July 2006, the outstanding balance at December 31, 2004 has been classified as a current liability, as the Credit Agreement contains provisions that permit the lender to accelerate the maturity of the debt based upon factors that are subjective in nature.

The Company’s Singapore subsidiary maintains an agreement with a Singapore bank that provides for a maximum credit of 900,000 Singapore Dollars (U.S. $550,000 at December 31, 2004) at the bank’s prime rate plus 2% (7% at December 31, 2004). The credit can be in the form of an overdraft facility (300,000 Singapore dollar sub-limit), banker’s guarantees or letters of credit. There were no balances outstanding at December 31, 2004, but amounts utilized under letter of credit commitments totaled $50,000. The facility is collateralized by substantially all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank, and continuation of the credit facility is at the discretion of the bank.

Interest income is presented net as follows:

	2004	2003	2002
	(In thousands)
Interest income	$21	$65	$142
Interest (expense)	(4)	(8)	(10)

Interest income, net	$17	$57	$132

4.    SEGMENT INFORMATION

The Company had four operating segments during 2004 and 2003 and three operating segments in 2002 based on the following product and service offerings: (1) the Testing Products segment, which designs, manufactures and markets equipment used in the testing and conditioning of integrated circuits by semiconductor manufacturers; (2) the Services segment, which operates a services facility in Singapore to condition and test integrated circuits as a service to others; (3) the Power Sources segment, which designs, manufactures and markets power sources, primarily a line of DC-DC power converters that convert direct current voltage into a higher or lower voltage; and (4) the Automotive segment, beginning in 2003, which produces and markets a lifting device for the automotive aftermarket. In January 2005 the Company announced that it was ceasing operations in the Automotive segment.

The Company evaluates performance and allocates resources based on operating income, which is defined as income before interest income, interest expense and income taxes.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Financial information by industry segment is as follows:

	2004	2003	2002
	(In thousands)
Revenues from external customers:
Testing Products	$535	$594	$2,253
Services	1,613	871	1,237
Power Sources	977	571	551
Automotive	62	6	—

Inter-segment revenues:
Testing Products	58	104	315
Services	—	—	—
Power Sources	—	—	—
Eliminations	(58)	(104)	(315)

	$3,187	$2,042	$4,041

Operating income (loss)
Testing Products	$(1,900)	$(2,876)	$(3,235)
Services	(395)	(1,428)	(1,850)
Power Sources	(161)	(916)	(1,369)
Automotive	(960)	(203)	—
Provision for impairments, severance, and restructuring of Automotive operations	(678)	—	—
Provision for impairments, severance, and restructuring of Power Sources operations	—	(63)	(200)
Provision for impairments, severance, and restructuring of Testing Products operations	—	(224)	(237)
Provision for impairments, severance, and restructuring of Services operations	—	—	(509)
Provision for impairment of corporate assets	—	(680)	(1,200)
General corporate expenses	(910)	(758)	(711)

	$(5,004)	$(7,148)	$(9,311)

Total assets:
Testing Products	$3,601	$4,187	$5,434
Services	1,210	1,539	1,927
Power Sources	427	402	266
Automotive	102	760	—
General corporate assets	2,121	4,816	10,481

	$7,461	$11,704	$18,108

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Financial information by industry segment is as follows—(continued):

	2004	2003	2002
	(In thousands)
Depreciation and amortization:
Testing Products	$392	$257	$263
Services	405	555	768
Power Sources	4	8	26
Automotive	21	6	—

	$822	$826	$1,057

Capital expenditures:
Testing Products	$6	$130	$210
Services	—	79	427
Power Sources	—	—	—
Automotive	—	58	—

	$6	$267	$637

General corporate assets consist of cash investments, assets held-for-sale and certain equity and debt investments that are not specifically identifiable to a segment.

The Company had export revenues from its United States operation to the following geographical areas:

	2004	2003	2002
	(In thousands)
Asia and Pacific	$35	$120	$1,326
Central and South America	18	43	30
Europe	425	284	259
North America and other	15	10	—

	$493	$457	$1,615

Export revenues from its United States operation are attributed to geographic areas based on delivery locations.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Financial information by geographic area is as follows:

	2004	2003	2002
	(In thousands)
Revenues from external customers:
United States	$1,333	$908	$2,202
Singapore	1,854	1,134	1,435
Costa Rica	—	—	404
Inter-geographic revenues:
United States	58	104	315
Singapore	—	—	118
Costa Rica	—	—	—
Eliminations	(58)	(104)	(433)

	$3,187	$2,042	$4,041

Property, plant and equipment, net:
United States	$2,825	$3,196	$3,024
Singapore	371	821	1,399

	$3,196	$4,017	$4,423

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

The Company’s revenues are concentrated in the semiconductor and electronics industries. However, the Company’s customers operate in diverse markets and geographic areas. Customers of the respective segments are indicated by an “X” in the table. Revenues from major customers, as a percent of total revenues are as follows:

	Total Revenues	Testing Products	Services
2004
Customer A	39%		X
Customer B	—	X
Customer C	—		X
2003
Customer A	24%		X
Customer B	28%	X
Customer C	—		X
2002
Customer A	11%		X
Customer B	49%	X
Customer C	11%		X

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

5.    STOCKHOLDERS’ EQUITY

STOCK OPTION PLAN

Under the Amended and Restated 1997 Stock Option Plan (“Option Plan”), 1,500,000 shares of common stock were made available for future grants. The Option Plan permits the granting of both incentive stock options and non-qualified options to directors, executive officers and other key employees of the Company and its subsidiaries. The term and vesting of each option is determined by the Board of Directors. The term of each incentive stock option may not exceed 10 years. The exercise price is the fair market value of the Company’s common stock on the date the option is granted. Incentive stock options generally vest in three installments beginning six months after the option award. The second and third installments generally vest on March 1, one and two years after the initial vesting date. Non-qualified options generally vest on the date granted, but may vest in one or more installments. All option awards encourage the recipients to own shares of common stock by requiring optionees to own shares of Company stock in order to avoid the forfeiture of certain of their unexercised options. The stock ownership inducements begin approximately two years after the option grant date and, in certain instances, increase in three to five annual increments. Unexercised options terminate in installments if the required number of shares of common stock is not owned on the specified date. The number of shares available for future grant was 359,000 at December 31, 2004.

A summary of the Option Plan activity is as follows:

	Options Activity	Weighted Average Exercise Price
Balance at December 31, 2001	1,075,000	$4.78
Options granted	15,000	1.10
Options expired or cancelled	(280,000)	9.16

Balance at December 31, 2002	810,000	3.19
Options granted	295,000	1.17
Options expired or cancelled	(266,000)	2.61

Balance at December 31, 2003	839,000	2.66
Options granted	142,000	0.66
Options expired or cancelled	(57,000)	2.50

Balance at December 31, 2004	924,000	$2.36

The weighted average fair values of options granted in 2004, 2003 and 2002 were $.44, $1.06 and $.74, per share, respectively.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The following table summarizes information about stock options outstanding and exercisable under the Option Plan at December 31, 2004:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life in Years	Outstanding Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Weighted Average Exercise Price
$0.64	127,000	9.8	$0.64	—	$—
0.82	15,000	9.5	0.82	—	—
1.17	205,000	8.6	1.17	97,000	1.17
1.10	15,000	8.0	1.10	10,000	1.10
2.55	182,000	7.0	2.55	182,000	2.55
2.57	87,000	4.9	2.57	87,000	2.57
4.88	87,000	4.2	4.88	87,000	4.88
$3.50	206,000	4.0	3.50	206,000	3.50

	924,000		$2.36	669,000	$2.92

As of December 31, 2003 and 2002, 531,000 and 558,000, respectively of the outstanding options were exercisable at a weighted average exercise price of $3.36 and $3.43, respectively.

In addition to the options outstanding under The Company’s Stock Option Plan, 100,000 options issued in connection with a business combination were outstanding at December 31, 2004. These options are exercisable at $1.50 per share and 50,000 options were exercisable at December 31, 2004. These options expire in July 2009.

6.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2004	2003	2002
	(In thousands, except per share data)
Net income (loss)	$(4,913)	$(6,539)	$(5,089)

Weighted average shares outstanding	6,336	6,336	6,336
Net effect of dilutive stock options based on the treasury stock method	—	—	—

Weighted average shares and assumed conversions	6,336	6,336	6,336

Earnings (loss) per share:
Basic	$(.78)	$(1.03)	$(.80)

Diluted	$(.78)	$(1.03)	$(.80)

Options to purchase 1,024,000, 939,000 and 810,000 shares of common stock of the Company were excluded from the computation of diluted earnings (loss) per share during 2004, 2003 and 2002, respectively, since inclusion of these options in the calculations would have been anti-dilutive.

7.    EMPLOYEE STOCK SAVINGS PLAN

The Company sponsors an Employee Stock Savings Plan (the “Plan”). The Plan allows eligible United States employees to contribute up to 100% of defined compensation to the Plan and to elect to have contributions

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

not be subject to Federal income taxes under Section 401(k) of the Internal Revenue Code. The Company matches employee contributions to the Plan at a rate equal to 50% of the employee’s contribution, but the Company’s matching contribution is limited to 2% of the employee’s defined compensation. The Company also makes a voluntary contribution of an amount equal to 1% of the defined compensation of all participants. The Company also contributes a profit sharing amount based on the consolidated profits of the Company. The maximum profit sharing contribution is 5% of compensation. The Company’s contributions for matching and voluntary contributions (there were no profit sharing contributions in 2004, 2003 or 2002) were $44,000 in 2004, $58,000 in 2003 and $103,000 in 2002. Employee contributions may be invested in Company stock or other investment options offered by the Plan. The Company’s contributions, both matching and profit sharing, are invested solely in Company stock, and vest with the employee over six years. The Plan allows employees who are over age 55 and 100% vested in their employer contribution accounts to begin diversifying out of amounts that have been invested in Company stock through Company contributions over a 10-year period, starting at 25% in the first year and progressively increasing to 100% diversification at year 10.

The Company registered and reserved 500,000 shares in 1992, and registered and reserved 500,000 additional shares in 2001, of common stock for sale to the Plan. The registration statements cover shares purchased both in the open market and from the Company. The Plan did not purchase any shares from the Company during the three-year period ending in 2004. The Plan purchased in the open market 36,000, 69,000 and 54,000 shares during 2004, 2003 and 2002 for an aggregate purchase price of $40,000, $82,000 and $135,000, respectively. At December 31, 2004, 345,000 reserved shares remain unissued under the 2001 registration statement.

8.    COMMITMENTS

The Company’s Singapore subsidiary leases manufacturing and office facilities under non-cancelable operating lease agreements expiring in 2006. Rental expense for 2004, 2003 and 2002 was $256,000, $324,000 and $318,000, respectively.

Future minimum rental payments under operating leases in effect are as follows:

December 31, 2004 (In thousands)
Year
2005	$282
2006	245

$527

9.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2004	2003
	(In Thousands)
Payroll	$232	$234
Leasehold reinstatement	50	50
Professional fees	156	91
Other	68	83

	$506	$458

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

10.    ASSET IMPAIRMENTS, RESTRUCTURING AND SEVERANCE COSTS

The Company recorded provisions for asset impairments, restructuring and severance costs as follows:

	2004	2003	2002
	(In thousands)
Write off of impaired goodwill	$673	$—	$—
Impairment of assets held for sale	—	335	750
Severance expenses	—	488	667
Write-off of investments	—	—	500
Impairment of long-lived assets	5	—	93
Impairment of inventory	—	144	—
Future lease payments	—	—	82
Other restructuring costs	—	—	54

	$678	$967	$2,146

Due to the continued lack of sales of the Ezy-Load product, the Company considered it necessary to perform an impairment review of the associated goodwill during the third quarter of 2004. As a result of this review, an impairment charge of $673,000 was recorded. In the fourth quarter of 2004, an impairment charge of $5,000 was recorded to reduce the carrying value of Ezy-Load demonstration equipment.

The Company shut down a Services facility in North Carolina in April 1998. The land and a building previously occupied by the Services operation are presented as assets held for sale in the accompanying consolidated balance sheet. Impairment charges of $700,000 in 2002 and $335,000 in 2003 were recorded to state the assets at the lower of carrying amount or fair value, less estimated cost to sell. The carrying amount of this property at December 31, 2004 is supported by a current appraisal. The assets held for sale have been actively marketed since 1998 at an asking price that is estimated to be a price that would be paid by an end user, although no assurances can be given that they will be sold during 2005.

Due to the continued reduced demand for the Company’s testing products and power sources, the Company reduced its Houston-based workforce by 25% in April 2003 and by 24% in October 2003. Severance costs of $488,000 were incurred as a result of these staff reductions.

In the fourth quarter of 2003 the Company conducted an impairment review of a Testing Products unit carried in work-in-process inventory. An impairment charge of $144,000 was recorded to write off the costs of certain components which may not be recoverable since the components may not be consistent with the exact performance characteristics of an ultimate customer. This unit has been transferred to demonstration equipment where its remaining costs are being depreciated over a 24-month period.

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

In July 2002, the Company’s Board of Directors approved a plan that restructured the Power Sources business segment. The restructuring resulted in the liquidation of the Company’s Costa Rica subsidiary and closing of its facility in Costa Rica effective August 31, 2002. The Company recorded a restructuring provision

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

totaling $200,000 in the quarter ended September 30, 2002. The provision included severance costs of $96,000 related to 39 employees who were terminated during the third quarter of 2002, $50,000 for asset impairment of the subsidiary’s plant and $54,000 for other costs associated with the restructuring. See also Note 11 which reports the sale of this facility in January 2003. The Company recorded a U.S. income tax benefit of $2.2 million in the last half of 2002 ($1.6 million in the third quarter and $0.6 million in the fourth quarter) as a result of the liquidation of the Costa Rican subsidiary. The Company received the tax refund related to the tax benefit in the second quarter of 2003.

The Company terminated 19 employees at its U.S. facility in the third quarter of 2002 and recorded severance costs totaling $233,000. The Company’s Singapore facility terminated 40 employees in the fourth quarter of 2002 and recorded severance costs of $186,000.

11.    OTHER INCOME

Other income consists of the following (in thousands):

	2004	2003	2002
Rental income	$55	$245	$339
Gain on sale of building	—	155	—
Gain on sale of investment securities	—	30	—

	$55	$430	$339

Rental income is attributable to the former North Carolina manufacturing facility and idle space at the Houston headquarters facility that was leased through August 2003. The building in Costa Rica where the Company’s Power Products Division formerly conducted manufacturing operations was sold in January 2003, with gross proceeds of $825,000, resulting in a gain of $155,000.

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

The purchase agreement called for contingent cash payments of $150,000 on the first and second anniversary dates of the purchase, if the Company elected to continue producing the product. In July 2004 the Company made a partial payment of $75,000, and reached an agreement with the seller to defer until January 29, 2005, the remaining $75,000 that was due in July 2004. The January 2005 payment is also contingent on the Company electing to continue to produce the product. The $75,000 payment was recorded as an addition to goodwill.

See also Note 13, which discusses the termination of the Ezy-Load Asset Purchase Agreement.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

13.    SUBSEQUENT EVENT

Effective January 29, 2005, the Company terminated the Asset Purchase Agreement with Futura International, Inc. (“Futura”) for the purchase of the Ezy-Load product line. The Company elected to terminate the agreement due to continued disappointing sales of the product and the amount of capital required to sustain the sales and marketing efforts. As a result of the termination, the Company will cease manufacturing and marketing the Ezy-Load product, except that any units on hand and any units in production (which may be completed) may be sold by the Company. With the exception of inventories, the Company will reconvey to Futura all assets previously acquired from Futura, consisting primarily of intellectual property rights. Upon reconveyance of the assets to Futura and payment of all royalties due through the termination date, the Company is relieved of all payment liabilities to Futura, including $225,000 of contingent purchase price payments scheduled for 2005 and future royalties.

14.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data are as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	(In thousands, except per share amounts)
2004
Net sales	$707		$839		$938		$703
Gross profit	(184)		52		58		(102	)(2)
Net income (loss)	(1,259)		(959)		(1,662	)(1)	(1,033)
Earnings (loss) per share:
Basic	(.20)		(.15)		(.26)		(.16	)(6)
Diluted	(.20)		(.15)		(.26)		(.16	)(6)
2003
Net sales	$428		$439		$478		$697
Gross profit	(321)		(380)		(431)		(229)
Net income (loss)	(1,449	)(3)	(1,709	)(4)	(1,520)		(1,861	)(5)
Earnings (loss) per share:
Basic	(.23)		(.27)		(.24)		(.29)
Diluted	(.23)		(.27)		(.24)		(.29)

(1)	Includes $673 goodwill impairment charge.

(2)	Includes $52 impairment charge for inventory.

(3)	Includes $155 gain on sale of building.

(4)	Includes severance charges of $237 and gain on sale of securities of $30.

(5)	Includes $251 for severance, $335 for impairment of the former North Carolina facility held for sale and $144 for impairment of work-in-process inventory.

(6)	The sum of the quarterly earnings per share does not equal earnings per share for the annual period, as each amount is computed independently, resulting in rounding differences.

RELIABILITY INCORPORATED

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended December 31, 2004, 2003 and 2002

(In thousands)

	2004	2003	2002
Reserves for obsolete and excess inventory:
Reserves at beginning of year	$439	$280	$303
Additions charged to costs and expenses	206	244	77
Amounts charged to reserve	(35)	(85)	(100)

Reserves at end of year	$610	$439	$280

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

Internal Control over Financial Reporting. During the fourth quarter of fiscal 2004, the Company has not made any change to its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The Company has a code of conduct that applies to all directors, officers and employees, including its principal executive officer and principal financial officer (who is also its principal accounting officer). A copy of the Company’s code of conduct is available on the Company’s website at http://www.relinc.com. The Company intends to post on its website any amendments to, or waivers from its code of conduct promptly following any such amendment or waiver.

Apart from certain information concerning the Company’s executive officers, which is set forth in Part I of this report, the other information required by this Item 10 is incorporated by reference from the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2004.

Item 11.    Executive Compensation.

The information required by Item 11 is incorporated by reference from the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2004.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference from the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2004.

Item 13.    Certain Relationships and Related Transactions.

Not applicable.

Item 14.    Principal Accountant’s Fees and Services

The information required by Item 14 is incorporated by reference from the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2004.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following financial statements are filed as part of this report:

1.	Consolidated Financial Statements: Listed in the Index to Financial Statements provided in response to Item 7 hereof (see p. F-1 for Index)

2.

Financial Statement Schedule. Listed in the Index to Financial Statements provided in response to Item 8 hereof (see p. F-1 for Index)

Financial Statement schedules are omitted because they are inapplicable or the required information is shown in the financial statements or noted therein.

(b) The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation (with amendment). Reference is made to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

4.1	Loan Agreement with Briar Capital, L.P. Reference is made to Exhibit 10.1 of the Company’s Form 8-K, filed on December 20, 2004.

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm, dated March 28, 2005, related to Employee Stock Savings Plan and Trust and Stock Option Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c) Reports on Form 8-K during the last quarter of the fiscal year covered by this report:

Form 8-K filed October 28, 2004 announcing third quarter operating results and a material impairment of goodwill.

Form 8-K filed December 20, 2004 announcing the Company had entered into a Credit Agreement with Briar Capital, L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or (15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 30, 2005

RELIABILITY INCORPORATED (Registrant)

BY	/s/ CARL V. SCHMIDT
Carl V. Schmidt, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE: March 30, 2005

BY	/s/ LARRY EDWARDS
Larry Edwards, Chairman of the Board of Directors, President and Chief Executive Officer

DATE: March 30, 2005

BY	/s/ CARL V. SCHMIDT
Carl V. Schmidt, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ LARRY EDWARDS Larry Edwards, Director	DATE: March 30, 2005

/s/ THOMAS L. LANGFORD Thomas L. Langford, Director	DATE: March 30, 2005

/s/ PHILIP UHRHAN Philip Uhrhan, Director	DATE: March 30, 2005

/s/ C. LEE COOKE JR. C. Lee Cooke, Jr., Director	DATE: March 30, 2005

RELIABILITY INCORPORATED

INDEX TO EXHIBITS

Exhibit Number	Description

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm, dated March 28, 2005, related to Employee Stock Savings Plan and Trust and Stock Option Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.