Form 10QSB
period 2005-03-31
RELIABILITY INC
filed 2005-05-05
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 0-7092

RELIABILITY INCORPORATED

(Name of small business issuer in its charter)

TEXAS	75-0868913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16400 Park Row Post Office Box 218370 Houston, Texas	77218-8370
(Address of principal executive offices)	(Zip Code)

(281) 492-0550

(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    YES  ☒    NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,335,965 shares of Common Stock, no par value as of May 2, 2005.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

RELIABILITY INCORPORATED

FORM 10-QSB

March 31, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$908
Accounts receivable	599
Inventories	507
Prepaid expenses	148
Other current assets	43

Total current assets	2,205

Property, plant and equipment, at cost:
Machinery and equipment	13,991
Buildings and improvements	4,599
Land	230

18,820
Less accumulated depreciation	15,823

2,997

Investments	182
Assets held for sale	1,000

$6,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$125
Accrued liabilities	521
Notes payable	998

Total current liabilities	1,644

Stockholders’ equity:
Common stock, without par value; 20,000,000 shares authorized; 6,690,265 shares issued	9,721
Accumulated deficit	(3,882)
Accumulated other comprehensive income (loss)	(5)
Less treasury stock at cost, 354,300 shares	(1,094)

Total stockholders’ equity	4,740

$6,384

See accompanying notes.

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Revenues:
Product sales	$321	$333
Services	337	364

	658	697

Costs and expenses:
Cost of product sales	343	361
Cost of services	354	494
Marketing, general and administrative	740	786
Research and development	291	150

	1,728	1,791

Operating loss	(1,070)	(1,094)
Interest expense	41	—
Interest income	4	6
Other income	30	12

Loss from continuing operations	(1,077)	(1,076)

Loss from discontinued operations	(21)	(183)

Net loss	$(1,098)	$(1,259)

Basic and diluted loss per share:
Continuing operations	$(.17)	$(.17)
Discontinued operations	—	(.03)

Net loss	$(.17)	$(.20)

Weighted average shares:
Basic	6,336	6,336

Diluted	6,336	6,336

See accompanying notes.

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,098)	$(1,259)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	159	218
Provision for inventory obsolescence	36	26
Write off leasehold improvements	17	—
Changes in operating assets and liabilities:
Accounts receivable	85	(207)
Inventories	(11)	(18)
Prepaid expenses	66	31
Accounts payable	26	(236)
Accrued liabilities	15	123

Total adjustments	393	(63)

Net cash used by operating activities	(705)	(1,322)

Cash flows from investing activities:
Expenditures for property and equipment	(2)	(5)

Net cash provided (used) by investing activities	(2)	(5)

Cash flows from financing activities:
Principal payments on notes payable	(2)	—

Net cash provided (used) by financing activities	(2)	—

Net decrease in cash	(709)	(1,327)

Cash and cash equivalents:
Beginning of period	1,617	4,454

End of period	$908	$3,127

See accompanying notes.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The consolidated financial statements include the financial transactions and accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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

Income Taxes

Deferred income taxes are provided under the liability method and reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. The Company establishes valuation allowances when the realization of specific deferred tax assets are subject to significant uncertainty. The Company recorded no tax benefits on its operating losses, as the losses will have to be carried forward and realization of any benefit is uncertain.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include (in thousands):

March 31, 2005
Raw materials	$114
Work-in-progress	75
Finished goods	318

$507

Inventories are presented net of reserves for excess and obsolete inventories of $556,000.

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

Marketable equity securities are classified as available-for-sale and are carried at their fair value on the balance sheet, with unrealized gains and losses reported as a separate component of stockholders’ equity. Marketable equity securities are stated at market value, as determined by the most recently published trade price of the securities at the balance sheet date.

The following table summarizes the Company’s investment in securities (in thousands) at March 31, 2005:

Marketable equity securities, at cost	$187
Unrealized net gains (losses) on marketable securities	(5)

$182
Amount classified as current	—

Amount classified as long-term	$182

Earnings per Share

Basic and diluted earnings per share are computed based on 6,335,965 shares outstanding, since the effect of including the impact of the assumed exercise of outstanding stock options is anti-dilutive.

Reclassifications

Certain reclassifications have been made in prior years’ financial statements to conform to classifications used in the current year.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

2. LIQUIDITY

The Company’s business is largely dependent on the capital equipment expenditures of integrated circuit manufacturers and the overall demand for products utilizing integrated circuits. Beginning in 2001 the entire semiconductor industry experienced a sharp downturn that resulted in a significant decrease in demand for the Company’s products and services. As a result, revenues in the three-year period from 2002 through 2004 of $9.3 million were less than 2001 revenues of $12.1 million. Other factors contributing to this decline include overcapacity in the markets the Company serves, increased competition from foreign sources, reduced capital spending, significant reductions in burn-in times by some customers, a move away from conventional burn-in by a major customer, and the Company’s inability to generate sales for its newer products and services.

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

In order to generate funds for continued operations, the Company plans to sell its Houston headquarters building. As an interim step, to allow for an orderly sale of the building, the Company obtained bridge financing in December 2004 from an asset-based lender. The bridge financing facility will provide up to $2.9 million of liquidity, has an initial term of eighteen months, and may be renewed for an additional twelve-month period, subject to certain terms and conditions. At March 31, 2005, the Company had borrowed $1 million under this facility. Upon the sale of the Houston building, the Company must first repay the bridge loan, and any excess funds can be used to fund the Company’s operations. The Company is also attempting to sell an idle manufacturing facility in North Carolina. All proceeds from the sale of this facility can be used to fund the Company’s operations, since this facility is not pledged as collateral under the bridge financing facility. The Houston property has been on the market for over one year and the North Carolina property for in excess of five years. There can be no assurances that the Company can consummate a sale of either property in a timely manner or that the proceeds of any such sale(s) will be sufficient to fund any future operating deficits incurred by the Company. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

3. SEGMENT INFORMATION

The following table presents reportable segment information (in thousands) for the periods indicated:

	Three Months Ended March 31,
	2005	2004
Revenues from external customers:
Testing Products	$103	$130
Services	336	363
Power Sources	219	204

Intersegment revenues:
Testing Products	5	32
Services	—	—
Power Sources	—	—
Eliminations	(5)	(32)

	$658	$697

Operating loss:
Testing Products	$(638)	$(512)
Services	(94)	(221)
Power Sources	(129)	(58)
General corporate expenses	(209)	(303)

Operating loss	$(1,070)	$(1,094)

Total assets by reportable segment as of the dates indicated are as follows (in thousands):

March 31, 2005
Testing Products	$3,017
Services	939
Power Sources	392
General corporate assets	2,036

$6,384

For the periods indicated above, there were no material changes in the accounting policies and procedures used to determine segment income or loss. It should be noted, however, that due to the closure of the Automotive segment in January 2005, corporate allocations to the remaining operating segments increased. In the 2004 period, $80,000 of corporate overhead was allocated to the Automotive segment.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

4. COMPREHENSIVE LOSS

The only difference between the total comprehensive loss and the net loss reported on the Consolidated Statements of Operations arises from unrealized gains and losses on available-for-sale securities. The Company’s total comprehensive loss (in thousands) for the periods indicated, is as follows:

	Three Months Ended March 31,
	2004	2003
Net loss	$(1,098)	$(1,259)
Unrealized net gains (losses) on marketable equity securities	(18)	1

Total comprehensive loss	$(1,116)	$(1,258)

5. OTHER INCOME

Other income includes rental income on idle real estate.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

6. STOCK OPTION PLAN

The Company has a stock option plan that provides for the grant of options to employees and directors of the Company. The term and vesting of each option is determined by the Board of Directors. The Company accounts for stock options using the intrinsic value based method prescribed by APB 25. Had the Company elected to account for stock options using the fair value method described in SFAS No. 123, the Company’s reported net loss would have increased to the amounts shown below (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Reported net loss	$(1,098)	$(1,259)

Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(30)	(46)

Pro forma net loss	$(1,128)	$(1,305)

Basic and Diluted loss per share, as reported:

Continuing operations	$(.17)	$(.17)

Discontinued operations	—	(.03)

Net Loss	$(.17)	$(.20)

Pro forma Basic and Diluted loss per share, as if the fair value method had been applied to all awards:

Continuing operations	$(.18)	$(.18)

Discontinued operations	—	(.03)

Net loss	$(.18)	$(.21)

The pro forma disclosures above are not necessarily indicative of the effects of applying SFAS 123 in future periods.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

7. DISCONTINUED OPERATIONS—AUTOMOTIVE DIVISION

Effective January 29, 2005, the Company terminated the Asset Purchase Agreement between the Company and Futura International, Inc. (“Futura”) for the purchase of the Ezy-Load product line. The Company elected to terminate the agreement due to continued disappointing sales of the product and the amount of capital required to sustain the sales and marketing efforts. As a result of the termination, the Company ceased manufacturing and marketing the Ezy-Load product, except that thirteen units on hand as of the termination date may be sold by the Company. With the exception of inventories, the Company reconveyed to Futura all assets previously acquired from Futura, consisting primarily of intellectual property rights. The Company is relieved of all payment liabilities to Futura, including $225,000 of contingent purchase price payments scheduled for 2005 and future royalties.

Results of operations for the former Ezy-Load segment are reported as discontinued operations in the accompanying Statements of Operations for each period presented. Net sales and the loss from discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Product Sales	$12	$9

Loss from discontinued operations	$(21)	$(183)

Included in Other Current Assets at March 31, 2005 are the following items that are associated with the former Ezy-Load operations (in thousands):

Vehicles	$25
Inventories	15
Accounts receivable	3

$43

It is anticipated that the assets listed in the table above will be liquidated in the second fiscal quarter of 2005.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

March 31, 2005

Item 2. Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis or Plan of Operation and other parts of this report contain forward-looking statements that involve risks and uncertainties, as well as current expectations and assumptions. From time to time, the Company may publish forward-looking statements, including those that are contained in this report, relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, its ability to maintain sufficient working capital, adverse changes in the global economy, sudden decreases in the demand for electronic products and semiconductors, market acceptance of the Company’s products and services, the impact of competition, delays in product development schedules, delays due to technical difficulties related to developing and implementing technology, delays in delivery schedules, the ability to attract and maintain sufficient levels of people with specific technical talents, future results related to investments and acquisitions and changes in demand for the Company’s products and services and the Company’s customers’ products and services. The Company’s actual results could differ materially from those anticipated in these forward-looking statements, including those set forth elsewhere in this report. The Company assumes no obligation to update any such forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND COMMENTS RELATED TO OPERATIONS

The Company has defined a critical accounting policy as one that is both important to the portrayal of the Company’s financial condition and results of operations and requires the management of the Company to make difficult, subjective or complex judgments. Estimates and assumptions about future events and their effects cannot be perceived with certainty. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. There have been no material changes or developments in the Company’s evaluation of the accounting estimates and the underlying assumptions or methodologies that it believes to be Critical Accounting Policies and Estimates as disclosed in its Form 10-K for the year ended December 31, 2004.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

March 31, 2005

Management’s Discussion included in the Form 10-K for the year ended December 31, 2004 includes discussion of various factors related to the decline in the Company’s revenues and items related to the Company’s results of operations, liquidity and markets. There have been no significant changes in most of the factors discussed in the Form 10-K and many of the items discussed in the Form 10-K are relevant to 2005 operations; thus the reader of this report should read Management’s Discussion included in Form 10-K for the year ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s business is largely dependent on the capital equipment expenditures of integrated circuit manufacturers and the overall demand for products utilizing integrated circuits. Beginning in 2001 the entire semiconductor industry experienced a sharp downturn that resulted in a significant decrease in demand for the Company’s products and services. As a result, revenues in the three-year period from 2002 through 2004 of $9.3 million were less than 2001 revenues of $12.1 million. Other factors contributing to this decline include overcapacity in the markets the Company serves, increased competition from foreign sources, reduced capital spending, significant reductions in burn-in times by some customers, a move away from conventional burn-in by a major customer, and the Company’s inability to generate sales for its newer products and services.

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

In order to generate funds for continued operations, the Company plans to sell its Houston headquarters building. As an interim step, to allow for an orderly sale of the building, the Company obtained bridge financing in December 2004 from an asset-based lender. The bridge financing facility will provide up to $2.9 million of liquidity, has an initial term of eighteen months, and may be renewed for an additional twelve-month period, subject to certain terms and conditions. At March 31, 2005, the Company had borrowed $1 million under this facility. Upon the sale of the Houston building, the Company must first repay the bridge loan, and any excess funds can be used to fund the Company’s operations. The Company is also attempting to sell an idle manufacturing facility in North Carolina. All proceeds from the sale of this facility can be used to fund the Company’s operations, since this facility is not pledged as collateral under the bridge financing facility. The Houston property has been on the market for over one year and the North Carolina property for in excess of five years. There can be no assurances that the Company can consummate a sale of either property in a timely manner or that the proceeds of any such sale(s), will be sufficient to fund any future operating deficits incurred by the Company.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

March 31, 2005

Net cash used by operating activities for the three months ended March 31, 2005 was $705,000, compared to $1,322,000 used by operations in the comparable quarter of 2004. The principal items comprising the difference were: a lower net loss of $161,000; $292,000 related to the timing of collections of accounts receivable and $192,000 related to the timing of the payment of property taxes.

Net cash used by financing and investing activities was not material in either period.

RESULTS OF OPERATIONS

Three months ended March 31, 2005 compared to three months ended March 31, 2004.

Revenues

Revenues in the first quarter of 2005 were $658,000, compared to $697,000 in the comparable period of 2004. A revenue increase of 7% in the Power Sources segment was offset by decreases of 21% and 7% in the Equipment and Services segments, respectively.

Revenues in the Testing Products segment were $103,000 in the first quarter of 2005, compared to $130,000 in the 2004 period. The decrease is attributable to a $63,000 decline in spare parts sales in the Asian market, partially offset by an increase in domestic parts and tooling sales.

Revenues in the Services segment were $336,000, compared to $364,000 in the prior year. A $37,000 decrease in sales of burn-in boards in 2005 was partially offset by a $9,000 increase in revenues from burn-in and test services.

Revenues in the Power Sources segment were $219,000, compared to $204,000 in the prior year. The increase is the result of a 41% increase in average selling prices, partially offset by a 26% decrease in units shipped. The increase in average selling prices is due to a change in product mix, as sales in 2005 included more higher output devices.

Gross Profit

The gross margin deficit decreased from $(158,000) for the quarter ended March 31, 2004 to $(40,000) in the quarter ended March 31, 2005. Gross margin by industry segment for the periods is presented below (in thousands):

	Three Months Ended March 31,
	2005	2004
Testing Products	$(48)	$(91)
Services	(17)	(132)
Power Services	25	65

Total	$(40)	$(158)

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

March 31, 2005

The margin improvement in the Testing Equipment segment resulted primarily from a $58,000 reduction in engineering charges for the modification of developed products. In 2005, these engineering resources were devoted to research and development projects.

The improvement in the Services segment resulted from a $51,000 decrease in depreciation, as many of the division’s assets reached the end of their assigned depreciable life; a decrease in repairs and maintenance charges of $50,000, resulting from charges incurred in the prior year for the repair of test equipment and costs associated with relocating equipment from leased space that was vacated, and a decrease in utilities costs of $8,000, as the Division reduced the amount of leased space it occupied.

The decrease in gross margin in the Power Sources segment resulted primarily from an increase in scrap and standard cost variances of $20,000 due to re-work costs associated with a job for which the Company received a sub-assembly that was not in accordance with specifications and a quantity discount allowed for the order; a $6,000 increase in inbound freight; a $5,000 increase in engineering charges for the modification of developed products; and a $5,000 increase in charges for manufacturing supplies.

Marketing, General and Administrative

Marketing, general and administrative expenses decreased from $786,000 in the quarter ended March 31, 2004 to $740,000 in the 2005 period. This reduction is primarily due to attrition in one Corporate administrative position and the timing of expenses associated with production of shareholder reports.

Research and Development

Research and development costs were $291,000 in the quarter ended March 31, 2005, compared to $150,000 in the comparable period in 2004. As was previously discussed, $58,000 of the increase relates to engineering activities in 2004 that were charged to cost of sales rather than research and development, as they related to enhancements to existing products. The remainder of the increase relates to charges incurred in 2005, primarily for materials, for further development of the Criteria-20 that is under evaluation by a potential customer.

Interest Expense

Interest expense consists of $29,000 for borrowings under the Company’s term loan agreement, along with $12,000 of amortization charges for deferred loan costs.

Other Income

The increase in other income is due to an increase in rental charges for the idle North Carolina property.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

March 31, 2005

Item 3. Controls and Procedures.

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

RELIABILITY INCORPORATED

OTHER INFORMATION

PART II - OTHER INFORMATION

March 31, 2005

Items 1 through 5 are not applicable and have been omitted.

Item 6. Exhibits and Reports on Form 8-K:

(a) The following exhibits are filed as part of this report:

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on form 8-K.

Current report on Form 8-K filed on January 31, 2005, pursuant to Items 1.02 and 7.01.

Current report on Form 8-K filed on February 22, 2005, pursuant to Items 3.01 and 9.01.

Current report on Form 8-K filed on March 30, 2005, pursuant to Items 2.02 and 9.01.

RELIABILITY INCORPORATED

SIGNATURES

March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED (Registrant)

May 5, 2005	/s/ Larry Edwards
Larry Edwards
President and Chief Executive Officer

May 5, 2005	/s/ Carl V. Schmidt
Carl V. Schmidt
Chief Financial Officer