Form 10QSB
period 2005-06-30
RELIABILITY INC
filed 2005-08-15
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    YES  ☒    NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,335,965 shares of Common Stock, no par value as of August 5, 2005.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

RELIABILITY INCORPORATED

FORM 10-QSB

June 30, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INCORPORATED

CONSOLIDATED BALANCE SHEET

(In thousands)

June 30, 2005
ASSETS

Current assets:
Cash and cash equivalents	$843
Accounts receivable	610
Inventories	350
Prepaid expenses	94
Other current assets	3

Total current assets	1,900

Property, plant and equipment, at cost:
Machinery and equipment	13,641
Buildings and improvements	4,599
Land	230

18,470
Less accumulated depreciation	15,691

2,779

Investments	183
Assets held for sale	1,000

$5,862

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	227
Accrued liabilities	589
Notes payable	1,445

Total current liabilities	2,261

Stockholders’ equity:
Common stock, without par value; 20,000,000 shares authorized; 6,690,265 shares issued	9,721
Accumulated deficit	(5,059)
Accumulated other comprehensive income (loss)	33
Less treasury stock at cost, 354,300 shares	(1,094)

Total stockholders’ equity	3,601

$5,862

See accompanying notes.

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Six Months Ended June 30,
	2005	2004
Revenues
Product sales	$681	$770
Services	696	754

	1,377	1,524

Costs and expenses:
Cost of product sales	892	687
Cost of services	706	910
Marketing, general and administrative	1,391	1,498
Research and development	573	331

	3,562	3,426

Operating loss	(2,185)	(1,902)
Interest expense	86	—
Interest income	8	11
Other income - net	9	25

Loss from continuing operations	(2,254)	(1,866)
Loss from discontinued operations	(21)	(351)

Net loss	$(2,275)	$(2,217)

Basic and diluted loss per share:
Continuing operations	$(.36)	$(.29)

Discontinued operations	—	(.06)

Net loss	$(.36)	$(.35)

Weighted average shares:
Basic	6,336	6,336

Diluted	6,336	6,336

See accompanying notes.

RELIABILITY INCORPORATED

UNAUDITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Three Months Ended June 30,
	2005	2004
Revenues:
Product sales	$360	$437
Services	359	390

	719	827
Costs and expenses:
Cost of product sales	549	326
Cost of services	352	416
Marketing, general and administrative	651	712
Research and development	282	181

	1,834	1,635

Operating loss	(1,115)	(808)
Interest expense	45	—
Interest income	4	6
Other income (expense) - net	(21)	12

Loss from continuing operations	(1,177)	(790)
Loss from discontinued operations	—	(169)

Net loss	$(1,177)	$(959)

Basic and diluted loss per share:
Continuing operations	$(.19)	$(.12)
Discontinued operations	—	$(.03)

Net loss	$(.19)	$(.15)

Weighted average shares:
Basic	6,336	6,336

Diluted	6,336	6,336

See accompanying notes.

RELIABILITY INCORPORATED

UNAUDITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,275)	$(2,217)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	298	423
Provision for inventory obsolescence	159	68
Impairment of equipment	81	—
Provision for uncollectible accounts	2	—
Write off leasehold improvements	17	—
Write down equity investments	37	—
Gain on sale of equipment	(9)	—
Changes in operating assets and liabilities:
Accounts receivable	72	20
Inventories	38	(44)
Prepaid expenses	120	73
Accounts payable	128	(235)
Accrued liabilities	83	104

Total adjustments	1,026	409

Net cash used by operating activities	(1,249)	(1,808)

Cash flows from investing activities:
Proceeds from sale of equipment	32	—
Expenditures for property and equipment	(2)	(9)

Net cash provided (used) by investing activities	30	(9)

Cash flows from financing activities:
Borrowings under line of credit	450	—
Principal payments on notes payable	(5)	—

Net cash provided (used) by financing activities	445	—

Net decrease in cash	(774)	(1,817)

Cash and cash equivalents:
Beginning of period	1,617	4,454

End of period	$843	$2,637

See accompanying notes.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

June 30, 2005

Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include (in thousands):

June 30, 2005
Raw materials	$210
Work-in-progress	90
Finished goods	50

$350

Inventories are presented net of reserves for excess and obsolete inventories of $725,000. In previous periods, 100% of the inventory reserves were applied to raw materials. In the table above, $482,000 of the reserve was offset against raw materials and $243,000 applied to finished goods.

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

During the quarter ended June 30, 2005, the Company recorded a charge of $37,000 to reflect a decline in the fair value of securities that was deemed to be other-than-temporary.

The following table summarizes the Company’s investment in securities (in thousands) at June 30, 2005:

Marketable equity securities, at cost	$150
Unrealized net gains (losses) on marketable securities	33

$183
Amount classified as current	—

Amount classified as long-term	$183

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

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

2. LIQUIDITY

The Company’s business is largely dependent on the capital equipment expenditures of integrated circuit manufacturers and the overall demand for products utilizing integrated circuits. Beginning in 2001, the entire semiconductor industry experienced a sharp downturn that resulted in a significant decrease in demand for the Company’s products and services. As a result, revenues in the three-year period from 2002 through 2004 of $9.3 million were less than 2001 revenues of $12.1 million. Other factors contributing to this decline include overcapacity in the markets the Company serves, increased competition from foreign sources, reduced capital spending, significant reductions in burn-in times by some customers, a move away from conventional burn-in by a major customer, and the Company’s inability to generate sales for its newer products and services.

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

In order to generate funds for continued operations, the Company is attempting to sell its Houston headquarters building. As an interim step, to allow for an orderly sale of the building, the Company obtained bridge financing in December 2004 from an asset-based lender. The financing facility will provide up to $2.9 million of liquidity, has an initial term of eighteen months, and may be renewed for an additional twelve-month period, subject to certain terms and conditions. At June 30, 2005, the Company had $1.45 million of remaining availability under this facility. Upon the sale of the Houston building, the Company must first repay the bridge loan, and any excess funds can be used to fund the Company’s operations. The Company is also attempting to sell an idle manufacturing facility in North Carolina. All proceeds from the sale of this facility can be used to fund the Company’s operations, since this facility is not pledged as collateral under the financing facility.

At its present cash burn rate, in early 2006 the Company will exhaust its cash resources and have no remaining availability under its debt agreement. In order to continue operations beyond that point, the Company must generate cash proceeds from asset sales, the sale of a business line, the issuance of additional debt or equity instruments, or enter into a business combination. There can be no assurances that the Company can consummate any such transactions, or that the proceeds from such transactions will be sufficient to enable the Company to continue operations through the end of 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004 and Note 9 to this Form 10-QSB.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

3. SEGMENT INFORMATION

The following table presents reportable segment information (in thousands) for the periods indicated:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Revenues from external customers:
Testing Products	$304	$309	$201	$179
Services	696	754	359	390
Power Sources	377	461	159	258
Intersegment revenues:
Testing Products	10	41	5	9
Services	6	4	6	—
Power Sources	—	—	—	—
Eliminations	(16)	(45)	(11)	(9)

	$1,377	$1,524	$719	$827

Operating loss:
Testing Products	$(1,407)	$(955)	$(769)	$(443)
Services	(148)	(329)	(54)	(108)
Power Sources	(298)	(73)	(170)	(15)
General corporate expenses	(332)	(545)	(122)	(242)

Operating loss	$(2,185)	$(1,902)	$(1,115)	$(808)

Total assets by reportable segment as of the dates indicated are as follows (in thousands):

June 30, 2005
Testing Products	$2,695
Services	964
Power Sources	410
General corporate assets	1,793

$5,862

For the periods indicated above, there were no material changes in the accounting policies and procedures used to determine segment income or loss. It should be noted, however, that due to the closure of the Automotive segment in January 2005, corporate allocations to the remaining operating segments increased. In the 2004 period, $155,000 of corporate overhead was allocated to the Automotive segment.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

4. COMPREHENSIVE LOSS

The only difference between the total comprehensive loss and the net loss reported on the Consolidated Statements of Operations arises from unrealized gains and losses on available-for-sale securities. The Company’s total comprehensive loss (in thousands) for the periods indicated, is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Net (loss)	$(2,275)	$(2,217)	$(1,177)	$(959)
Unrealized net gains (losses) on marketable equity securities	(17)	(10)	1	(11)
Add: reclassification adjustment for losses included in net loss	37	—	37	—

Total comprehensive (loss)	$(2,255)	$(2,227)	$(1,139)	$(970)

5. OTHER INCOME

Other income consists of the following:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Rental income	$46	$25	$16	$12
Write-down of investment securities	(37)	—	(37)	—

	$9	$25	$(21)	$12

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

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

	Six months ended June 30		Three months ended June 30
	2005	2004	2005	2004
Reported net loss	$(2,275)	$(2,217)	$(1,177)	$(959)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(40)	(81)	(10)	(35)

Pro forma net loss	$(2,315)	$(2,298)	$(1,187)	$(994)

Basic and Diluted loss per share, as reported:
Continuing operations	$(.36)	$(.29)	$(.19)	$(.12)
Discontinued operations	—	(.06)	—	(.03)

Net Loss	$(.36)	$(.35)	$(.19)	$(.15)

Pro forma net loss per share, as if the fair value method had been applied to all awards:
Continuing operations	$(.37)	$(.30)	$(.19)	$(.13)
Discontinued operations	—	(.06)	—	(.03)

Net Loss	$(.37)	$(.36)	$(.19)	$(16.)

The pro forma disclosures above are not necessarily indicative of the effects of applying SFAS 123 in future periods.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

7. DISCONTINUED OPERATIONS – AUTOMOTIVE DIVISION

Effective January 29, 2005, the Company terminated the Asset Purchase Agreement between the Company and Futura International, Inc. (“Futura”) for the purchase of the Ezy-Load product line. The Company elected to terminate the agreement due to continued disappointing sales of the product and the amount of capital required to sustain the sales and marketing efforts. As a result of the termination, the Company ceased manufacturing and marketing the Ezy-Load product. With the exception of inventories, the Company reconveyed to Futura all assets previously acquired from Futura, consisting primarily of intellectual property rights. The Company is relieved of all payment liabilities to Futura, including $225,000 of contingent purchase price payments scheduled for 2005 and future royalties.

Results of operations for the former Ezy-Load segment are reported as discontinued operations in the accompanying Statement of Operations for each period presented. Net sales and the loss from discontinued operations are as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Product Sales	$37	$21	$25	$12
Loss from discontinued operations	$(21)	$(351)	$—	$(169)

Included in Other Current Assets at June 30, 2005 is a $3,100 account receivable related to the sale of Ezy-Load inventory.

8. EQUIPMENT UNDER EVALUATION

During January 2005, the Company placed a Criteria 20 unit with a semiconductor manufacturer to enable the customer to evaluate the performance of the unit. Late in June 2005, the semiconductor manufacturer notified the Company that it would be returning the unit to the Company and that it no longer had plans to purchase a unit.

In light of this negative development in terms of potential future sales for the Testing Products Division, it was determined that a review of the recoverability of the assets of the Division should be performed. As a result of this review, an impairment charge of $81,000 was recorded to reduce the carrying value of the fixed assets of the Division to their estimated fair value. Additionally, a charge of $87,000 was recorded to reduce the carrying value of the Division’s inventory. These charges were recorded in June 2005 and are reported as Cost of Product Sales in the accompanying financial statements.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

9. SUBSEQUENT EVENTS

Due to the continued lack of demand for the Company’s burn-in and test systems, with no existing prospects for a sale of a Criteria 20 in the foreseeable future, and in order to reduce cash expenditures, the Company decided to suspend research and development activities and to reduce resources in related sales, production and testing functions in its Testing Products Division. Effective August 5, 2005, the Company reduced its Houston-based workforce by 45%. Severance costs of approximately $200,000 were incurred and will be reported in the third fiscal quarter. The estimated annual savings of this workforce reduction are $650,000, of which $320,000 is estimated to be in research and development costs, $230,000 in cost of sales and $100,000 in marketing, general and administrative expenses.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

June 30, 2005

Item 2. Management’s Discussion and Analysis or Plan of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis or Plan of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties, as well as current expectations and assumptions. From time to time, the Company may publish forward-looking statements, including those that are contained in this report, relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, its ability maintain sufficient working capital, adverse changes in the global economy, sudden decreases in the demand for electronic products and semiconductors, market acceptance of the Company’s products and services, the impact of competition, delays in product development schedules, delays due to technical difficulties related to developing and implementing technology, delays in delivery schedules, the ability to attract and maintain sufficient levels of people with specific technical talents, future results related to investments and acquisitions, changes in demand for the Company’s products and services and the Company’s customers’ products and services. The Company’s actual results could differ materially from those anticipated in these forward-looking statements, including those set forth elsewhere in this report. The Company assumes no obligation to update any such forward-looking statements.

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

Management’s Discussion included in the Form 10-K for the year ended December 31, 2004 includes discussion of various factors related to the decline in the Company’s revenues and items related to the Company’s results of operations, liquidity and markets. There have been significant changes in most of the factors discussed in the Form 10-K and many of the items discussed in the Form 10-k are relevant to 2005 operations; thus the reader of this report should read Management’s Discussion included in Form 10-K for the year ended December 31, 2003.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

June 30, 2005

LIQUIDITY AND CAPITAL RESOURCES

The Company’s business is largely dependent on the capital equipment expenditures of integrated circuit manufacturers and the overall demand for products utilizing integrated circuits. Beginning in 2001, the entire semiconductor industry experienced a sharp downturn that resulted in a significant decrease in demand for the Company’s products and services. As a result, revenues in the three-year period from 2002 through 2004 of $9.3 million were less than 2001 revenues of $12.1 million. Other factors contributing to this decline include overcapacity in the markets the Company serves, increased competition from foreign sources, reduced capital spending, significant reductions in burn-in times by some customers, a move away from conventional burn-in by a major customer, and the Company’s inability to generate sales for its newer products and services.

During the period from 2002-2004, the Company made several workforce reductions and restructured its operations in order to reduce its fixed operating costs. Despite these cost reduction actions, the Company incurred operating losses of $21.5 million, pre-tax losses of $20.4 million and consumed approximately $15.4 million of its cash reserves during this period. As a result of these continuing operating losses and decline in the Company’s cash position, substantial doubt is raised about the Company’s ability to continue is a growing concern.

In order to generate funds for continued operations, the Company is attempting to sell its Houston headquarters building. As an interim step, to allow for an orderly sale of the building, the Company obtained bridge financing in December 2004 from an asset-based lender. The financing facility will provide up to $2.9 million of liquidity, has an initial term of eighteen months, and may be renewed for an additional twelve-month period, subject to certain terms and conditions. At June 30, 2005, the Company had $1.45 million of remaining availability under this facility. Upon the sale of the Houston building, the Company must first repay the bridge loan, and any excess funds can be used to fund the Company’s operations. The Company is also attempting to sell an idle manufacturing facility in North Carolina. All proceeds from the sale of this facility can be used to fund the Company’s operations, since this facility is not pledged as collateral under the financing facility. The Houston property has been on the market for over one year and the North Carolina property for in excess of five years.

At its present cash burn rate, in early 2006 the Company will exhaust its cash resources and have no remaining availability under its debt agreement. In order to continue operations beyond that point, the Company must generate cash proceeds from asset sales, the sale of a business line, the issuance of additional debt or equity instruments, or enter into a business combination. There can be no assurances that the Company can consummate any such transactions, or that the proceeds from such transactions will be sufficient to enable the Company to continue operations through the end of 2006. See also Note 9 to the consolidated financial statements that discusses cash outflows associated with cost reduction measures taken in August 2005.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

June 30, 2005

Net cash used by operating activities for the six months ended June 30, 2005 was $1,249,000, compared to $1,808,000 used by operations in the comparable period of 2004. The principal items comprising the difference were: $363,000 related to the timing of payments of accounts payable, including $192,000 of property taxes; $52,000 related to the timing of collection of accounts receivable; $47,000 related to the amortization of prepaid expenses and $37,000 related to a non-cash charge to write down the value of investment securities.

During the six months ended June 30, 2005, investing activities generated $30,000 of cash, compared to usage of $9,000 of cash in the 2004 period. The difference resulted from $32,000 of proceeds from the sale of two vehicles and a $7,000 decrease in capital expenditures in the 2005 period.

Financing activities generated $445,000 of cash during the six months ended June 30, 2005, as a result of borrowings of $450,000 under the line of credit agreement and principal payments of $5,000 on the term loan.

RESULTS OF OPERATIONS

Six months ended June 30, 2005 compared to six months ended June 30, 2004.

Revenues.

Revenues in the first half of 2005 were $1,377,000, compared to $1,524,000 in the first half of 2004. Revenues declined in each of the Company’s three traditional business segments as follows: Testing products (2)%, Services (8)% and Power Sources (18)%.

Revenues in the Testing Products segment decreased by $5,000 from the comparable 2004 period. An increase in system refurbishment/upgrade revenue of $71,000 was offset by a decrease in spare parts sales in Asian markets.

Revenues in the Services segment decreased by $58,000 from the 2004 period. Burn-in and test revenues decreased by $45,000 as a result of a 32% decrease in units processed, offset by a 37% increase in average selling prices due to changes in product mix and increased processing times. Additionally, sales of burn-in boards decreased by $13,000.

Revenues in the Power Sources segment decreased by $84,000, as a 27% decreased in units sold was partially offset by a 10% increase in average sales prices. The increase in average selling prices is due to a change in product mix, as sales in 2005 included more higher output devices.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

June 30, 2005

Gross Profit

The gross margin deficit increased from $(73,000) in the first half of 2004 to $(221,000) in the first half of 2005. Gross margin by industry segment for the periods is presented below (in thousands):

	Six Months Ended June 30
	2005	2004
Testing Products	$(242)	$(87)
Services	(3)	(156)
Power Sources	24	170

Total	$(221)	$(73)

The decrease in margin in the Testing Products segment resulted from $168,000 in impairment charges, (see Note 8 to the Consolidated Financial Statements), and changes in product mix, offset by a $69,000 reduction in engineering charges for the modification of developed products. The engineering resources were devoted to research and development projects in 2005. The increase in the Services segment resulted primarily from a $107,000 decrease in depreciation, as many of the Division’s assets are reaching the end of their assigned depreciable lives and a decrease in repairs and maintenance charges of $46,000, resulting from charges incurred in the prior year for the repair of test equipment and costs associated with relocating equipment from leased space that was vacated. The decrease in margin in the Power Sources segment is attributable to lower sales volume and production activity, $20,000 in re-work costs for a job for which the Company received a sub-assembly that was not in accordance with specifications and a quantity discount allowed for the order and $21,000 of charges for slow-moving and potentially obsolete inventory.

Marketing, General and Administrative

Marketing, general and administrative expenses decreased from $1,498,000 on the first half of 2004 to $1,391,000 in the first half of 2005. Of this decrease, $46,000 is attributable to engineering charges supporting specific sales efforts and $28,000 is due to lower rent expense at the Singapore operation.

Research and Development

Research and development costs were $573,000 in the first half of 2005, compared to $331,000 in the first half of 2004. Of the increase, $55,000 relates to engineering activities in 2004 that were charged to cost of sales rather than research and development, as they related to enhancements to existing products. The remainder of the increase relates to increases in engineering labor, contract labor, shop labor and materials purchased for further development of the Criteria 20 that was under evaluation by a potential customer.

Interest Expense

Interest expense consisted of $62,000 for borrowings under the Company’s loan agreement, along with $24,000 amortization charges for deferred loan costs.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

June 30, 2005

Other Income - Net

Other income – net decreased by $16,000, as a $37,000 charge to write down the value of investment securities was partially offset by a $21,000 increase in rental income. During the second quarter, the tenant that was leasing a portion of the vacant North Carolina facility terminated its lease and a month-to-month lease was entered into for a portion of the Houston facility. The net impact on future periods of these events will be a decrease in monthly rental income of approximately $6,000.

Three months ended June 30, 2005 compared to three months ended June 30, 2004.

Revenues

Revenues in the second quarter of 2005 were $719,000, compared to $827,000 in the comparable period in 2004. A revenue increase of 12% in the Testing Products segment was offset by decrease of 38% and 8% in the Power Sources and Services segments, respectively.

Revenues in the Testing Products segment were $201,000 in the second quarter of 2005, compared to $179,000 in the 2004 period. The increase is attributed to a $71,000 increase in revenues from equipment upgrades, offset by a decrease in spare parts sales.

Revenues in the Services segment were $359,000, compared to $390,000 in the prior year. A $55,000 decrease in burn-in and test revenues was partially offset by a $24,000 increase in sales of burn-in boards. Burn-in and test revenues were impacted by a 37% decrease in units processed and a 37% increase in average selling prices.

Revenues in the Power Sources segment were $159,000, compared to $258,000 in the prior year. The decrease is the result of a 28% decrease in units shipped and a 14% decrease in average selling prices. The decrease in average selling prices is due to a change in product mix, as sales in 2005 included fewer higher output devices.

Gross Profit

Gross margin decreased from $85,000 for the quarter ended June 30, 2004 to $(182,000) in the quarter ended June 30, 2005. Gross margin by industry segment for the periods is presented below (in thousands):

	Three Months Ended June 30
	2005	2004
Testing Products	$(193)	$4
Services	13	(24)
Power Sources	(2)	105

Total	$(182)	$85

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

June 30, 2005

The decrease in margin in the Testing Products segment is due to $168,000 in impairment charges and changes in product mix. Despite higher revenues for the segment in 2005, cost of sales increased by a greater amount, due to the aforementioned impairment charges and an increase in outside purchases, resulting in less value added.

The decrease in gross margin in the Services segment is due to the decrease in revenues.

The decrease in gross margin in the Power Sources segment is due to lower revenues, product mix, as fewer high output devices, which carry higher margins, were sold, and a lower activity level, which resulted in less overhead costs being allocated to production costs, and ultimately inventory.

Marketing, General and Administrative

Marketing, general and administrative expenses decreased from $712,000 in the second quarter of 2004 to $651,000 in the comparable period in 2005. The primary causes of the decrease were a $34,000 decrease in professional fees, as accruals were reduced in the second quarter of 2005 to reflect the deferral of the implementation date of Sarbanes-Oxley Section 404 until 2006; a $27,000 decrease in engineering charges supporting specific sales efforts, partially offset by a $26,000 increase in costs associated with shareholder reporting due to the timing of mailings.

Research and Development

Research and development costs were $282,000 in the quarter ended June 30, 2005, compared to $181,000 in the comparable period in 2004. The increase is a result of increases in engineering labor, contract labor, shop labor and materials for further development of the Criteria 20 that was under evaluation by a potential customer.

Interest Expense

Interest expense consisted of $33,000 for borrowings under the Company’s loan agreement, along with $12,000 of amortization charges for deferred loan cost.

Other Income - Net

The decrease in other income is primarily due to a $37,000 charge to write down the carrying value of investment securities.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

June 30, 2005

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

June 30, 2005

Items 1 through 3 are not applicable and have been omitted.

Item 4. Submission of Matters to a Vote of Security Holders

On May 25, 2005, at the Company’s annual meeting of shareholders, the shareholders elected as directors, each to serve until the next annual meeting, the following individuals:

Larry Edwards	(5,357,820 shares for; 446,741 shares withheld)

C. Lee Cooke	(5,386,758 shares for; 417,803 shares withheld)

Thomas L. Langford	(5,376,920 shares for; 427,641 shares withheld)

Philip Uhrhan	(5,352,020 shares for; 452,541 shares withheld)

Item 5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K:

(a)	The following exhibits are filed as part of this report:

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

32.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on form 8-K.

Current report on Form 8-K filed on June 17, 2005, pursuant to Item 4.01.

RELIABILITY INCORPORATED

SIGNATURES

June 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED (Registrant)

August 15, 2005	/s/ Larry Edwards
Larry Edwards
President and Chief Executive Officer

August 15, 2005	/s/ Carl V. Schmidt
Carl V. Schmidt
Chief Financial Officer