Form 10QSB
period 2005-09-30
RELIABILITY INC
filed 2005-11-14
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    YES  ☒    NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,335,965 shares of Common Stock, no par value as of November 7, 2005.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

RELIABILITY INCORPORATED

FORM 10-QSB

September 30, 2005

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED BALANCE SHEET

(In thousands)

September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$617
Accounts receivable	490
Inventories	304
Prepaid expenses	128
Assets held for sale	2,488

Total current assets	4,027

Property, plant and equipment, at cost:
Machinery and equipment	11,810
Leasehold Improvements	622

12,432
Less accumulated depreciation	12,226

206

Investments	205
Assets held for sale	1,000

$5,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	72
Accrued liabilities	594
Notes payable	1,866

Total current liabilities	2,532

Stockholders’ equity:
Common stock, without par value; 20,000,000 shares authorized; 6,690,265 shares issued	9,721
Accumulated deficit	(5,776)
Accumulated other comprehensive income (loss)	55
Less treasury stock at cost, 354,300 shares	(1,094)

Total stockholders’ equity	2,906

$5,438

See accompanying notes.

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Nine Months Ended September 30,
	2005	2004
Revenues
Product sales	$1,010	$1,217
Services	1,128	1,228

	2,138	2,445
Costs and expenses:
Cost of product sales	1,185	1,085
Cost of services	1,052	1,340
Marketing, general and administrative	1,975	2,275
Research and development	653	497
Severance costs	156	—

	5,021	5,197

Operating loss	(2,883)	(2,752)

Interest expense	151	—
Interest income	12	17
Other income - net	23	37

Loss from continuing operations	(2,999)	(2,698)
Income (loss) from discontinued operations	7	(1,181)

Net loss	$(2,992)	$(3,879)

Basic and diluted loss per share:
Continuing operations	$(.47)	$(.42)
Discontinued operations	—	(.19)

Net loss	$(.47)	$(.61)

Weighted average shares:
Basic	6,336	6,336

Diluted	6,336	6,336

See accompanying notes.

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Three Months Ended September 30,
	2005	2004
Revenues:
Product sales	$329	$446
Services	432	475

	761	921
Costs and expenses:
Cost of product sales	293	399
Cost of services	346	430
Marketing, general and administrative	584	776
Research and development	80	166
Severance costs	156	—

	1,459	1,771

Operating loss	(698)	(850)

Interest expense	65	—
Interest income	4	6
Other income (expense) - net	14	12

Loss from continuing operations	(745)	(832)
Income (loss) from discontinued operations	28	(830)

Net loss	$(717)	$(1,662)

Basic and diluted income (loss) per share:
Continuing operations	$(.12)	$(.13)
Discontinued operations	.01	(.13)

Net loss	$(.11)	$(.26)

Weighted average shares:
Basic	6,336	6,336

Diluted	6,336	6,336

See accompanying notes.

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,992)	$(3,879)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	381	621
Provision for inventory obsolescence	185	91
Asset impairment charges	81	673
Provision for uncollectible accounts	2	—
Write off leasehold improvements	17	—
Write down equity investments	37	—
Gain on sale of equipment	(40)	—
Changes in operating assets and liabilities:
Accounts receivable	192	(288)
Inventories	58	13
Prepaid expenses and other current assets	86	(43)
Accounts payable	(27)	(249)
Accrued liabilities	88	225
Other current assets	3	—

Total adjustments	1,063	1,043

Net cash used by operating activities	(1,929)	(2,836)

Cash flows from investing activities:
Acquisition of Ezy-Load product line	—	(75)
Proceeds from sale of equipment	65	—
Expenditures for property and equipment	(2)	(9)

Net cash provided (used) by investing activities	63	(84)

Cash flows from financing activities:
Borrowings under line of credit	1,025	—
Repayments on line of credit	(150)	—
Principal payments on notes payable	(9)	—

Net cash provided (used) by financing activities	866	—

Net decrease in cash	(1,000)	(2,920)
Cash and cash equivalents:
Beginning of period	1,617	4,454

End of period	$617	$1,534

Supplemental cash flow information:
Interest paid	$95	—

See accompanying notes.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

September 30, 2005

Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include (in thousands):

September 30, 2005
Raw materials	$151
Work-in-progress	38
Finished goods	115

$304

Inventories are presented net of reserves for excess and obsolete inventories of $706,000.

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

The following table summarizes the Company’s investment in securities (in thousands) at Sept. 30, 2005:

Marketable equity securities, at cost	$150
Unrealized net gains (losses) on marketable securities	55

$205
Amount classified as current	—

Amount classified as long-term	$205

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

September 30, 2005

Stock Options

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

	Nine months ended September 30		Three months ended September 30
	2005	2004	2005	2004
Reported net loss	$(2,992)	$(3,879)	$(717)	$(1,662)

Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(43)	(103)	(3)	(22)

Pro forma net loss	$(3,035)	$(3,982)	$(720)	$(1,684)

Basic and Diluted loss per share, as reported:
Continuing operations	$(.47)	$(.42)	$(.12)	$(.13)
Discontinued operations	—	(.19)	.01	(.13)

Net Loss	$(.47)	$(.61)	$(.11)	$(.26)

Pro forma net loss per share, as if the fair value method had been applied to all awards:
Continuing operations	$(.48)	$(.44)	$(.12)	$(.14)
Discontinued operations	—	(.19)	.01	(.13)

Net Loss	$(.48)	$(.63)	$(.11)	$(.27)

The pro forma disclosures above are not necessarily indicative of the effects of applying SFAS 123 in future periods.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

In order to generate funds for continued operations, the Company is attempting to sell its Houston headquarters building. As an interim step, to allow for an orderly sale of the building, the Company obtained bridge financing in December 2004 from an asset-based lender. The financing facility will provide up to $2.9 million of liquidity, has an initial term of eighteen months, and may be renewed for an additional twelve-month period, subject to certain terms and conditions. At September 30, 2005, the Company had $1 million of remaining availability under this facility. Upon the sale of the Houston building, the Company must first repay the bridge loan, and any excess funds can be used to fund the Company’s operations. The Company is also attempting to sell an idle manufacturing facility in North Carolina. All proceeds from the sale of this facility can be used to fund the Company’s operations, since this facility is not pledged as collateral under the financing facility.

At its present cash burn rate, in mid-2006 the Company will exhaust its cash resources and have no remaining availability under its debt agreement. In order to continue operations beyond that point, the Company must generate cash proceeds from asset sales, the sale of a business line, the issuance of additional debt or equity instruments, or enter into a business combination. There can be no assurances that the Company can consummate any such transactions, or that the proceeds from such transactions will be sufficient to enable the Company to continue operations through the end of 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004 and Note 8 to this Form 10-QSB.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

3. SEGMENT INFORMATION

The following table presents reportable segment information (in thousands) for the periods indicated:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Revenues from external customers:
Testing Products	$491	$504	$187	$194
Services	1,127	1,228	432	475
Power Sources	520	713	142	252
Intersegment revenues:
Testing Products	16	56	6	23
Services	6	4	—	—
Power Sources	—	—	—	—
Eliminations	(22)	(60)	(6)	(23)

	$2,138	$2,445	$761	$921

Operating loss:
Testing Products	$(1,757)	$(1,359)	$(350)	$(404)
Services	(393)	(594)	(60)	(86)
Power Sources	(442)	(145)	(143)	(71)
General corporate expenses	(291)	(654)	(145)	(289)

Operating loss	$(2,883)	$(2,752)	$(698)	$(850)

Total assets by reportable segment as of the dates indicated are as follows (in thousands):

September 30, 2005
Testing Products	$133
Services	975
Power Sources	305
General corporate assets	4,025

$5,438

To consistently present the allocation of corporate expenses to the operating divisions, an additional $90,000 and $270,000 of corporate overhead has been allocated to the Services segment for the three and nine-month periods ended September 30, 2004. This resulted in a corresponding decrease in general corporate expenses of like amounts in the respective periods.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

Other than as described above, there were no other changes in the accounting policies and procedures used to determine segment income or loss. It should also be noted that due to the closure of the Automotive segment in January 2005, corporate allocations to the remaining operating segments increased. In the 2004 period, $221,000 of corporate overhead was allocated to the Automotive segment.

In September 2005, the Company’s headquarters building, with a net book value of $2.4 million, was reclassified to Assets Held for Sale in the accompanying balance sheet. As a result, the building, which has historically been reported in the Testing Products segment, is now being reported as a general corporate asset.

Sales to a major customer in the Services segment accounted for 38% and 41% of consolidated revenues in the nine month period ended September 30, 2005 and 2004, respectively. Loss of this major customer would have a material adverse affect on the company’s results of operations and financial position.

4. COMPREHENSIVE LOSS

The only difference between the total comprehensive loss and the net loss reported on the Consolidated Statements of Operations arises from unrealized gains and losses on available-for-sale securities. The Company’s total comprehensive loss (in thousands) for the periods indicated, is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Net (loss)	$(2,992)	$(3,879)	$(717)	$(1,662)
Unrealized net gains (losses) on marketable equity securities	5	(33)	22	(23)
Add: reclassification adjustment for losses included in net loss	37	—	—	—

Total comprehensive (loss)	$(2,950)	$(3,912)	$(695)	$(1,685)

5. OTHER INCOME

Other income consists of the following:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Rental income	$59	$37	$13	$12
Write-down of investment securities	(37)	—	—	—
Gain on sale of assets	1	—	1	—

	$23	$37	$14	$12

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

6. DISCONTINUED OPERATIONS – AUTOMOTIVE DIVISION

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

Results of operations for the former Ezy-Load segment are reported as discontinued operations in the accompanying Statement of Operations for each period presented. Net sales and the results from discontinued operations are as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Product Sales	$37	$39	$—	$17
Income (loss) from discontinued operations	$7	$(1,181)	$28	$(830)

Income from discontinued operations for the three-month period ended September 30, 2005 resulted from the sale of inventories that had been written off.

7. IMPAIRMENT REVIEW

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

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

8. REDUCTION IN WORKFORCE

Due to the continued lack of demand for the Company’s burn-in and test systems, with no existing prospects for a sale of a Criteria 20 in the foreseeable future, and in order to reduce cash expenditures, the Company decided to suspend research and development activities and to reduce resources in related sales, production and testing functions in its Testing Products Division. Effective August 5, 2005, the Company reduced its Houston-based workforce by 45%. Severance costs of $156,000 were incurred are reported in the results of operations for the period ended September 30, 2005. The estimated annual savings of this workforce reduction are $650,000, of which $320,000 is estimated to be in research and development costs, $230,000 in cost of sales and $100,000 in marketing, general and administrative expenses.

9. ASSETS HELD FOR SALE

Assets held for sale consists of the following (in thousands):

Land and building – Houston	$2,437
Production equipment	51

Total current	2,488

Land and building – North Carolina	1,000

As a result of the impairment review described in Note 7 above, the fair value of the non-current assets of the Testing Products Division was determined to be $51,000, representing the estimated value of production equipment. Whereas all of the employees of the production department were terminated as part of the reduction in workforce described in Note 8 above, the Company has placed this equipment for sale.

In 2003, the Company listed its Houston headquarters building for sale. In previous periods, it was determined that the building did not meet the criteria to be classified as “held for sale”, due to logistical requirements that might have required a potential sales contract to include terms that were not deemed to be “usual and customary for the sales of such assets”.

As a result of the cessation of research and development activities in the Testing Product Division (as discussed in Note 8) and the decision to sell the production equipment of the Division, it has been determined that the Houston headquarters building now meets the criteria to be classified as “held for sale” in the accompanying balance sheet.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

September 30, 2005

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

September 30, 2005

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

During the period from 2002-2004, the Company made several workforce reductions and restructured its operations in order to reduce its fixed operating costs. Despite these cost reduction actions, the Company incurred operating losses of $21.5 million, pre-tax losses of $20.4 million and consumed approximately $15.4 million of its cash reserves during this period. As a result of these continuing operating losses and decline in the Company’s cash position, substantial doubt is raised about the Company’s ability to continue as a growing concern.

In order to generate funds for continued operations, the Company is attempting to sell its Houston headquarters building. As an interim step, to allow for an orderly sale of the building, the Company obtained bridge financing in December 2004 from an asset-based lender. The financing facility will provide up to $2.9 million of liquidity, has an initial term of eighteen months, and may be renewed for an additional twelve-month period, subject to certain terms and conditions. At September 30, 2005, the Company had $1 million of remaining availability under this facility. Upon the sale of the Houston building, the Company must first repay the bridge loan, and any excess funds can be used to fund the Company’s operations. The Company is also attempting to sell an idle manufacturing facility in North Carolina. All proceeds from the sale of this facility can be used to fund the Company’s operations, since this facility is not pledged as collateral under the financing facility. The Houston property has been on the market for over one year and the North Carolina property for in excess of five years.

At its present cash burn rate, in mid-2006 the Company will exhaust its cash resources and have no remaining availability under its debt agreement. In order to continue operations beyond that point, the Company must generate cash proceeds from asset sales, the sale of a business line, the issuance of additional debt or equity instruments, or enter into a business combination. There can be no assurances that the Company can consummate any such transactions, or that the proceeds from such transactions will be sufficient to enable the Company to continue operations through the end of 2006. See also Note 8 to the consolidated financial statements that discusses cash outflows associated with cost reduction measures taken in August 2005.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

September 30, 2005

Net cash used by operating activities for the nine months ended September 30, 2005 was $1,929,000, compared to $2,836,000 in the comparable 2004 period. The decrease in cash consumed by operations consists of $165,000 related to a lower net loss, net of non-cash items and $742,000 of changes in working capital accounts.

During the nine months ended September 30, 2005, investing activities generated $63,000 of cash through the sale of excess assets net of $2,000 in capital expenditures. In the prior year, investing activities consumed $84,000 of cash as a result of a $75,000 payment related to the Ezy-Load acquisition and $9,000 of capital expenditures.

Financing activities generated $866,000 of cash during the nine months ended September 30, 2005, as a result of borrowings of $1,025,000 and repayments of $159,000.

RESULTS OF OPERATIONS

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004.

Revenues.

Revenues in the first nine months of 2005 were $2,138,000, compared to $2,445,000 in the first nine months of 2004. Revenues declined in each of the Company’s three traditional business segments as follows: Testing Products (3)%, Services (8)% and Power Sources (27)%.

Revenues in the Testing Products segment decreased by $13,000 from the comparable 2004 period. An increase in system refurbishment/upgrade revenue of $92,000 was offset by a decrease in spare parts sales in Asian markets.

Revenues in the Services segment decreased by $101,000 from the 2004 period. Burn-in and test revenues decreased by $88,000 as a result of a 31% decrease in units processed, offset by a 34% increase in average selling prices due to changes in product mix and increased processing times. Additionally, sales of burn-in boards decreased by $13,000.

Revenues in the Power Sources segment decreased by $193,000, as a 31% decrease in units sold was partially offset by a 5% increase in average sales prices. The increase in average selling prices is due to a change in product mix, as sales in 2005 included more higher output devices.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

September 30, 2005

Gross Profit

Gross margin decreased from $20,000 for the nine months ended September 30, 2004 to ($99,000) in the 2005 period. Gross margin by industry segment for the periods is presented below (in thousands):

	Nine Months Ended September 30
	2005	2004
Testing Products	$(213)	$(85)
Services	87	(112)
Power Sources	27	217

Total	$(99)	$20

The decrease in margin in the Testing Products segment resulted primarily from $168,000 in impairment charges (see Note 8 to the Consolidated Financial Statements) and changes in product mix, offset by a $54,000 reduction in engineering charges for the modification of developed products. The engineering resources were devoted to research and development projects in 2005. The increase in the Services segment resulted primarily from a $161,000 decrease in depreciation, as many of the Division’s assets are reaching the end of their assigned depreciable lives, a decrease in repairs and maintenance charges of $133,000, resulting from charges incurred in the prior year for the repair of test equipment and costs associated with relocating equipment from leased space that was vacated, offset by a $30,000 increase in rent allocated to production departments and the impact of the $101,000 decrease in revenues. The decrease in margin in the Power Sources segment is attributable to lower sales volume and production activity, $20,000 in re-work costs for a job for which the Company received a sub-assembly that was not in accordance with specifications and a quantity discount allowed for the order and $38,000 of charges for slow-moving and potentially obsolete inventory.

Marketing, General and Administrative

Marketing, general and administrative expenses decreased from $2,275,000; on the first nine months of 2004 to $1,975,000 in the first nine months of 2005. Of this decrease, $73,000 is attributable to engineering charges supporting specific sales efforts, $80,000 is due to lower corporate compliance costs and professional fees, $52,000 is due to lower amortization charges for demonstration equipment, $53,000 relates to lower headcount, $18,000 is attributable to lower liability and casualty insurance expense and $17,000 is due to lower property tax expense.

Research and Development

Research and development costs were $653,000 in the first nine months of 2005, compared to $497,000 in the first nine months of 2004. Of the increase, $48,000 relates to engineering activities in 2004 that were charged to cost of sales rather than research and development, as they related to enhancements to existing products. The remainder of the increase relates to increases in engineering labor, contract labor, shop labor and materials purchased for further development of the Criteria 20 that was under evaluation by a potential customer, offset by the impact of headcount reductions to the engineering staff made in August 2005.

Interest Expense

Interest expense consisted of $115,000 for borrowings under the Company’s loan agreement, along with $36,000 amortization charges for deferred loan costs.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

September 30, 2005

Other Income - Net

Other income – net decreased by $14,000, as a $37,000 charge to write down the value of investment securities was offset by a $22,000 increase in rental income and $1,000 of gains on the sale of miscellaneous assets.

Three months ended September 30, 2005 compared to three months ended September 30, 2004.

Revenues

Revenues in the third quarter of 2005 were $761,000, compared to $921,000 in the comparable period in 2004. Revenues declined in each of the Company’s business segments as follows: Testing Products (4%), Services (9%) and Power Sources (44%).

Revenues in the Testing Products segment were $187,000 in the third quarter of 2005, compared to $194,000 in the 2004 period. The decrease is attributable to a decrease in spare parts sales.

Revenues in the Services segment were $432,000, compared to $475,000 in the prior year. The decrease is due to a reduction in burn-in and test revenues that resulted from a 29% decrease in units processed, partially offset by a 29% increase in average selling prices.

Revenues in the Power Sources segment were $142,000, compared to $252,000 in the prior year. The decrease is the result of a 40% decrease in units shipped and a 6% decrease in average selling prices. The decrease in average selling prices is due to a change in product mix, as sales in 2005 included fewer higher output devices.

Gross Profit

Gross margin increased from $92,000 for the quarter ended September 30, 2004 to $ 122,000 in the quarter ended September 30, 2005. Gross margin by industry segment for the periods is presented below (in thousands):

	Three Months Ended September 30
	2005	2004
Testing Products	$28	$1
Services	91	45
Power Sources	3	46

Total	$122	$92

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

September 30, 2005

The increase in margin in the Testing Products division is due to differences in product mix. The increase in gross margin in the Services segment is primarily due to a decrease in depreciation expense of $54,000 and a decrease in repairs and maintenance expense of $57,000, offset by an increase in utilities of $16,000, an increase in rent allocated to production departments of $13,000 and the impact of lower revenues. The decrease in gross margin in the Power Sources segment is due to lower revenues, product mix, as fewer high output devices, which carry higher margins, were sold, and a lower activity level, which resulted in less overhead costs being allocated to production costs, and ultimately inventory.

Marketing, General and Administrative

Marketing, general and administrative expenses decreased from $776,000 in the third quarter of 2004 to $584,000 in the comparable period in 2005. The primary causes of the decrease were a $76,000 decrease in corporate compliance costs and professional fees, a $38,000 decrease in amortization charges for demonstration equipment, a $28,000 decrease in engineering charges supporting specific sales efforts, a $29,000 decrease due to lower headcount and a $12,000 decrease in liability and casualty insurance.

Research and Development

Research and development costs were $80,000 in the quarter ended September 30, 2005, compared to $166,000 in the comparable period in 2004. The decrease is due to staff reductions in August 2005 in the Engineering department.

Interest Expense

Interest expense consisted of $53,000 for borrowings under the Company’s loan agreement, along with $12,000 of amortization charges for deferred loan costs.

RELIABILITY INCORPORATED

September 30, 2005

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

September 30, 2005

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

Not applicable

RELIABILITY INCORPORATED

SIGNATURES

September 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED (Registrant)

November 14, 2005	/s/ LARRY EDWARDS
Larry Edwards
President and Chief Executive Officer

November 14, 2005	/s/ CARL V. SCHMIDT
Carl V. Schmidt
Chief Financial Officer