Form 10KSB
period 2005-12-31
RELIABILITY INC
filed 2006-03-28
CIK 34285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005	Commission File Number 0-7092

RELIABILITY INCORPORATED

(Exact name of registrant as specified in its charter)

TEXAS	75-0868913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16400 Park Row Post Office Box 218370 Houston, Texas	77218-8370
(Address of principal executive offices)	(Zip Code)

(281) 492-0550

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value per share

(Title of class)

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES  ☒ NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). YES  ☐ NO  ☒

State issuer’s revenues for its most recent fiscal year: $2.9 million

State the aggregate market value of the voting and non-voting common equity held by non-affiliates; computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 20, 2006: $1,264,314.

Number of shares outstanding of the issuer’s Common Stock as of March 20, 2006: 6,335,965.

Documents Incorporated by Reference

None.

Transitional Small Business Disclosure Format (check one). YES  ☐ NO  ☒

RELIABILITY INCORPORATED

Form 10-KSB

December 31, 2005

PART I

PART I

Item 1.    Description of Business

THE COMPANY

Historically, Reliability Incorporated has principally been engaged in the design, manufacture, market and support of high performance equipment used to test and condition integrated circuits (“Testing Products”). Reliability and its subsidiary (collectively referred to as “Reliability” or the “Company”) also design, manufacture and market a line of DC-DC power converters (“Power Sources”) and operate a service facility in Singapore that conditions and tests integrated circuits as a service for others (“Services”). The Company’s strategy for each of these business segments has been to target customers and other prospects who are market leaders, to provide high-quality products and services, to develop long-term relationships with its customers by investing in specific research and development to meet their needs, and to continuously reduce both the customers’ and the Company’s cost and time to market.

In July 2003, the Company entered a new line of business (“Automotive”) by acquiring the rights to manufacture and market an aftermarket hydraulic lifting device for installation in the bed of pickup trucks. Due to disappointing sales of this product, the Company terminated the purchase agreement for this product line in January 2005, thereby relinquishing its right to manufacture and market this product. This line of business is presented as “Discontinued Operations” in the accompanying consolidated financial statements.

The Company was incorporated under the laws of the State of Texas in 1953, but the principal business of the Company, as described in this report, started in 1971. The Company has one wholly owned subsidiary, Reliability Singapore, Pte Ltd. Reliability de Costa Rica, S.A. was shut down and dissolved in the third quarter of 2002, when its business was transferred to the parent company.

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

PRODUCTS

During fiscal 2005, Reliability had three operating segments based on its product and service offerings: Testing Products, Services and Power Sources. See Note 4 of the Notes to Consolidated Financial Statements for financial information regarding segment reporting.

TESTING PRODUCTS

The Company has been providing capital equipment to IC manufacturers and users to burn-in ICs since 1975 and to functionally test ICs during burn-in since 1980. The Company was one of the first to design, manufacture and market systems that utilize burn-in and test technology within the same product. From 1992 to 2001, the Division focused its research and development activities on equipment and related software that perform functional testing during burn-in of memory devices (i.e., DRAM, SRAM, SDRAM) and micrologic devices (i.e., microprocessors). This focus led to the development of two major product families: INTERSECT™ for performing functional and long cycle tests on large quantities of memory devices in parallel during the conditioning (burn-in) process; and CRITERIA® 18 designed for fine-line geometry micrologic devices (i.e., microprocessors) that dissipate large amounts of heat.

From 2001 through August 2005, the Division’s focus was on developing its newest generation burn-in and test system for medium and high power micrologic devices, the CRITERIA 20. During this period, the Division spent in excess of $5 million on the development of the Criteria 20. Despite actively marketing the Criteria 20 during this period, the Company was unable to secure an order for a Criteria 20 unit. As a result of the continued lack of demand for the product and the high level of expenditures necessary to continue to develop the product, the Company suspended research and development activities for the Criteria 20 in August 2005. Since that time, the business activity of the Testing Products Division has consisted of sales of spare parts for, and the refurbishment and upgrades to, existing, previous generation systems in place.

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

The Company has not made significant investments in capital equipment for the Services Division since 2002. This factor could limit the Division’s ability to process certain new-generation, higher-density devices.

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

Due to staff reductions made in October 2003 and subsequent attrition, the engineering resources of this Division have been significantly reduced, thereby limiting its ability to introduce new products and produce product samples. See also Note 14 to the Consolidated Financial Statements that discusses the sale of the Power Sources Division in March 2006.

SALES AND MARKETING

The Company has direct sales and service operations in the United States and Singapore as well as a network of distributors and sales representatives in certain other key areas within the United States, Europe and Southeast Asia.

The Company’s customer service and support program includes installations, repairs, service contracts, application engineering support, custom and semi-custom power sources, spare parts inventories, customer training, and documentation.

The Company generally warrants its products for up to three years from shipment.

RESEARCH AND DEVELOPMENT

The semiconductor industry’s and the electronic equipment industry’s demand for increasingly complex and sophisticated equipment requires innovation and accurate anticipation of changing needs and emerging technology trends. To avoid becoming technologically obsolete over time, the Company has historically committed a significant portion of its resources to research and development programs for new products, services and enhancements to existing products. Research and development expenditures for the Company’s three operating segments were $660,000 in 2005 and $708,000 in 2004. Total research and development expense was 23% of revenue in 2005 and 2004.

Research and development programs for the Testing Products segment, and more specifically, development of the Criteria 20, accounted for 89% and 88% of total research and development expenditures in 2005 and 2004, respectively. In August 2005, the Company suspended research and development activities on the Criteria 20 and in the Testing Product Division overall. Total research and development expenditures in the fourth quarter of 2005 fell to $7,000. The Company has no present plans to significantly increase the resources devoted to research and development activities in any of its operating segments.

INTELLECTUAL PROPERTY

The Company believes that rapidly changing technology in the electronics industry makes the Company’s future success dependent on the quality of its products and services, the technical skills of its personnel, and its ability to adapt to the changing technological requirements more than upon the protection of any proprietary rights. The Company holds several patents on certain components of its test and conditioning equipment and topology for regulated outputs of its DC-DC converters. See also Note 14 to the Consolidated Financial Statements that discusses the sale of the Power Sources Division in March 2006.

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

In 2005, sales to the Company’s two largest customers accounted for approximately 48% of its net sales, compared to 44% in 2004. Sales to Alliance Semiconductor (“Alliance”) accounted for 37% and 40% of the Company’s net sales in 2005 and 2004, respectively. In 2005, KESM Industries accounted for 11% of the Company’s net sales. See also Note 4 to the Consolidated Financial Statements.

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

COMPETITION

The markets for the Company’s products and services are subject to intense competition and are characterized by rapidly changing technology. The Company’s competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price performance characteristics. Competitive pressures often necessitate price reductions that can adversely affect operating results. Remaining competitive in the markets in which the Company operates requires a high level of investment in research and development, marketing and service. Based upon its deteriorating financial position, the Company is not presently able to fund all the activities necessary to fully compete in the markets in which it operates.

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

The primary areas of competition for the Company’s Services segment are price, service level and geographic location. The Singapore Services facility provides services to IC users and manufacturers in Singapore and Southeast Asia.

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

BACKLOG

Backlog for sales of Testing Products and Power Sources represents orders for delivery within 12 months from the date on which backlog is reported. Backlog for Services represents orders for services where the ICs to be conditioned and/or tested have been delivered to the Company for processing. The Company’s believes its backlog as of December 31, 2005, is firm, although portions of the backlog are not subject to legally binding agreements.

The following table sets forth the Company’s backlog of its segments at the dates indicated

	December 31,
Business Segment	2005	2004
	(In thousands)
Testing Products	$168	$58
Services	14	32
Power Sources	56	92

Total	$238	$182

EMPLOYEES

As of December 31, 2005, the Company had 56 employees worldwide, of which five were contract or temporary employees. The Company’s success is in part dependent on its ability to attract and retain its technical staff and skilled employees. Exclusive of workforce reductions initiated by the Company, the Company has experienced a low turnover rate among its U.S. employees. None of the Company’s employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

INTERNATIONAL OPERATIONS

The Company is domiciled in the United States and operates a Services facility in Singapore. It sells products to customers for delivery outside of the U.S. Consequently, the Company is subject to risk customarily found in international business operations, such as fluctuation of currency exchange rates, import and export controls, regulatory policies of foreign governments, longer receivable collection periods and greater difficulty in accounts receivable collections. The Company attempts to conduct its business and financial affairs so as to protect against political and economic risk, but there can be no assurance that the Company will be successful in protecting itself. See Note 4 of the Notes to Consolidated Financial Statements for financial information regarding segment reporting and geographic areas.

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

Item 2.    Description of Properties

The Company’s headquarters and principal administrative, engineering and manufacturing facility is located in a 131,000 square foot facility on a seven acre tract of land in Park 10, an office and industrial park located on the west side of Houston, Texas. The facility consists of two adjoining buildings: a three-story building containing 87,000 square feet and a one-story building containing 44,000 square feet. The Company is actively seeking to sell both of the buildings. The Company presently leases a portion of the parking lot and a small amount of vacant space at this facility to an unrelated third party on a month-to-month basis. There is a lien on both buildings securing the Company’s term and revolving debt agreement. The Company’s Services subsidiary is located in a 33,600 square foot facility in Singapore under a lease that expires in October 2006.

The Company also owns a 43,500 square foot facility on a seventeen and one-half acre tract of land in Durham, North Carolina. This facility is debt free and unencumbered. The Durham facility is being actively marketed for sale or lease and a portion of the facility was leased on a month-to-month basis to an unrelated party through April 2005.

The Company considers its properties to be in excess of the space required for its current operations. Upon the sale of its Houston headquarters building, the Company will likely relocate to a substantially smaller leased facility. See Note 7 to the Company’s Consolidated Financial Statements for information concerning leases.

Item 3.    Legal Proceedings.

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity.

During 2004, the Company’s common stock traded on Nasdaq under the stock symbol REAL. Effective February 24, 2005 the Company’s stock began trading in the over-the-counter market under the symbol REAL.PK, since it no longer met the listing requirements to be traded on the Nasdaq market. The high and low sale prices for 2005 and 2004 are set forth below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
High	$.89	$.32	$.28	$.31
Low	.29	.18	.14	.20
2004
High	$1.51	$1.30	$1.04	$.89
Low	1.12	.94	.55	.58

The price information provided above for 2004 is from the Nasdaq Market. The information for 2005 was obtained from MSN.com and is based upon inter-dealer quotes without retail mark-ups, mark-down or commissions and may not necessarily reflect actual sale transactions.

The Company paid no cash dividends in 2005 or 2004 and is restricted from paying dividends under provisions of its credit agreement. See Note 3 to the accompanying Consolidated Financial Statements.

Reliability had approximately 513 shareholders of record as of February 14, 2006.

The following table sets forth the number of shares of the Company’s common stock reserved for issuance under the Company’s equity compensation plan as of December 31, 2005:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	835,000	$2.40	448,000
Equity compensation plans not approved by security holders	—	—	—

Total	835,000	$2.40	448,000

Shares of Company stock are also used to fund the matching feature of the Employee Stock Savings Plan. See Note 6 to the Consolidated Financial Statements.

No shares of common stock were sold during 2005 that were not registered under the Securities Act.

Item 6.    Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and other related notes that appear in this document.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this document contain forward-looking statements that involve risks and uncertainties, as well as current expectations and assumptions. From time to time, the Company may publish forward-looking statements, including those that are contained in this report, relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, its ability to maintain sufficient liquidity to meet its obligations, maintaining compliance with the terms of its credit agreement, the ability to sell some or all of its business units and the amount of proceeds from any such sales, the impact of the significant reduction in research and development expenditures, limitations in its ability to fund capital expenditures to remain competitive, adverse changes in the global economy, sudden decreases in the demand for electronic products and semiconductors, the impact of competition, delays in product development schedules, delays due to technical difficulties related to developing and implementing technology, delays in delivery schedules, the ability to attract and maintain sufficient levels of people with specific technical talents, future results related to changes in demand for the Company’s products and services and the Company’s customers’ products and services, and other items discussed elsewhere in this report. The Company’s actual results could differ materially from those anticipated in these forward-looking statements, including those set forth elsewhere in this report. The Company assumes no obligation to update any such forward-looking statements.

PLAN FOR FUTURE OPERATIONS

Reliability’s principal business has been designing, manufacturing, and marketing high performance equipment to condition and test integrated circuits and providing conditioning and test services to manufacturers and large users of integrated circuits. The Company’s business depends significantly on capital equipment expenditures of integrated circuit manufacturers and overall demand for products utilizing integrated circuits. The semiconductor industry is cyclical in nature and the Company has been unable to recover from an industry downturn in 2001-2002. Despite improvements in industry conditions such as semiconductor industry revenues and semiconductor capital equipment revenues in the periods 2003-2005, the Company did not participate in this recovery. The Company was unable to secure orders for its latest generation burn-in and test system that had been under development since 2001. In August 2005, the Company suspended research and development activities for this product.

As a result of the continuing deterioration in its financial position, the Company is unable to sufficiently fund projects in any of its three business lines that might enable the Company to return to profitability or generate positive cash flow. Such projects include increased research and development activities in its Testing Products and Power Sources Divisions, and capital investments in state-of-the-art equipment for its Services Division. Based upon its current financial position, its needs for an immediate infusion of cash and an evaluation of the prospects for continuing to operate its current three business segments, the Company has concluded that it should pursue one, or some combination of the following courses of action: sell its real estate holdings; sell some or all of its business units; invest in another line of business through a purchase or merger; make distributions to its shareholders of the proceeds of asset or business line sales, possibly through a corporate liquidation. There can be no assurances that the Company will be able to maintain sufficient liquidity over a period of time that will allow it to carry out these actions, in which case the Company might be forced to liquidate or seek protection under the federal bankruptcy statutes, or both. See also Note 14 to the Consolidated Financial Statements that discusses the sale of the Power Sources Division in March 2006.

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

Revenue Recognition

Revenue is recognized when all four revenue recognition criteria have been met: persuasive evidence of an agreement exists; delivery has occurred or services have been rendered; seller’s price to buyer is fixed or determinable; and collectibility is reasonably assured. This policy results in revenue being recognized in the various business segments as follows:

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

Valuation Allowance for Deferred Tax Assets

The Company records a valuation allowance to reduce its deferred tax assets to the amounts that are more likely than not to be realized in the future. The Company and its subsidiary have carried back all eligible operating losses. The Company expects to maintain a full valuation allowance on its deferred tax assets until such time that it can sustain periods of profitable operations.

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. An impairment charge is recorded in the event the net book value of such assets exceeds management’s estimate of the future undiscounted cash flows attributable to such assets. Such estimates are based on various assumptions and estimates regarding future operations and are highly judgmental. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

RESULTS OF OPERATIONS

Net Revenues

Revenues in 2005 were $2,900,000, compared to $3,125,000 in 2004. Revenues increased by 40% in the Testing Products segment and decreased by 32% and 8% in the Power Sources and Services segments, respectively.

Revenues in the Testing Products segment for 2005 increased by $213,000 from 2004. This increase is primarily attributable to a $273,000 increase in revenues from refurbishments and upgrades to customer systems that was partially offset by a decrease in spare parts sales in Asian markets.

Revenues in the Services segment decreased by $122,000 in 2005. Burn-in and testing revenues were $106,000 lower than the prior year as a result of a 27% decrease in units processed and a 27% increase in average selling prices due to changes in product mix and increased processing times.

Revenues in the Power Sources segment decreased by $316,000 in 2005. The decrease is a result of a 36% decrease in units shipped, partially offset by a 5% increase in average selling prices that resulted from changes in product mix.

Gross Profit

Gross margin decreased from $1,000 for the year ended December 31, 2004 to ($82,000) in the 2005 period. Gross margin by industry segment for the periods is presented below (in thousands):

	Year Ended December 31,
	2005	2004
Testing Products	$(187)	$(203)
Services	160	(93)
Power Sources	(55)	297

Total	$(82)	$1

The margin decrease in the Power Sources segment is attributable to the decrease in sales, as well as a $131,000 increase in charges for estimated excess or obsolete inventories. The margin increase in the Services segment is primarily due to a $228,000 decrease in depreciation charges, as the Division’s assets reach the end of their estimated useful lives.

The calculations of gross margins presented above includes charges for estimated excess and obsolete inventory of $320,000 in 2005 and $152,000 in 2004. These provisions were necessary due to the continued weakness in demand for products sold by the Testing Products and Power Sources segments and exclude amounts associated with discontinued operations. The Company plans to market the excess inventory at reduced prices, and, if such inventory is ultimately deemed to be obsolete, it will be written off.

Marketing, General and Administrative

Marketing, general and administrative (“MG&A”) expenses primarily consist of employee salaries and payroll related costs, product promotion and customer support costs, employee and independent sales representative commissions, and legal, accounting and other professional services.

M,G&A expenses decreased from $2,944,000 in 2004 to $2,424,000 in 2005. Of this decrease, $169,000 is due to lower corporate compliance costs and professional fees, $92,000 is attributable to engineering charges supporting specific sales efforts, $90,000 is due to lower amortization charges for demonstration equipment, $89,000 relates to lower headcount, $50,000 is attributable to lower rent expense at the Services facility and $23,000 is due to lower property tax expense.

Research and Development

Research and development (“R&D”) consists primarily of salaries and payroll related costs of employees involved in ongoing product research, design and development activities, engineering supplies, and professional contract design services. The Company’s R&D expense was $660,000 in 2005, compared to $708,000 in 2004. Through the nine months ended September 30, 2005, R&D expenses were $156,000 higher than in the corresponding period of 2004. The increase in this period is due to engineering activities in 2004 that were charged to cost of sales rather than research and development, as they related to enhancements to existing products, and increases in engineering labor, contract labor, shop labor and materials purchased for further development of the Criteria 20 that was under evaluation by a potential customer, offset by the impact of headcount reductions to the engineering staff made in August 2005. R&D expense in the fourth quarter of 2005 was $204,000 lower than the corresponding period in 2004. This decrease is a result of the decreases in engineering staff in August 2005.

Interest Expense

Interest expense consisted of $185,000 for borrowings under the Company’s loan agreement, along with $48,000 amortization charges for deferred loan costs.

Other Income—Net

Other income—net decreased by $9,000, as a $37,000 charge to write down the value of investment securities was offset by a $13,000 increase in rental income and $15,000 of gains on the sale of miscellaneous assets.

Provision for Income Taxes

The Company recorded no provision or benefit for income taxes in 2005 due to its substantial cumulative operating losses. The tax benefit recognized in 2004 related to the reassessment of the impact of the reversal of certain temporary differences beyond the 20-year operating loss carryforward period.

LIQUIDITY AND CAPITAL RESOURCES

During the past five years, the Company has sustained significant negative financial results, including substantial decreases in revenues, net income, backlog, and cash flows from operating activities. Key customers have continued to delay or reduce expenditures for the Company’s products and services and such trends may continue in the near term. Management has taken steps to restructure the operations of the Company, including shutting down the Costa Rica facility in the third quarter of 2002, downsizing the Singapore operations in 2002 and the Houston operations during the period from 2002 through 2005. In addition, significant impairment charges have been recorded to reflect management’s best estimate of the fair value of certain real estate and other investments, goodwill and inventories.

Though the Company has continued to adjust its cost structure due to the prolonged downturn in its primary business lines, its operations continue to consume large amounts of the Company’s cash reserves. In December 2004, the Company entered into a credit agreement with an asset-based lender. The credit agreement consists of a term loan in the amount of $1 million and a $1.9 million line of credit. The Company has $230,000 of remaining availability under this credit facility at December 31, 2005, net of $145,000 of escrow holdbacks for property taxes and insurance. This credit agreement will serve as bridge financing until the Company completes the sale of its Houston headquarters building. Proceeds from the sale in excess of the amounts used to repay the term loan and line of credit will be used to fund operations.

Based upon current and forecasted business activity in the Company’s three business segments, the Company expects to continue to incur substantial losses from operations in 2006, consuming substantial amounts of cash in the process. Available sources of liquidity at December 31, 2005 include cash and equivalents of $742,000; collections on outstanding receivables of $697,000; $230,000 of remaining availability under the line of credit and $207,000 of marketable equity securities.

These sources of liquidity are expected to be able to fund the Company’s operations through mid-2006, at which time all such liquid assets will be exhausted. Additionally, the Company’s term loan and line of credit mature on July 1, 2006. The ability of the Company to sustain operations beyond that date is dependent on some combination of the following: the sale of the Houston headquarters building, which has been on the market since September 2003; the sale of an idle manufacturing facility in North Carolina, which has been on the market since 1998; the ability to sell one, or more, of the Company’s operating divisions; the ability to enter into a business combination that will provide the Company with access to additional funds; and the ability to successfully renew its existing debt agreements, if they remain unpaid at maturity. There can be no assurances that the Company will be able to consummate any such asset sales, business combinations or debt renewals in amounts or in the time frame necessary to allow it to continue operations. Should the Company not be able to generate sufficient additional liquidity in a timely manner, it may be forced to liquidate and/or seek protection under federal bankruptcy statutes.

The Company’s primary source of liquidity has been earnings accumulated prior to 2001, an income tax refund of $3.7 million resulting from the carryback of its 2002 operating loss: and proceeds from a credit agreement with an asset-based lender. As of December 31, 2005, the Company’s working capital was $1.2 million which includes the carrying value of the Company’s headquarters building classified as held for sale of $2.4 million. Changes in the Company’s financial condition and liquidity during the two year period ended December 31, 2005 are generally attributable to operating losses sustained in each of the years, including the effect of significant research and development expenditures and borrowings under a credit agreement entered into in December 2004.

Net cash used by operating activities for the year ended December 31, 2005 was $2.5 million, compared to $3.8 million used by operations during 2005. In 2005, the primary items affecting operating cash flows were the net loss of $3.5 million, offset by $.9 million in non-cash expenses charged to operations. In 2004, the principal items affecting operating cash flow were the net loss of $4.9 million, changes in working capital items that consumed $.5 million of cash offset by $1.7 million in non-cash expenses charged to operations.

Investing activities generated $80,000 in cash in 2005, primarily from the sale of idle and excess equipment. Investing activities consumed $79,000 of cash in 2004, primarily from a partial installment payment related to the Ezy-Load acquisition.

Financing activities generated $1.6 million in cash in 2005 as a result of $1.9 million in borrowings, net of $.3 million of payments. Financing activities generated $1 million in cash in 2004 as a result of the funding of the term loan.

The Company’s Singapore subsidiary maintains a $540,000 line of credit facility to support the subsidiary’s credit commitments. As of December 31, 2005, $25,000 of the commitment was being utilized under letter of credit commitments in lieu of utility deposits.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Liquidity

The Company has sustained significant operating losses in each of the past five years. During this period, cash and equivalents have declined from $14.3 million to $.7 million. Management has taken several steps during this period to adjust the Company’s cost structure and align it with the level of business activity. Due to the continuing deterioration in its financial position, the Company no longer has the resources to continue to fund research and development activities in its Power Sources and Testing Equipment Divisions, nor to make capital expenditures in its Testing Division in amounts sufficient to reasonably expect such businesses to be able to return to profitability or to achieve positive cash flows. It is likely that some or all of the Company’s business units will be sold, liquidated or merged into another entity as a result of the Company’s present lack of liquidity.

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

Rapid Technological Changes and Product Development

Rapid technological advances resulting in changing customer requirements and evolving industry standards requiring frequent new product introductions and enhancements characterize the semiconductor industry. The inability to adequately fund research and development activities to enhance its current products and to develop and introduce new products that keep pace with technological developments and respond to constantly evolving customer requirements will significantly limit the Company’s ability to increase, or perhaps even sustain, current levels of revenues.

Competition

The markets in which the Company’s products and services are sold are subject to intense competition and are characterized by rapidly changing technology. The Company’s competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Competitive pressures often necessitate price reductions that can adversely affect operating results. The Company’s inability to sufficiently fund research and development activities and capital projects severely limit its ability to compete in its markets. There can be no assurance that the Company will be able to compete successfully in the future.

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

Intellectual Property

The Company attempts to protect its key intellectual property through patents, copyrights, trade secrets, trademarks, and other means. The Company believes, however, that its success will depend to a greater extent upon innovation, technological expertise, service after the sale and customer relationships. There can be no assurances that the Company will be able to protect its proprietary rights or that competitors will not be able to develop similar or superior technology independently. No assurance can be given that the claims allowed on any patents held by the Company will be sufficiently broad to protect the Company’s technology. No assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company or that third parties’ patents will not adversely affect the Company.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 7.    Financial Statements.

The financial statements of the Company and the related report of the Company’s independent registered public accounting firm thereon are included in this report and are referenced as pages F-1 to F-23.

RELIABILTY INCORPORATED

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Reliability changed its independent registered public accounting firm in June 2005 from Ernst & Young LLP to Fitts, Roberts & Co. P.C. Information regarding the change in the independent registered public accounting firm was reported in Reliability’s Current Report on Form 8-K dated June 17, 2005. There were no disagreements or any reportable events requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A.    Controls and Procedures.

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

Internal Control over Financial Reporting. During the fourth quarter of fiscal 2005, the Company has not made any change to its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 8B.    Other Information

Not applicable.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors of the Company at December 31, 2005 were as follows:

Name	Director since	Age	Other positions and offices presently held with the Company (and other principal occupation, if different)

Larry Edwards	1995	64	Chairman of the Board of Directors, President and Chief Executive Officer

Thomas L. Langford	1980	64	(Group Vice President, Consolidated Contractors International Co. S.A.L.)

Philip Uhrhan	1997	56	(Vice President—Finance, Solvay America, Inc)

C. Lee Cooke, Jr.	2004	61	(President, Chief Executive Officer, Habitek International, d/b/a U.S. Medical Systems, Inc.)

Mr. Edwards has been President and Chief Executive Officer of the Company since 1993 and has been a Director and Chairman of the Board of Directors since 1995. From 1990 to 1993, he served as President and Chief Operating Officer of the Company. Mr. Edwards joined the Company in 1977 as Manager of Engineering, Planning and Manufacturing Systems, and subsequently held the positions of Vice President—Operations, Corporate Vice President—Systems, and Executive Vice President—Systems.

Mr. Langford has been a Director of the Company since 1980. Mr. Langford’s principal occupation has been that of Group Vice President of Consolidated Contractors International Co. S.A.L., an engineering and construction company, since February 2001. He was Executive Vice President of Stone and Webster, Inc., a professional engineering, construction and consulting company, from 1997 to July 2000. In June 2000, Stone and Webster, Inc. filed a Chapter 11 Bankruptcy, and Mr. Langford served, from July 2000 until January 2001 as President and Chief Restructuring Officer of the Debtor in Possession of Stone and Webster. From 1991 until 1996, Mr. Langford was President of Parsons Corporation, an engineering and construction company.

Mr. Uhrhan has been a Director of the Company since 1997. Mr. Uhrhan’s principal occupation has been that of Vice President—Finance of Solvay America, Inc., a chemical and pharmaceuticals company, since 1996. Mr. Uhrhan was a Partner with Ernst & Young LLP for more than five years prior to his employment by Solvay America, Inc.

Mr. C. Lee Cooke, Jr. has been a director of the Company since July 2004. Since 1991 he has been President and Chief Executive Officer of Habitek International, Inc. d/b/a U.S. Medical Systems, Inc., a biomedical company. He served as Chairman of the Board, Chief Executive Officer and President of Sharps Compliance Corp. from March 1992 until July 1998. Mr. Cooke served as Chairman of the Board for Tanisys Technology, Inc. (“Tanisys”), a developer and marketer of semi-conductor testing equipment from February 2002 until February 2003 and served as Chief Executive Officer from March 2002 until February 2003. Mr. Cooke serves as an advisory director to the Staubach Group, CTLLC, a real estate representative company. Mr. Cooke also serves on the board of two other private companies. Mr. Cooke was President and Chief Executive Officer of CUville, Inc., d/b/a Good2CU.com, from 1999 until 2000. Mr. Cooke served as Chief Executive of The Greater Austin Chamber of Commerce from 1983 to 1987. From 1972 to 1983, Mr. Cooke also served in various management roles with Texas Instruments. From 1988 to 1991 he served in the elected position of Mayor of Austin, Texas. Mr. Cooke has served as director of New Century Equity Holdings Corp. (“New Century”), a publicly-held holding company focused on high growth companies since 1996.

The Company has an Audit Committee comprised of its three independent directors, Messrs. Langford, Uhrhan and Cooke, Jr. The Board has determined that the Company has two audit committee financial experts, as defined by the Securities and Exchange Commission, serving on its audit committee. Mr. Uhrhan, Chairman of the committee, and Mr. Langford qualify as financial experts and both are independent, as independence for audit committee members is defined by the Securities and Exchange Commission.

Executive officers of the Company as of December 31, 2005 were as follows:

Name	Age	Officer of Reliability Incorporated Since	Position Currently Held with Reliability Incorporated
Larry Edwards	64	1981	Chairman of the Board of Directors, President and Chief Executive Officer

James M. Harwell	51	1993	Executive Vice President and Chief Operating Officer

Paul Nesrsta	49	1993	Vice President

Carl Schmidt	49	2003	Chief Financial Officer, Secretary and Treasurer

Mr. Edwards has been President and Chief Executive Officer of the Company since 1993 and became a Director and Chairman of the Board of Directors in 1995. Mr. Edwards has been employed by the Company in various capacities since 1977.

Mr. Harwell was appointed Executive Vice President and Chief Operating Officer in July 2003. Mr. Harwell was also responsible for the operations of the Company’s Power Sources segment from July 2003 to March 2006. From November 2002 until July 2003, he served as Executive Vice President and Acting Chief Financial Officer. He was Vice President, Operations from 1996 until 2002, Vice President, Site Services from 1993 until 1996 and the division manager of the automation equipment division of the Company from 1991 to 1993.

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

The Securities Exchange Act of 1934, as amended, requires that the Company’s directors, executive officers and 10% stockholders (if any) report to the Securities and Exchange Commission certain transactions involving Common Stock. Based solely on a review of Forms 3, 4 and 5 furnished to the Company and representations received from persons subject to such reporting requirements, all filings were timely during the year ended December 31, 2005.

Item 10.    Executive Compensation.

Summary compensation table

The following table provides information as to the compensation paid by the Company and its subsidiaries, during fiscal years 2005, 2004 and 2003 to the chief executive officer and the two other highest paid executive officers and directors whose remuneration exceeded $100,000 in 2005.

	Annual compensation			Long-term compensation
(a)	(b)	(c)	(d)	(g)	(i)
Name and principal position	Year	Salary	Annual bonus	Securities underlying options (#)	All other compensation (1)
Larry Edwards, ,	2005	$169,988	$—	—	$4,577
President, Chairman of the Board	2004	169,988		40,000	5,100
and Chief Executive Officer	2003	169,988		50,000	5,100

James M. Harwell,	2005	$103,870	—	—	$2,797
Executive Vice President	2004	103,870		20,000	3,116
	2003	103,870		25,000	3,116

Carl Schmidt,	2005	$102,102	—	—	$2,513
Chief Financial Officer	2004	102,102		20,000	3,063
	2003	102,102		25,000	1,532

In 2003, 2004 and 2005, the Company did not provide any other compensation or long-term compensation plans for executive officers; thus columns (e), (f) and (h) are omitted from the above table.

(1)	Amounts shown in this column represent the Company’s matching and annual profit sharing contributions to the Employee Stock Savings Plan for the benefit of the named individual.

The Company sponsors an Employee Stock Savings Plan (the “Plan”). All U.S. employees of the Company who have been employed for six months are covered by the Plan. The Plan allows an employee to contribute up to 100% of defined compensation to the Plan. The Company matches employee contributions at a rate equal to 50% of the employee’s contributions, but the Company’s matching contribution is limited to 2% of the employee’s defined compensation. The Company also makes a contribution in an amount equal to 1% of the defined compensation of all participants. In addition, the Company may make additional voluntary profit sharing contributions based on the consolidated profits of the Company. The maximum voluntary profit sharing contribution is 5% of compensation. The Company did not make an additional voluntary profit sharing contribution in 2005, 2004 or 2003.

The Company has no long-term compensation plans, awards or arrangements, except for the Amended and Restated 1997 Stock Option Plan. The Company has no stock appreciation rights or option plans. The Company has no long-term incentive plan, defined benefit or actuarial plan, employment contracts or termination of employment or change in control agreements with any executive officer.

In addition to base salary, the Company has an incentive plan which applies to the CEO, all other executive officers, the directors and all salaried employees of the Company. The incentive plan has three components:

1.	a quantitative measure based on income before income tax of:

(a)	the Company as a whole in the case of the CEO and certain other executive officers; or

(b)	the subsidiary, industry segment or division (“Profit Center”) of the Company for which the executive is responsible;

2.	a qualitative measure, which is an evaluation of each individual’s performance during the year, made by the Committee for the CEO and by the CEO for all other executive officers; and

3.	a target incentive which is a quantitative percent of base salary.

Compensation to directors

Through October 2003, non-employee directors were paid a fee of $1,000 per month. In November 2003, the directors voted to reduce their monthly compensation by 15%, similar to the reductions imposed on the executive officers. Directors also participate in an incentive bonus program similar to the bonus program for the officers and salaried employees described above and participate in the Amended and Restated 1997 Stock Option Plan. In 2005, the Company was not profitable; thus the directors did not receive a bonus for 2005.

Stock Option Plan

Under the Amended and Restated 1997 Stock Option Plan (“Option Plan”), option grants are available for officers, directors and key employees. The objectives of the Option Plan are to promote the interests of the Company by providing an ownership incentive to officers, directors and key employees, to reward outstanding performance, and to encourage continued employment.

Under the Option Plan, the Board of Directors, which acts as Plan Administrator, determines the officers, directors and key employees to whom options are granted, the type of options, the number of shares covered by such options and the option vesting schedule. The Option Plan provides for the grant of stock options to purchase an aggregate of up to 1,500,000 shares of the Company’s Common Stock. All options are issued at market value on the date of the grant.

At December 31, 2005, options outstanding covered a total of 834,851 shares of Common Stock. At December 31, 2005, options covering 755,851, including options on 50,000 shares exercisable by outside directors, were exercisable, and options covering 79,000 shares were not yet exercisable. The purchase prices for the shares covered by existing unexercised options ranged from $.64 to $4.88, which were market values on the date of grant.

Option grants in last fiscal year

The Company made no stock option grants in 2005.

Aggregate option exercises in 2005 and outstanding stock option values as of December 31, 2005

The following table discloses, for the executive officers named in the above tables, information regarding options to purchase the Company’s Common Stock which were exercised during 2005 and options to purchase the Company’s Common Stock held at the end of 2005.

Name	Shares acquired on exercise	Value realized upon exercise	Number of securities underlying unexercised options at 12/31/05		Value of unexercised in-the-money options at 12/31/05 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
(a)	(#) (b)	(c)	(#) (d)	(#) (e)	(f)	(g)
Larry Edwards	—	$—	291,600	20,000	—	—
James M. Harwell	—	—	123,751	10,000	—	—
Carl Schmidt	—	—	50,000	10,000	—	—

(1)	The amounts, if any, in these columns are calculated using the difference between the exercise price and the closing price ($0.25) for the Common Stock on Pink Sheets on December 30, 2005 of in-the-money stock options.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal shareholders

Based on information provided to the Company, as noted below, the following person beneficially owned 5% or more of the 6,335,965 shares of Common Stock outstanding as of February 14, 2006:

Name and address	Voting shares and percent of total outstanding (1)		Dispositive shares and percent of total outstanding (2)
The Qubain Family Trust	362,786	5.73%	362,786	5.73%
28605 Matadero Creek Court
Los Altos Hills, CA 94022

(1)	Shares which the shareholder has the power to vote.
(2)	Shares which the shareholder has the power to sell.

The Qubain Family Trust acquired shares of Common Stock of the Company in 1998 when the Company issued shares as partial consideration for assets acquired from Basic Engineering Services and Technology Labs, Inc. (“BEST”). BEST subsequently transferred the shares to The Qubain Family Trust, which is the shareholder of BEST.

The information provided above for The Qubain Family Trust is based on filings made with the Securities and Exchange Commission pursuant to Section 13 of the Securities Exchange Act of 1934, as amended.

The Company’s Employee Stock Savings Plan (the “Plan”) owns a total of 426,144 shares (6.7% of the 6,335,965 shares of Common Stock outstanding as of February 14, 2006) of Common Stock. Each employee of the Company who participates in the Plan may direct the Trustee of the Plan on how to vote the stock beneficially owned by such employee, and, under certain circumstances, the employee can direct the sale of some or all of the shares held for his benefit. No employee owns 5% or more of the Company’s shares through the Plan.

Security ownership of management

As of March 27, 2006, the amount of Common Stock owned by the directors of the Company, each executive officer named in the compensation table and all directors and officers as a group is shown below. The business address of each person in the table below is 16400 Park Row, Houston, Texas 77084.

Name of individual or group	Amount and nature of beneficial ownership (1),(2)	Percent of class (3)
Larry Edwards	521,076	7.27%
C. Lee Cooke, Jr.	10,000.14
Thomas L. Langford	65,000.91
Philip Uhrhan	15,000.21
James M. Harwell	201,424	2.81
Carl Schmidt	69,538.97
All executive officers and directors as a group (six persons)	882,038	12.31

(1)	Each person has the sole power to vote and sell the shares shown in this column except that Mr. Edwards has shared power with his spouse to vote and sell 61,200 of the shares reported above.
(2)	Includes the following number of stock options acquirable within sixty days of March 27, 2006: Mr. Edwards, 311,600 shares; Mr. Cooke, 10,000 shares; Mr. Langford 45,000 shares; Mr. Uhrhan, 10,000 shares; Mr. Harwell 133,751 shares; Mr. Schmidt 60,000 shares and all directors and executive officers as a group 570,351 shares.
(3)	The percent stated in this column is based on the total beneficial ownership of the individual or group as a percent of the 6,335,965 shares of Common Stock outstanding as of March 27, 2006, plus the 829,851 shares acquirable under stock options on, or within 60 days of, March 27, 2006.

The Company is not aware of any contract or agreement which may at any subsequent date result in a change in control of the Company.

Item 12.    Certain Relationships and Related Transactions.

Not applicable.

Item 13.    Exhibits

(a) The following financial statements are filed as part of this report:

1.	Consolidated Financial Statements: Listed in the Index to Financial Statements provided in response to Item 7 hereof (see p. F-1 for Index)

2.	Financial Statement Schedule. Financial Statement schedules are omitted because they are inapplicable or the required information is shown in the financial statements or noted therein.

(b) The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation (with amendment). Reference is made to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

3.2	Restated Bylaws. Reference is made to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.1	Loan Agreement with Briar Capital, L.P. Reference is made to Exhibit 10.1 of the Company’s Form 8-K, filed on December 20, 2004.

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Rule 13a-14(a)/15b-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c) Reports on Form 8-K during the last quarter of the fiscal year covered by this report:

Form 8-K filed November 17, 2005 announcing a contract for the sale of the Company’s Headquarters building.

Item 14.    Principal Accountant’s Fees and Services

Ernst & Young LLP served as the Reliability’s independent registered public accounting firm for fiscal 2004. On June 16, 2005, Reliability’s Audit Committee dismissed Ernst & Young LLP as the independent registered public accounting firm engaged to audit its financial statements after a review by the Audit Committee of Ernst & Young’ proposed auditing charges for fiscal 2005.

On June 16, 2005, Reliability’s Audit Committee engaged Fitts, Roberts & Co., P.C. (“Fitts, Roberts”) as its independent registered public accounting firm. The Audit Committee had previously reviewed proposals from two other firms.

Fees Paid to Principal Accounting Firm

Aggregate fees billed to Reliability by Fitts, Roberts for fiscal year 2005 and Ernst & Young LLP for fiscal year 2004 are listed below:

Fee category	2005	2004
Audit fees	$82,000	$183,000
Audit-related fees	4,000	16,000
Tax fees:
Tax compliance/preparation	7,000	26,000
Other tax services	—	13,000

Total tax fees	7,000	39,000
All other fees	—	—

Total fees	$93,000	$238,000

Audit Fees: Consists of fees billed for professional services rendered for the audit of Reliability’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by its independent registered public accounting firm.

Audit-Related Fees: Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Reliability’s consolidated financial statements and are not reported under “Audit Fees”. These services include employee benefit plan audits and consultations concerning financial accounting and reporting standards.

Tax Fees: Consists of tax compliance/preparation and other tax services. Tax compliance/preparation consists of fees billed for professional services related to federal, state and international tax compliance. Other tax services consist of fees billed for other miscellaneous tax consulting and planning.

Pre-Approval Policies and Procedures for Audit and Non-Audit Services.

The audit committee has developed policies and procedures concerning its pre-approval of the performance of audit and non-audit services for the Company by Fitts, Roberts. These policies and procedures provide that the Chairman of the audit committee must pre-approve 100% of all audit and permitted non-audit services (including the fees and terms thereof). The Chairman reports all such services approved to the full audit committee at its next meeting. In pre-approving all audit services and permitted non-audit services, the audit committee or a delegated member must consider whether the provision of the permitted non-audit services is comparable with maintaining the independence of Fitts, Roberts and its status as the Company’s independent auditors.

SIGNATURES

In accordance with Section 13 or (15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	March 28, 2006

RELIABILITY INCORPORATED (Registrant)

BY	/s/ CARL V. SCHMIDT
Carl V. Schmidt, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE: March 28, 2006

BY	/s/ LARRY EDWARDS
Larry Edwards, Chairman of the Board of Directors, President and Chief Executive Officer

DATE: March 28, 2006

BY	/s/ CARL V. SCHMIDT
Carl V. Schmidt, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ LARRY EDWARDS Larry Edwards, Director	DATE: March 28, 2006

/s/ THOMAS L. LANGFORD Thomas L. Langford, Director	DATE: March 28, 2006

/s/ PHILIP UHRHAN Philip Uhrhan, Director	DATE: March 28, 2006

/s/ C. LEE COOKE JR. C. Lee Cooke, Jr., Director	DATE: March 28, 2006

RELIABILITY INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Reliability Incorporated

We have audited the accompanying consolidated balance sheets of Reliability Incorporated as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company for the year ended December 31, 2004, were audited by other auditors. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated March 8, 2005, except for Note 11, as to which the date is March 24, 2006.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliability Incorporated at December 31, 2005, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company’s negative trends, including recurring losses from operations and negative cash flows from operating activities raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    Fitts, Roberts & Co., P.C.

Houston, Texas

March 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Reliability Incorporated

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Reliability Incorporated for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Reliability Incorporated for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company’s negative financial trends, including recurring losses from operations and negative cash flows from operating activities, raise substantial doubt about its ability to continue as a going concern. The 2004 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

Houston, Texas

March 8, 2005,

except for Note 11, as to which the date is

March 24, 2006

RELIABILITY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

ASSETS

December 31, 2005
Current assets:
Cash and cash equivalents	$742
Accounts receivable	697
Inventories	144
Prepaid expenses	156
Investments	207
Assets held for sale	2,478

Total current assets	4,424

Property, plant and equipment, at cost:
Machinery and equipment	11,720
Leasehold Improvements	629

12,349
Less accumulated depreciation	12,179

170

Assets held for sale	1,000

$5,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$59
Accrued liabilities	562
Notes payable	2,556

Total current liabilities	3,177

Stockholders’ equity:
Common stock, without par value; 20,000,000 shares authorized; 6,690,265 shares issued	9,721
Accumulated deficit	(6,268)
Accumulated other comprehensive income (loss)	58
Less treasury stock at cost, 354,300 shares	(1,094)

Total stockholders’ equity	2,417

$5,594

See accompanying notes.

RELIABILITY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2005	2004
Revenues
Product sales	$1,409	$1,512
Services	1,491	1,613

	2,900	3,125

Costs and expenses:
Cost of product sales	1,280	1,258
Provisions for excess and obsolete inventories	320	152
Cost of services	1,382	1,714
Marketing, general and administrative	2,424	2,944
Research and development	660	708
Severance costs	156	—

	6,222	6,776

Operating loss	(3,322)	(3,651)

Interest expense	233	—
Interest income	16	17
Other income—net	46	55

Loss from continuing operations, before income taxes	(3,493)	(3,579)
Income tax (benefit)	—	(19)

Loss from continuing operations	(3,493)	(3,560)
Income (loss) from discontinued operations	9	(1,353)

Net loss	$(3,484)	$(4,913)

Basic and diluted loss per share:
Continuing operations	$(.55)	$(.56)

Discontinued operations	—	(.22)

Net loss	$(.55)	$(.78)

Weighted average shares:
Basic	6,336	6,336

Diluted	6,336	6,336

See accompanying notes.

RELIABILITY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,484)	$(4,913)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	424	822
Provision for deferred income taxes	—	(19)
Provision for inventory obsolescence	320	206
Asset impairment charges	81	678
Provision for uncollectible accounts	3	—
Write off leasehold improvements	17	—
Write down equity investments	37	—
Gain on sale of equipment	(53)	—
Changes in operating assets and liabilities:
Accounts receivable	(13)	(211)
Inventories	83	19
Prepaid expenses and other current assets	58	(58)
Accounts payable	(40)	(330)
Accrued liabilities	56	48

Total adjustments	973	1,155

Net cash used by operating activities	(2,511)	(3,758)

Cash flows from investing activities:
Acquisition of Ezy-Load product line	—	(75)
Proceeds from sale of equipment	82	—
Proceeds from sale of investments	—	2
Expenditures for property and equipment	(2)	(6)

Net cash provided (used) by investing activities	80	(79)

Cash flows from financing activities:
Borrowings under term loan	—	1,000
Borrowings under line of credit	1,825	—
Borrowings under premium finance note	48	—
Repayments on line of credit	(300)	—
Principal payments on notes payable	(17)	—

Net cash provided (used) by financing activities	1,556	1,000

Net decrease in cash and cash equivalents	(875)	(2,837)

Cash and cash equivalents:
Beginning of period	1,617	4,454

End of period	$742	$1,617

Supplemental cash flow information:
Interest paid	$159	—

See accompanying notes.

RELIABILITY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005 and 2004

(In thousands)

	Common Stock		Retained Earnings (Deficit)	Treasury Stock (at cost)		Accumulated Other Comprehensive Income (Loss)	Total Amount	Total Comprehensive Income (Loss)
	Shares	Amount		Shares	Amount
Balance at December 31, 2003	6,690	$9,721	$2,129	(354)	$(1,094)	$28	$10,784
Comprehensive (loss):
Net (loss)			(4,913)				(4,913)	$(4,913)
Unrealized net (losses) on marketable equity securities						(15)	(15)	(15)

Total comprehensive (loss)								$(4,928)

Balance at December 31, 2004	6,690	$9,721	$(2,784)	(354)	$(1,094)	$13	$5,856
Comprehensive (loss):
Net (loss)			(3,484)				(3,484)	(3,484)
Unrealized net gains on marketable equity securities						45	45	45

Total comprehensive (loss)								$(3,439)

Balance at December 31, 2005	6,690	$9,721	$(6,268)	(354)	$(1,094)	$58	$2,417

See accompanying notes.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND LIQUIDITY

Reliability Incorporated (“Reliability” or the “Company”) is a United States based corporation with operations in the United States and Singapore. The Company is principally engaged in the design, manufacture, marketing and support of high performance equipment used to test and condition integrated circuits. The Company also designs, manufactures and markets a line of DC-DC power converters, operates a service facility in Singapore that conditions and tests integrated circuits as a service for others, and from July 2003 through January 2005, produced and marketed a hydraulic lifting device for the automotive aftermarket. (See Note 11 which discusses the termination of the Asset Purchase Agreement for this hydraulic lift product)

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company’s business is largely dependent on the capital equipment expenditures of integrated circuit manufacturers and the overall demand for products utilizing integrated circuits. Beginning in 2001 the entire semiconductor industry experienced a sharp downturn that resulted in a significant decrease in demand for the Company’s products and services in all of its historical business segments. As a result, revenues in the four-year period from 2002 through 2005 of $12.2 million approximated 2001 revenues of $12.1 million. Other factors contributing to this decline include overcapacity in the markets the company serves, increased competition from foreign sources, reduced capital spending, significant reductions in burn-in times by some customers, a move away from conventional burn-in by a major customer, and the Company’s inability to generate sales for its newer products and services. Despite improvements in industry conditions such as semiconductor industry revenues and semiconductor capital equipment revenues in the periods 2003-2005, the Company did not participate in this recovery. The Company was unable to secure orders for its latest generation burn-in and test system that had been under development since 2001. In August 2005, the Company suspended research and development activities for this product.

During the period from 2002-2005, the Company made several workforce reductions and restructured its operations in order to reduce its fixed operating costs. Despite these cost reduction actions, the Company incurred operating losses of $24.8 million, pre-tax losses of $23.9 million and consumed approximately $17.8 million of cash during this period. As a result of these continuing operating losses and decline in the Company’s cash position, substantial doubt is raised about the Company’s ability to continue as a going concern.

As a result of the continuing deterioration in its financial position, the Company is unable to sufficiently fund projects in any of its three business lines that might enable the Company to return to profitability or generate positive cash flow. Such projects include increased research and development activities in its Testing Products and Power Sources divisions, and capital investments in state-of-the-art equipment for its Services division. Based upon its current financial position, its needs for an immediate infusion of cash and an evaluation of the prospects for continuing to operate its current three business segments, the Company has concluded that it should pursue one, or some combination, of the following courses of action: sell its real estate holdings; sell some or all of its business units; entering into a business combination; make distributions to its shareholders of the proceeds of asset or business line sales, possibly through a corporate liquidation. There can be no assurances that the Company will be able to successfully complete any of these transactions or be able to maintain sufficient liquidity over a period of time that will allow it to carry out these actions, in which case the Company might be forced to liquidate or seek protection under the Federal bankruptcy statutes, or both.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

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

INVENTORIES

Inventories, at December 31, 2005 are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include (in thousands):

Raw materials	$51
Work-in-progress	25
Finished goods	68

$144

Inventories are presented net of reserves for excess and obsolete inventories of $787,000. The Company monitors its inventories to identify and write off or establish reserves for write-off of excess and obsolete inventories.

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

Marketable equity securities are classified as available-for-sale and are carried at their fair value on the balance sheet, with unrealized gains and losses, reported as a separate component of stockholders’ equity. Marketable equity securities are stated at market value, as determined by the most recently published trade price of the securities at the balance sheet date.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

The following table summarizes the Company’s investments at December 31, 2005 (in thousands):

Marketable equity securities, at cost	$149
Gross unrealized gains	73
Gross unrealized losses	(15)

Estimated fair value	207
Amount classified as current	207

Amount classified as long-term	$—

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. For financial statement purposes, depreciation is computed principally on the straight-line method using lives of six years for leasehold improvements and the double-declining balance and straight-line methods using lives from two to eight years for machinery and equipment.

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

	2005	2004
	(in thousands)
Reported net loss	$(3,484)	$(4,913)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(47)	(144)

Pro forma net loss	$(3,531)	$(5,057)

Basic and Diluted loss per share, as reported:
Continuing operations	$(.55)	$(.56)
Discontinued operations	—	(.22)

Net Loss	$(.55)	$(.78)

Pro forma net loss per share, as if the fair value method had been applied to all awards:
Continuing operations	$(.56)	$(.58)
Discontinued operations	—	(.22)

Net Loss	$(.56)	$(.80)

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

The pro forma disclosures above are not necessarily indicative of the effects of applying SFAS 123 in future years.

(1)	No tax benefits were attributed to SFAS No. 123 based compensation as the Company has provided a full valuation allowance on its net tax deferred tax assets.

The fair value of options granted was estimated at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions.

	2005	2004
Risk-free interest rate	N/A	4.22%
Expected lives (years)	N/A	5
Expected volatility	N/A	53%
Expected dividend yield	N/A	0%

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

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

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

The Company sells its products and services to a limited number of customers (See Note 4). Accounts receivable from the Company’s largest customer were $248,000 at December 31, 2005.

The Company’s revenues are primarily denominated in U.S. dollars, thus the risks of foreign exchange fluctuations are generally not material.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The recorded amounts of cash, accounts receivable, accounts payable, accrued liabilities and notes payable, as presented in the financial statements, approximate fair value because of the short-term maturity of these instruments. See the disclosures above for fair value information related to investments in marketable equity securities.

The carrying value of debt is considered by Management to be a reasonable estimate of its fair value, due to the variable interest rates associated with the substantial majority of its borrowings.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES

Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Options to purchase 935,000 and 1,024,000 shares of common stock of the Company were excluded from the computation of diluted earnings (loss) per share during 2005 and 2004, respectively, since inclusion of these options in the calculations would have been anti-dilutive.

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

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2004, the FASB concluded that SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for interim or annual periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123R (for small public filers such as the Company) to the annual period beginning after December 15, 2005. SFAS 123R provides two tentative adoption methods. The first method is a modified prospective transition method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS 123R would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS 123R in accordance with the original provisions of SFAS 123; that is, an entity would recognize employee compensation costs in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS 123R unless those changes represent a correction of an error. For periods after the date of adoption of SFAS 123R, the modified prospective transition method described above would be applied. We will adopt SFAS 123R in the first quarter of fiscal 2006 and intend to use the modified prospective method, although we continue to review our alternatives for adoption under this new pronouncement. Based upon our projection of unvested stock options at the implementation date and potential future option grants, we expect the adoption to result in recognition of additional compensation cost in immaterial amounts during fiscal 2006.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. We will adopt SFAS 151 in the first quarter of fiscal 2006. As we were already in compliance with the guidance of SFAS 151, the adoption will not have a material impact on our consolidated financial statements.

2.    INCOME TAXES

The provision (benefit) for income taxes is based on income (loss) from continuing operations before income taxes, as follows:

Geographic Area	2005	2004
	(In thousands)
United States	$(3,057)	$(2,786)
Foreign	(456)	(816)
Elimination’s	20	23

	$(3,493)	$(3,579)

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

The components of the provision (benefit) for income taxes are as follows:

	Current	Deferred	Total
(In thousands)
2005
Federal	$—	$—	$—
Foreign	—	—	—
State	—	—	—

	$—	$—	$—

2004
Federal	$—	$(19)	$(19)
Foreign	—	—	—
State	—	—	—

	$—	$(19)	$(19)

The differences between the effective tax rate reflected in the provision (benefit) for income taxes on income (loss) from continuing operations before income taxes and the amounts determined by applying the statutory U.S. tax rate of 34% are analyzed below:

	2005	2004
	(In thousands)
Provision (benefit) at statutory rate	$(1,188)	$(1,217)
Foreign statutory rate differential—Singapore	64	114
Impact of Singapore rate reduction	—	86
Change in valuation allowance	1,129	1,050
Correction of carryforward balances	—	(48)
Other	(5)	(4)

	$—	$(19)

The significant components of the Company’s net deferred tax liabilities and assets related to continuing operations at December 31,2005 (in thousands) were as follows:

2005
Deferred tax assets:
Inventory and asset impairment reserves	$714
Accrued expenses not currently deductible	136
Net operating loss carryover—U.S.	3,414
Net operating loss carryover—Singapore	1,057
Capital loss carryover	309

Total deferred tax assets	5,630
Valuation allowance	5,590

Net deferred tax assets	40

Deferred tax liabilities:
Depreciation	40

Total deferred tax liabilities	40

Net deferred tax (assets) liabilities	$0

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

The valuation allowance for net deferred tax assets related to continuing operations increased by $1,129,000 in 2005. The increase is the result of an increase in deductible temporary differences, primarily loss carryforwards. The Company has established valuation allowances related to certain tax benefits where management believes that the available evidence indicates that it is more likely than not that the Company will not realize the tax benefit. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

A roll forward of the valuation allowance for the net deferred tax assets related to continuing operations (in thousands):

Balance at December 31, 2004, as previously reported	$4,921
Less amount related to discontinued operations	(460)
Addition to valuation allowance in 2005	1,129

Amount related to continuing operations at December 31, 2005	$5,590

The tax benefit recognized in 2004 related to the reassessment of the impact of the reversal of certain temporary differences beyond the 20 year operating loss carryforward period. There was no taxable income in the two-year carryback period to offset the operating losses generated in 2005 or 2004.

At December 31, 2005, the Company had U.S. operating loss carryforwards of $11.4 million that expire as follows:

Year	Amount (in millions)
2023	$4.6
2024	3.2
2025	3.6

$11.4

The Company’s Singapore subsidiary has an operating loss carryforward of $5.3 million that may be carried forward indefinitely. Due to the uncertainty of the realization of the domestic and foreign loss carryforwards, the Company has established a valuation allowance for the entire amount of the carryforward benefits.

The Company established valuation allowances of $309,000 and $296,000 as of December 31, 2005 and 2004, respectively, with respect to the capital loss carryover because realization is dependent upon the Company generating capital gain income within the carryforward period, and it is more likely than not that the Company will not generate capital gain income at levels necessary to absorb the loss. The capital loss carryovers will expire beginning in 2006.

As of December 31, 2005, the Company had $1.8 million of accumulated foreign earnings which are considered permanently reinvested and for which no deferred taxes have been provided.

The Company made no cash payments for income taxes in 2005 or 2004.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

3.    CREDIT AGREEMENTS

Notes payable consists of the following (in thousands):

Term loan	$988
Revolving line of credit	1,525
Premium finance note	43

$2,556

The term loan and line of credit are part of a credit agreement (the “Credit Agreement”) executed in December 2004 with an asset-based lender. The Credit Agreement consists of two components: a $1 million term loan (the “Term Loan”) and a $1.9 million revolving credit loan (the “Revolver”). Both the Term Loan and the Revolver have an initial term of eighteen months and are renewable, subject to the satisfaction of certain terms and conditions, for an additional twelve-month period. The Term Loan and the Revolver bear interest at 6% over the prime lending rate (13% at December 31, 2005), adjusted monthly, with an interest rate floor of 11.25%. Availability under the line of credit at December 31, 2005 is $230,000, which includes escrow holdbacks of $145,000 by the lender for property taxes and insurance.

The Term Loan requires monthly payments on a basis of a twenty-year amortization, with a balloon at maturity. Borrowings under the Revolver require only monthly interest payments. The Company pledged substantially all of its domestic assets as security under the Credit Agreement. The Credit Agreement, notes for the Term Loan and Revolver and security agreements contain default provisions permitting the Lender to accelerate payment of the Loans, and prohibit the Company from paying dividends. The Company will use the proceeds of the Credit Agreement to fund its operations and expects to repay the borrowings from proceeds to be derived from the sale of real estate at its Houston headquarters complex.

The premium finance note is payable to a finance company that specializes in financing insurance premiums. The note is unsecured, bears interest at 7.36% and has 9 remaining payments of $4,976.

The Company’s Singapore subsidiary maintains an agreement with a Singapore bank that provides for a maximum credit of 900,000 Singapore Dollars (U.S. $540,000 at December 31, 2005) at the bank’s prime rate plus 2% (7% at December 31, 2005). The credit can be in the form of an overdraft facility (300,000 Singapore dollar sub-limit), banker’s guarantees or letters of credit. There were no balances outstanding at December 31, 2005, but amounts utilized under letter of credit commitments totaled $25,000. The facility is collateralized by substantially all assets of the subsidiary and requires maintenance of a minimum net worth of the Singapore subsidiary. Payment of dividends requires written consent from the bank, and continuation of the credit facility is at the discretion of the bank. The net assets of the Singapore subsidiary comprise 28% of the consolidated total.

4.    SEGMENT INFORMATION

The Company had three operating segments during 2005 and 2004 based on the following product and service offerings: (1) the Test and Conditioning Products segment, which designs, manufactures and markets equipment used in the testing and conditioning of integrated circuits by semiconductor manufacturers; (2) the Services segment, which operates a services facility in Singapore to condition and test integrated circuits as a service to others; and (3) the Power Sources segment, which designs, manufactures and markets power sources, primarily a line of DC-DC power converters that convert direct current voltage into a higher or lower voltage.

See also Note 11, which discusses the closure of the former Automotive segment.

The Company evaluates performance and allocates resources based on operating income, which is defined as income before interest income, interest expense and income taxes.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Financial information by industry segment is as follows:

	2005	2004
	(In thousands)
Revenues from external customers:
Testing Products	$748	$535
Services	1,491	1,613
Power Sources	661	977

Inter-segment revenues:
Testing Products	24	58
Services	47	—
Power Sources	—	—
Elimination’s	(71)	(58)

	$2,900	$3,125

Operating income (loss)
Testing Products	$(1,769)	$(1,900)
Services	(483)	(755)
Power Sources	(627)	(161)
Provision for impairments, severance, and restructuring of Testing Products operations	(81)	—
General corporate expenses	(362)	(835)

	$(3,322)	$(3,651)

Total assets:
Testing Products	$289	$3,601
Services	649	1,210
Power Sources	212	427
Discontinued operations	—	102
General corporate assets	4,444	2,121

	$5,594	$7,461

To consistently present the allocation of corporate expenses to the operating divisions, an additional $360,000 of corporate overhead has been allocated to the Services segment for year ended December 31, 2004. This resulted in an increase in the operating loss of the Services segment for the 2004 period from the amount previously reported and a corresponding decrease in general corporate expenses of a like amount in the period.

Other than as described above, there were no other changes in the accounting policies and procedures used to determine segment income or loss. It should also be noted that due to the closure of the Automotive segment in January 2005, corporate allocations to the remaining operating segments increased. In the 2004 period, $385,000 of corporate overhead was allocated to the Automotive segment.

In September 2005, the Company’s headquarters building, with a net book value of $2.4 million, was reclassified to Assets Held for Sale in the accompanying balance sheet. As a result, the building, which has historically been reported in the Testing Products segment, is now being reported as a general corporate asset.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Sales to a major customer in the Services segment accounted for 37% and 40% of consolidated revenues in the years ended December 31, 2005 and 2004, respectively. Loss of this major customer would have a material adverse affect on the company’s results of operations and financial position.

Financial information by industry segment is as follows—(continued):

	2005	2004
	(In thousands)
Depreciation and amortization:
Testing Products	$222	$392
Services	193	405
Power Sources	3	4
Discontinued operations	6	21

	$424	$822

Capital expenditures:
Testing Products	$2	$6
Services	—	—
Power Sources	—	—

	$2	$6

General corporate assets consist of cash investments, assets held-for-sale and certain equity and debt investments that are not specifically identifiable to a segment.

The Company had export revenues from its United States operation to the following geographical areas:

	2005	2004
	(In thousands)
Asia and Pacific	$418	$35
Central and South America	2	18
Europe	242	425
North America and other	18	15

	$680	$493

Export revenues from its United States operation are attributed to geographic areas based on delivery locations.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Financial information by geographic area is as follows:

	2005	2004
	(In thousands)
Revenues from external customers:
United States	$1,252	$1,271
Singapore	1,648	1,854
Inter-geographic revenues:
United States	24	58
Singapore	47	—
Elimination’s	(71)	(58)

	$2,900	$3,125

Property, plant and equipment, net:
United States	$9	$2,825
Singapore	161	371

	$170	$3,196

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

The Company’s revenues are concentrated in the semiconductor and electronics industries. However, the Company’s customers operate in diverse markets and geographic areas. Customers of the respective segments are indicated by an “X” in the table. Revenues from major customers, as a percent of total revenues are as follows:

	Total Revenues	Testing Products	Services
2005
Customer A	37%		X
Customer B	11%	X
2004
Customer A	40%		X
Customer B	4%	X

5.    STOCKHOLDERS’ EQUITY

STOCK OPTION PLAN

Under the Amended and Restated 1997 Stock Option Plan (“Option Plan”), 1,500,000 shares of common stock were made available for future grants. The Option Plan permits the granting of both incentive stock options and non-qualified options to directors, executive officers and other key employees of the Company and its subsidiaries. The term and vesting of each option is determined by the Board of Directors. The term of each incentive stock option may not exceed 10 years. The exercise price is the fair market value of the Company’s common stock on the date the option is granted. Incentive stock options generally vest in three installments beginning six months after the option award. The second and third installments generally vest on March 1, one and two years after the initial vesting date. Non-qualified options generally vest on the date granted, but may vest in one or more installments. All option awards encourage the recipients to own shares of common stock by

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

requiring optionees to own shares of Company stock in order to avoid the forfeiture of certain of their unexercised options. The stock ownership inducements begin approximately two years after the option grant date and, in certain instances, increase in three to five annual increments. Unexercised options terminate in installments if the required number of shares of common stock is not owned on the specified date. The number of shares available for future grant was 448,000 at December 31, 2005.

A summary of the Option Plan activity is as follows:

	Options Activity	Weighted Average Exercise Price
Balance at December 31, 2003	839,000	$2.66
Options granted	142,000	0.66
Options expired or cancelled	(57,000)	2.50

Balance at December 31, 2004	924,000	2.36

Options expired or cancelled	(89,000)	2.04

Balance at December 31, 2005	835,000	$2.40

The following table summarizes information about stock options outstanding and exercisable under the Option Plan at December 31, 2005:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life in Years	Outstanding Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Weighted Average Exercise Price
$0.64	115,000	8.8	$0.64	56,000	$0.64
0.82	15,000	8.5	0.82	5,000	0.82
1.17	170,000	7.6	1.17	160,000	1.17
1.10	15,000	7.0	1.10	15,000	1.10
2.55	164,000	6.0	2.55	164,000	2.55
2.57	81,000	3.9	2.57	81,000	2.57
4.88	81,000	3.2	4.88	81,000	4.88
$3.50	194,000	3.0	3.50	194,000	3.50

	835,000		$2.40	756,000	$2.57

As of December 31, 2004, 924,000 of the outstanding options were exercisable at a weighted average exercise price of $2.92.

In addition to the options outstanding under The Company’s Stock Option Plan, 100,000 options issued in connection with a business combination were outstanding at December 31, 2005. These options are exercisable at $1.50 per share and all were exercisable at December 31, 2005. These options expire in July 2009.

6.    EMPLOYEE STOCK SAVINGS PLAN

The Company sponsors an Employee Stock Savings Plan (the “Plan”). The Plan allows eligible United States employees to contribute up to 100% of defined compensation to the Plan and to elect to have contributions not be subject to Federal income taxes under Section 401(k) of the Internal Revenue Code. The Company

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

matches employee contributions to the Plan at a rate equal to 50% of the employee’s contribution, but the Company’s matching contribution is limited to 2% of the employee’s defined compensation. The Company also makes a voluntary contribution of an amount equal to 1% of the defined compensation of all participants. The Company also contributes a profit sharing amount based on the consolidated profits of the Company. The maximum profit sharing contribution is 5% of compensation. The Company’s contributions for matching and voluntary contributions (there were no profit sharing contributions in 2005 or 2004) were $30,000 in 2005, and $44,000 in 2004. Employee contributions may be invested in Company stock or other investment options offered by the Plan. The Company’s contributions, both matching and profit sharing, are invested solely in Company stock, and vest with the employee over six years. The Plan allows employees who are over age 55 and 100% vested in their employer contribution accounts to begin diversifying out of amounts that have been invested in Company stock through Company contributions over a 10-year period, starting at 25% in the first year and progressively increasing to 100% diversification at year 10.

The Company registered and reserved 500,000 shares in 1992, and registered and reserved 500,000 additional shares in 2001, of common stock for sale to the Plan. The registration statements cover shares purchased both in the open market and from the Company. The Plan did not purchase any shares from the Company during the two-year period ending in 2005. The Plan purchased in the open market 99,000 and 36,000 shares during 2005 and 2004 for an aggregate purchase price of $39,000 and $40,000, respectively. At December 31, 2005, 247,000 reserved shares remain unissued under the 2001 registration statement.

7.    COMMITMENTS

The Company’s Singapore subsidiary leases manufacturing and office facilities under non-cancelable operating lease agreements expiring in 2006. Rental expense for 2005 and 2004 was $242,000 and $256,000, respectively.

Future minimum rental payments under operating leases in effect are as follows (in thousands):

Year	Amount
2006	$203

8.    ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

Payroll	$145
Property taxes	131
Leasehold reinstatement	50
Professional fees	136
Interest	26
Other	74

$562

9.    ASSET IMPAIRMENTS, RESTRUCTURING AND SEVERANCE COSTS

During January 2005, the Company placed a Criteria 20 unit with a semiconductor manufacturer to enable the customer to evaluate the performance of the unit. Late in June 2005, the semiconductor manufacturer notified the Company that it would be returning the unit to the Company and that it no longer had plans to purchase a unit. In light of this negative development in terms of potential future sales for the Testing Products Division, it was determined that a review of the recoverability of the assets of the Division should be performed. As a result

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

of this review, an impairment charge of $81,000 was recorded to reduce the carrying value of the fixed assets of the Division to their estimated fair value, based on valuations from used equipment dealers. Additionally, a charge of $87,000 was recorded to reduce the carrying value of the Division’s inventory. These charges were recorded in June 2005 and are reported as Cost of product sales and provisions for excess and obsolete inventories in the accompanying financial statements.

Due to the continued lack of demand for the Company’s burn-in and test systems, with no existing prospects for a sale of a Criteria 20 in the foreseeable future, and in order to reduce cash expenditures, the Company decided to suspend research and development activities and to reduce resources in related sales, production and testing functions in its Testing Products Division. Effective August 5, 2005, the Company reduced its Houston-based workforce by 45%. Severance costs of $156,000 were incurred and reported in the results of operations for the period ended September 30, 2005. The estimated annual savings of this workforce reduction are $650,000, of which $320,000 is estimated to be in research and development costs, $230,000 in cost of sales and $100,000 in marketing, general and administrative expenses.

10.    OTHER INCOME

Other income consists of the following (in thousands):

	2005	2004
Rental income	$68	$55
Write-down of investment securities	(37)	—
Gain on sale of assets	15	—

	$46	$55

Rental income is attributable to the former North Carolina manufacturing facility and idle space at the Houston headquarters facility.

11.    DISCONTINUED OPERATIONS—AUTOMOTIVE DIVISION

Effective January 29, 2005, the Company terminated the Asset Purchase Agreement between the Company and Futura International, Inc. (“Futura”) for the purchase of the Ezy-Load product line. The Ezy-Load product line consisted of a hydraulic lift device that was installed in the bed of pickup trucks. The Company elected to terminate the agreement due to continued disappointing sales of the product and the amount of capital required to sustain the sales and marketing efforts. As a result of the termination, the Company ceased manufacturing and marketing the Ezy-Load product. With the exception of inventories, the Company reconveyed to Futura all assets previously acquired from Futura, consisting primarily of intellectual property rights. The Company was relieved of all payment liabilities to Futura, including $225,000 of contingent purchase price payments scheduled for 2005 and future royalties.

Results of operations for the former Automotive segment are reported as discontinued operations in the accompanying Statement of Operations for each period presented. Net sales and the results from discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2005	2004
Product Sales	$37	$62
Income (loss) from discontinued operations	$9	$(1,353)

The loss from discontinued operations in 2004 includes a $673,000 impairment charge to write off goodwill. No income tax provision (benefit) was recorded in 2005 or 2004 due to the Company’s substantial tax loss carryforward position.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

In addition, the impact of the reclassifications resulted in changes to amounts reported in previous years in Notes 1, 2 and 4.

12.    ASSETS HELD FOR SALE

Assets held for sale consists of the following (in thousands):

Land and building—Houston	$2,429
Production equipment	49

Total current	$2,478

Land and building—North Carolina	$1,000

In 2003, the Company listed its Houston headquarters building for sale. In previous periods, it was determined that the building did not meet the criteria to be classified as “held for sale”, due to logistical requirements that might have required a potential sales contract to include terms that were not deemed to be “usual and customary for the sales of such assets”.

Whereas all of the employees of the production department were terminated as part of the reduction in workforce described in Note 9, the Company performed an impairment review of the production equipment. The equipment was written down to its estimated fair value and is being actively marketed.

As a result of the cessation of research and development activities in the Testing Product Division (as discussed in Note 9) and the decision to sell the production equipment of the Division, it has been determined that the Houston headquarters building now meets the criteria to be classified as “held for sale” in the accompanying balance sheet. The building is carried at its depreciated cost, as such amount is less than its estimated fair value.

The Company shut down a Services facility in North Carolina in April 1998. The land and a building previously occupied by the Services operation are presented as assets held for sale in the accompanying consolidated balance sheet. Impairment charges of $700,000 in 2002 and $335,000 in 2003 were recorded to state the assets at the lower of carrying amount or fair value, less estimated cost to sell. The carrying amount of this property at December 31, 2005 is supported by an appraisal performed in January 2005. The assets held for sale have been actively marketed since 1998 at an asking price that is estimated to be a price that would be paid by an end user, although no assurances can be given that they will be sold during 2006.

13.    FOURTH QUARTER RESULTS—UNAUDITED

The Company incurred a net loss of $492,000 in the fourth quarter of 2005. This loss included charges for excess and obsolete inventories of $132,000, of which $101,000 related to its Power Sources segment.

14.    SUBSEQUENT EVENTS

On March 14, 2006 the Company sold its Power Sources Division to Reliability Power, Inc., an unaffiliated third party. Proceeds from the sale were $284,000. The transaction is expected to result in a gain of approximately $120,000 that will be reported in the quarter ended March 31, 2006, at which time the Power Sources Division will be reported as discontinued operations. Principally, as a result of the sale of the Power Sources Division described above, the Company reduced its Houston-based workforce by 33% effective March 24, 2006. Severance costs of approximately $130,000 were incurred and will be reported in the first fiscal quarter of 2006. The estimated annual savings of this workforce reduction are $280,000, of which $190,000 is estimated to be in marketing, general and administrative expenses and $90,000 in cost of sales.

RELIABILITY INCORPORATED

INDEX TO EXHIBITS

Exhibit Number	Description

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.