Form 10QSB
period 2006-03-31
RELIABILITY INC
filed 2006-05-11
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    YES  ☒    NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,335,965 shares of Common Stock, no par value as of May 5, 2006.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

RELIABILITY INCORPORATED

FORM 10-QSB

March 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$791
Accounts receivable	397
Inventories	8
Prepaid expenses	120
Assets held for sale	2,453
Other current assets	56

Total current assets	3,825

Property, plant and equipment, at cost:
Machinery and equipment	11,013
Leasehold improvements	622

11,635
Less accumulated depreciation	11,515

120

Assets held for sale	1,000

$4,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88
Accrued liabilities	404
Notes payable	2,474
Other current liabilities	38

Total current liabilities	3,004

Stockholders’ equity:
Common stock, without par value; 20,000,000 shares authorized; 6,690,265 shares issued	9,724
Accumulated deficit	(6,689)
Less treasury stock at cost, 354,300 shares	(1,094)

Total stockholders’ equity	1,941

$4,945

See accompanying notes.

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenues:
Product sales	$179	$103
Services	233	336

	412	439

Costs and expenses:
Cost of product sales	180	150
Cost of services	265	354
Marketing, general and administrative	425	660
Research and development	—	273
Severance	79	—

	949	1,437

Operating loss	(537)	(998)
Interest expense	84	40
Interest income	7	4
Other income	135	30

Loss from continuing operations	(479)	(1,004)

Income (Loss) from discontinued operations	59	(94)

Net loss	$(420)	$(1,098)

Basic and diluted loss per share:
Continuing operations	$(.08)	$(.16)
Discontinued operations	.01	(.01)

Net loss	$(.07)	$(.17)

Weighted average shares:
Basic	6,336	6,336

Diluted	6,336	6,336

See accompanying notes.

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2006	Revised See Note 11 2005
Cash flows from operating activities:
Net loss	$(420)	$(1,098)
Loss from discontinued operations	(49)	(94)
Gain on disposal of discontinued operations	108	—

Loss from continuing operations	(479)	(1,004)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	46	154
Provision for inventory obsolescence	(12)	27
Write off leasehold improvements	—	17
Stock option expense	3	—
Gain on sale of assets	(59)	—
Gain on sale of investments	(59)	—
Changes in operating assets and liabilities:
Accounts receivable	271	80
Inventories	21	(30)
Prepaid expenses	36	66
Other current assets	(56)
Accounts payable	(8)	33
Accrued liabilities	(191)	15

Total adjustments	(8)	362

Net cash used in continuing operations	(487)	(642)
Net cash provided by (used in) discontinued operations	26	(63)

Net cash used by operating activities	(461)	(705)

Cash flows from investing activities:
Expenditures for property and equipment	—	(2)
Proceeds from sale of investment securities	208	—
Proceeds from sale of assets	84	—

Net cash provided (used in) continuing operations	292	(2)
Net cash provided by discontinued operations	300	—

Net cash provided (used) by investing activities	592	(2)

Cash flows from financing activities:
Borrowings under line of credit	330	—
Repayments on line of credit	(400)	—
Principal payments on notes payable	(12)	(2)

Net cash provided (used) by financing activities	(82)	(2)

Net increase (decrease) in cash	49	(709)
Cash and cash equivalents:
Beginning of period	742	1,617

End of period	$791	$908

Supplemental cash flow information:
Interest paid	$81	$18

See accompanying notes.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The consolidated financial statements include the financial transactions and accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

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

March 31, 2006

Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value) and include (in thousands):

March 31, 2006
Raw materials	$4
Work-in-progress	—
Finished goods	4

$8

Inventories are presented net of reserves for excess and obsolete inventories of $540,000.

Earnings per Share

Basic and diluted earnings per share are computed based on 6,335,965 shares outstanding, since the effect of including the impact of the assumed exercise of outstanding stock options is anti-dilutive.

2. LIQUIDITY

As a result of the continuing deterioration in its financial position, the Company has been unable to sufficiently fund projects in any of its remaining two business lines that might enable the Company to return to profitability or generate positive cash flow. Such projects include resumption of research and development activities in its Testing Products division, and capital investments in state-of-the-art equipment for its Services division. In March 2006, the Company sold its former Power Sources division, realizing $300,000 in cash proceeds (See also Note 7) and, in April 2006, announced plans to close its Services division (See also Note 12). Based upon its current financial position, its needs for an immediate infusion of cash and an evaluation of the prospects for continuing to operate its remaining business segment, the Company has concluded that it should pursue one, or some combination, of the following courses of action: sell its real estate holdings; sell its remaining business unit; invest in another line of business through a purchase or merger; make distributions to its shareholders of the proceeds of asset or business line sales, possibly through a corporate liquidation. There can be no assurances that the Company will be able to successfully complete any of these transactions or be able to maintain sufficient liquidity over a period of time that will allow it to carry out these actions, in which case the Company might be forced to liquidate or seek protection under the Federal bankruptcy statutes, or both.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

3. SEGMENT INFORMATION

The following table presents reportable segment information (in thousands) for the periods indicated:

	Three Months Ended March 31,
	2006	2005
Revenues from external customers:
Testing Products	$179	$103
Services	233	336

Intersegment revenues:
Testing Products	4	5
Services	—	—
Eliminations	(4)	(5)

	$412	$439

Operating loss:
Testing Products	$(265)	$(638)
Services	(168)	(186)
General corporate expenses	(104)	(174)

Operating loss	$(537)	$(998)

Total assets by reportable segment as of the dates indicated are as follows (in thousands):

March 31, 2006
Testing Products	$234
Services	743
General corporate assets	3,912
Discontinued operations	56

$4,945

To consistently present the allocation of corporate expenses to the operating divisions, an additional $92,000 of corporate overhead has been allocated to the Services segment for the three-month period ended March 31, 2005. This resulted in a corresponding decrease in general corporate expenses of a like amount in the 2005 period. Additionally, short-term investments at the Company’s Services segment, which had formerly been classified as general corporate assets, are now reported as assets of that segment.

Other than as described above, there were no material changes in the accounting policies and procedures used to determine segment income or loss. It should be noted, however, that due to the sale of the Power Sources segment in March 2006, $85,000 of corporate overhead that was allocated to that segment in the first quarter of 2005 has been reclassified back into the Corporate segment, as generally accepted accounting principles do not permit the allocation of corporate overhead to discontinued operations.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

4. COMPREHENSIVE LOSS

The only difference between the total comprehensive loss and the net loss reported on the Consolidated Statements of Operations arises from unrealized gains and losses on available-for-sale securities. The Company’s total comprehensive loss (in thousands) for the periods indicated, is as follows:

	Three Months Ended March 31,
	2006	2005
Net loss	$(420)	$(1,098)
Unrealized net gains (losses) on marketable equity securities	—	(18)
Less: reclassification adjustment for gains included in net income	(59)

Total comprehensive loss	$(479)	$(1,116)

5. OTHER INCOME

Other income consists of the following:

	Three Months Ended March 31,
	2006	2005
Rental income	$17	$30
Gain on sale of investment securities	59	—
Gain on sale of assets	59	—

	$135	$30

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

6. STOCK OPTION PLAN

Prior to January 1, 2006, the Company accounted for its stock option plan using the intrinsic value method under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, (“SFAS 123”) under which no compensation expense was recognized for stock option grants. Accordingly, share based compensation related to stock options was included as a pro forma disclosure in the financial statement footnotes and continues to be for periods prior to 2006.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123(R), Share-Based Payment, (“SFAS 123(R)”) using the modified-prospective method. Under this transition method, compensation cost recognized in the first quarter of 2006 includes compensation costs for all stock options granted, but for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on January 1, 2006, the loss from continuing operations and net loss were $3,000 greater than if the Company had continued to account for share-based compensation under APB 25. This expense related to the final quarter of vesting for options granted in 2003. The Company’s option awards have graded vesting and the Company has elected to compute compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the award. The fair value of each option award was estimated as of the grant date using a Black-Scholes option pricing model. At March 31, 2006, there were no more unvested option grants, thus no further stock option expense will be recorded until such time that additional option grants are made. Due to the minor amount of the charge to expense in 2006, there was no impact on the Company’s loss per share. Additionally, due to the Company’s substantial tax loss carryforwards, no income tax benefit has been recognized with respect to the expensing of stock options.

The following table provides pro forma net loss and loss per share had the Company applied the fair value method of SFAS 123 for the three months ended March 31, 2005 (in thousands, except per share data):

Three Months Ended March 31, 2005
Reported net loss	$(1,098)
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(30)

Pro forma net loss	$(1,128)

Basic and Diluted loss per share, as reported:
Continuing operations	$(.16)
Discontinued operations	(.01)

Net Loss	$(.17)

Pro forma Basic and Diluted loss per share, as if the fair value method had been applied to all awards:
Continuing operations	$(.17)
Discontinued operations	(.01)

Net loss	$(.18)

7. SALE OF POWER SOURCES DIVISION

On March 14, 2006 the Company sold its Power Sources Division to Reliability Power, Inc., an unaffiliated third party. Proceeds from the sale were $300,000 and will be used to fund operations. A gain of $108,000 was realized and is included in Income from Discontinued Operations. See also Note 8 below for disclosures related to discontinued operations.

8. DISCONTINUED OPERATIONS

In addition to the former operations of the Power Sources division that was sold in March 2006, discontinued operations in the accompanying Consolidated Statements of Operations include activities of the Company’s former Automotive division that was abandoned in January 2005.

Net sales and the loss from discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Product sales
Automotive	$—	$12
Power Sources	131	219

	$131	$231

Income (Loss) from discontinued operations
Automotive	$—	$(21)
Power Sources	59	(72)

	$59	$(93)

The income from discontinued operations for the Power Sources Division for the three months ended March 31, 2006 includes the gain on the sale of the Division of $108,000.

The balance in Other Current Assets at March 31, 2006 consists of accounts receivable of the former Power Sources division. The balance in Other Current Liabilities at March 31, 2006 consists of accruals for certain liabilities related to the sale of the Power Sources division. It is anticipated that these assets and liabilities will be liquidated in the second fiscal quarter of 2006.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

9. ASSETS HELD FOR SALE

Assets held for sale consists of the following (in thousands):

Land and building – Houston	$2,429
Production equipment	24

Total current	$2,453

Land and building – North Carolina	$1,000

10. REDUCTION IN WORKFORCE

In March 2006, primarily as a result of the sale of the Power Sources Division, the Company reduced its Houston-based workforce by 33%. Severance costs of $109,000 were incurred, of which $79,000 was charged to continuing operations and $30,000 was charged to discontinued operations. The portion charged to continuing operations related an officer in the Testing Products segment and administrative support personnel not directly related to the discontinued segment. The estimated annual savings of this workforce reduction are $250,000, of which $190,000 is estimated to be in marketing, general and administrative expenses and $60,000 in cost of sales.

11. STATEMENT OF CASH FLOWS

In 2006, the Company has separately disclosed the operating and investing portions of the cash flows attributable to discontinued operations, which in the prior period, as it relates only to the discontinued Automotive operations, were reported with cash flows from operations, as such amounts were not material.

12. SUBSEQUENT EVENTS

On April 18, 2006 the Company announced that it had entered into an agreement to sell its Houston headquarters building. Terms of the agreement call for a “feasibility period” (as defined in the agreement) of 30 days during which the purchaser may inspect and perform due diligence procedures with respect to the property. On May 5, 2006, the Company agreed to extend the due diligence period to May 31, 2006. The purchaser may elect to terminate the agreement at any time during this 30-day feasibility period. After this period, the purchaser would forfeit $100,000 of earnest money to the Company, should it elect not to proceed with the transaction.

Closing of the transaction is scheduled to take place within 15 days following the expiration of the feasibility period. Estimated net proceeds to the Company are expected to be approximately $3.9 million and will be used to repay borrowings under the Company’s term debt and line of credit agreements and to fund operations.

In April 2006, the Company announced plans to close down its Services division located in Singapore. During the week of May 1, 2006, the Services division terminated 27 employees. Two employees remain on the payroll, who along with 9 former employees re-hired on a contract basis, will assist in winding down the operations of the division and providing limited burn-in services for customers while they seek alternate service providers. Severance payments of $135,000 were made to the terminated employees. In the event the proceeds from the sale of the division’s assets are sufficient to do so, the division may make additional severance payments to the former and remaining employees.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

March 31, 2006

Item 2. Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this document contain forward-looking statements that involve risks and uncertainties, as well as current expectations and assumptions. From time to time, the Company may publish forward-looking statements, including those that are contained in this report, relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, its ability to maintain sufficient liquidity to meet its obligations, maintaining compliance with the terms of its credit agreement, the impact of the cessation of research and development activities, limitations in its ability to fund capital expenditures to remain competitive, adverse changes in the global economy, sudden decreases in the demand for electronic products and semiconductors, the impact of competition, delays due to technical difficulties related to developing and implementing technology, delays in delivery schedules, the ability to attract and maintain sufficient levels of people with specific technical talents, future results related to changes in demand for the Company’s products and services and the Company’s customers’ products and services, and other items discussed elsewhere in this report. The Company’s actual results could differ materially from those anticipated in these forward-looking statements, including those set forth elsewhere in this report. The Company assumes no obligation to update any such forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND COMMENTS RELATED TO OPERATIONS

The Company has defined a critical accounting policy as one that is both important to the portrayal of the Company’s financial condition and results of operations and requires the management of the Company to make difficult, subjective or complex judgments. Estimates and assumptions about future events and their effects cannot be perceived with certainty. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. There have been no material changes or developments in the Company’s evaluation of the accounting estimates and the underlying assumptions or methodologies that it believes to be Critical Accounting Policies and Estimates as disclosed in its Form 10-KSB for the year ended December 31, 2005.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

March 31, 2006

Management’s Discussion included in the Form 10-KSB for the year ended December 31, 2005 includes discussion of various factors related to the decline in the Company’s revenues and items related to the Company’s results of operations, liquidity and markets. Other than completion of the sale of the Company’s Power Sources division and the announced closing of its Services division in Singapore, there have been no other significant changes in most of the factors discussed in the Form 10-KSB and many of the items discussed in the Form 10-KSB are relevant to 2006 operations; thus the reader of this report should read Management’s Discussion included in Form 10-KSB for the year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the continuing deterioration in its financial position, the Company has been unable to sufficiently fund projects in any of its remaining two business lines that might enable the Company to return to profitability or generate positive cash flow. Such projects include resumption of research and development activities in its Testing Products division, and capital investments in state-of-the-art equipment for its Services division. In March 2006, the Company sold its former Power Sources division, realizing $300,000 in cash proceeds (See also Note 7) and, in April 2006, announced plans to close its Services division (See also Note 12). Based upon its current financial position, its needs for an immediate infusion of cash and an evaluation of the prospects for continuing to operate its remaining business segment, the Company has concluded that it should pursue one, or some combination, of the following courses of action: sell its real estate holdings; sell its remaining business unit; invest in another line of business through a purchase or merger; make distributions to its shareholders of the proceeds of asset or business line sales, possibly through a corporate liquidation. There can be no assurances that the Company will be able to successfully complete any of these transactions or be able to maintain sufficient liquidity over a period of time that will allow it to carry out these actions, in which case the Company might be forced to liquidate or seek protection under the Federal bankruptcy statutes, or both.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

March 31, 2006

Net cash used by operating activities for the three months ended March 31, 2006 was $461,000, compared to $705,000 used by operations in the comparable quarter of 2005. The principal items comprising the difference were: a lower loss from continuing operations of $525,000 and $191,000 related to the timing of collections of accounts receivable, partially offset by gains on the sale of assets, securities and the Power Sources division totaling $226,000 that are reflected as investing activities; $206,000 related to the timing of the payment of accrued liabilities, principally property taxes; and $108,000 due to lower depreciation charges.

Investing activities generated $592,000 of cash in 2006 and consumed $2,000 of cash in 2005. Significant transactions generating cash in the 2006 period include $300,000 from the sale of the Power Sources division, $208,000 from the sale of the Company’s investment securities portfolio and $84,000 from the sale of excess assets.

Financing activities used $82,000 of cash in 2006 compared to $2,000 in the prior year. The primary difference results from a pay-down on the Company’s line of credit.

RESULTS OF OPERATIONS

Three months ended March 31, 2006 compared to three months ended March 31, 2005.

Revenues

Revenues in the first quarter of 2006 were $412,000, compared to $439,000 in the comparable period of 2005. A revenue increase of 74% in the Testing Products segment was offset by a decrease of 31% in the Services segment.

Revenues in the Testing Products segment were $179,000 in the first quarter of 2006, compared to $103,000 in the 2005 period. The increase is attributable to a $166,000 increase in system upgrade revenue, offset by a decrease in spare parts sales, primarily in the domestic market.

Revenues in the Services segment were $233,000, compared to $336,000 in the prior year. A $152,000 decrease in testing revenue and a $4,000 decrease in burn-in board sales was partially offset by a $53,000 increase in burn-in services revenue.

Gross Profit

The gross margin deficit decreased from $(65,000) for the quarter ended March 31, 2005 to $(33,000) in the quarter ended March 31, 2006. Gross margin by industry segment for the periods is presented below (in thousands):

	Three Months Ended March 31,
	2006	2005
Testing Products	$(1)	$(48)
Services	(32)	(17)

Total	$(33)	$(65)

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

March 31, 2006

The margin improvement in the Testing Products segment resulted primarily from the increase in revenues and the impact of staff reductions made in August 2005. The margin decline in the Services segment resulted primarily from the decrease in revenues.

Marketing, General and Administrative

Marketing, general and administrative expenses decreased from $660,000 in the quarter ended March 31, 2005 to $425,000 in the 2006 period. Of this decrease, $53,000 relates to lower professional fees for audit services; $39,000 relates to lower depreciation expense, as the Houston headquarters building has been classified as held for sale and is no longer subject to depreciation charges (but is subject to periodic impairment reviews); $38,000 is due to amortization charges for demonstration equipment in 2005, for which there is no corresponding expense in 2006; $22,000 is due to lower financial reporting costs due to the Company’s annual meeting in 2006 being held at a later date than in 2005; $26,000 is due to the impact of headcount reductions made in August 2005; $17,000 is due to charges made in 2005 to write off the cost of leasehold improvements in leased space that was vacated by the Company’s Services division, for which there were no corresponding charges in the current year; and $10,000 is due to a franchise tax refund received in 2006. The remainder of the decrease is spread among several expense categories and is generally attributable to the lower level of business activity and headcount.

Research and Development

Research and development costs were nil in the quarter ended March 31, 2006, compared to $273,000 in the comparable period in 2005. In August 2005, the Company suspended research and development activities in its Testing Products Division. Expenditures in the 2005 period related to development activities for further development of the Criteria-20 that was under evaluation by a potential customer.

Interest Expense

Interest expense increased by $44,000 in the current period as a result of a $1.5 million increase in average borrowings and increases in the prime rate, partially offset by a $12,000 decrease in amortization of capitalized loan costs, which became fully amortized in December 2005.

Other Income

The increase in other income is due to a $59,000 gain on the sale of investment securities and $59,000 in gains on the sales of miscellaneous excess furniture, fixtures and equipment, partially offset by a $13,000 decrease in rental income.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

March 31, 2006

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

March 31, 2006

Items 1 through 4 are not applicable and have been omitted.

Item 5. Other Information

Carl V. Schmidt, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer of Reliability Incorporated, has notified the Company that he will resign effective May 12, 2006 and that he will accept employment with another company.

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

(b) Reports on form 8-K.

Current report on Form 8-K filed on February 7, 2006, pursuant to Items 1.02 and 9.01.

Current report on Form 8-K filed on March 15, 2006, pursuant to Items 1.01, 2.01 and 9.01.

RELIABILITY INCORPORATED

SIGNATURES

March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED (Registrant)
May 11, 2006	/s/ Larry Edwards
Larry Edwards
President and Chief Executive Officer

May 11, 2006	/s/ Carl V. Schmidt
Carl V. Schmidt
Chief Financial Officer