Form 10QSB
period 2006-06-30
RELIABILITY INC
filed 2006-08-18
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 0-7092

RELIABILITY INCORPORATED

(Name of small business issuer in its charter)

TEXAS	75-0868913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15720 Park Row Suite 500 Post Office Box 218370 Houston, Texas	77218-8370
(Address of principal executive offices)	(Zip Code)

(281) 492-0550

(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    YES  ☒    NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,335,965 shares of Common Stock, no par value as of August 4, 2006.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

RELIABILITY INCORPORATED

FORM 10-QSB

June 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INCORPORATED

CONSOLIDATED BALANCE SHEET

(In thousands)

June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,893
Accounts receivable	202
Inventories	—
Prepaid expenses	30
Other current assets	53

Total current assets	2,178
Property, plant and equipment, at cost:
Machinery and equipment	1,265
Less accumulated depreciation	1,265

—

Assets held for sale	1,088

$3,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	45
Accrued liabilities	193
Accrued termination benefits	300

Total current liabilities	538

Stockholders’ equity:
Common stock, without par value; 20,000,000 shares authorized; 6,690,265 shares issued	9,724
Accumulated deficit	(5,901)
Less treasury stock at cost, 354,300 shares	(1,095)

Total stockholders’ equity	2,728

$3,266

See accompanying notes.

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Six Months Ended June 30,
	2006	2005
Revenue	$221	$304
Costs and expenses:
Cost of goods sold	215	546
Marketing, general and administrative	746	1,046
Research and development	—	526

	(961)	2,118

Operating loss from continuing operations	(740)	(1,814)

Interest expense	167	86
Interest income	13	8
Gain on the sale of assets	1,689	—
Other income	36	9

	1,571	(69)

Income (loss) from continuing operations	831	(1,883)

Loss from discontinued operations	(464)	(392)

Net income (loss)	$367	$(2,275)

Basic and diluted earning (loss) per share:
Continuing operations	$.13	$(.30)
Discontinued operations	(.07)	(.06)

Net income (loss)	$.06	$(.36)

Weighted average shares:
Basic	6,336	6,336

Diluted	6,336	6,336

See accompanying notes.

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Three Months Ended June 30,
	2006	2005
Revenue	$42	$201
Costs and expenses:
Cost of goods sold	23	394
Marketing, general and administrative	336	493
Research and development	—	254

	359	1,141

Operating loss from continuing operations	(317)	(940)

Interest expense	84	45
Interest income	6	4
Gain on the sale of assets	1,571
Other income (expense)	19	(21)

	1,512	(62)

Income (loss) from continuing operations	1,195	(1,002)

Loss from discontinued operations	(408)	(175)

Net income (loss)	$787	$(1,177)

Basic and diluted income (loss) per share:
Continuing operations	$.19	$(.16)
Discontinued operations	(.07)	(.03)

Net income (loss)	$.12	$(.19)

Weighted average shares:
Basic	6,336	6,336

Diluted	6,336	6,336

See accompanying notes.

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	367	(2,275)
Loss from discontinued operations	(464)	(392)

Income (loss) from continuing operations	831	(1,883)
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation and amortization	1	183
Impairment charges	—	81
Stock option expense	3	—
Gain on sale of assets	(1,630)	(9)
(Gain)/loss on equity investments	(59)	37
Other miscellaneous income	(36)	—
Changes in operating assets and liabilities:
Accounts receivable	188	129
Inventories	29	153
Prepaid expenses	61	103
Accounts payable	31	129
Accrued liabilities	181	82

Total adjustments	(1,231)	888
Net cash used in continuing operations	(400)	(995)
Net cash used in discontinued operations	(505)	(251)

Net cash used by operating activities	(905)	(1,246)
Cash flows from investing activities:
Expenditures for property and equipment	—	(2)
Proceeds from sale of investment securities	208	—
Proceeds from sale of assets	4,061	32
Proceeds from sale of discontinued operation	300	—

Net cash provided by investing activities	4,569	30
Cash flows from financing activities:
Borrowings under line of credit	330	450
Repayments on line of credit	(1,855)	—
Principal payments on notes payable	(6)	(7)
Repayments on notes payable	(982)

Net cash provided (used) by financing activities	(2,513)	443

Net increase (decrease) in cash	1,151	(773)
Cash and cash equivalents:
Beginning of period	742	1,617

End of period	1893	844

Supplemental cash flow information:
Interest paid	167	86

See accompanying notes.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The consolidated financial statements include the financial transactions and accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

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

Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value). Inventories at June 30, 2006 were $0 net of reserves for excess and obsolete inventories of $138,409.

Earnings per Share

Basic and diluted earnings per share are computed based on 6,335,965 shares outstanding, since the effect of including the impact of the assumed exercise of outstanding stock options is anti-dilutive.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

2. LIQUIDITY

As a result of the continuing deterioration in its financial position, the Company has taken three major steps in the first six months of 2006 that both reduce the Company’s expenses and improve the Company’s liquidity. In March 2006, the Company sold its former Power Sources division, realizing $300,000 in cash proceeds (See also Note 6). In April 2006, the Company announced plans to close its Services division in Singapore (See also Note 6). On July 6, 2006, the Company announced that it had completed the sale of its Houston headquarters building. Net proceeds to the Company were approximately $3.9 million. As a result of the sale, the Company repaid all of its debt, and cash increased by approximately $1.4 million (See also Note 7). Although these actions have produced sufficient cash for the Company to operate its remaining business line through the balance of 2006 and into 2007, the Company does not believe the business line will return to profitability or generate positive cash flow in the foreseeable future. Therefore, the Company has no plans to resume research and development activities in its Testing Products division. Based upon its current financial position, and an evaluation of the prospects for continuing to operate its remaining business segment, the Company has concluded that it should pursue one, or some combination, of the following courses of action: sell its remaining real estate holdings; sell its remaining business unit; invest in another line of business through a purchase or merger; make distributions to its shareholders of the proceeds of asset or business line sales, possibly through a corporate liquidation. There can be no assurances that the Company will be able to successfully complete any of these transactions or be able to maintain sufficient liquidity over a period of time that will allow it to carry out these actions, in which case the Company might be forced to liquidate or seek protection under the Federal bankruptcy statutes, or both.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

3. COMPREHENSIVE INCOME (LOSS)

The only difference between the total comprehensive loss and the net loss reported on the Consolidated Statements of Operations arises from unrealized gains and losses on available-for-sale securities. The Company’s total comprehensive loss (in thousands) for the periods indicated, is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$367	$(2,275)	$787	$(1,177)
Unrealized net gains (losses) on marketable equity securities	—	(18)	—	(1)
Less reclassification adjustment for gains included in net income	(59)	—	(59)	—

Total comprehensive income (loss)	$308	$(2,293)	$728	$(1,178)

4. OTHER INCOME (LOSS)

Other income consists of the following:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Rental income	$36	$46	$19	$16
Write-down of investment securities	—	(37)	—	(37)

	$36	$9	$19	$(21)

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

5. STOCK OPTION PLAN

Prior to January 1, 2006, the Company accounted for its stock option plan using the intrinsic value method under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, as permitted by Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation (“SFAS 123”), under which no compensation expense was recognized for stock option grants. Accordingly, share based compensation related to stock options was included as a pro forma disclosure in the financial statement footnotes and continues to be for periods prior to 2006.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective method. Under this transition method, compensation cost recognized in the first quarter of 2006 includes compensation costs for all stock options granted, but for which the requisite service period had not been completed as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated.

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

The following table provides pro forma net loss and loss per share had the Company applied the fair value method of SFAS 123 for the six months and three months ended June 30, 2005 (in thousands, except per share data):

	Six Months Ended June 30 2005	Three Months Ended June 30 2005
Reported net loss:	$(2,275)	$(1,177)
Deduct: Total stock-based employee compensation expense for all awards	(40)	(10)

Pro forma net loss	$(2,315)	$(1,187)

Basic and Diluted loss per share as reported:
Continuing operations	$(.30)	$(.16)
Discontinued operations	(.06)	(.03)

Net Loss	$(.36)	$(.19)

Pro forma Basic and Diluted loss per share, as if the fair value method had been applied to all awards:
Continuing operations	$(.31)	$(.16)
Discontinued operations	(.06)	(.03)

Net Loss	$(.37)	$(.19)

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

6. DISCONTINUED OPERATIONS

On January 29, 2005, the Company terminated the Asset Purchase Agreement for the purchase of the Ezy-Load product line. The Company elected to terminate the agreement due to disappointing sales of the product and the amount of capital required to sustain the sales and marketing efforts. As a result of the termination, the Company’s former Automotive division was abandoned and is included in loss for discontinued operations.

On March 14, 2006, the Company sold its Power Sources Division to Reliability Power, Inc., an unaffiliated third party. Proceeds from the sale were $300,000. A gain of $108,000 was realized and is included in income from discontinued operations.

On April 18, 2006, the Company announced plans to close down its Services division located in Singapore. During the wind down of operations, the division has continued to provide limited services for its customers while they seek alternative service providers. The Company has accrued $300,000 for estimated termination benefits related to the closure of its Singapore facility and is included in loss from discontinued operations.

Results of operations for the former Automotive, Power Sources, and Services divisions are reported as discontinued operations in the accompanying Statement of Operations for each period presented. Net sales and the loss from discontinued operations are as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Automotive	$—	$37	$—	$25
Power Sources	131	377	—	159
Services	520	696	286	360

	$651	$1,110	$286	$544

Income (loss) from discontinued operations:
Automotive	$—	$(21)	—	$—
Power Sources	59	(176)	—	(104)
Services	(523)	(195)	(408)	(71)

	$(464)	$(392)	$(408)	$(175)

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

7. SALE OF HEADQUARTERS BUILDING

In June 2006 the Company completed the sale of its Houston headquarters, previously reported as an asset held for sale. Net proceeds to the Company were $3.9 million. As a result of the sale the Company repaid all borrowing under its credit agreements of $2.5 million.

8. ASSETS HELD FOR SALE

Assets held for sale consists of the following (in thousands):

Production equipment – Singapore	$88
Land and building – North Carolina	$1,000

$1,088

10. STATEMENT OF CASH FLOWS

In 2006, the Company has separately disclosed the operating and investing portions of the cash flows attributable to discontinued operations.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

June 30, 2006

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

CRITICAL ACCOUNTING POLICIES AND COMMENTS RELATED TO OPERATIONS

The Company has defined a critical accounting policy as one that is both important to the portrayal of the Company’s financial condition and results of operations and requires the management of the Company to make difficult, subjective or complex judgments. Estimates and assumptions about future events and their effects cannot be perceived with certainty. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. There have been no material changes or developments in the Company’s evaluation of the accounting estimates and the underlying assumptions or methodologies that it believes to be Critical Accounting Policies and Estimates as disclosed in its Form 10-K for the year ended December 31, 2005.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

June 30, 2006

Management’s Discussion included in the Form 10-KSB for the year ended December 31, 2005 includes discussion of various factors related to the decline in the Company’s revenues and items related to the Company’s results of operations, liquidity and markets. Other than completion of the sale of the Company’s Power Sources division, the completion of the sale of the Company’s headquarters building and the announced closing of its Services division in Singapore, there have been no other significant changes in most of the factors discussed in the Form 10-KSB and many of the items discussed in the Form 10-KSB are relevant to 2006 operations; thus the reader of this report should read Management’s Discussion included in Form 10-KSB for the year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the continuing deterioration in its financial position, the Company has taken three major steps in the first six months of 2006 that both reduce the Company’s expenses and improve the Company’s liquidity. In March 2006, the Company sold its former Power Sources division, realizing $300,000 in cash proceeds. In April 2006, the Company announced plans to close its Services division in Singapore. On July 6, 2006, the Company announced that it had completed the sale of its Houston headquarters building. Net proceeds to the Company were approximately $3.9 million. As a result of the sale, the Company repaid all its debt, and cash increased by approximately $1.4 million. Although these actions have produced sufficient cash for the Company to operate its remaining business line through the balance of 2006 and into 2007, the Company does not believe the business line will return to profitability or generate positive cash flow in the foreseeable future. Therefore, the Company has no plans to resume research and development activities in its Testing Products division. Based upon its current financial position, and an evaluation of the prospects for continuing to operate its remaining business segment, the Company has concluded that it should pursue one, or some combination, of the following courses of action: sell its remaining real estate holdings; sell its remaining business unit; invest in another line of business through a purchase or merger; make distributions to its shareholders of the proceeds of asset or business line sales, possibly through a corporate liquidation. There can be no assurances that the Company will be able to successfully complete any of these transactions or be able to maintain sufficient liquidity over a period of time that will allow it to carry out these actions, in which case the Company might be forced to liquidate or seek protection under the Federal bankruptcy statutes, or both.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

June 30, 2006

Net cash used by operating activities during the six months ended June 30, 2006 was $905,000 compared to $1,246,000 used by operations in the comparable period of 2005. The primary difference was a net income of $831,000 from continuing operations for 2006 compared with a net loss of $1,883,000 for the same period in 2005, offset by $1,725,000 on gains from the sale of assets, securities and other income.

During the six months ended June 30, 2006, investing activities provided $4,569,000 of cash, compared to $30,000 during the same period of 2005. The primary improvement resulted from net proceeds of $4,061,000 on the sale of assets, $300,000 from the sale of Power Sources and $208,000 from the sale of investment securities.

Financing activities, during the six months ended June 30, 2006, consumed $2,513,000 in cash as a result of repaying all borrowing under the Company’s credit agreements.

RESULTS OF OPERATIONS

Six months ended June 30, 2006 compared to six months ended June 30, 2005.

Revenues.

Revenues during the first half of 2006 declined 27% to $221,000 from $304,000 for the same period of 2005. The decline was the result of lower system refurbishment/upgrade activity.

Gross Profit

Gross margin during the six months ended June 30, 2006 was $6,000 compared with ($242,000) during the same period of 2005. The improvement in gross margin is primarily the result of changes in product mix, a $30,000 reduction in payroll and payroll related expenses, a $48,000 reduction in depreciation due to the reclassification of the Company’s headquarters to Assets Held For Sale and no longer subject to depreciation, a $48,000 decrease in reserve accruals for excess and obsolete inventory, a $32,000 reduction in allocated operating expenses as a result of lower revenues and reductions in staffing.

Marketing, General and Administrative

Marketing, general and administrative expenses decreased from $1,046,000 in the six months ended June 30, 2005 to $746,000 for the same 2006 period. The expense reductions can be attributed to a $30,000 decrease in labor cost due to staff reductions implemented in August 2005, $75,000 reduction in amortization cost for demonstration equipment incurred in 2005 for which there is no corresponding expense in 2006, $193,000 decrease in allocated operating expense as a result of staff reductions and lower business activity.

Research and Development

Research and development costs were $526,000 during the six months ended June 30, 2005 compared with nil for the same period of 2006. As a part of cost cutting measures implemented in August of 2005, the Company suspended all research and development activities for further development of the Criteria 20.

Interest Expense

Interest expense for the six months ended June 30, 2006 was $167,000 compared with $86,000 for the same period of 2005. The $81,000 increase is a result of increased borrowing of $1,005,000 under the Company’s credit agreements and a 1.75% increase in prime interest rates. As of June 30, 2006 the Company has repaid all borrowings under the Company’s credit and loan agreements.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

June 30, 2006

Other Income - Net

Other income was $36,000 for the first half of 2006 compared with $9,000 for the first half of 2005. The increase is the result of the Company renting a portion of its Houston facility, primarily parking, to an unrelated third party. The rental agreement ended June 15, 2006 as a result of the Company selling its Houston facility.

Three months ended June 30, 2006 compared to three months ended June 30, 2005.

Revenues.

Revenues for the three months ended June 30, 2006 were $42,000 compared to $201,000 for the same period of 2005. The decline in revenues was the result of no system upgrades during the 2nd quarter of 2006. All revenues were related to spare parts sales and field service support activities.

Gross Profit

Gross margin during the three months ended June 30, 2005 was ($193,000) compared with $19,000 during the same period of 2006. Gross margin increased primarily as a result of changes in product mix, a $49,000 reduction in payroll and payroll related expenses, a $14,000 reduction in depreciation due to the reclassification of the Company’s headquarters to Assets Held For Sale and no longer subject to depreciation, a $27,000 decrease in reserve accruals for excess and obsolete inventory, a $29,000 reduction in allocated operating expenses as a result of lower revenues and reductions in staffing.

Marketing, General and Administrative

Marketing, general and administrative expenses decreased from $493,000 in the three months ended June 30, 2005 to $336,000 for the same 2006 period. The reductions are primarily the result of a $53,000 decrease in labor cost due to staff reductions implemented in August 2005 and s $38,000 reduction in amortization cost for demonstration equipment incurred in 2005 for which there is no corresponding expense in 2006.

Research and Development

Research and development costs were $254,000 during the three months ended June 30, 2005 compared with nil for the same period of 2006. As a part of cost cutting measures implemented in August of 2005, the Company suspended all research and development activities for further development of the Criteria 20.

Interest Expense

Interest expense for the three months ended June 30, 2006 was $84,000 compared with $45,000 for the same period of 2005. The increase is a result of increased borrowing of $1,005,000 under the Company’s credit agreements and a 1.75% increase in prime interest rates. As of June 30, 2006, the Company has repaid all borrowings under the Company’s credit and loan agreements.

Other Income - Net

Other income was $19,000 for the three months ended June 30, 2006 compared with ($21,000) for the same period of 2005. The loss of $21,000 during 2005 was due to a $37,000 write down on the carrying value of investment securities. The $19,000 income for 2006 is the result of the Company renting a portion of its Houston facility. The rental agreement ended June 15, 2006 as a result of the Company selling its Houston facility.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

June 30, 2006

Item 3. Controls and Procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-5 under the Securities Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Acting Chief Financial Officer had concluded that the Company’s disclosure controls and procedures are effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in the preceding paragraph.

RELIABILITY INCORPORATED

OTHER INFORMATION

PART II - OTHER INFORMATION

June 30, 2006

Items 1 through 4 are not applicable and have been omitted.

Item 5. Other Information

On August 15,2006, by Written Consent of Directors in lieu of Special Meeting, James Harwell was elected as Acting Chief Financial Officer of the Company in addition to maintaining his position as Executive Vice President and Chief Operating Officer. Mr. Harwell has been Executive Vice President and Chief Operating Officer since July 2003 and served as Acting Chief Financial Officer from November 2002 to July 2003. He was Vice President of Operations from 1996 to 2002.

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

Current report on Form 8-K filed on February 8, 2006, pursuant to Items 1.02 and 9.01.

Current report on Form 8-K filed on March 15, 2006, pursuant to Items 1.01, 2.01 and 9.01.

Current report on Form 8-K filed on April 18, 2006, pursuant to Items 1.01, 2.05 and 9.01.

Current report on Form 8-K filed on July 6, 2006, pursuant to Items 2.01.

RELIABILITY INCORPORATED

SIGNATURES

June 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED (Registrant)

August 18, 2006	/s/ Larry Edwards
Larry Edwards President and Chief Executive Officer

August 18, 2006	/s/ James M. Harwell
James M. Harwell Acting Chief Financial Officer