Form 10QSB
period 2006-09-30
RELIABILITY INC
filed 2006-11-14
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    YES  ☒     NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,335,965 shares of Common Stock, no par value as of November 3, 2006.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

RELIABILITY INCORPORATED

FORM 10-QSB

September 30, 2006

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INCORPORATED

CONSOLIDATED BALANCE SHEET

(In thousands)

September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,590
Accounts receivable	68
Inventories	—
Prepaid expenses	39
Other current assets	46

Total current assets	1,743
Property, plant and equipment, at cost:
Machinery and equipment	1,157
Less accumulated depreciation	(1,155)

2

Assets held for sale	1,088

$2,833

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$16
Accrued liabilities	163
Accrued termination benefits	300

Total current liabilities	479

Stockholders’ equity:
Common stock, without par value; 20,000,000 shares authorized; 6,690,265 shares issued	9,746
Accumulated deficit	(6,297)
Less treasury stock at cost, 354,300 shares	(1,095)

Total stockholders’ equity	2,354

$2,833

See accompanying notes.

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Nine Months Ended September 30,
	2006	2005
Revenue	$230	$491
Costs and expenses:
Cost of goods sold	217	704
Marketing, general and administrative	1,046	1,651
Research and development	—	606

	1,263	2,961

Operating loss from continuing operations	(1,033)	(2,470)
Interest (expense)	(167)	(151)
Interest income	34	12
Gain on the sale of assets	1,689	—
Other income	39	23

	1,595	(116)

Income (loss) from continuing operations, before income taxes	562	(2,586)
Provision for income taxes	—	—

Income (loss) from continuing operations	562	(2,586)
Loss from discontinued operations, net of income tax provisions of nil for 2006 and 2005	(591)	(406)

Net loss	$(29)	$(2,992)

Basic and diluted earning (loss) per share:
Continuing operations	$.09	$(.41)
Discontinued operations	(.09)	(.06)

Net income (loss)	$—	$(.47)

Weighted average shares:
Basic	6,336	6,336

Diluted	6,336	6,336

See accompanying notes.

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Three Months Ended September 30,
	2006	2005
Revenue	$8	$187
Costs and expenses:
Cost of goods sold	2	159
Marketing, general and administrative	299	604
Research and development	—	80

	301	843

Operating loss from continuing operations	(293)	(656)

Interest (expense)	—	(65)
Interest income	21	4
Other income	3	14

	24	(47)

Loss from continuing operations, before income taxes	(269)	(703)
Provision for income taxes	—	—

Loss from continuing operations	(269)	(703)
Loss from discontinued operations, net of income tax provisions of nil in 2006 and 2005	(127)	(14)

Net loss	$(396)	$(717)

Basic and diluted loss per share:
Continuing operations	$(.04)	$(.11)
Discontinued operations	(.02)	—

Net loss	$(.06)	$(.11)

Weighted average shares:
Basic	6,336	6,336

Diluted	6,336	6,336

See accompanying notes.

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net (loss)	(29)	(2,992)
Loss from discontinued operations	591	406

Income (loss) from continuing operations	562	(2,586)
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation and amortization	4	214
Impairment charges	—	81
Provision for inventory obsolescence	(11)	134
Stock option expense	25	—
(Gain) on sale of assets	(1,630)	(40)
(Gain)/loss on equity investments	(59)	37
Changes in operating assets and liabilities:
Accounts receivable	215	125
Inventories	41	99
Prepaid expenses	106	82
Accounts payable	(29)	19
Accrued liabilities	(201)	61

Total adjustments	(1,539)	812
Net cash used in continuing operations	(977)	(1,774)
Net cash used in discontinued operations	(235)	(155)

Net cash used by operating activities	(1,212)	(1,929)
Cash flows from investing activities:
Expenditures for property and equipment	—	(2)
Proceeds from sale of investment securities	208	—
Proceeds from sale of assets	4,108	65
Proceeds from sale of discontinued operation	300	—

Net cash provided by investing activities	4,616	63
Cash flows from financing activities:
Borrowings under line of credit	330	1025
Repayments on line of credit	(1,855)	(150)
Repayments on notes payable	(1,031)	(9)

Net cash (used) provided by financing activities	(2,556)	866

Net increase (decrease) in cash	848	(1,000)
Cash and cash equivalents:
Beginning of period	742	1,617

End of period	1,590	617

Supplemental cash flow information:
Interest paid	167	95

See accompanying notes.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Certain expenses on the consolidated statement of operations for the three and nine months ended September 30, 2005 have been reclassified to be consistent with the classifications adapted for the three and nine months ended September 30, 2006. These reclassifications had no effect on net income.

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

Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value). Inventories at September 30, 2006 were $0 net of reserves for excess and obsolete inventories of $136,414.

Earning per Share

Basic and diluted earnings per share are computed based on 6,335,965 shares outstanding, since the effect of including the impact of the assumed exercise of outstanding stock options is anti-dilutive.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

2. LIQUIDITY

As a result of the continuing deterioration in its financial position, the Company has taken several major steps during 2006 that reduce the Company’s expenses and improve the Company’s liquidity. In March 2006, the Company sold its former Power Sources division (See Note 6). In April 2006, the Company announced plans to close its Services division in Singapore (See Note 6). In June 2006, the Company sold of its Houston headquarters building (See Note 7). Although these actions have produced sufficient cash for the Company to operate its remaining Test and Conditioning Products business line through the balance of 2006 and into 2007, the Company does not believe this business line will return to profitability or generate positive cash flow in the foreseeable future. Therefore, the Company has no plans to resume research and development activities. Based upon its current financial position, and an evaluation of the prospects for continuing to operate its remaining business line, the Company has concluded that it should pursue one, or some combination, of the following courses of action: sell its remaining real estate holdings; sell its remaining business line; invest in another line of business through a purchase or merger; make distributions to its shareholders of the proceeds of asset or business line sales, possibly through a corporate liquidation. There can be no assurances that the Company will be able to successfully complete any of these transactions or be able to maintain sufficient liquidity over a period of time that will allow it to carry out these actions, in which case the Company might be forced to liquidate or seek protection under the Federal bankruptcy statutes, or both.

3. COMPREHENSIVE LOSS

The only difference between the total comprehensive loss and the net loss reported on the Consolidated Statements of Operations arises from unrealized gains and losses on available-for-sale securities. All such securities were sold as of March 31, 2006. The Company’s total comprehensive loss (in thousands) for the periods indicated, is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Net (loss)	$(29)	$(2,992)	$(396)	$(717)
Unrealized net gains on marketable equity securities	—	5	—	22
Less reclassification adjustment for (losses)/gains included in net income	(59)	37	—	—

Total comprehensive (loss)	$(88)	$(2,950)	$(396)	$(695)

4. OTHER INCOME

Other income consists of the following:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Rental income	$26	$59	$—	$13
Write-down of investment securities	—	(37)	—	—
Proceeds from class action settlements	3	—	3	—
Gain on disposal of miscellaneous assets	10	1	—	1

	$39	$23	$3	$14

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

5. STOCK OPTION PLAN

January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires that the compensation cost relating to stock-based payments, including grants of employee stock options, be recognized in financial statements. That cost is measured based on the fair value of the equity instruments issued. SFAS 123(R) allows two methods for determining the effects of the transition: the modified-prospective transition method and the modified-retrospective method of transition. The Company adopted the modified-prospective method. Under this transition method, the Company recognizes the fair value of stock-based compensation awards as compensation expense in its statement of operations on a straight line basis, over the vesting period, for awards granted after January 1, 2006 and for unvested awards outstanding as of December 31, 2005.

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

The following table provides pro forma net loss and loss per share had the Company applied the fair value method of SFAS 123 for the nine months and three months ended September 30, 2005 (in thousands, except per share data):

	Nine Months Ended September 30 2005	Three Months Ended September 30 2005
Reported net loss:	$(2,992)	$(717)
Deduct: Total stock-based employee compensation expense for all awards	(43)	(3)

Pro forma net loss	$(3,035)	$(720)

Basic and Diluted loss per share as reported:
Continuing operations	$(.41)	$(.11)

Discontinued operations	(.06)	—

Net Loss	$(.47)	$(.11)

Pro forma Basic and Diluted loss per share, as if the fair value method had been applied to all awards:
Continuing operations	$(.42)	$(.11)

Discontinued operations	(.06)	—

Net Loss	$(.48)	$(.11)

The adoption of SFAS 123(R), on January 1, 2006, resulted in recognition of compensation expense of $22,000, or $.0 per share for the three months ended September 30, 2006 and $25,000, or $.0 per share for the nine months ended September 30, 2006. The total cost related to non-vested awards not yet recognized at September 30, 2006 is approximately $22,000, which is expected to be recognized during the 4th quarter of 2006.

Due to the Company’s substantial tax loss carryforwards, no income tax benefit has been recognized with respect to stock-based compensation expense for the nine months ended September 30, 2006.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Under the Company’s Amended and Restated 1997 Stock Option Plan (“Option Plan”), stock option grants are available for officers, directors, and key employees. The objectives of the Option Plan are to promote the interest of the Company by providing an ownership incentive to officers, directors, and key employees, to reward outstanding performance, and to encourage continued employment. The Board of Directors, which acts as the Plan Administrator, determines to whom options are granted, the type of options, the number of shares covered by such options and the option vesting schedule. The Option Plan provides for the grant of stock options to purchase an aggregate of up to 1,500,000 shares of the Company’s Common Stock. All options are issued at market value on the date of the grant and generally have a ten-year contractual term with graded vesting.

The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on a number of factors, including historical volatility of the Company’s stock. The Company uses the “shortcut” method described in SAB Topic 14D.2 for determining the expected life used in the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. As the Company has not declared dividends since it became a public entity, no dividend yield is used in the calculation. For the options granted during the three month ended September 30, 2006, the following criteria was used: (i) an average risk free interest rate of 5.09%, (ii) an average volatility of 58% and (iii) an average contractual life of 5.25 years.

The fair value of options vested during the first nine months of 2006 was approximately $3,000. The weighted average grant date fair value estimate of options granted during the nine months ended September 30, 2006 was $.12. All outstanding options were out-of-the-money as of September 30, 2006, resulting in an aggregate intrinsic value of nil. The weighted-average remaining contractual term, as of September 30, 2006, was 6.4 years for outstanding options and 4.3 years for exercisable options. The following table summarizes option activity for the three months and nine months ended September 30, 2006:

	Number of Options	Weighted Average Price
Balance as of June 30, 2006	642,851	$2.56
Expired	(16,000)	1.64
Exercised	—	—
Granted	370,000	.21

Balance as of September 30, 2006	996,851	$1.71

Balance as of December 31, 2005	834,851	$2.40
Expired	(208,000)	1.82
Exercised	—	—
Granted	370,000	.21

Balance as of September 30, 2006	996,851	$1.71

Exercisable as of September 30, 2006	621,851	$2.60

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

Results of operations for the former Automotive, Power Sources, and Services divisions are reported as discontinued operations in the accompanying Statement of Operations for each period presented. Net sales and the loss from discontinued operations are as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Automotive	$—	$37	$—	$—
Power Sources	131	519	—	142
Services	520	1,127	—	432

	$651	$1,683	$—	$574

Income (loss) from discontinued operations:
Automotive	$—	$7	$—	$28
Power Sources	59	(228)	—	(52)
Services	(650)	(185)	(127)	10

	$(591)	$(406)	$(127)	$(14)

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

7. SALE OF HEADQUARTERS BUILDING

In June 2006, the Company completed the sale of its Houston headquarters, previously reported as Asset Held For Sale. Net proceeds to the Company were $3.9 million. As a result of the sale, the Company repaid all borrowing under its credit agreements of $2.5 million.

8. ASSETS HELD FOR SALE

Assets held for sale consists of the following (in thousands):

Production equipment – Singapore	$88
Land and building – North Carolina	$1,000

$1,088

9. STATEMENT OF CASH FLOWS

In 2006, the Company has separately disclosed the operating portions of the cash flows attributable to discontinued operations.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

September 30, 2006

Item 2. Management’s Discussion and Analysis or Plan of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis or Plan of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties, as well as current expectations and assumptions. From time to time, the Company may publish forward-looking statements, including those that are contained in this report, relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, its ability maintain sufficient working capital, adverse changes in the economy, the ability to attract and maintain key personnel, the ability to sell its remaining real estate holdings or business line, its ability to identify or complete a merger or acquisition, and future results related to acquisition, merger or investment activities. The Company’s actual results could differ materially from those anticipated in these forward-looking statements, including those set forth elsewhere in this report. The Company assumes no obligation to update any such forward-looking statements.

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

September 30, 2006

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

LIQUIDITY AND CAPITAL RESOURCES

As a result of the continuing deterioration in its financial position, the Company has taken several major steps during 2006 that both reduce the Company’s expenses and improve the Company’s liquidity. In March 2006, the Company sold its former Power Sources division, realizing $300,000 in cash proceeds. In April 2006, the Company announced plans to close its Services division in Singapore. In June 2006, the Company sold its Houston headquarters building. Net proceeds to the Company were approximately $3.9 million. As a result of the sale, the Company repaid all its debt, and cash increased by approximately $1.4 million. Although these actions have produced sufficient cash for the Company to operate its remaining business line through the balance of 2006 and into 2007, the Company does not believe the business line will return to profitability or generate positive cash flow in the foreseeable future. Therefore, the Company has no plans to resume research and development activities in its Testing Products division. Based upon its current financial position, and an evaluation of the prospects for continuing to operate its remaining business segment, the Company has concluded that it should pursue one, or some combination, of the following courses of action: sell its remaining real estate holdings; sell its remaining business unit; invest in another line of business through a purchase or merger; make distributions to its shareholders of the proceeds of asset or business line sales, possibly through a corporate liquidation. There can be no assurances that the Company will be able to successfully complete any of these transactions or be able to maintain sufficient liquidity over a period of time that will allow it to carry out these actions, in which case the Company might be forced to liquidate or seek protection under the Federal bankruptcy statutes, or both.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

September 30, 2006

Net cash used by operating activities during the nine months ended September 30, 2006 was $1,212,000 compared to $1,929,000 used by operations in the comparable period of 2005. The principal item contributing to the difference was a net loss of $29,000 for 2006 compared with a net loss of $2,992,000 for the same period in 2005, partially offset by $1,689,000 in gains on the sale of assets and securities, $210,000 decrease in depreciation and amortization charges, $145,000 reduction in inventory obsolescence provisions, and $262,000 decrease in accrued liabilities as a result of the sale of the Company’s headquarters building, lower business activity and reductions in staffing.

During the nine months ended September 30, 2006, investing activities provided $4,616,000 of cash, compared to $63,000 during the same period of 2005. The increase in cash is the result of a $4,043,000 increase in proceeds on the sale of assets, $300,000 from the sale of Power Sources and $208,000 from the sale of investment securities.

Financing activities, during the nine months ended September 30, 2006, consumed $2,556,000 in cash as a result of the Company repaying all borrowing under the its credit agreements.

RESULTS OF OPERATIONS

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005.

Revenues.

Revenues during the first nine months of 2006 declined 53% to $230,000 from $491,000 for the same period of 2005. The decline was the result of lower system refurbishment/upgrade activity.

Gross Profit

Gross margin during the nine months ended September 30, 2006 was $13,000 compared with ($213,000) during the same period of 2005. The increase in gross margin is primarily the result of changes in product mix, $152,000 reduction in payroll and payroll related expenses and $125,000 reduction in general operating expenses as a result of lower business activity and reductions in staffing.

Marketing, General and Administrative

Marketing, general and administrative expenses decreased from $1,651,000 in the nine months ended September 30, 2005 to $1,046,000 for the same 2006 period. Expense reductions resulted from a $555,000 decrease in payroll and related cost due to staff reductions implemented in August 2005, a $75,000 decrease in amortization cost for demonstration equipment incurred in 2005 for which there is no corresponding expense in 2006, and $114,000 reduction in depreciation due mainly to the reclassification of the Company’s headquarters to Asset Held For Sale and no longer subject to depreciation.

Research and Development

Research and development costs were $606,000 during the nine months ended September 30, 2005 compared with nil for the same period of 2006. As a part of cost cutting measures implemented in August of 2005, the Company suspended all research and development activities.

Interest Expense

Interest expense for the nine months ended September 30, 2006 was $167,000 and $151,000 for the same period of 2005 as a result of borrowing under the Company’s credit agreements. The Company has repaid all debt under the Company’s credit and loan agreements as of June 30, 2006.

Other Income - Net

Other income was $39,000 for the nine months ended September 30, 2006 compared with $23,000 for the same period of 2005. The net increase results from a $37,000 write down in the value of investment securities during 2005 offset by a decline of rental income during 2006, as a result of the Company selling its Houston facility.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

September 30, 2006

Three months ended September 30, 2006 compared to three months ended September 30, 2005.

Revenues.

Revenues for the three months ended September 30, 2006 were $8,000 compared to $187,000 for the same period of 2005. The decline in revenues was due to no system upgrades during the 3rd quarter of 2006. Revenues came from spare parts sales and field service support activities.

Gross Profit

Gross margin during the three months ended September 30, 2005 was $28,000 compared with $6,000 during the same period of 2006. The change in gross margin is primarily the result of lower volume, changes in product mix, a $53,000 reduction in payroll and payroll related expenses, an $85,000 decrease in reserve accruals for excess and obsolete inventory, and a $37,000 reduction in general operating expenses offset by the reduction in revenues.

Marketing, General and Administrative

Marketing, general and administrative expenses decreased from $604,000 in the three months ended September 30, 2005 to $299,000 for the same 2006 period. Expense reductions were primarily the result of a $232,000 decrease in labor cost due to staff reductions, a $41,000 decrease in general operating expenses due to lower business activity and reductions in staffing, and a $35,000 reduction in depreciation due mainly to the reclassification of the Company’s headquarters to Asset Held For Sale and no longer subject to depreciation.

Research and Development

Research and development costs were $80,000 during the three months ended September 30, 2005 compared with nil for the same period of 2006. As a part of cost cutting measures implemented in August of 2005, the Company suspended all research and development activities.

Interest Expense

The Company had no interest expense for the three months ended September 30, 2006 compared with $65,000 for the same period of 2005, as a result of repaying all borrowings under the Company’s credit and loan agreements in June of 2006.

Other Income - Net

Other income was $3,000 for the three months ended September 30, 2006 compared with $14,000 for the same period of 2005. The decrease results from a $14,000 drop in rental income as a result of the Company selling its Houston facility, partially offset by $3,000 in proceeds from class action settlements on securities held.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

September 30, 2006

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

September 30, 2006

Items 1 through 5 are not applicable and have been omitted.

Item 6. Exhibits:

The following exhibits are filed as part of this report:

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

RELIABILITY INCORPORATED

SIGNATURES

September 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED
(Registrant)

November 14, 2006	/s/ Larry Edwards
Larry Edwards
President and Chief Executive Officer

November 14, 2006	/s/ James M. Harwell
James M. Harwell
Acting Chief Financial Officer