Form 10KSB/A
period 2005-12-31
RELIABILITY INC
filed 2006-12-13
CIK 34285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Reliability Incorporated Form 10-KSB/A

EXPLANATORY NOTE

Reliability Incorporated is filling this Amendment No. 1 to its Annual Report for the year ended December 31, 2005, originally filed on March 28, 2006, to correct certifications filed as Exhibits 31.1 and 31.2 to provide the exact form prescribed by Item 601(b)(31) of Regulation S-B.

This Amendment No. 1 amends the following items of the Original Filing:

Item 13.    Exhibits

RELIABILITY INCORPORATED

Form 10-KSB/A

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

Item 12.    Certain Relationships and Related Transactions.

Not applicable.

Item 13.    Exhibits

(a) The following financial statements are filed as part of this report:

1.	Consolidated Financial Statements: Listed in the Index to Financial Statements provided in response to Item 7 hereof (see p. F-1 for Index)

2.	Financial Statement Schedule. Financial Statement schedules are omitted because they are inapplicable or the required information is shown in the financial statements or noted therein.

(b) The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation (with amendment). Reference is made to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

3.2	Restated Bylaws. Reference is made to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

4.1	Loan Agreement with Briar Capital, L.P. Reference is made to Exhibit 10.1 of the Company’s Form 8-K, filed on December 20, 2004.

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Rule 13a-14(a)/15b-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002).

32	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DATE:	December 12, 2006

RELIABILITY INCORPORATED (Registrant)

BY	/s/ JAMES M. HARWELL
James M. Harwell, Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE: December 12, 2006

BY	/s/ LARRY EDWARDS
Larry Edwards, Chairman of the Board of Directors, President and Chief Executive Officer

DATE: December 12, 2006

BY	/s/ JAMES M. HArwell
James M. Harwell, Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ LARRY EDWARDS Larry Edwards, Director	DATE: December 12, 2006

/s/ THOMAS L. LANGFORD Thomas L. Langford, Director	DATE: December 12, 2006

/s/ PHILIP UHRHAN Philip Uhrhan, Director	DATE: December 12, 2006

/s/ C. LEE COOKE JR. C. Lee Cooke, Jr., Director	DATE: December 12, 2006

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

RELIABILITY INCORPORATED

INDEX TO EXHIBITS

Exhibit Number	Description

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

32	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.