Form 10QSB/A
period 2006-09-30
RELIABILITY INC
filed 2006-12-13
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Reliability Incorporated Form 10-QSB/A

EXPLANATORY NOTE

Reliability Incorporated is filling this Amendment No. 1 to its Quarterly Report for the period ended September 30, 2006, originally filed on November 14, 2006, to reclassify “Gain on the sale of assets” as operating income on the Company’s consolidated statements of operations for the nine months ended September 30, 2006. This restatement had no effect on net income during the periods reported. In addition this amendment discloses management’s conclusion regarding the effectiveness of disclosure controls and procedures as of the end of the period covered by this report, and corrects certifications filed as Exhibits 31.1 and 31.2 to provide the exact form prescribed by Item 601(b)(31) of Regulation S-B.

This Amendment No. 1 amends the following items of the Original Filing:

Item 1.	Unaudited Consolidated Statement of Operations:
Nine Months Ended September 30, 2006 and 2005
Note 1. Basis of presentation and restatement
Item 3.	Controls and Procedures
Item 6.	Exhibits

RELIABILITY INCORPORATED

FORM 10-QSB/A

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

$2,833

See accompanying notes.

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Nine Months Ended September 30,
	2006	2005
	Restated
Revenue	$230	$491
Costs and expenses:
Cost of goods sold	217	704
Marketing, general and administrative	1,046	1,651
Research and development	—	606
(Gain) on the sale of assets	(1,689)	—

	(426)	2,961

Operating income (loss) from continuing operations	656	(2,470)
Interest (expense)	(167)	(151)
Interest income	34	12
Other income	39	23

	(94)	(116)

Income (loss) from continuing operations, before income taxes	562	(2,586)
Provision for income taxes	—	—

Income (loss) from continuing operations	562	(2,586)
Loss from discontinued operations, net of income tax provisions of nil for 2006 and 2005	(591)	(406)

Net loss	$(29)	$(2,992)

Basic and diluted earning (loss) per share:
Continuing operations	$.09	$(.41)
Discontinued operations	(.09)	(.06)

Net income (loss)	$—	$(.47)

Weighted average shares:
Basic	6,336	6,336

Diluted	6,336	6,336

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

Basis of presentation and restatement

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

Certain expenses on the consolidated statement of operations for the three and nine months ended September 30, 2005 have been reclassified to be consistent with the classifications adapted for the three and nine months ended September 30, 2006. In addition, the Company reclassified “gain on the sale of assets” to operating income on the Company’s consolidated statement of operations for the nine months ended September 30, 2006. These reclassifications and restatement had no effect on net income.

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

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATIONS

September 30, 2006

Item 3. Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-5 under the Securities Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Acting Chief Financial Officer had concluded that the Company’s disclosure controls and procedures provide reasonable assurance of their effectiveness.

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

RELIABILITY INCORPORATED
(Registrant)

December 12, 2006	/s/ Larry Edwards
Larry Edwards
President and Chief Executive Officer

December 12, 2006	/s/ James M. Harwell
James M. Harwell
Acting Chief Financial Officer