Form 10KSB
period 2006-12-31
RELIABILITY INC
filed 2007-04-13
CIK 34285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006	Commission File Number 0-7092

RELIABILITY INCORPORATED

(Exact name of registrant as specified in its charter)

TEXAS	75-0868913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15720 Park Row, Suite 500 Post Office Box 218370 Houston, Texas	77218-8370
(Address of principal executive offices)	(Zip Code)

(281) 492-0550

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value per share

(Title of class)

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).    YES  ☐    NO  ☒

State issuer’s revenues for its most recent fiscal year: $237 thousand.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates; computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 30, 2007: $1,267,193.

Number of shares outstanding of the issuer’s Common Stock as of March 30 2007: 6,335,965.

Documents Incorporated by Reference

None.

Transitional Small Business Disclosure Format (check one).    YES  ☐    NO  ☒

RELIABILITY IN CORPORATED

Form 10-KSB

December 31, 2006

PA RT I

Item 1.	Desc ription of Business

THE COMPANY

Reliability Incorporated has principally been engaged in the design, manufacture, market and support of high performance equipment used to test and condition integrated circuits (“Testing Products”). Reliability also designed, manufactured and marketed a line of DC-DC power converters (“Power Sources”). Reliability and its subsidiary (collectively referred to as “Reliability” or the “Company”) also operated a service facility in Singapore that conditioned and tested integrated circuits as a service for others (“Services”).

During the past six years, the Company has undergone significant restructuring due to its sustained negative financial results, including substantial decreases in revenues, net income, backlog, and cash flows from operating activities. Due to the deterioration in its financial position, the Company has taken several major steps to reduce the Company’s expenses and improve the Company’s liquidity, including: the closure of its Power Sources’ Costa Rica facility; the discontinuance of its Automotive division, significant downsizing of its domestic and international workforce, suspension of all research and development activities, the sale of its Power Sources division, the closure of its Services division in Singapore, and the sale of its Houston headquarters facility. As a result of these actions, the Company has repaid all debt, significantly reduced its expenses and produced sufficient cash to continue operations. However, based upon its current financial position, and an evaluation of the prospects for continuing to operate its remaining business line, the Company has concluded that it should pursue one, or some combination, of the following courses of action: sell its remaining real estate holdings; sell its remaining business line; invest in another line of business through a purchase or merger; make distributions to its shareholders of the proceeds of asset or business line sale, possibly through a corporate liquidation.

Subsequent to year-end, on April 1, 2007, as further described in Note 11 to the Company’s Consolidated Financial Statements, the Company consummated the merger of its wholly owned subsidiary, Reliability-Medallion, Inc., a Florida corporation, into Medallion Electric Acquisition Corporation, a Florida corporation (“MEAC”), and the indirect acquisition, through MEAC, of Medallion Electric, Inc., a Florida corporation (“Medallion Electric”).

The Company was incorporated under the laws of the State of Texas in 1953, but the principal business of the Company, as described in this report, started in 1971. The Company has two wholly owned subsidiaries, Reliability Singapore, Pte Ltd. and effective April 1, 2007, Medallion Electric Acquisition Corporation.

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

PRODUCTS

During fiscal 2006, the Company had three operating segments based on its product and service offerings: Testing Products, Services and Power Sources. In March of 2006, the Company sold its Power Sources segment and in April of 2006 the Company commenced the closure of its Services segment. As a result of these actions, these two operating segments are reported as discontinued operations in the accompanying Financial Statements for each period presented. See Note 10 of Notes to Consolidated Financial Statements for financial information regarding discontinued operations reporting.

TESTING PRODUCTS

The Company has been providing capital equipment to IC manufacturers and users to burn-in ICs since 1975 and to functionally test ICs during burn-in since 1980. The Company was one of the first to design, manufacture and market systems that utilize burn-in and test technology within the same product. From 1992 to 2001, the Division focused its research and development activities on equipment and related software that perform functional testing during burn-in of memory devices (i.e., DRAM, SRAM, SDRAM) and micrologic devices (i.e., microprocessors). This focus led to the development of two major product families: INTERSECT™ for performing functional and long cycle tests on large quantities of memory devices in parallel during the conditioning (burn-in) process; and CRITERIA® 18 designed for fine-line geometry micrologic devices (i.e.,microprocessors) that dissipate large amounts of heat.

From 2001 through August 2005, the Division’s focus was on developing its newest generation burn-in and test system for medium and high power micrologic devices, the CRITERIA 20. During this period, the Division spent in excess of $5 million on the development of the Criteria 20. Despite actively marketing the Criteria 20 during this period, the Company was unable to secure an order for a Criteria 20 unit. As a result of the continued lack of demand for the product and the high level of expenditures necessary to continue to develop the product, the Company suspended research and development activities and significantly reduced its workforce in August 2005. Since that time, the business activity of the Testing Products Division has consisted of sales of spare parts for, and the refurbishment and upgrades to, existing, previous generation systems.

SERVICES

The Company has provided burn-in and other related services to its customers since 1971. The establishment or expansion of a service facility requires a large investment of capital. Although the Company and its customers have historically shared capital cost, the Company is primarily responsible for providing the building and equipment required, along with the personnel and management to operate the facility.

The Company operated a service facility in Singapore that used CRITERIA and INTERSECT systems to provide burn-in and burn-in test services for DRAM, SDRAM, SRAM, and microprocessors. The Company also used related equipment acquired from others to provide serial testing, laser-marking, and tape and reel services.

On April 18, 2006, the Company announced plans to close down its Services division located in Singapore. During the wind down of operations, the division has maintained a small number of employees to complete unfinished jobs, provide limited services for its customers while they seek alternative service providers, prepare equipment for sale and vacate the division’s leased facility. The liquidation of the Company’s former Services division is substantially complete as of December 31, 2006. The complete dissolution of this division is expected to be complete during the first half of 2007. The Company’s former Services division is reported as discontinued operations in the accompanying Financial Statements for each period presented. See Note 10 of the Notes to Consolidated Financial Statements for information regarding discontinued operations.

POWER SOURCES

The operating components of electronic equipment frequently have varying electrical requirements. Rather than provide power to each component separately, specialized power devices called DC-DC converters, or power sources, are used to convert direct current voltage into a higher or lower voltage. By using small DC-DC converters, electronic equipment can operate from a single output power supply yet provide different voltages to different operating components, allowing designers of electronic equipment to localize power requirements, increase modularity in the product design and expand equipment features without having to redefine power needs. The Company offered a wide range of DC-DC converters from 1 to 30 Watts targeting customers within the telecommunications, computer and other industries.

On March 14, 2006, the Company sold its Power Sources Division to Reliability Power, Inc., an unaffiliated third party. The Company’s former Power Sources division is reported as discontinued operations in the accompanying Financial Statements for each period presented. See Note 10 of the Notes to Consolidated Financial Statements for financial information regarding discontinued operations.

SALES AND MARKETING

The Company has historically maintained direct sales and service operations in the United States and Singapore as well as a network of distributors and sales representative in certain other key areas within the United States, Europe and Southeast Asia. Due to the sale of the Company’s former Power Sources division, the closure of its Services division in Singapore and an evaluation of the prospects for continuing to operate its remaining business line, the Company no longer maintains direct sales or service operations.

RESEARCH AND DEVELOPMENT

The semiconductor industry’s and the electronic equipment industry’s demand for increasingly complex and sophisticated equipment requires innovation and accurate anticipation of changing needs and emerging technology trends. To avoid becoming technologically obsolete over time, the Company has historically committed a significant portion of its resources to research and development programs for new products and enhancements to existing products.

In August 2005, as a part of cost cutting measures, the Company suspended all research and development activities. As a result, the Company’s research and development expenditures were nil in 2006 and $588,000 in 2005.

The Company has no present plans to resume research and development activities.

INTELLECTUAL PROPERTY

The Company believes that rapidly changing technology in the electronics industry makes the Company’s future success dependent on the quality of its products and its ability to adapt to the changing technological requirements more than upon the protection of any proprietary rights.

Although the Company believes that its intellectual property has value, no single item is, in itself, critical to the Company’s business. While the Company attempts to protect its intellectual property through patents, copyrights, trade secrets, trademarks, and other means, there can be no assurance that these measures will be sufficient or provide significant competitive advantages.

RAW MATERIALS AND INVENTORY

The Company’s products contain certain parts that it manufactures and assembles as well as components and assemblies purchased from others. The Company is not a significant purchaser of raw materials from its suppliers and therefore has little control over either the availability or pricing of component parts. The Company has not experienced any significant inability to obtain components or parts in the past, but has experienced occasional delays and long lead times for certain items. However, the Company no longer purchases significant inventory.

CUSTOMERS

The Company’s customers are concentrated in the semiconductor industry. However, the Company’s customers operate in diverse markets and geographic areas. The Company has historically targeted customers that it believes have the financial capacity to buy large enough quantities of products to provide the Company with a return on its investment, since development cost for products are high. Due to the fact that there are only a small number of companies that have a need to test and condition large batches of ICs, the potential customer base is limited. Additionally, sales to a particular customer may fluctuate significantly from quarter to quarter and year to year. The loss of a key customer or any substantial reduction or delay in orders from any one customer could have a material adverse effect on the Company. In 2006 and 2005, KESM Industries accounted for approximately 72% and 43% of the Company’s net sales from continuing operations, respectively.

COMPETITION

The markets for the Company’s products are subject to intense competition and are characterized by rapidly changing technology. The Company’s competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price performance characteristics. Competitive pressures often necessitate price reductions that can adversely affect operating results. Remaining competitive in the markets in which the Company operates requires a high level of investment in research and development, marketing and service. Based upon its deteriorating financial position, the Company is not presently able to fund the activities necessary to fully compete in the markets in which it operates.

The Company’s primary competitors in the Testing Products segment are other independent manufacturers of similar systems and manufacturers of ICs who design their own equipment. The primary methods of competition in this segment are product features, quality, service, delivery, and price.

BACKLOG

Backlog for sales of Testing Products represents orders for delivery within 12 months from the date on which backlog is reported. The Company’s believes its backlog as of December 31, 2006, is firm, although portions of the backlog are not subject to legally binding agreements. Backlog was $6,272 as of December 31, 2006 compared with $168,000 as of December 31, 2005.

EMPLOYEES

As of December 31, 2006, the Company had 5 employees worldwide, of which one was a contract or temporary employee. None of the Company’s employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

INTERNATIONAL OPERATIONS

The Company is domiciled in the United States and sells products to customers for delivery outside of the U.S. Consequently, the Company is subject to risk customarily found in international business operations, such as fluctuation of currency exchange rates, import and export controls, regulatory policies of foreign governments, longer receivable collection periods and greater difficulty in accounts receivable collections. The Company attempts to conduct its business and financial affairs so as to protect against political and economic risk, but there can be no assurance that the Company will be successful in protecting itself.

ENVIRONMENTAL MATTERS

The Company does not expect to be affected by zoning, environmental protection, or other similar laws or ordinances.

SEASONALITY

The Company’s business in not seasonal but historically has been cyclical, depending on the growth of the semiconductor and electronics equipment industries.

GOVERNMENTAL BUSINESS

The Company does not have any business with any governmental agencies.

Item 2.	Description of Properties

In June 2006, the Company completed the sale of its former headquarters and principal administrative, engineering and manufacturing facility located in Park 10, an office and industrial park located on the west side of Houston, Texas. The Company relocated it headquarters to a 3,400 square foot leased facility, also located in Park 10, on the west side of Houston. See Note 6 to the Company’s Consolidated Financial Statements for information concerning lease commitments.

The Company also owns a 43,500 square foot facility on a seventeen-acre tract of land in Durham, North Carolina. This facility is debt free and unencumbered as of December 31, 2006. The Durham facility is not being utilized and is being actively marketed for sale or lease.

The Company considers its properties to be in excess of the space required for its current operations.

Item 3.	Legal Proceedings.

Not applicable.

Item 4.	Sub mission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The Company’s common stock trades in the over-the-counter pink sheets market under the symbol REAL. Prior to February 24, 2005, the Company’s stock traded on Nasdaq, until no longer meeting its listing requirements. The high and low sale prices for 2006 and 2005 are set forth below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
High	$.29	$.31	$.28	$.22
Low	.16	.18	.18	.18
2005
High	$.89	$.32	$.28	$.31
Low	.29	.18	.14	.20

The price information provided above was obtained from MSN.com and is based upon inter-dealer quotes without retail mark-ups, mark-down or commissions and may not necessarily reflect actual sale transactions.

The Company paid no cash dividends in 2006 or 2005 and had approximately 500 shareholders of record as of December 31, 2006.

The following table sets forth the number of shares of the Company’s common stock reserved for issuance under the Company’s equity compensation plans as of December 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	951,851	$1.67	330,600
Equity compensation plans not approved by security holders	—	—	—
Total	951,851	$1.67	330,600

Shares of Company stock were also used to fund the matching feature of the Employee Stock Savings Plan, which was terminated effective November 16, 2006. See Note 5 to the Company’s Consolidated Financial Statements for information concerning Employee Stock Savings Plan.

No shares of common stock were sold during 2006 that were not registered under the Securities Act. No shares of common stock were repurchased by the Company or any of its affiliates in 2006.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and related notes that appear in this document.

REVIEW OF SIGNIFICANT ACCOUNTING POLICIES

In response to a guidance document that was issued by the Securities and Exchange Commission, the Company completed a review of its significant accounting policies. The results of the review indicated that the accounting policies that the Company has adopted are appropriate for the operations of the Company and that the Company has correctly applied the accounting policies. See Note 1 to the Company’s Consolidated Financial Statements for information concerning significant accounting policies.

Management’s discussion and analysis of its financial condition and results of operations is based on the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities, if any exist. The Company evaluates its estimates on an on-going basis, including those related to inventories, investments, assets held for sale, intangible assets, income taxes, warranty obligations, bad debts, product returns, long-lived assets and contingencies, if any. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values and disclosure of amounts recorded or disclosed in the Consolidated Financial Statements of the Company.

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis or Plan of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties, as well as current expectations and assumptions. From time to time, the Company may publish forward-looking statements, including those that are contained in this report, relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, its ability to maintain sufficient working capital, adverse changes in the economy, the ability to attract and maintain key personnel, the ability to sell its remaining real estate holdings or business line, its ability to identify or complete an acceptable merger or acquisition, and future results related to acquisition, merger or investment activities. The Company’s actual results could differ materially from those anticipated in these forward-looking statements, including those set forth elsewhere in this report. The Company assumes no obligation to update any such forward-looking statements.

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has sustained significant negative financial results, including substantial decreases in revenues, net income, backlog, and cash flows from operating activities. From December 31, 2000 to December 31, 2006: revenues, before reclassifications for discontinued operations, decreased from $22.2 million to $950 thousand; cash and cash equivalents decreased from $14.3 million to $1.4 million; working capital declined from $18.2 million to $1.2 million; and backlog decrease from $3.9 million to $6 thousand. The deterioration in the Company’s financial condition and liquidity are generally attributable to operating losses sustained in each of the last six years.

Due to the deterioration in its financial position, the Company has taken several major steps to reduce the Company’s expenses and improve the Company’s liquidity, including shutting down its Costa Rica facility in the third quarter of 2002, repeatedly downsizing its workforce during 2002 through 2006, discontinuing its former Automotive division in January of 2005, suspending all research and development in August of 2005, selling its Power Sources division in March of 2006, commencing the closure of its Singapore Services division in April of 2006, and selling its Houston headquarters facility in June of 2006. As a result, the Company repaid all its debt and produced sufficient cash to continue to operate its remaining Testing Products business line through 2007 and into 2008. However, the Company does not believe its remaining business line will return to profitability or generate positive cash flow in the foreseeable future. Based upon its current financial position, and an evaluation of the prospects for continuing to operate its remaining business segment, the Company has concluded that it should pursue one, or some combination, of the following courses of action: sell its remaining real estate holding; sell its remaining business unit; invest in another line of business through a purchase or merger; make distributions to its shareholders of the proceeds of asset or business line sales, possibly through a corporate liquidation.

Subsequent to year-end, on April 1, 2007, the Company consummated the merger of its wholly owned subsidiary, Reliability-Medallion, Inc., a Florida corporation, into Medallion Electric Acquisition Corporation, a Florida corporation (“MEAC”), and the indirect acquisition, through MEAC, of Medallion Electric, Inc., a Florida corporation (“Medallion Electric”). All of the funds used for the down payment to Medallion Electric were paid out of the Company’s cash on hand. Additional payments will come from the Company’s working capital, funds generated by the private placements, and funds generated by Medallion Electric’s operations. However, there can be no assurances that the Company will be able to successfully raise enough funds or maintain sufficient liquidity over a period of time that will allow it to continue to service the acquisition commitments as further described in Note 11 to the Company’s Consolidated Financial Statements.

Net cash used by operating activities for the year ended December 31, 2006 was $1,544,000, compared to $2,511,000 used by operations during 2005. The principal item contributing to the difference was a net loss of $178,000 for 2006 compared with a net loss of $3,484,000 for 2005, partially offset by adjustment to reconcile cash to net income of: $1,567,000 increase from gains on the sale of assets; $223,000 decrease in depreciation & amortization; $162,000 decrease in inventory obsolescence provisions, and changes in operating assets and liabilities resulting from a $278,000 decline in accounts receivable and decreases in prepaid expenses, accounts payable, and accrued liabilities of $466,000, due primarily to the sale of the Company’s headquarters facility, reductions in staffing and lower business activity.

Investment activities provided $4,616,000 as a result of net proceeds of, $3,866,000 on the sale of the Company’s headquarters facility, $300,000 from the sale of the Company’s former Power Sources segment, $242,000 from the sale of excess furniture and equipment, and $208,000 from the sale of investment securities.

Financing activities used $2,556,000, primarily the result of the Company repaying all borrowing under its former credit agreement upon the sale of its headquarters facility. See Note 3 to the Company’s Consolidated Financial Statements for information regarding former credit agreements.

Available sources of liquidity at December 31, 2006 include cash and cash equivalents of $1,400,000, collections on outstanding receivables and deposits of $63,000, and assets held for sale of $1,000,000. See Note 9 to the Company’s Consolidated Financial Statements for information regarding assets held for sale.

RESULTS OF CONTINUING OPERATIONS

Net Revenues

Revenues in 2006, for the Company’s remaining business line (Testing Products), declined 68% to $237,000 from $748,000 in 2005, as a result of lower system refurbishment and upgrade activity. The Company does not believe this remaining business line will generate sufficient revenue, in the foreseeable future, to generate positive cash flow or return to profitability. The Company has no plans to resume research and development, sales and marketing, or manufacturing and support activities for this business line. The Company does not anticipate any significant revenues or expenses to be generated from this business line for future periods.

Gross Profit

Gross margin was $18,000 in 2006 compared with ($187,000) in 2005. The change is primarily the result of reductions in payroll related expenses of $158,000 for 2006 as a result of the Company’s downsizing, provisions for excess and obsolete inventory of $171,000 during 2005 for which there is no corresponding expense in 2006, an $81,000 impairment charge recorded during 2005 to reduce the carrying value of fixed assets to their estimated fair value, for which there is no corresponding expense in 2006, partially offset by the decline in revenues for 2006.

Marketing, General and Administrative

Marketing, general and administrative (“MG&A”) expenses primarily consist of employee salaries and payroll related costs, product promotion, customer support costs, employee and independent sales representative commissions, and legal, accounting and other professional services.

M,G&A expenses decreased from $1,988,000 in 2005 to $1,301,000 in 2006. The reductions were primarily the result of a $226,000 decrease in payroll related costs as the result of staff reductions, a $148,000 decline in depreciation, due mainly to the reclassification of the Company’s headquarters to Assets Held for Sale and no longer subject to depreciation, a $75,000 decrease in amortization cost for demonstration equipment incurred in 2005, for which there is no corresponding expense in 2006, a $78,000 decrease in corporate compliance and professional fees, and a $96,000 reduction in general operating and marketing expenses, due mainly to staff reductions and lower business activity.

Research and Development

Research and development (“R&D”) consists primarily of salaries and payroll related costs of employees involved in product research, design and development activities, engineering supplies, and professional contract design services.

In August 2005, as a part of cost cutting measures, the Company suspended all research and development activities. As a result, the Company’s research and development expenditures were nil in 2006 compared to $588,000 in 2005. Due to the Company’s belief that its remaining business line will not return to profitability or generate positive cash flow in the foreseeable future, the Company has no present plans to resume research and development activities.

Gain on the Sale of Assets

In June of 2006, the Company sold its Houston headquarters facility, previously reported as Asset Held for Sale. Net proceeds to the Company were $3.9 million. As a result of the sale, the Company repaid all borrowing under its credit agreements and recognized a gain on the sale of approximately $1.4 million. In addition, the Company recorded a gain of $88,000 on the sale of excess idle equipment and furnishings in its Houston facility and a $59,000 gain on the sale of securities.

Interest Expense

Interest expense for 2006 and 2005, as a result of borrowing under the Company’s former credit agreements, was $170,000 and $233,000, respectively. The Company repaid all its credit agreement debt as of June 30, 2006. See Note 3 to the Company’s Consolidated Financial Statements for information regarding former credit agreements.

Other Income

Other income in 2006 was $39,000 compared to $46,000 in 2005, primarily resulting from a decline in rental income during 2006, as a result of the Company selling its Houston facility. See Note 8 to the Company’s Consolidated Financial Statements for information regarding other income.

Provision for Income Taxes

The Company recorded no provision or benefit for income taxes in 2006 or 2005 due to its substantial cumulative operating losses. See Note 2 to the Company’s Consolidated Financial Statements for information regarding income taxes.

OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 7.	Fin ancial Statements.

The financial statements of the Company and the related report of the Company’s independent registered public accounting firm thereon are included in this report and are referenced as pages F-1 to F-17.

Item 8.	Chan ges in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A.	Cont rols and Procedures.

Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures provide reasonable assurance of their effectiveness to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

During the fourth quarter of fiscal 2006, the Company has not made any change to its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Item 8B.	Other Information

Not applicable.

PAR T III

Item 9.	Directors and Executive Off icers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors of the Company at December 31, 2006 were as follows:

Name	Director since	Age	Other positions and offices presently held with the Company (and other principal occupation, if different)
Larry Edwards	1995	65	Chairman of the Board of Directors, President and Chief Executive Officer
Thomas L. Langford	1980	65	(Group Vice President, Consolidated Contractors International Co. S.A.L.)
Philip Uhrhan	1997	57	(Retired)
C. Lee Cooke, Jr	2004	62	(President, Chief Executive Officer, Habitek International, d/b/a U.S. Medical Systems, Inc.)

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

Mr. Uhrhan has been a Director of the Company since 1997. Mr. Uhrhan is retired. He served as Vice President—Finance of Solvay America, Inc., a chemical and pharmaceuticals company, from 1996 until February of 2007. Mr. Uhrhan was a Partner with Ernst & Young LLP for more than five years prior to his employment by Solvay America, Inc.

Mr. C. Lee Cooke, Jr. has been a director of the Company since July 2004. Since 1991, he has been President and Chief Executive Officer of Habitek International, Inc. d/b/a U.S. Medical Systems, Inc., a biomedical company. He served as Chairman of the Board, Chief Executive Officer and President of Sharps Compliance Corp. from March 1992 until July 1998. Mr. Cooke served as Chairman of the Board for Tanisys Technology, Inc. (“Tanisys”), a developer and marketer of semi-conductor testing equipment from February 2002 until February 2003 and served as Chief Executive Officer from March 2002 until February 2003. Mr. Cooke serves as an advisory director to the Staubach Group, CTLLC, a real estate representative company. Mr. Cooke also serves on the board of two other private companies. Mr. Cooke was President and Chief Executive Officer of CUville, Inc., d/b/a Good2CU.com, from 1999 until 2000. Mr. Cooke served as Chief Executive of The Greater Austin Chamber of Commerce from 1983 to 1987. From 1972 to 1983, Mr. Cooke also served in various management roles with Texas Instruments. From 1988 to 1991 he served in the elected position of Mayor of Austin, Texas. Mr. Cooke has served as director of New Century Equity Holdings Corp. (“New Century”), a publicly-held holding company focused on high growth companies since 1996.

Directors serve a one-year term and hold office until their successors are elected by the shareholders, unless they shall sooner resign.

The Company has an Audit Committee comprised of its three independent directors, Messrs. Langford, Uhrhan and Cooke. The Board has determined that the Company has two audit committee financial experts, as defined by the Securities and Exchange Commission, serving on its audit committee. Mr. Uhrhan, Chairman of the committee, and Mr. Langford qualify as financial experts and both are independent, as independence for audit committee members is defined by the Securities and Exchange Commission.

Executive officers of the Company as of December 31, 2006 were as follows:

Name	Age	Officer of Reliability Incorporated Since	Position Currently Held with Reliability Incorporated
Larry Edwards	65	1981	Chairman of the Board of Directors, President and Chief Executive Officer
James M. Harwell	52	1993	Executive Vice President and Acting Chief Financial Officer, Secretary

Mr. Edwards has been President and Chief Executive Officer of the Company since 1993 and became a Director and Chairman of the Board of Directors in 1995. Mr. Edwards has been employed by the Company in various capacities since 1977.

Mr. Harwell was appointed Executive Vice President and Chief Operating Officer in July 2003. From November 2002 until July 2003 and from August 2006 to present, he also served as Executive Vice President and Acting Chief Financial Officer. Mr. Harwell has been employed by the Company in various capacities since 1979.

The Company has a code of ethics that applies to all directors, officers and employees, including its principal executive officer and principal financial officer (who is also its principal accounting officer). A copy of the Company’s code of ethics is available on the Company’s website at http://www.relinc.com.

The Company intends to post on its website any amendments to, or waivers from its code of ethics promptly following any such amendment or waiver. No amendments or waivers were granted in 2006.

Section 16(a) Beneficial Ownership Reporting Compliance.

The Securities Exchange Act of 1934, as amended, requires that the Company’s directors, executive officers and 10% stockholders (if any) report to the Securities and Exchange Commission certain transactions involving Common Stock. Based solely on a review of Forms 3, 4 and 5 furnished to the Company and representations received from persons subject to such reporting requirements, the following table provides information as to the transactions that were not filed on a timely basis during the year ended December 31, 2006.

Name	Number of late reports	Required Form	Number of transactions not reported on a timely basis	Transactions not reported on a timely basis
Larry Edwards	1	Form 4	1	Stock option award
James Harwell	1	Form 4	1	Stock option award
Thomas Langford	1	Form 4	1	Stock option award
Philip Uhrhan	1	Form 4	1	Stock option award
C. Lee Cooke, Jr.	1	Form 4	1	Stock option award

Item 10.	Execu tive Compensation.

Summary compensation table

The following table provides information as to the compensation paid by the Company to its executive officers during fiscal years 2006 and 2005.

	Annual compensation
(a) Name and principal position	(b) Year	(c) Salary	(f) Option Awards	(i) All other Compensation	(j) Total
Larry Edwards	2006	$117,685	$24,000	$2,158	$143,843
President, Chairman of the Board and
Chief Executive Officer	2005	$169,988	—	$4,577	$174,565
James M. Harwell	2006	$103,872	$12,000	$1,598	$117,470
Executive Vice President and
Acting Chief Financial Officer	2005	$103,870	—	$2,797	$106,667

The Company has no employment contracts, long-term compensation plans, awards, defined benefit plans, stock appreciation rights or option plans except for the Amended and Restated 1997 Stock Option Plan. The Company has termination of employment or change in control agreements with its executive officers consisting of one weeks base pay for each year of service plus two weeks base pay.

In addition to base salary, the Company has an incentive bonus plan which applies to the CEO, all executive officers, directors and all salaried employees of the Company. The incentive plan has three components:

1.	a quantitative measure of the Company’s performance based on income before income tax; and

2.	a qualitative measure of each individual’s performance during the year; and

3.	a target incentive which is a quantitative percent of base salary.

The Company was not profitable during 2006 or 2005; therefore, no bonuses were paid. As a result column (d) is intentionally omitted in the compensation table above.

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

The amounts shown in column (f) represent the grant date fair value estimate of options granted during the last two completed fiscal years to the named individuals. See Note 4 to the Company’s Consolidated Financial Statements for information concerning the Stock Options.

The Company sponsored an Employee Stock Savings Plan (the “Plan”), until November 16, 2006, when the Plan was terminated. The Plan allowed all U.S. employees, who had been employed for six months, to contribute up to 100% of defined compensation to the Plan. The Company matched employee contributions at a rate equal to 50% of the employee’s contributions, but limited to 2% of the employee’s defined compensation. In addition, the Company contributed an amount equal to 1% of defined compensation to all plan participants. The Plan also provided for the Company to make additional voluntary profit sharing contributions based on the consolidated profits of the Company. The Company did not make any additional voluntary profit sharing contribution in 2006 or 2005. See Note 5 to the Company’s Consolidated Financial Statements for information regarding the Employee Stock Savings Plan.

The amounts shown in column (i) represent the Company’s matching contributions to the Employee Stock Savings Plan for the benefit of the named individuals.

Outstanding equity awards

The following table discloses information regarding all option awards, to executive officers, to purchase the Company’s Common Stock as of December 31, 2006.

Option Awards

	Number of Securities Underlying Unexercised Options		Option
Name (a)	# Exercisable (b)	# Unexercisable (1) (c)	Exercise Price (e)	Expiration Date (f)
Larry Edwards:	46,600		$3.50	2/26/2007
	35,000		4.88	2/24/2009
	35,000		2.57	11/10/2009
	35,000		3.50	11/15/2010
	70,000		2.55	12/5/2011
	50,000		1.17	7/22/2013
	40,000		.64	11/9/2004
		200,000.21		7/19/2016

James Harwell:	13,751		$3.50	2/26/2007
	15,000		4.88	2/24/2009
	15,000		2.57	11/10/2009
	15,000		3.50	11/15/2010
	30,000		2.55	12/5/2011
	25,000		1.17	7/22/2013
	20,000		.64	11/9/2004
		100,000.21		7/19/2016

(1)	All unexercisable options reported in column (c) vest and become exercisable on January 20, 2007.

Director Compensation

The following table provides information as to the compensation paid by the Company to each of its non-employee directors during fiscal year 2006.

Name (a)	Fees Earned or Paid in Cash (b)	Option Awards (c)	Total (h)
Each non-employee director	$10,200	$1,800	$12,000

The amount shown in column (c) represents the grant date fair value estimate of options granted during 2006 to each non-employee director. See Note 4 to the Company’s Consolidated Financial Statements for information concerning the Stock Options.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal shareholders

Based on information available to the Company each of the following persons or groups beneficially owned 5% or more of the 6,335,965 shares of common stock outstanding as of March 28, 2007.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Minerva Group, L.P.
50 Monument Road, Suite 201, Bala Cynwyd, PA 19004	502,000		7.92%
Fidelity Management & Research Company (“Fidelity”)
82 Devonshire Street, Boston, MA 02109	460,300	(1)	7.275%
Jay Gottlieb
27 Misty Brook Lane, New Fairfield, CT 06812	376,313		5.94%

(1)	Fidelity Management & Research Company (“Fidelity”) is a wholly owned subsidiary of FMR Corp and a registered investment adviser. As a result of acting as investment adviser, Fidelity Low Priced Stock Fund owns 460,300 shares of the Company’s common stock. Fidelity carries out its voting of shares under written guidelines established by the Funds’ Boards of Trustees. Edward C. Johnson III, Chairman of FMR Corp., and FMR Corp. through its control of Fidelity, and the fund each has sole power to dispose of the 460,300 shares owned by the fund.

The Company’s Employee Stock Savings Plan (the “Plan”) owns a total of 412,625 shares (6.5% of the 6,335,965 shares of common stock outstanding as of December 31, 2006) of Common Stock. Each Plan participant may direct the Trustee of the Plan on how to vote the stock and can direct the sale of all of the shares held for his benefit. No Plan participant owns 5% or more of the Company’s shares through the Plan. The Plan was terminated effective November 16, 2006. See Note 5 to the Company’s Consolidated Financial Statements for information concerning the Employee Stock Savings Plan.

Security ownership of management

As of December 31, 2006, the amount of common stock owned by the directors of the Company, each executive officer named in the compensation table and all directors and officers as a group is shown in the table below. The business address of each named person is P.O. Box 218370, Houston, Texas 77218.

Name of individual or group	Amount and Nature of Beneficial Ownership (1), (2)	Percent of Class (3)
Larry Edwards	734,385	10.21%
C. Lee Cooke, Jr	25,000.35
Thomas L. Langford	80,000	1.11
Philip Uhrhan	30,000.42
James M. Harwell	309,579	4.30
All executive officers and directors as a group	1,178,964	16.39

(1)	Each person has the sole power to vote and sell the shares shown in this column except that Mr. Edwards has shared power with his spouse to vote and sell 61,200 of the shares reported above.
(2)	Includes the following number of stock options acquirable within sixty days of December 31, 2006: Mr. Edwards, 511,600 shares; Mr. Cooke, 25,000 shares; Mr. Langford 60,000 shares; Mr. Uhrhan, 25,000 shares; Mr. Harwell 233,751 shares; all directors and executive officers as a group 855,351 shares.
(3)	The percent stated in this column is based on the total beneficial ownership of the individual or group as a percent of the 6,335,965 shares of Common Stock outstanding as of December 31, 2006, plus the 855,351 shares acquirable under stock options on, or within 60 days of, December 31, 2006.

Subsequent to year-end, On April 1, 2007, as further described in Note 11 to the Company’s Consolidated Financial Statements, the Company consummated a merger of its wholly owned subsidiary, Reliability-Medallion, Inc., a Florida corporation, into Medallion Electric Acquisition Corporation, a Florida corporation, and the indirect acquisition, through Medallion Electric Acquisition Corporation, of Medallion Electric, Inc., a Florida corporation. As part on the transaction, the Company issued 2,850,000 unregistered restricted shares of its common stock to the shareholders of Medallion Electric Acquisition Corporation as consideration for the Merger and 150,000 unregistered restricted shares of its common stock in connection with Medallion Electric Acquisition Corporation’s acquisition of Medallion Electric. Under the Agreement of Merger and Plan of Reorganization, the Company is required to raise capital in one or more private placements of common stock to select accredited investors. If the at least $2,000,000 is not raised in such private placements by June 15, 2007, the 3,000,000 shares issued in connection with the merger and acquisition will be forfeited and returned to the treasury.

Item 12.	Certai n Relationships and Related Transactions.

Not applicable.

Item 13.	Exhi bits

a)	The following financial statements are filed as part of this report:

1.	Consolidated Financial Statements: Listed in the Index to Financial Statements provided in response to Item 7 hereof (see p. F-1 for Index)

2.	Financial Statement Schedule. Financial Statement schedules are omitted because they are inapplicable or the required information is shown in the financial statements or noted therein.

b)	The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation (with amendment). Reference is made to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

3.2	Restated Bylaws. Reference is made to Exhibit 3.2 to the Company’s Annual Report on Form10-K for the year ended December 31, 2003.

3.3	Amended Bylaws. Reference is made to Exhibit 3.01 of the Company’s Form 8-K, filed on April 6, 2007.

10.1	Agreement of Merger and Plan of Reorganization. Reference is made to Exhibit 2.01 to the Company’s Form 8-K filed on April 6, 2007.

10.2	Stock Purchase Agreement. Reference is made to Exhibit 2.02 to the Company’s Form 8-K filed on April 6, 2007.

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.

31.2	Certifications Pursuant to Rule 13a-14(a)/15b-14(a) of the Securities Exchange Act.

32	Certifications Pursuant to Rule 13a-14(b)/15d-14(b) and Section 1350, Chapter 63, Title 18 of the United States Code

Item 14.	Princip al Accountant’s Fees and Services

Fees Paid to Principal Accounting Firm

Aggregate fees of Reliability to Fitts, Roberts & Co., P.C. for fiscal year 2006 and 2005 are listed below:

Fee category	2006	2005
Audit fees	$46,600	$82,000
Audit-related fees	—	4,000
Tax fees	9,400	7,000
All other fees	—	—

Total fees	$56,000	$93,000

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

Pre-Approval Policies and Procedures for Audit and Non-Audit Services.

The Audit Committee has developed policies and procedures concerning its pre-approval of the performance of audit and non-audit services for the Company by Fitts, Roberts. These policies and procedures provide that the Chairman of the Audit Committee must pre-approve 100% of all audit and permitted non-audit services (including the fees and terms thereof). The Chairman reports all such services approved to the full Audit Committee at its next meeting. In pre-approving all audit services and permitted non-audit services, the Audit Committee or a delegated member must consider whether the provision of the permitted non-audit services is compatible with maintaining the independence of Fitts, Roberts and its status as the Company’s independent auditors.

SIGNATU RES

In accordance with Section 13 or (15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 13, 2007

RELIABILITY INCORPORATED
(Registrant)

	BY	/s/ JAMES M. HARWELL
James M. Harwell, Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE: April 13, 2007

	BY	/s/ LARRY EDWARDS
Larry Edwards, Chairman of the Board of Directors,
President and Chief Executive Officer

DATE: April 13, 2007

	BY	/s/ JAMES M. HARWELL
James M. Harwell, Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ LARRY EDWARDS	DATE: April 13, 2007
Larry Edwards, Director

/s/ THOMAS L. LANGFORD	DATE: April 13, 2007
Thomas L. Langford, Director

/s/ PHILIP UHRHAN	DATE: April 13, 2007
Philip Uhrhan, Director

/s/ C. LEE COOKE JR.	DATE: April 13, 2007
C. Lee Cooke, Jr., Director

RELIABILI TY INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Reliability Incorporated

We have audited the accompanying consolidated balance sheet of Reliability Incorporated as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliability Incorporated at December 31, 2006, and the consolidated results of its operations, changes in stockholders’ equity and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company’s negative trends, including recurring losses from operations and negative cash flows from operating activities raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1 and 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fitts, Roberts & Co., P.C.

Houston, Texas

April 13, 2007

REL IABILITY INCORPORATED

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

2006
ASSETS
Current assets:
Cash and cash equivalents	$1,258
Accounts receivable	2
Prepaid expenses	30
Assets of discontinued operations	213

Total current assets	1,503
Property, plant and equipment, at cost:

Machinery and equipment	65
Less accumulated depreciation	(63)

2

Assets held for sale	1,000

$2,505

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$146
Deferred income	3
Accrued liabilities of discontinued operations	129

Total current liabilities	278

Stockholders’ equity:
Common stock, without par value; 20,000,000 shares authorized; 6,690,265 shares issued	9,767
Accumulated deficit	(6,446)
Less treasury stock at cost, 354,300 shares	(1,094)

Total stockholders’ equity	2,227

$2,505

See accompanying notes.

RELIABI LITY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	2006	2005
Revenue	$237	$748
Costs and expenses:
Cost of goods sold	219	935
Marketing, general and administrative	1,301	1,988
Research and development	—	588

Total cost and expenses	1,520	3,511
(Gain) on the sale of assets	(1,583)	—

Operating income (loss) from continuing operations	300	(2,763)
Other income (expense):
Interest (expense)	(170)	(233)
Interest income	53	16
Other income	39	46

Total other (expense)	(78)	(171)

Income (loss) from continuing operations, before income taxes	222	(2,934)
Provision for income taxes	—	—

Income (loss) from continuing operations	222	(2,934)
Loss from discontinued operations, net of income tax provisions of nil for 2006 and 2005	(400)	(550)

Net (loss)	$(178)	$(3,484)

Basic and diluted earnings (loss) per share:
Continuing operations	$.03	$(.46)
Discontinued operations	(.06)	(.09)

Net earnings (loss)	$(.03)	$(.55)

Weighted average shares:
Basic	6,336	6,336

Diluted	6,336	6,336

See accompanying notes.

RELIABI LITY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005
Cash flows from operating activities:
Net (loss)	$(178)	$(3,484)
Income (loss) from discontinued operations	(400)	(550)

Income (loss) from continuing operations	222	(2,934)
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation and amortization	4	227
Impairment charges	—	81
Provision for inventory obsolescence	9	171
Provision for uncollectible accounts	—	3
Stock option expense	46	—
(Gain) on sale of assets	(1,583)	(16)
Changes in operating assets and liabilities:
Accounts receivable	215	(63)
Inventories	17	105
Prepaid expenses	114	(1)
Accounts payable	(34)	8
Accrued liabilities	(253)	56

Total adjustments	(1,465)	571
Net cash used in continuing operations	(1,243)	(2,363)
Net cash used in discontinued operations	(301)	(148)

Net cash used by operating activities	(1,544)	(2,511)
Cash flows from investing activities:
Expenditures for property and equipment	—	(2)
Proceeds from sale of investment securities	208	—
Proceeds from sale of assets	4,108	82
Proceeds from sale of discontinued operation	300	—

Net cash provided by investing activities	4,616	80
Cash flows from financing activities:
Borrowings under line of credit	330	1,825
Repayments on line of credit	(1,855)	(300)
Repayments on notes payable	(1,031)	(17)
Borrowing under premium finance note	—	48

Net cash (used) provided by financing activities	(2,556)	1,556

Net increase (decrease) in cash	516	(875)
Cash and cash equivalents:
Beginning of period	742	1,617

End of period	$1,258	$742

Supplemental cash flow information:
Interest paid	170	233

See accompanying notes.

RELIABI LITY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND ACCUMULATED OTHER COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Treasury Stock (At Cost)		Retained Earnings	Accumulated Other Comprehensive	Total	Total Comprehensive
	Shares	Amount	Shares	Amount	Amount	Income (Loss)	Amount	Income (Loss)
Balance at December 31, 2004	6,690	$9,721	(354)	$(1,094)	$(2,784)	$13	$5,856
Comprehensive (loss):
Net (loss)					(3,484)		(3,484)	$(3,484)
Unrealized net gain on marketable equity securities						45	45	45

Total comprehensive (loss)								$(3,439)

Balance at December 31, 2005	6,690	$9,721	(354)	$(1,094)	$(6,268)	$58	$2,417
Comprehensive (loss):
Net (loss)					(178)		(178)	$(178)
Net gain on marketable equity securities						(58)	(58)	(58)

Total comprehensive (loss)								$(236)

Issuance of options to purchase common stock under employee plans		46					46
Balance at December 31, 2006	6,690	$9,767	(354)	$(1,094)	$(6,446)	$—	$2,227

See accompanying notes.

RELIABI LITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND LIQUIDITY

Reliability Incorporated has principally been engaged in the design, manufacture, market and support of high performance equipment used to test and condition integrated circuits (“Testing Products”). Reliability also designed, manufactured and marketed a line of DC-DC power converters (“Power Sources”). Reliability and its subsidiary (collectively referred to as “Reliability” or the “Company”) also operated a service facility in Singapore that conditioned and tested integrated circuits as a service for others (“Services”).

The Company’s business has been largely dependent on the capital equipment expenditures of integrated circuit manufacturers and the overall demand for products utilizing integrated circuits. Beginning in 2001 the entire semiconductor industry experienced a sharp downturn that resulted in excess capacity in the markets the company served, reduced capital spending, significant reductions in burn-in times by some customers, a move away from conventional burn-in by a major customer and the Company’s inability to generate sales for its newer products and services. As a result, the Company experienced a significant decrease in demand for its products and services in all of its historical business segments. The semiconductor industry is cyclical in nature and despite improvements in semiconductor industry revenues and semiconductor capital equipment revenues in the periods 2003-2006; the Company did not participate in this recovery and subsequently has been unable to recover from the industry downturn in 2001-2002.

The Company has sustained significant negative financial results, including substantial decreases in revenues, net income, and cash flows from operating activities. From December 31, 2000 to December 31, 2006: revenues, before reclassifications for discontinued operations, decreased from $22.2 million to $950 thousand; cash and cash equivalents decreased from $14.3 million to $1.4 million; and working capital declined from $18.2 million to $1.2 million. The deterioration in the Company’s financial condition and liquidity are generally attributable to operating losses sustained in each of the last six years.

Due to the deterioration in its financial position, the Company has taken several major steps to reduce the Company’s expenses and improve the Company’s liquidity, including shutting down the Costa Rica facility in the third quarter of 2002, repeatedly downsizing its workforce during 2002 through 2006, discontinuing its former Automotive division in January of 2005, suspending all research and development in August of 2005, selling its Power Sources division in March of 2006, commencing the closure of its Singapore Services division in April of 2006, and selling its Houston headquarters facility in June of 2006. As a result, the Company repaid all its debt and produced sufficient cash to continue to operate its remaining Testing Products business line through 2007 and into 2008. However, the Company does not believe its remaining business line will return to profitability or generate positive cash flow in the foreseeable future. Based upon its current financial position, and an evaluation of the prospects for continuing to operate its remaining business segment, the Company has concluded that it should pursue one, or some combination, of the following courses of action: sell its remaining real estate holdings; sell its remaining business unit; invest in another line of business through a purchase or merger; make distributions to its shareholders of the proceeds of asset or business line sales, possibly through a corporate liquidation.

Subsequent to year-end, on April 1, 2007, the Company consummated the merger of its wholly owned subsidiary, Reliability-Medallion, Inc., a Florida corporation, into Medallion Electric Acquisition Corporation, a Florida corporation (“MEAC”), and the indirect acquisition, through MEAC, of Medallion Electric, Inc., a Florida corporation (“Medallion Electric”). All of the funds used for the down payment to Medallion Electric were paid out of the Company’s cash on hand. Additional payments will come from the Company’s working capital, funds generated by the private placements, and funds generated by Medallion Electric’s operations. However, there can be no assurances that the Company will be able to successfully raise enough funds or maintain sufficient liquidity over a period of time that will allow it to continue to service the acquisition commitments as further described in Note 11 to the Company’s Consolidated Financial Statements.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

BASIS OF PRESENTATION AND RESTATEMENT

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for financial information and with instructions to Form 10-KSB. The consolidated financial statements include the financial transactions and accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. Certain expenses on the consolidated statement of operations for 2005, related primarily to discontinued operations, have been reclassified to be consistent with the classifications adapted for 2006. These reclassifications had no effect on net income.

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

INVENTORIES

Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value). The Company held no inventories at December 31,2006.

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

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

STOCK OPTIONS

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

The following table provides pro forma net loss and loss per share had the Company applied the fair value method of SFAS 123 for the fiscal year ended December 31, 2005 (in thousands, except per share data):

2005
Reported net loss:	$(3,484)
Deduct: Total stock-based employee compensation expense for all awards	(47)

Pro forma net loss	$(3,531)

Basic and Diluted loss per share as reported:
Continuing operations	$(.46)

Discontinued operations	(.09)

Net Loss	$(.55)

Pro forma Basic and Diluted loss per share, as if the fair value method had been applied to all awards:
Continuing operations	$(.47)

Discontinued operations	(.09)

Net Loss	$(.56)

The adoption of SFAS 123(R), on January 1, 2006, resulted in recognition of compensation expense of $46,000, or $(0.01) per share for the year ended December 31, 2006. The total cost related to all non-vested awards has been fully recognized as of December 31,2006. No further stock option expense will be recorded until such time that additional grates are made.

Due to the Company’s substantial tax loss carryforwards, no income tax benefit has been recognized with respect to stock-based compensation expense for the year ended December 31, 2006.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES

Basic earnings per share (“EPS”) excludes dilution and is calculated by dividing net income by 6,335,965 common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Options to purchase 951,851 and 935,000 shares of common stock of the Company were excluded from the computation of diluted earnings (loss) per share during 2006 and 2005, respectively, since inclusion of these options in the calculations would have been anti-dilutive.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

REVENUE RECOGNITION

Revenue is recognized when all four revenue recognition criteria have been met: persuasive evidence of an agreement exists: delivery has occurred or services have been rendered; seller’s price to buyer is fixed or determinable; and collectibles are reasonably assured.

The Company generally has post-shipment obligations for installation and training, for Testing Equipment sales, and defers a portion of the sale price for the estimated fair value of these services, which are typically performed within a week of delivery of the product. A provision for the estimated cost of warranty is recorded when revenue is recognized. Revenues from the sale of spare parts, Services and Power Sources are recorded at the time of shipment.

WARRANTY

The Company warrants products sold to customers for up to one year from shipment. A provision for estimated future warranty costs, which historically have been low, is recorded upon shipment.

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

INCOME TAXES

Deferred income taxes are provided under the liability method and reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company establishes valuation allowances to reduce its deferred tax assets when the realization of specific deferred tax assets is subject to significant uncertainty. The Company recorded no tax benefits on its operating losses, as the losses will have to be carried forward and realization of any benefit is uncertain.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that SFAS No. 157 will have on its results of operations and financial position.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires the analysis of misstatements using both a balance sheet and income statement approach and contains guidance on correcting errors under the dual approach, as well as providing transition guidance for correcting errors existing in prior years. SAB No. 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 is an interpretation of SFAS No. 109 and was adopted by the Company effective January 1, 2007. FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that the Company has taken or expects to take in the Company’s tax returns. The Company is currently in the process of evaluating the impact, if any, of FIN No. 48 on the Company’s financial statements.

2. INCOME TAXES

The components of income (loss) before income taxes from continuing operations are as follows (in thousands):

	2006	2005
(In thousands)
Income (loss) from continuing operations	$222	$(2934)

The components of income tax expense (benefit) consists of the following (in thousands):

	2006	2005
Federal income taxes:
Current	$—	$—
Deferred	—	—
State income taxes:
Current	—	—
Deferred	—	—
Foreign income taxes:
Current	—	—
Deferred	—	—

	$—	$—

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The Company’s effective tax rate differs from the U. S. federal statutory rate of 34% as follows:

	2006	2005
	(In thousands)
Income tax expense (benefit) at the U. S. federal statutory rate	$75	$(998)
Change in valuation allowance	(77)	1,002
Other	2	(4)

	$—	$—

The significant components of the Company’s net deferred tax assets (liabilities) related to continuing operations at December 31,2006 were as follows (in thousands):

	2006
Deferred tax assets:
Impairment reserves	$420
Accrued expenses not currently deductible	8
Net operating loss carryover	3,742
Capital loss carryover	296

Total deferred tax assets	4,466
Valuation allowance	4,377

Net deferred tax assets	89
Deferred tax liabilities:
Depreciation	(89)

Total deferred tax liabilities	(89)

Net deferred tax assets (liabilities)	$0

The valuation allowance for net deferred tax assets related to continuing operations decreased by $77,000 in the year ended December 31, 2006, as a result of reductions in deductible temporary differences. The Company has established valuation allowances related to certain tax benefits where management believes that the available evidence indicates that it is more likely than not that the Company will not realize the tax benefit. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

The roll forward of the Company’s net deferred tax asset valuation allowance related to continuing operations is as follows (in thousands):

Balance at December 31, 2005, as previously reported	$5,590
Less amount related to discontinued operations	(1,136)
Less reductions to valuation allowance in 2006	(77)

Balance at December 31, 2006	$4,377

At December 31, 2006, the Company had U.S. net operating loss carryforwards of $12.3 million that will expire commencing in 2023 through 2026. These carryfowards may be subject to certain limitations on annual utilization in the event of a change in ownership, as defined by tax law.

The Company made no cash payments for income taxes in 2006 or 2005.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

3. FORMER CREDIT AGREEMENTS

In December 2004 the Company executed credit agreements with an asset-based lender to provide working capital for its operations while trying to a sell its Houston headquarters facility, previously reported as Asset Held for Sale. The Company had pledged substantially all of its domestic assets as security under the credit agreement. In June of 2006, the Company completed the sale of its headquarters facility and repaid all borrowing, under its former credit agreements, of $2,465,933 from the proceeds of the sale.

4. STOCKHOLDERS’ EQUITY

STOCK OPTION PLAN

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

The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on a number of factors, including historical volatility of the Company’s stock. The Company uses the “shortcut” method described in SAB Topic 14D.2 for determining the expected life used in the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. As the Company has not declared dividends since it became a public entity, no dividend yield is used in the calculation. For the options granted during the twelve months ended December 31, 2006, the following criteria was used: (i) an average risk free interest rate of 5.09%, (ii) an average volatility of 58% and (iii) an average contractual life of 5.25 years.

The fair value of options vested during 2006 was approximately $3,000. The weighted average grant date fair value estimate of options granted during 2006 was $.12. All outstanding options were out-of-the-money as of December 31, 2006, resulting in an aggregate intrinsic value of nil. The weighted-average remaining contractual term, as of December 31, 2006, was 6.2 years for outstanding options and 4 years for exercisable options. The following table summarizes option activity for the twelve months ended December 31, 2006:

	Number of Options	Weighted Average Price
Balance as of December 31, 2005	834,851	$2.40
Expired	(253,000)	1.94
Exercised	—	—
Granted	370,000	.21

Balance as of December 31, 2006	951,851	$1.67

Exercisable as of December 31, 2006	576,851	$2.61

In addition to the options outstanding under The Company’s Stock Option Plan, 100,000 options issued in connection with a business combination were outstanding and exercisable at December 31, 2006. These options are exercisable at $1.50 per share and expire in July 2009.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

5. EMPLOYEE STOCK SAVINGS PLAN

The Reliability Incorporated Employee Stock Saving Plan (the “Plan”) (As Amended and Restated Effective January 1, 2000) was terminated effective November 16, 2006, with all accounts fully vested as of such date. The Company filed the termination of the Plan with the Internal Revenue Service to request a favorable letter of determination and notified all employees covered by the Plan of its termination, and their rights to final payment thereunder.

The Plan allowed eligible United States employees to contribute up to 100% of defined compensation to the Plan and to elect to have contributions not be subject to Federal income taxes under Section 401(k) of the Internal Revenue Code. The Company matched employee contributions to the Plan at a rate equal to 50% of the employee’s contribution, but the Company’s matching contribution was limited to 2% of the employee’s defined compensation. The Company also made a voluntary contribution of an amount equal to 1% of the defined compensation of all participants. The Company also contributed a profit sharing amount based on the consolidated profits of the Company. The maximum profit sharing contribution was 5% of compensation. The Company’s contributions for matching and voluntary contributions (there were no profit sharing contributions in 2006 or 2005) were $7,500 in 2006 and $30,000 in 2005.

The Company registered and reserved 500,000 shares in 1992, and registered and reserved 500,000 additional shares in 2001, of common stock for sale to the Plan. The registration statements cover shares purchased both in the open market and from the Company. The Plan did not purchase any shares from the Company during the two-year period ending in 2006. At December 31, 2006, 354,300 reserved shares remain unissued under the 2001 registration statement.

6. COMMITMENTS

The Company leases its headquarters facility in Houston Texas under a non-cancelable operating lease agreement expiring in July 2007. Rental expense for 2006 was $24,000. Future minimum rental payments under the operating lease in effect are $26,000 for 2007.

The Company’s former Services subsidiary leases facilities in Singapore under a lease that expired in October of 2006. The Company has continued to lease a portion of the facility on a month-by-month basis while winding down operations and vacating the premises. The Company’s Singapore rental expense for 2006 and 2005 was $202,000 and $242,000, respectively. Although the Company has no future minimum rental payments, it does expect to incur rental expense of approximately $40,000 during 2007.

7. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2006 consist of the following (in thousands):

Property Taxes Comprehensive	$38
Professional Fees	71
Payroll related	26
Other	11

Total	$146

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

8. OTHER INCOME

Other income consists of the following (in thousands):

	2006	2005
Rental income	$26	$68
Write-down of investment securities	—	(37)
Proceeds from class action settlements	3	—
Gain on disposal of miscellaneous assets	10	15

Total	$39	$46

9. ASSETS HELD FOR SALE

Assets held for sale consists of the following (in thousands):

Land and building – North Carolina	$1,000

The Company shut down a Services facility in North Carolina in April 1998. The land and a building previously occupied by the Services operation are presented as assets held for sale in the accompanying consolidated balance sheet. Impairment charges of $700,000 in 2002 and $335,000 in 2003 were recorded to state the assets at the lower of carrying amount or fair value, less estimated cost to sell. The carrying amount of this property at December 31, 2006 is supported by an appraisal performed in January 2005. The assets held for sale have been actively marketed since 1998 at an asking price that is estimated to be a price that would be paid by an end user, although no assurances can be given that they will be sold during 2007.

10. DISCONTINUED OPERATIONS

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

On April 18, 2006, the Company announced plans to close down its Services division located in Singapore. During the wind down of operations, the division has maintained a small number of employees to complete unfinished jobs, provide limited services for its customers while they seek alternative service providers, prepare equipment for sale and vacate the division’s leased facility. The liquidation of the Company’s former Services division is substantially complete as of December 31, 2006. The complete dissolution of this division is expected to be complete during the first half of 2007.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Results of operations for the former Automotive, Power Sources, and Services divisions are reported as discontinued operations in the accompanying Statement of Operations for each period presented. Net sales and the loss from discontinued operations are as follows (in thousands):

	2006	2005
Revenues:
Automotive	$—	$37
Power Sources	131	661
Services	582	1,491

	$713	$2,189

Income (loss) from discontinued operations:
Automotive	$—	$8
Power Sources	59	(355)
Services	(459)	(203)

	$(400)	$(550)

The assets and liabilities of the Company’s former Services division are reported as assets of discontinued operations and accrued liabilities of discontinued operations in the accompanying Consolidated Balance Sheets for each period presented. The assets and accrued liabilities from discontinued operations are as follows (in thousands):

	2006
Assets:
Cash	$148
Accounts receivable	16
Prepaid expenses	3
Refundable deposits	46

	$213

Accrued liabilities:
Accrued payroll and termination benefits	$109
Other accrued liabilities	20

	$129

11. SUBSEQUENT EVENTS

On April 1, 2007, the Company consummated the merger of its wholly owned subsidiary, Reliability-Medallion, Inc., a Florida corporation, into Medallion Electric Acquisition Corporation, a Florida corporation (“MEAC”), and the indirect acquisition, through MEAC, of Medallion Electric, Inc., a Florida corporation (“Medallion Electric”). Medallion Electric is an electrical contracting company for homebuilders in Florida, with its major assets consisting of contracts for services to be performed and accounts receivable.

MEAC is a privately held company owned by eight shareholders unrelated to the Company. Medallion Electric is owned by one shareholder unrelated to the Company or MEAC or any of MEAC’s shareholders.

The Company issued 2,850,000 shares of its common stock to the shareholders of MEAC as consideration for the Merger. Under the Agreement of Merger and Plan of Reorganization, the Company is required to raise capital in one or more private placements of common stock to select accredited investors. If at least $2,000,000 is not raised in such private placements by June 15, 2007, the 2,850,000 shares issued in connection with the Merger, as well as the 150,000 shares of the Company’s common stock issued and paid in connection with MEAC’s acquisition of Medallion Electric, described below, will be forfeited, but the Company will continue to own MEAC and Medallion Electric.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The Company funded $750,000 to MEAC after the Merger. $100,000 of such funds were to be made available to Medallion Electric as working capital; up to $150,000 were to be used by MEAC to pay its expenses of the transaction. MEAC used the remaining $500,000 to make the first payment to the shareholder of Medallion Electric for his stock of Medallion Electric and delivered two notes for the remainder of the purchase price—one for $500,000 due in six months and one for $1,500,000 due in six months. The Company secured the $500,000 note with the pledge of its real property in North Carolina; the $1,500,000 note is secured with the assets of Medallion Electric. In addition, the Company issued to the sole stockholder of Medallion Electric 150,000 shares of the Company’s common stock; the stockholder directed that 30,000 of those shares be paid to his business broker. Finally, the selling stockholder of Medallion Electric is entitled to an earnout payment, the amount of which payment will depend on the gross profits of Medallion Electric for the next three years, with a minimum payment of $250,000 for each of such years and an additional amount if gross profits for any such year exceed gross profits for the 12 month period ending October 2006.

All of the funds used for the down payment to Medallion Electric were paid out of the Company’s cash on hand. Additional payments will come from the Company’s working capital, funds generated by the private placements, and funds generated by Medallion Electric’s operations. However, there can be no assurances that the Company will be able to successfully raise enough funds or maintain sufficient liquidity over a period of time that will allow it to continue to service the acquisition commitments.

Effective April 1, 2007, the Company’s Board of Directors (“Board”) amended the Company’s bylaws to increase the size of the Board from four members to six members. Pursuant to the Agreement of Merger and Plan of Reorganization effecting the Merger, two new directors were appointed to the Board – Alex Katz and David Kurland. Messrs. Katz and Kurland have agreed that if the Company is unable to raise additional capital of at least $2,000,000 by June 15, 2007, each such person will resign from the Board. The Company has agreed that if Company is able to raise additional capital of at least $2,000,000 by June 15, 2007, two of the Company’s existing directors will resign from the Board and two new directors will be elected.

Mr. Katz’s wife was a shareholder of MEAC and thus, as a result of the Merger, received 591,435 shares of the Company’s common stock. In addition, the Company will pay Mr. Katz up to $400,000 for fees and expenses incurred by Mr. Katz in connection with the transactions described above, but only if at least $2,000,000 is raised in private placements of the Company’s common stock to select accredited investors by June 15, 2007.

See also the Company’s 8-K filing on April 6, 2007, further describing these events.

RELIABILITY INCORPORATED

INDEX TO EXHIBITS

Exhibit Number	Description
21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
31.2	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32	Certifications Pursuant to Rule 13a-14(b)/15d-14(b) and Section 1350, Chapter 63,Title 18 of the United States Code