Form 10QSB
period 2007-03-31
RELIABILITY INC
filed 2007-05-14
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    YES  ☒    NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,335,965 shares of Common Stock, no par value as of May 11, 2007.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

RELIABILITY INCORPORATED

FORM 10-QSB

March 31, 2007

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED BALANCE SHEET

(In thousands)

March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,039
Prepaid expenses	20
Assets of discontinued operations	176

Total current assets	1,235
Property, plant and equipment, at cost:
Machinery and equipment	65
Less accumulated depreciation	(63)

2
Assets held for sale	1,000
Deferred acquistion cost	121

$2,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$291
Accrued liabilities of discontinued operations	115

Total current liabilities	406

Stockholders’ equity:
Common stock, without par value; 20,000,000 shares authorized; 6,690,265 shares issued	9,767
Accumulated deficit	(6,721)
Less treasury stock at cost, 354,300 shares	(1,094)

Total stockholders’ equity	1,952

$2,358

See accompanying notes.

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenue	$6	$179
Costs and expenses:
Cost of goods sold	2	192
Marketing, general and administrative	221	410

Total cost and expenses	223	602
(Gain) on the sale of assets	—	(100)

Operating (loss) from continuing operations	(217)	(323)
Other income (expense):
Interest (expense)	—	(84)
Interest income	16	7
Other income	1	17

Total other income (expense)	17	(60)

(Loss) from continuing operations, before income taxes	(200)	(383)
Provision for income taxes	—	—

(Loss) from continuing operations	(200)	(383)
(Loss) from discontinued operations, net of income tax provisions of nil	(74)	(37)

Net (loss)	$(274)	$(420)

Basic and diluted (loss) per share:
Continuing operations	$(.03)	$(.06)
Discontinued operations	(.01)	(.01)

Net (loss)	$(.04)	$(.07)

Weighted average shares:

Basic	6,336	6,336

Diluted	6,336	6,336

See accompanying notes.

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(274)	$(420)
Loss from discontinued operations	(74)	(37)

Loss from continuing operations	(200)	(383)
Adjustments to reconcile net loss to cash (used) by operating activities:
Provision for inventory obsolescence	—	(11)
Stock option expense	—	3
(Gain) on sale of assets	—	(100)
Changes in operating assets and liabilities:
Accounts receivable	2	96
Inventories	—	21
Prepaid expenses	10	31
Accounts payable	—	(4)
Accrued liabilities	114	(194)

Total adjustments	126	(158)
Net cash (used) by continuing operations	(74)	(541)
Net cash (used) provided by discontinued operations	(24)	80

Net cash (used) by operating activities	(98)	(461)
Cash flows from investing activities:
Proceeds from sale of investment securities	—	208
Proceeds from sale of assets	—	84
Proceeds from sale of discontinued operation	—	300
Deferred acquisition cost	(121)	—

Net cash (used) provided by investing activities	(121)	592
Cash flows from financing activities:
Borrowings under line of credit	—	330
Repayments on line of credit	—	(400)
Repayments on notes payable	—	(12)

Net cash (used) by financing activities	—	(82)

Net (decrease) increase in cash	(219)	49
Cash and cash equivalents:
Beginning of period	1,258	742
End of period	$1,039	$791

Supplemental cash flow information:
Interest paid	—	81

See accompanying notes.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

The Company has sustained significant negative financial results, including substantial decreases in revenues, net income, and cash flows from operating activities. The deterioration in the Company’s financial condition and liquidity are generally attributable to operating losses sustained in each of the last six years.

Due to the deterioration in its financial position, the Company has undertaken significant restructuring to reduce the Company’s expenses and improve the Company’s liquidity. As a result of these actions, the Company repaid all its debt and produced sufficient cash to continue operations. However, the Company does not believe its remaining operation will return to profitability or generate positive cash flow in the foreseeable future. Based upon its current financial position, the Company has concluded that it should pursue one, or some combination, of the following courses of action: sell its remaining real estate holdings; sell its remaining business unit; invest in another line of business through a purchase or merger; make distributions to its shareholders of the proceeds of asset or business line sales, possibly through a corporate liquidation.

On April 1, 2007, the Company consummated the merger of its wholly owned subsidiary, Reliability-Medallion, Inc., a Florida corporation, into Medallion Electric Acquisition Corporation, a Florida corporation (“MEAC”), and the indirect acquisition, through MEAC, of Medallion Electric, Inc., a Florida corporation (“Medallion Electric”). All of the funds used for the initial payment to Medallion Electric were paid out of the Company’s cash on hand. Additional payments will come from the Company’s working capital, funds generated by the private placements, and funds generated by Medallion Electric’s operations. However, there can be no assurances that the Company will be able to successfully raise enough funds or maintain sufficient liquidity over a period of time that will allow it to continue to service the acquisition commitments as disclosed in the Company’s Form 10-KSB for the year ended December 31, 2006 and Form 8-K filed on April 6, 2007.

The accompanying financial statements for the three month period ended March 31, 2007, have been prepared assuming the Company will continue as a going concern. During 2007, management intends to seek additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The consolidated financial statements include the financial transactions and accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

Certain expenses on the consolidated statement of operations for the three months ended March 31, 2006, related primarily to discontinued operations, have been reclassified to be consistent with the classifications adapted for the three months ended March 31, 2007. These reclassifications had no effect on net income.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

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

Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out) or market (replacement cost or net realizable value). The Company held no inventories at March 31, 2007.

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

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

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

2. COMPREHENSIVE LOSS

The only difference between the total comprehensive loss and the net loss reported on the Consolidated Statements of Operations arises from unrealized gains and losses on marketable equity securities. The Company’s total comprehensive loss (in thousands) for the periods indicated, are as follows:

	Three Months Ended March 31,
	2007	2006
Net (loss)	$(274)	$(420)
Less reclassification adjustment for gains included in net income	—	(59)

Total comprehensive (loss)	$(274)	$(479)

3. ACCRUED LIABILITES

Accrued liabilities as of March 31, 2007 consists of the following (in thousands):

March 31, 2007
Property taxes	$20
Professional fees	146
Payroll related	122
Other	3

$291

4. ASSETS HELD FOR SALE

Assets held for sale consists of the following (in thousands):

Land and building – North Carolina	$1,000

The Company shut down a Services facility in North Carolina in April 1998. The land and a building previously occupied by the Services operation are presented as assets held for sale in the accompanying consolidated balance sheet. The property has been actively marketed since 1998 at an asking price that is estimated to be a price that would be paid by an end user, although no assurances can be given that they will be sold during 2007.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

5. SUBSEQUENT EVENTS AND DEFERRED ACQUISITION COSTS

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

The Company funded $750,000 to MEAC after the Merger. $100,000 of such funds were to be made available to Medallion Electric as working capital; up to $150,000 were to be used by MEAC to pay its expenses of the transaction. MEAC used the remaining $500,000 to make the initial payment to the shareholder of Medallion Electric for his stock of Medallion Electric and delivered two notes for the remainder of the purchase price—one for $500,000 due in six months and one for $1,500,000 due in six months. The Company secured the $500,000 note with the pledge of its real property in North Carolina; the $1,500,000 note is secured with the assets of Medallion Electric. In addition, the Company issued to the sole stockholder of Medallion Electric 150,000 shares of the Company’s common stock; the stockholder directed that 30,000 of those shares be paid to his business broker. Finally, the selling stockholder of Medallion Electric is entitled to an earnout payment, the amount of which payment will depend on the gross profits of Medallion Electric for the next three years, with a minimum payment of $250,000 for each of such years and an additional amount if gross profits for any such year exceed gross profits for the 12 month period ending October 2006.

All of the funds used for the initial payment to Medallion Electric were paid out of the Company’s cash on hand. Additional payments will come from the Company’s working capital, funds generated by the private placements, and funds generated by Medallion Electric’s operations. However, there can be no assurances that the Company will be able to successfully raise enough funds or maintain sufficient liquidity over a period of time that will allow it to continue to service the acquisition commitments.

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

At March 31, 2007, the Company’s expenses directly related to the merger and acquisition were approximately $121,000 for professional fees.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

6. STOCK OPTION PLAN

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

The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on a number of factors, including historical volatility of the Company’s stock. The Company uses the “shortcut” method described in SAB Topic 14D.2 for determining the expected life used in the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. As the Company has not declared dividends since it became a public entity, no dividend yield is used in the calculation. No options were granted during the three months ended March 31, 2007.

At March 31, 2007, there were no unvested option grants, thus no further stock option expense will be recorded until such time that additional grants are made. The weighted-average remaining contractual term, as of March 31, 2007, was 9.6 years for outstanding and exercisable options. The following table summarizes option activity for the three months ended March 31, 2007:

	Number of Options	Weighted Average Price
Balance as of December 31, 2006	951,851	$1.67
Expired or canceled	(581,851)	2.60
Exercised	—	—
Granted	—	—

Balance as of March 31, 2007	370,000	$.21

In addition to the options outstanding under The Company’s Stock Option Plan, 100,000 options issued in connections with a business combination were outstanding and exercisable at December 31, 2006. These options are exercisable at $1.50 per share and expire in July 2009.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

7. DISCONTINUED OPERATIONS

On March 14, 2006, the Company sold its Power Sources Division to Reliability Power, Inc., an unaffiliated third party. Proceeds from the sale were $300,000. A gain of $108,000 was realized and is included in income from discontinued operations.

On April 18, 2006, the Company announced plans to close down its Services division located in Singapore. During the wind down of operations, the division has maintained a small number of employees to complete unfinished jobs, provide limited services for its customers while they seek alternative service providers, prepare equipment for sale and vacate the division’s leased facility. The liquidation of the Company’s former Services division is substantially complete as of March 31, 2007. The complete dissolution of this division is expected to be complete during the first half of 2007.

Results of operations for the Company’s former Power Sources, and Services divisions are reported as discontinued operations in the accompanying Statement of Operations for each period presented. Net sales and the loss from discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenues:
Power Sources	—	131
Services	36	233

	$36	$364

Income (loss) from discontinued operations:
Power Sources	—	59
Services	(74)	(96)

	$(74)	$(37)

The assets and liabilities of the Company’s former Services division are reported as assets of discontinued operations and accrued liabilities of discontinued operations in the accompanying Consolidated Balance Sheet for each period presented. The assets and accrued liabilities from discontinued operations are as follows (in thousands):

March 31, 2007
Assets:
Cash	$104
Accounts receivable	26
Refundable deposits	46

$176

Accrued liabilities:
Accrued payroll and termination benefits	$106
Other accrued liabilities	9

$115

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS

March 31, 2007

Item 2.	Management’s Discussion and Analysis or Plan of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties, as well as current expectations and assumptions. From time to time, the Company may publish forward-looking statements, including those that are contained in this report, relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, its ability maintain sufficient working capital, adverse changes in the economy, the ability to attract and maintain key personnel, the ability to sell its remaining real estate holdings or business line, its ability to identify and complete mergers or acquisitions, and future results related to acquisitions, mergers or investment activities. The Company’s actual results could differ materially from those anticipated in these forward-looking statements, including those set forth elsewhere in this report. The Company assumes no obligation to update any such forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND COMMENTS RELATED TO OPERATIONS

The Company has defined a critical accounting policy as one that is both important to the portrayal of the Company’s financial condition and results of operations and requires the management of the Company to make difficult, subjective or complex judgments. Estimates and assumptions about future events and their effects cannot be perceived with certainty. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. There have been no material changes or developments in the Company’s evaluation of the accounting estimates and the underlying assumptions or methodologies that it believes to be Critical Accounting Policies and Estimates as disclosed in its Form 10-KSB for the year ended December 31, 2006.

Management’s Discussion included in the Form 10-KSB for the year ended December 31, 2006 includes discussion of various factors related to the decline in the Company’s revenues and items related to the Company’s results of operations, liquidity, merger and acquisition. There have been no other significant changes in most of the factors discussed in the Form 10-KSB and many of the items discussed in the Form 10-KSB are relevant to 2007 operations; thus the reader of this report should read Management’s Discussion included in Form 10-KSB for the year ended December 31, 2006 and Form 8-K filed on April 6, 2007.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS

March 31, 2007

LIQUIDITY AND CAPITAL RESOURCES

As a result of the continuing deterioration in its financial position, the Company has undertaken significant restructuring to reduce the Company’s expenses and improve the Company’s liquidity. As a result of these actions, the Company repaid all its debt and produced sufficient cash to continue operations. However, the Company does not believe its remaining operation will return to profitability or generate positive cash flow in the foreseeable future. Based upon its current financial position, the Company has concluded that it should pursue one, or some combination, of the following courses of action: sell its remaining real estate holdings; sell its remaining business unit; invest in another line of business through a purchase or merger; make distributions to its shareholders of the proceeds of asset or business line sales, possibly through a corporate liquidation.

On April 1, 2007, the Company consummated a merger of its wholly owned subsidiary, Reliability-Medallion, Inc., a Florida corporation, into Medallion Electric Acquisition Corporation, a Florida corporation (“MEAC”), and the indirect acquisition, through MEAC, of Medallion Electric, Inc., a Florida corporation (“Medallion Electric”). All of the funds used for the initial payment to Medallion Electric were paid out of the Company’s cash on hand. Additional payments will come from the Company’s working capital, funds generated by the private placements, and funds generated by Medallion Electric’s operations. However, there can be no assurances that the Company will be able to successfully raise enough funds or maintain sufficient liquidity over a period of time that will allow it to continue to service the acquisition commitments as disclosed in the Company’s Form 10-KSB for the year ended December 31, 2006 and its Form 8-K filed on April 6, 2007.

Net cash used by operating activities during the three months ended March 31, 2007 was $98,000 compared to $461,000 used by operations in the comparable period of 2006. The principal items contributing to the difference was a lower loss from continuing operations of $183,000 and $308,000 related to the timing of accrued liability payments partially offset by changes in other working capital items that consumed $132,000.

Investing activities from the Company’s April 1, 2007 merger and acquisition consumed $121,000 of cash, compared to $592,000 provided by the sale of assets in during the same period of 2006.

The Company had no financing activities, during the three months ended March 31, 2007. During the same period of 2006, financing activities consumed $82,000 in cash as a result of borrowing under the Company’s former credit agreements.

RESULTS OF OPERATIONS

Three months ended March 31, 2007 compared to three months ended March 31, 2006.

Revenues.

Revenues for the three months ended March 31, 2007 were $6,000 compared to $179,000 for the same period of 2006. The decline in revenues was due to no system upgrades during the 1st quarter of 2007. Revenues came from spare parts sales.

Gross Profit

Gross margin during the three months ended March 31,2007 was $4,000 compared with ($13,000) during the same period of 2006. The change in gross margin is the result of a $65,000 reduction in payroll and payroll related expenses, an $11,000 decrease in reserve accruals for excess and obsolete inventory, and a $42,000 reduction in general operating expenses offset by the reduction in revenues.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS

March 31, 2007

Marketing, General and Administrative

Marketing, general and administrative expenses decreased from $410,000 for the three months ended March 31, 2006 to $221,000 for the first quarter of 2007. The expense reductions were primarily the result of a $144,000 decrease in payroll related cost due to staff reductions, a $40,000 decrease in corporate compliance and professional fees, and a $74,000 reduction in general operating expenses due to lower business activity and the Company’s relocation to a smaller facility.

Interest Expense

The Company had no interest expense for the three months ended March 31, 2007 compared with $84,000 for the same period of 2006. In June of 2006, the Company’s repaid all debt under its former credit and loan agreements as a result of the sale of the Company’s headquarters facility.

Interest and Other Income

Interest and other income was $17,000 for the three months ended March 31, 2007 compared with $24,000 for the same period of 2006. The decrease results from a $16,000 drop in rental income partially offset by a $9,000 increase in interest income, as a result of the Company selling its headquarters facility.

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

March 31, 2007

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

March 31, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED (Registrant)

May 14, 2007	/s/ Larry Edwards
Larry Edwards
President and Chief Executive Officer

May 14, 2007	/s/ James M. Harwell
James M. Harwell
Acting Chief Financial Officer