Form 10QSB
period 2007-06-30
RELIABILITY INC
filed 2007-08-14
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    YES  ☒    NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,335,965 shares of Common Stock, no par value as of August 13, 2007.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

RELIABILITY INCORPORATED

FORM 10-QSB

June 30, 2007

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED BALANCE SHEET

(In thousands)

June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$304
Accounts receivable	670
Prepaid expenses	32
Costs and estimated earnings in excess of billings on uncompleted contracts	756
Assets of discontinued operations	92
Other	16

Total current assets	1,870
Property, machinery and equipment, at cost:
Machinery and equipment	291
Less accumulated depreciation	(173)

Net property, machinery and equipment	118
Other assets:
Assets held for sale	1,000
Goodwill	2,192
Deferred acquisition cost	5

Total other assets	3,197

$5,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	298
Accrued liabilities	302
Notes payable	1,870
Earnout payable	250
Billings in excess of costs and estimated earnings on uncompleted contracts	29
Accrued liabilities of discontinued operations	115

Total current liabilities	2,864

Long-term liabilities:
Notes payable (net of current portion)	16
Earnout payable (net of current portion)	500

Total long-term liabilities	516

3,380

Stockholders’ equity:
Common stock, without par value; 20,000,000 shares authorized; 6,690,265 shares issued	9,767
Accumulated deficit	(6,868)
Less treasury stock at cost, 354,300 shares	(1,094)

Total stockholders’ equity	1,805

$5,185

See accompanying notes.

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Six Months Ended June 30,
	2007	2006
Revenue	$1,261	$—
Costs and expenses:
Cost of goods sold	854	—
Marketing, general and administrative	647	627

Total cost and expenses	1,501	627
(Gain) on the sale of assets	—	(1,542)

Operating income (loss) from continuing operations	(240)	915
Other income (expense):
Interest (expense)	(47)	(170)
Interest income	20	14
Other income	1	36

Total other income (expense)	(26)	(120)

Income (loss) from continuing operations, before income taxes	(266)	795
Provision for income taxes	—	—

Income (loss) from continuing operations	(266)	795
(Loss) from discontinued operations, net of income tax provisions of nil	(156)	(428)

Net income (loss)	$(422)	$367

Basic earnings (loss) per share:
Continuing operations	$(.04)	$0.13
Discontinued operations	(.03)	(0.07)

Net income (loss)	$(.07)	$0.06

Diluted earnings (loss) per share:
Continuing operations	$(.04)	$0.11
Discontinued operations	(.02)	(0.06)

Net income (loss)	$(.06)	$0.05

Weighted average shares:
Basic	6,336	6,336

Diluted	6,806	6,806

See accompanying notes.

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,
	2007	2006
Revenue	$1,261	$—
Costs and expenses:
Cost of goods sold	854	—
Marketing, general and administrative	426	318

Total cost and expenses	1,280	318
(Gain) on the sale of assets	—	(1,482)

Operating income (loss) from continuing operations	(19)	1,164
Other income (expense):
Interest (expense)	(47)	(85)
Interest income	4	6
Other income	—	19

Total other income (expense)	(43)	(60)

Income (loss) from continuing operations, before income taxes	(62)	1,104
Provision for income taxes	—	—

Income (loss) from continuing operations	(62)	1,104
(Loss) from discontinued operations, net of income tax provisions of nil	(85)	(317)

Net income (loss)	$(147)	$787

Basic earnings (loss) per share:
Continuing operations	$(.01)	$0.17
Discontinued operations	(.01)	(0.05)

Net income (loss)	$(.02)	$0.12

Diluted earnings (loss) per share:
Continuing operations	$(.01)	$0.16
Discontinued operations	(.01)	(0.05)

Net income (loss)	$(.02)	$0.11

Weighted average shares:
Basic	6,336	6,336

Diluted	6,806	6,806

See accompanying notes.

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(422)	$367
(Loss) from discontinued operations	(156)	(428)

Income (loss) from continuing operations	(266)	795
Adjustments to reconcile net income to cash (used) by operating activities:
Depreciation	8	1
Stock option expense	—	3
(Gain) on sale of assets	—	(1,542)
Changes in operating assets and liabilities:
Accounts receivable	225	—
Prepaid expenses	7	115
Cost & earnings in excess of billings on uncompleted contracts	(335)	—
Accounts payable	159	19
Accrued liabilities	148	(332)
Billings in excess of costs & earnings on uncompleted contracts	(10)	—

Total adjustments	202	(1,736)
Net cash (used) by continuing operations	(64)	(941)
Net cash (used) by discontinued operations	(49)	(97)

Net cash (used) by operating activities	(113)	(1,038)
Cash flows from investing activities:
Capital expenditures	(1)	—
Proceeds from sale of investment securities	—	207
Proceeds from sale of assets	—	4,002
Proceeds from sale of discontinued operation	—	300
Acquisition of business (net of cash acquired)	(787)	—

Net cash (used) provided by investing activities	(788)	4,509

Cash flows from financing activities:
Increase in short-term debt	—	330
Repayments of short-term debt	(53)	(2,886)

Net cash (used) by financing activities	(53)	(2,556)

Net (decrease) increase in cash	(954)	915
Cash and cash equivalents:
Beginning of period	1,258	742
End of period	$304	$1,657

Supplemental cash flow information:
Interest paid	—	167
Owner financing of acquisition costs	2,635

See accompanying notes.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description and Liquidity

Reliability Incorporated has historically been engaged in the design, manufacture, market and support of high performance equipment used to test and condition integrated circuits (“Testing Products”). Reliability also designed, manufactured and marketed a line of DC-DC power converters (“Power Sources”). Reliability and its subsidiaries (collectively referred to as “Reliability” or the “Company”) also operated a service facility in Singapore that conditioned and tested integrated circuits as a service for others (“Services”).

During the past six years, the Company has sustained significant negative financial results, including substantial decreases in revenues, net income, backlog, and cash flows from operating activities that are generally attributable to operating losses in its historical business segments. Due to the deterioration in its financial position, the Company has undergone significant restructuring to reduce its expenses and improve its liquidity, including: the closure of its Power Sources’ Costa Rica facility, significant downsizing of its domestic and international workforce, suspension of all research and development activities, the sale of its Power Sources division, the closure of its Services division in Singapore, and the sale of its Houston headquarters facility. As a result of these actions the Company has significantly reduced its expenses and produced sufficient cash to continue operations. However, based upon its current financial position, and an evaluation of the prospects for continuing to operate its remaining Testing Products business line, the Company concluded that it should invest in another line of business and abandon its Testing Products business.

On April 1, 2007, Reliability completed the merger of its wholly owned subsidiary, Reliability-Medallion, Inc., a Florida corporation, into Medallion Electric Acquisition Corporation and the indirect acquisition, through Medallion Electric Acquisition Corporation, of Medallion Electric, Inc.

Medallion Electric Acquisition Corporation was incorporated under the laws of the State of Florida on December 8, 2006 to facilitate a merger between business entities and was considered to be a development stage company with no operations at March 31, 2007. On June 21, 2007, the Company changed the name of Medallion Electric Acquisition Corporation to Reliability Contractors of Florida, Inc. Reliability Contractors of Florida, Inc. is a wholly-owned subsidiary of Reliability.

Medallion Electric, Inc. (“Medallion Electric”) was incorporated in the State of Florida in 1980. Medallion Electric is an electrical contracting company, located in Coral Springs, Florida, specializing in electrical contracting services to residential homebuilders, with its major assets consisting of contracts for services to be performed and accounts receivable. Medallion Electric is a wholly-owned subsidiary of Reliability Contractors of Florida, Inc. (collectively referred to as “Reliability Florida” or “Electrical Contracting Services”).

All of the funds used for the initial acquisition payment and the Company’s transaction costs related to the merger and acquisition were paid out of the Company’s cash on hand. Additional payments will come from the Company’s working capital, funds generated by Electrical Contracting Services, and additional debt and/or equity financing. However, there can be no assurances that the Company will be able to successfully raise enough funds or maintain sufficient liquidity over a period of time that will allow it to continue to service its acquisition commitments.

The accompanying financial statements for the three and six month period ended June 30, 2007, have been prepared assuming the Company will continue as a going concern. During 2007, management intends to seek additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company’s needs.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The consolidated financial statements include the financial transactions and accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

The Company’s historical business segments, Power Sources, Services, and Testing Products are reported as discontinued operations in the accompanying Balance Sheet and Statement of Operations for each period presented. Certain income and expenses on the consolidated statement of operations and statement of cash flows for the periods ended June 30, 2006, related to these discontinued operations, have been reclassified to be consistent with the classifications adopted for the periods ended June 30, 2007. These reclassifications had no effect on net income.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company does not require collateral for trade receivables.

Revenue Recognition

Revenues from fixed-price and modified fixed-price contracts are recognized on the percentage of completion method, measured by the percentage of costs incurred to date compared to estimated total cost for each contract. This method is used because most of the contracts involve a period of twelve months or more to complete.

Contract costs include all direct materials, labor costs and equipment costs and those indirect costs related to contract performance, such as supplies, tool, repairs and depreciation costs. General and administrative costs are charged to expense as incurred. Provision for estimated losses on uncompleted contracts are made in the period in which such losses are determined, if any. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, if any, and final contract settlements may result in revisions to costs and income and are recognized in the period that the revisions are determined.

The balance sheet current asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenues recognized on uncompleted contracts in excess of amounts billed. The balance sheet current liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings on uncompleted contracts in excess of revenues recognized.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. For financial statement purposes, depreciation is computed principally on the straight-line method using lives from two to eight years for machinery and equipment.

Goodwill

Goodwill is recorded as the excess of the cost over the fair value of acquired net assets. Goodwill is not subject to amortization but is subject to periodic impairment testing in accordance with Statement of Financial Accounting Standards (SFAS) No. 142.

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

Income Taxes

Deferred income taxes are provided under the liability method and reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. The Company establishes valuation allowances when the realization of specific deferred tax assets are subject to uncertainty. The Company records no tax benefits on its operating losses, as the losses will have to be carried forward and realization of any benefit is uncertain.

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

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 is an interpretation of SFAS No. 109 and was adopted by the Company effective January 1, 2007. FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that the Company has taken or expects to take in the Company’s tax returns. The Company does not anticipate any impact of FIN No. 48 on the Company’s financial statements.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

2. COMPREHENSIVE INCOME

The only difference between the total comprehensive income (loss) and the net income (loss) reported on the Consolidated Statements of Operations arises from unrealized gains and losses on marketable equity securities. The Company’s total comprehensive income (loss) for the periods indicated, are as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$(422)	$367	$(147)	$787
Less reclassification adjustment for gains included in net income	—	(59)	—	(59)

Total comprehensive income (loss)	$(422)	$308	$(147)	$728

3. COST AND BILLINGS ON UNCOMPLETED CONTRACTS

Cost and billings on uncompleted contracts are comprised of the following (in thousands):

June 30, 2007
Costs incurred on uncompleted contracts	$10,314
Billings on uncompleted contracts	9,587

$727

Included in the accompanying balance sheet under the following captions (in thousands):

June 30, 2007
Costs and estimated earning in excess of billings on uncompleted contracts	$756
Billings in excess of costs and estimated earning on uncompleted contracts	29

$727

4. ASSETS HELD FOR SALE

Assets held for sale consist of the following (in thousands):

Land and building – North Carolina	$1,000

The Company shut down a Services facility in North Carolina in April 1998. The land and a building previously occupied by the Services operation are presented as assets held for sale in the accompanying consolidated balance sheet. The property has been actively marketed since 1998, although no assurances can be given it will be sold during 2007.

5. ACQUISITION OF BUSINESS AND GOODWILL

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

MEAC was a privately held company owned by eight shareholders unrelated to the Company. One shareholder unrelated to the Company or MEAC or any of MEAC’s shareholders owned Medallion Electric.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

In connection with the Agreement of Merger and Plan of Reorganization as disclosed in the Company’s Form 8-K, filed on April 6, 2007, the Company issued 3,000,0000 shares of its common stock, no par value. 2,850,000 of such shares were issued to the shareholders of MEAC in exchange for 100% of the issued and outstanding capital stock of MEAC, and 150,000 of such shares were issued to the shareholder of Medallion Electric and his designee as part of the consideration for MEAC’s purchase of Medallion Electric.

Under the Agreement of Merger and Plan of Reorganization, all 3,000,000 shares issued at closing were escrowed with release contingent upon the Company raising at least $2,000,000 in one or more private placements of its common stock to select accredited investors. If at least $2,000,000 net to the Company was not raised in such private placements by June 15, 2007, the 3,000,000 shares issued in connection with the Agreement of Merger and Plan of Reorganization and MEAC’s acquisition of Medallion Electric were to be cancelled, but Reliability would continue to own MEAC and Medallion Electric. At June 15, 2007 the Company had not completed such private placements and the 3,000,000 escrowed shares were returned to the Company and cancelled.

The Company funded $750,000 to MEAC after the Merger. $100,000 of such funds was made available to Medallion Electric as working capital; $150,000 was used by MEAC to pay its transaction related expenses. MEAC used the remaining $500,000 to make the initial payment to the shareholder of Medallion Electric for his stock of Medallion Electric and delivered two notes for the remainder of the purchase price - one for $500,000 due in six months and one for $1,414,795 due in six months. The Company secured the $500,000 note with the pledge of its real property in North Carolina; the $1,414,795 note is secured with the assets of Medallion Electric.

Also, in connection with the Agreement of Merger and Plan of Reorganization as reported in the Company’s Form 8-K, filed on April 6, the Company’s Board of Directors (“Board”) amended the Company’s bylaws to increase the size of the Board from four members to six members and appointed two new directors to the Board—Alex Katz and David Kurland. Messrs. Katz and Kurland agreed that if the Company was unable to raise at least $2,000,000 in one or more private placements of its common stock to select accredited investors by June 15, 2007, each such person would resign from the Board. Effective August 14, 2007 the Board accepted Alex Katz’s resignation, rejected David Kurland’s resignation and amended the Company’s bylaws to reduce the size of the Board from six to five members.

Goodwill is recorded as the excess of the acquisition cost over the fair value of acquired net assets. The Medallion Electric acquisition cost is as follows (in thousands):

Cash payment to Medallion Electric	$500
Promissory notes payable	1,915
Guaranteed earnout over three years	750
Professional fees and expenses	329

$3,494

The fair value of the assets acquired and liabilities assumed at the date of acquisition is as follows (in thousands):

April 1, 2007
Cash	$72
Other current assets	1,340
Property and equipment	122
Other assets	5

Total assets acquired	1,539

Current liabilities	218
Long-term debt	19

Total liabilities assumed	237

Net assets acquired	$1,302

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

The excess of the cost over the fair value of acquired net assets resulted in goodwill as follows (in thousands):

June 30, 2007
Purchase price	$3,494
Less net assets acquired	(1,302)

Goodwill	$2,192

There were no identified intangible assets. Goodwill is not subject to amortization, but will be subject to periodic impairment testing. Goodwill is expected to be fully deductible over 15 years for tax purposes.

6. ACCRUED LIABILITES

Accrued liabilities as of June 30, 2007 consists of the following (in thousands):

June 30, 2007
Property taxes	$24
Professional fees	9
Payroll and payroll related	219
Accrued interest on notes payable	47
Other	3

$302

7. NOTES PAYABLE

The Company delivered two promissory notes in connection with the acquisition of Medallion Electric.

The first promissory note (“Note 1”) for $500,000, plus interest equal to prime rate plus one percent (1%) per annum, is due in full October 1, 2007 and secured by a first priority mortgage on the Company’s North Carolina property, reported as assets held for sale on the accompanying balance sheet. During the term of the note, Reliability has an obligation to maintain the property, insure it, pay the property taxes on it and meet other standard mortgage provisions. Reliability’s failure to comply with such provisions gives the beneficiary the right to accelerate the note.

The second promissory note (“Note 2”) for $1,414,795, plus interest equal to prime rate plus two percent (2%) per annum, is secured with all the assets of Medallion Electric and is due in full October 1, 2007. The Company has the option to extend the maturity date of the note for one month at a time and up to three months in total by paying the note holder an additional $10,000 for each month’s extension.

At June 30, 2007, the principal balance of notes payable is as follows (in thousands):

June 30, 2007
Current liabilities:
Promissory Note 1	$450
Promissory Note 2	1,412
Notes on vehicles	8

$1,870

Long-term liabilities:
Notes on vehicles (net of current portion)	$16

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

8. EARNOUT PAYABLE

The Medallion Electric stock purchase agreement provides for a portion of the purchase price to be calculated and paid as an earnout based upon the annual gross profits of Medallion Electric each year for three years beginning on October 1, 2006 and ending on September 30, 2009, with a guaranteed minimum earnout of $750,000 payable over three years. The first guaranteed annual earnout payment of $250,000 is recorded as a current liability, and the remaining $500,000 is recorded as a long-term liability on the accompanying balance sheet. Each annual earnout payment shall be determined promptly after the close of each fiscal year by an audit conducted by the Company’s accountants.

Additional contingent earnout payments based on achieving certain gross profit levels in future periods may be recorded as an additional element of the purchase price when the contingency is resolved. Additional contingent earnout payments are based on the annual gross profits of Medallion Electric each year for three years beginning on October 1, 2006 and ending on September 30, 2009 divided by the base year gross profits of $2,119,174, times $500,000, minus the guaranteed annual earnout of $250,000.

9. STOCK OPTION PLAN

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires that the compensation cost relating to stock-based payments, including grants of employee stock options, be recognized in financial statements. The Company recognizes the fair value of stock-based compensation awards as compensation expense in its statement of operations on a straight line basis, over the vesting period, for awards granted after January 1, 2006 and for unvested awards outstanding as of December 31, 2005.

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

Under the Company’s Amended and Restated 1997 Stock Option Plan (the “Plan”), no further option grants are allowed after February 26,2007, but options theretofore granted shall remain in effect until satisfied or terminated pursuant to the Plan. No options were granted under the Plan during the six months ended June 30, 2007.

At June 30, 2007, all options were fully vested, thus no further stock option expense will be recorded related to the Plan. The weighted-average remaining contractual term, as of June 30, 2007, was 9.05 years for outstanding and exercisable options. The following table summarizes option activity for the six months ended June 30, 2007:

	Number of Options	Weighted Average Price
Balance as of December 31, 2006	951,851	$1.67
Expired or canceled	(581,851)	2.60
Exercised	—	—
Granted	—	—

Balance as of June 30, 2007	370,000	$.21

In addition to the options outstanding under The Company’s Stock Option Plan, 100,000 options issued in connection with a business combination were outstanding and exercisable at June 30, 2007. These options are exercisable at $1.50 per share and expire in July 2009.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

10. DISCONTINUED OPERATIONS

On March 14, 2006, the Company sold its Power Sources Division to Reliability Power, Inc., an unaffiliated third party. Proceeds from the sale were $300,000. A gain of $108,000 was realized and is included in income from discontinued operations.

On April 18, 2006, the Company announced plans to close down its Services division located in Singapore. During the wind down of operations, the division has maintained a small number of employees to complete unfinished jobs, provide limited services for its customers while they seek alternative service providers, prepare equipment for sale and vacate the division’s leased facility. The liquidation of the Company’s former Services division is substantially complete as of June 30, 2007.

In April of 2007, following the acquisition of Medallion Electric, the Company concluded that it should abandon its Testing Products business in favor of concentrating all available resources on its newly acquired business line, Electrical Contracing Services.

Results of operations for the Company’s former Power Sources, Services, and Testing Products segments are reported as discontinued operations in the accompanying Statement of Operations for each period presented. Net sales and the loss from discontinued operations are as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Power Sources	—	131	—	—
Services	36	520	36	286
Testing Products	6	221	—	42

	$42	$872	$36	$328

Income (loss) from discontinued operations:
Power Sources	—	59	—	—
Services	(160)	(414)	(85)	(318)
Testing Products	4	(73)	—	1

	$(156)	$(428)	$(85)	$(317)

The assets and liabilities of the Company’s former Services segment are reported as assets of discontinued operations and accrued liabilities of discontinued operations in the accompanying Consolidated Balance Sheet for each period presented. There are no remaining assets or liabilities of the Company’s former Power Sources or Testing Products segment. The assets and accrued liabilities from discontinued operations are as follows (in thousands):

June 30, 2007
Assets:
Cash	$57
Accounts receivable	23
Refundable deposits	12

$92

Accrued liabilities:
Accrued payroll and termination benefits	$106
Other accrued liabilities	9

$115

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS

June 30, 2007

Item 2.	Management’s Discussion and Analysis or Plan of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis and other parts of this report may contain forward-looking statements that involve risks and uncertainties, as well as current expectations and assumptions. From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products or services and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, its ability maintain sufficient working capital, adverse changes in the economy, the ability to attract and maintain key personnel, the ability to sell its remaining real estate holdings, its ability to identify and complete mergers or acquisitions, and future results related to acquisitions, mergers or investment activities. The Company’s actual results could differ materially from those anticipated in forward-looking statements. The Company assumes no obligation to update any such forward-looking statements.

CRITICAL ACCOUNTING POLICIES

The Company has defined a critical accounting policy as one that is both important to the portrayal of the Company’s financial condition and results of operations and requires the management of the Company to make difficult, subjective or complex judgments. Estimates and assumptions about future events and their effects cannot be perceived with certainty. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. The Company believes its adopted accounting policies are appropriate for the operations of the Company and that the Company has correctly applied the accounting polices.

Management’s discussion and analysis of its financial condition and results of operations is based on the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities, if any exist. The Company evaluates its estimates on an on-going basis, including those related to revenue recognition, assets held for sale, goodwill, income taxes, warranty obligations, bad debts, and contingencies, if any. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values and disclosure of amounts recorded or disclosed in the Consolidated Financial Statements of the Company. The reader of this report should refer to the Company’s annual report on Form 10-KSB for the year ended December 31, 2006 and Current Reports on Form 8-K filed April 6, 2007 and Form 8-K/A filed June 18, 2007.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS

June 30, 2007

BUSINESS DESCRIPTION AND LIQUIDITY

Reliability Incorporated has historically been engaged in the design, manufacture, market and support of high performance equipment used to test and condition integrated circuits (“Testing Products”). Reliability also designed, manufactured and marketed a line of DC-DC power converters (“Power Sources”). Reliability and its subsidiaries (collectively referred to as “Reliability” or the “Company”) also operated a service facility in Singapore that conditioned and tested integrated circuits as a service for others (“Services”).

During the past six years, the Company has sustained significant negative financial results, including substantial decreases in revenues, net income, backlog, and cash flows from operating activities that are generally attributable to operating losses in its historical business segments. Due to the deterioration in its financial position, the Company has undergone significant restructuring to reduce its expenses and improve its liquidity, including: the closure of its Power Sources’ Costa Rica facility, significant downsizing of its domestic and international workforce, suspension of all research and development activities, the sale of its Power Sources division, the closure of its Services division in Singapore, and the sale of its Houston headquarters facility. As a result of these actions the Company has significantly reduced its expenses and produced sufficient cash to continue operations. However, based upon its current financial position, and an evaluation of the prospects for continuing to operate its remaining Testing Products business line, the Company concluded that it should invest in another line of business and abandon its Testing Products business.

On April 1, 2007, Reliability completed the merger of its wholly-owned subsidiary, Reliability-Medallion, Inc., a Florida Corporation, into Medallion Electric Acquisition Corporation and the indirect acquisition, through Medallion Electric Acquisition Corporation, of Medallion Electric, Inc.

Medallion Electric Acquisition Corporation was incorporated under the laws of the State of Florida on December 8, 2006 to facilitate a merger between business entities and was considered to be a development stage company with no operations at March 31, 2007. Following the merger, on June 21, 2007, the Company changed the name of Medallion Electric Acquisition Corporation to Reliability Contractors of Florida, Inc. Reliability Contractors of Florida, Inc. is a wholly-owned subsidiary of Reliability.

Medallion Electric, Inc. (“Medallion Electric”) was incorporated in the State of Florida in 1980. Medallion Electric is an electrical contracting company, located in Coral Springs, Florida, specializing in electrical contracting services to residential homebuilders, with its major assets consisting of contracts for services to be performed and accounts receivable. Medallion Electric is a wholly-owned subsidiary of Reliability Contractors of Florida, Inc. (collectively referred to as “Reliability Florida” or “Electrical Contracting Services”).

All of the funds used for the initial acquisition payment and the Company’s transaction costs related to the merger and acquisition were paid out of the Company’s cash on hand. Additional payments will come from the Company’s working capital, funds generated by Construction Services, and additional debt and/or equity financing. However, there can be no assurances that the Company will be able to successfully raise enough funds or maintain sufficient liquidity over a period of time that will allow it to continue to service its acquisition commitments.

During the six months ended June 30, 2007, net cash decreased $954,000, primarily as a result of the Company’s acquisition of Medallion Electric that consumed $841,000. Operating activities consumed $113,000 during the six months ended June 30, 2007, compared to $1,038,000 consumed during the same period of 2006. The principal items contributing to the change was a decrease in cash consumed by continuing operations of $877,000, as a result of the Company’s restructuring activities and the acquisition of Medallion Electric.

Investing activities, primarily related to the Company’s acquisition, consumed $788,000 during the six months ended June 30, 2007 compared to providing $4,509,000 from the sale of assets during the same period of 2006.

The Company’s financing activities, during the six months ended June 30, 2007, consumed $53,000 due to repayments on notes payable, related to the Company’s acquisition of Medallion Electric. During the same period of 2006, financing activities consumed $2,556,000 in cash as a result of the Company repaying all debt upon the sale of its Houston headquarters facility in June of 2006.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS

June 30, 2007

RESULTS OF OPERATIONS

Introduction

All of the Company’s historical business segments, Power Sources, Services, and Testing Products are reported as discontinued operations in the accompanying Balance Sheet and Statement of Operations for each period presented. Therefore, revenues and gross profits of comparable interim periods for the previous year are nil. The following discussion omits the results of discontinued operations. For information on discontinued operations the reader should see Note 10 of Notes to Unaudited Consolidated Financial Statements.

Three and Six months ended June 30, 2007.

Backlog, Revenues and Gross Profit

On April 1, 2007, the Company invested in another line of business with the acquisition of Medallion Electric. Medallion Electric is an electrical contracting company, located in Coral Springs, Florida, specializing in electrical contracting services, primarily to high-end residential homebuilders operating in the Broward, Palm Beach, Martin, and St. Lucie counties of Southern Florida. Medallion Electric’s major assets consist of contracts for services to be performed and accounts receivable. Backlog at June 30, 2007 was $8.1 million. Revenues generated from this new line of business (Electrical Contracting Services) were $1,260,700 with gross profits of $406,465 for the three and six months ended June 30, 2007.

Six months ended June 30, 2007 compared to six months ended June 30, 2006.

Marketing, General and Administrative

Marketing, general and administrative expenses increased to $646,577 for the six months ended June 30, 2007 compared to $626,583 for the same period of 2006. The increase is the result of a $237,449 decrease in the Company’s expenses due to workforce reductions and the sale of the Company’s headquarters facility in the six months ended June 30, 2006 offset by an $257,443 increase in expenses for 2007, related to Medallion Electric operations.

Interest Expense

The Company’s interest expense declined from $169,775 for the six months ended June 30, 2006 to $47,392 for the comparable period of 2007, as a result of the Company repaying all debt under its former credit and loan agreements upon the sale of its Houston facility in June of 2006, partially offset by accrued interest on promissory notes issued in connection with the acquisition of Medallion Electric. See Notes 6&7 of Notes to Unaudited Consolidated Financial Statements for additional information on interest expense and promissory notes payable.

Interest and Other Income

Interest and other income was $21,005 for the six months ended June 30, 2007 compared with $49,628 for the same period of 2006. The decrease was the result of a $34,984 drop in rental and other miscellaneous income, primarily the result of the Company selling its Houston headquarters facility, partially offset by a $6,361 increase in interest income.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS

June 30, 2007

Three months ended June 30, 2007 compared to three months ended June 30, 2006.

Marketing, General and Administrative

Marketing, general and administrative expenses increased from $318,313 for the three months ended June 30, 2006 to $425,927 for the same period of 2007. The expense increase is the result of a $149,829 decrease in the Company’s expenses due to workforce reductions and the sale of the Company’s headquarters facility in the three months ended June 30, 2006 offset by an $257,443 increase in expenses for 2007, related to Medallion Electric operations.

Interest Expense

The Company’s interest expense declined from $85,572 for the three months ended June 30, 2006 to $47,392 for the comparable period of 2007, as a result of the Company repaying all debt under its former credit and loan agreements in June of 2006, partially offset by accrued interest on promissory notes issued in connection with the acquisition of Medallion Electric. See Notes 6&7 of Notes to Unaudited Consolidated Financial Statements for additional information on interest expense and promissory notes payable.

Interest and Other Income

Interest and other income was $4,580 for the three months ended June 30, 2007 compared with $25,296 for the same period of 2006. The decrease was the result of a $18,104 drop in rental and other miscellaneous income, primarily the result of the Company selling its Houston facility, and a $2,612 decrease in interest income due to lower cash on-hand following the acquisition costs incurred in connection with the Company’s investment in Medallion Electric. See Note 5 of Notes to Unaudited Consolidated Financial Statements for additional information regarding acquisition costs.

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

RELIABILITY INCORPORATED

OTHER INFORMATION

PART II - OTHER INFORMATION

June 30, 2007

Item 1 is not applicable and has been omitted.

Item 2.	Unregistered Sales of Equity Securities:

On April 2, 2007, in connection with the Agreement of Merger and Plan of Reorganization as disclosed in the Company’s Form 8-K, filed on April 6, 2007, the Company issued 3,000,0000 restricted shares of its common stock, no par value. 2,850,000 of such shares were issued to the shareholders of Medallion Electric Acquisitions Corporation (“MEAC”) in exchange for 100% of the issued and outstanding capital stock of MEAC, and 150,000 of such shares were issued to the shareholder of Medallion Electric, Inc. (“Medallion Electric”) and his designee as part of the consideration for MEAC’s purchase of Medallion Electric. All the shares of the Company’s common stock were issued to accredited investors, as defined under Rule 501 of the Securities Act of 1933 (“Securities Act”), pursuant to Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of the Securities and Exchange Commission. None of the securities issued were convertible.

Under the Agreement of Merger and Plan of Reorganization, all 3,000,000 shares issued at closing were escrowed with release contingent upon the Company raising at least $2,000,000 in one or more private placements of its common stock to select accredited investors. If at least $2,000,000 net to the Company was not raised in such private placements by June 15, 2007, the 3,000,000 shares issued in connection with the Agreement of Merger and Plan of Reorganization and MEAC’s acquisition of Medallion Electric were to be cancelled, but Reliability would continue to own MEAC and Medallion Electric. At June 15, 2007 the Company had not completed such private placements and the 3,000,000 escrowed shares were returned to the Company and cancelled.

Items 3 and 4 are not applicable and have been omitted.

Item 5.	Other Information:

In connection with the Agreement of Merger and Plan of Reorganization as reported in the Company’s Form 8-K, filed on April 6, the Company’s Board of Directors (“Board”) amended the Company’s bylaws to increase the size of the Board from four members to six members and appointed two new directors to the Board- Alex Katz and David Kurland. Messrs. Katz and Kurland had agreed that if the Company was unable to raise at least $2,000,000 in one or more private placements of its common stock to select accredited investors by June 15, 2007, each such person would resign from the Board.

Effective August 14, 2007 the Board accepted Alex Katz’s resignation from the Board, rejected David Kurland’s resignation and amended the Company’s bylaws to reduce the size of the Board from six to five members.

Also, effective August 14, 2007, the Board appointed Alex Katz - Vice President of Business Development.

Item 6.	Exhibits:

The following exhibits are filed as part of this report:

3.1	Amended Bylaws. Reference is made to Exhibit 3.01 of the Company’s Form 8-K, filed on April 6, 2007.

10.1	Agreement of Merger and Plan of Reorganization. Reference is made to Exhibit 2.01 to the Company’s Form 8-K, filed on April 6, 2007.

10.2	Stock Purchase Agreement. Reference is made to Exhibit 2.02 to the Company’s Form 8-K filed on April 6, 2007.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

RELIABILITY INCORPORATED

SIGNATURES

June 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED
(Registrant)

August 14, 2007	/s/ Larry Edwards
Larry Edwards
President and Chief Executive Officer

August 14, 2007	/s/ James M. Harwell
James M. Harwell
Acting Chief Financial Officer