Form 10QSB
period 2007-09-30
RELIABILITY INC
filed 2007-11-23
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    YES  ☒    NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,335,965 shares of Common Stock, no par value as of November 13, 2007.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

RELIABILITY I NCORPORATED

FORM 10-QSB

September 30, 2007

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED BALANCE SHEET (In thousands)

September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$12
Prepaid expenses	31
Assets of discontinued operations	3,055
Assets held for sale – current portion	617

Total current assets	3,715
Other assets:
Assets held for sale	225

$3,940

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	2
Accrued liabilities	259
Accrued liabilities of discontinued operations	3,283

Total current liabilities	3,544

Stockholders’ equity:
Common stock, without par value; 20,000,000 shares authorized; 6,690,265 shares issued	9,767
Accumulated deficit	(8,277)
Less treasury stock at cost, 354,300 shares	(1,094)

Total stockholders’ equity	396

$3,940

See accompanying notes.

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Nine Months Ended September 30,
	2007	2006
Revenue	$—	$—
Costs and expenses:
Cost of goods sold	—	—
General and administrative	409	919
Impairment of real estate held for sale	159	—

Total cost and expenses	568	919
(Gain) on the sale of assets	(3)	(1,542)

Operating income (loss) from continuing operations	(565)	623
Other income (expense):
Interest (expense)	—	(170)
Interest income	19	35
Other income	2	39

Total other income (expense)	21	(96)

Income (loss) from continuing operations, before income taxes	(544)	527
Provision for income taxes	—	—

Income (loss) from continuing operations	(544)	527
(Loss) from discontinued operations, including loss on disposal of $918 in 2007 and income tax effect of nil for 2007 and 2006	(1,287)	(556)

Net (loss)	$(1,831)	$(29)

Basic earnings (loss) per share:
Continuing operations	$(0.09)	$0.08
Discontinued operations	(0.20)	(0.09)

Net (loss)	$(0.29)	$(0.01)

Diluted earnings (loss) per share:
Continuing operations	$(0.09)	$0.08
Discontinued operations	(0.20)	(0.09)

Net (loss)	$(0.29)	$(0.01)

Weighted average shares:
Basic	6,336	6,336

Diluted	6,336	6,336

See accompanying notes.

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,
	2007	2006
Revenue	$—	$—
Costs and expenses:
Cost of goods sold	—	—
General and administrative	20	292
Impairment of real estate held for sale	159	—

Total cost and expenses	179	292
(Gain) on the sale of assets	(3)	—

Operating income (loss) from continuing operations	(176)	(292)
Other income (expense):
Interest (expense)	—	—
Interest income	—	21
Other income	2	2

Total other income (expense)	2	23

Income (loss) from continuing operations, before income taxes	(174)	(269)
Provision for income taxes	—	—

Income (loss) from continuing operations	(174)	(269)
(Loss) from discontinued operations, including loss on disposal of $918 in 2007 and income tax effect of nil for 2007 and 2006	(1,235)	(127)

Net income (loss)	$(1,409)	$(396)

Basic earnings (loss) per share:
Continuing operations	$(0.03)	$(0.04)
Discontinued operations	(0.19)	(0.02)

Net income (loss)	$(0.22)	$(0.06)

Diluted earnings (loss) per share:
Continuing operations	$(0.03)	$(0.04)
Discontinued operations	(0.19)	(0.02)

Net income (loss)	$(0.22)	$(0.06)

Weighted average shares:
Basic	6,336	6,336

Diluted	6,336	6,336

See accompanying notes.

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(1,831)	$(29)
Income (loss) from discontinued operations	(1,287)	(556)

Income (loss) from continuing operations	(544)	527
Adjustments to reconcile net income to cash (used) by operating activities:
Depreciation	—	4
Stock option expense	—	25
Impairment loss on real estate	159	—
(Gain) on sale of assets	(3)	(1,630)
Provision for inventory obselence	—	(11)
(Gain) / loss on equity investments	—	(59)
Changes in operating assets and liabilities:
Accounts receivable	(2)	215
Prepaid expenses	1	106
Inventories	—	41
Accounts payable	(1)	(29)
Accrued liabilities	69	(201)

Total adjustments	223	(1,539)
Net cash (used) by continuing operations	(321)	(1,012)
Net cash (used) by discontinued operations	(84)	(200)

Net cash (used) by operating activities	(405)	(1,212)
Cash flows from investing activities:
Capital expenditures	(1)	—
Proceeds from sale of investment securities	—	208
Proceeds from sale of assets	—	4,108
Proceeds from sale of discontinued operation	—	300
Acquisition of business (net of cash acquired)	(787)	—

Net cash (used) provided by investing activities	(788)	4,616

Cash flows from financing activities:
Increase in short-term debt	—	330
Repayments of short-term debt	(53)	(2,886)

Net cash (used) by financing activities	(53)	(2,556)

Net (decrease) increase in cash	(1,246)	848
Cash and cash equivalents:
Beginning of period	1,258	742
End of period	$12	$1,590

Supplemental cash flow information:
Interest paid	—	167
Owner financing of acquisition costs	2,635	—

See accompanying notes.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

1. DISCONTINUANCE OF ALL OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Discontinuance of all Operations and Liquidity

During the past six years, Reliability Incorporated and its subsidiaries (collectively referred to as “Reliability” or the “Company”) has sustained significant negative financial results, including substantial decreases in revenues, net income, backlog, and cash flows from operating activities that are generally attributable to operating losses. Due to the deterioration in its financial position, the Company has undergone significant restructuring to reduce its expenses and improve its liquidity, including: the closure of its Power Sources’ Costa Rica facility, significant downsizing of its domestic and international workforce, the sale of its Power Sources division, the closure of its Services division in Singapore, eliminated all research and development for test equipment, and the sale of its Houston headquarters facility. As a result of these actions, the Company significantly reduced its expenses. However, based upon its current financial position, and an evaluation of the prospects for continuing to operate its historical business lines, the Company concluded that it should explore some other possibilities.

On April 1, 2007, Reliability completed the merger of its wholly owned subsidiary, Reliability-Medallion, Inc., a Florida corporation, into Medallion Electric Acquisition Corporation and the indirect acquisition, through Medallion Electric Acquisition Corporation, of Medallion Electric, Inc. Medallion Electric Acquisition Corporation was incorporated under the laws of the State of Florida on December 8, 2006 to facilitate a merger between business entities and was considered to be a development stage company with no operations at March 31, 2007. On June 21, 2007, the Company changed the name of Medallion Electric Acquisition Corporation (“MEAC”) to Reliability Contractors of Florida, Inc. Reliability Contractors of Florida, Inc. is a wholly-owned subsidiary of Reliability.

Medallion Electric, Inc. (“Medallion Electric” or “Medallion”) was incorporated in the State of Florida in 1980. Medallion Electric is an electrical contracting company, located in Coral Springs, Florida, specializing in electrical contracting services to residential homebuilders, with its major assets consisting of contracts for services to be performed and accounts receivable. Medallion Electric is a wholly-owned subsidiary of Reliability Contractors of Florida, Inc. (collectively referred to as “Reliability Florida” or “Electrical Contracting Services”).

All of the funds used for the initial acquisition payment and the Company’s transaction costs related to the merger and acquisition were paid out of the Company’s cash on hand. The Company funded $750,000 to finance the acquisition. $100,000 of such funds was made available to Medallion Electric as working capital; $150,000 was used by MEAC to pay its transaction related expenses. The remaining $500,000 was used to make the initial payment to Mr. Ronald Masaracchio (“Masaracchio”), the only shareholder of Medallion Electric for 100% of the stock of Medallion Electric. The remainder of the purchase price consisted of two notes- one for $500,000 due in six months and one for $1.4 million due in six months. The Company secured the $500,000 note with the pledge of its real property in North Carolina; the $1.4 million note was secured with the assets of Medallion Electric.

The Company planned to pay the notes from the Company’s working capital, funds generated by Electrical Contracting Services, additional debt and/or equity financing, and the sale of a part of its real estate located in North Carolina. However, in early September, 2007 it became apparent, the Company was not generating enough funds and had not been successful in raising debt or equity funds to meet all of the obligations which would be due on October 1, 2007. Therefore, the Reliability Board of Directors passed a resolution on September 25, 2007 that instructed management to enter into an agreement to sell Medallion Electric, Inc. back to the previous owner, Mr. Masaracchio.

In connection with the negotiation and settlement of the relationship with Medallion, Alex Katz, an officer of Reliability and Reliability Contractors, and Mark Spoor, an officer of Reliability Contractors and Medallion, resigned from their positions and employment with such companies prior to consummation of the transaction.

On October 12, 2007, the Company and its subsidiaries Reliability Contractors of Florida, Inc. and Medallion Electric, Inc. entered into a Settlement, Sale of Stock and Release Agreement (“Agreement”) with Mr. Masaracchio, pursuant to which Reliability Contractors sold back to Masaracchio the stock of Medallion effective October 1, 2007. The Company agreed to pay Mr. Masaracchio $325,000 upon the closing of the sale of part of the Company’s North Carolina real estate, which was under a purchase and sale contract, and transfer 100% of the Medallion stock to Masaracchio. Masaracchio agreed to release all the liens against the Company’s assets, cancel all the notes, and release the Company from any and all of its obligations to him. In addition to the $325,000, Reliability transferred to Masaracchio all the Medallion stock which held assets that were valued at approximately $1.7 million on Reliability’s balance sheet and liabilities which were generated in the normal course of business at Medallion valued at approximately $650,000.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

Upon the closing of the sale of a portion of Reliability’s North Carolina real estate on October 26, 2007, Mr. Masaracchio received the $325,000, and the sale of Medallion Electric, the release of the liens, and cancellation of all the obligations was consummated. At the time of the sale, Masaracchio held two notes totaling $1.9 million, which were due October 1, 2007, and an earnout agreement which called for a minimum payment of $750,000 over three years. The notes were secured by the assets of Medallion and the North Carolina property owned by Reliability. The sale of Medallion back to Masaracchio included a release of all liability on the notes and the earnout agreement, assumption of all Medallion ordinary course of business debts and obligations, mutual releases between Reliability and Masaracchio, including a release of the security for the notes. The net proceeds from the sale of a part of the North Carolina real estate to Reliability, after the $325,000 payment and all other expenses of the sale, were $292,000. The Company retained the ownership of 10 acres of land in North Carolina.

Upon the sale of Medallion Electric and cancellation of related liabilities, the Company has remaining assets (including the 10 acres of land in North Carolina) exceeding liabilities of approximately $260,000.

The accompanying financial statements for the three and nine month period ended September 30, 2007, have been prepared assuming the Company will continue as a going concern. However, upon the completion of the sale of Medallion Electric, the Company has no further operating activities. The Company has concluded that it should pursue one, or some combination, of the following courses of action: sell its remaining real estate holdings; invest in another line of business through a purchase or merger; make distributions to its shareholders from the proceeds of some of the assets, possibly through a dividend or corporate liquidation. There can be no assurances that the Company will be able to successfully complete any of these transactions or be able to maintain sufficient liquidity over a period of time that will allow it to carry out these actions, in which case the Company might be forced to liquidate or seek protection under the Federal bankruptcy statutes, or both.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The Company’s business segments, Power Sources, Services, Testing Products, and Electrical Contracting Services are reported as discontinued operations in the accompanying Balance Sheet and Statement of Operations for each period presented. Certain income and expenses on the consolidated statement of operations and statement of cash flows for the periods ended September 30, 2006, related to these discontinued operations, have been reclassified to be consistent with the classifications adopted for the periods ended September 30, 2007. These reclassifications had no effect on net income.

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

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 is an interpretation of SFAS No. 109 and was adopted by the Company effective January 1, 2007. FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that the Company has taken or expects to take in the Company’s tax returns. FIN No. 48 did not have a significant impact on the Company’s financial statements.

2. ACQUISITION OF BUSINESS, GOODWILL AND SUBSEQUENT DISPOSAL OF ACQUIRED BUSINESSES

Acquisition

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

September 30, 2007

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

Goodwill was recorded as the excess of the acquisition cost over the fair value of acquired net assets. The Medallion Electric acquisition cost is as follows (in thousands):

Cash payment to Medallion Electric	$500
Promissory notes payable	1,915
Guaranteed earnout over three years	750
Professional fees and expenses	329

$3,494

The fair value of the assets acquired and liabilities assumed at the date of acquisition is as follows (in thousands):

Cash	$72
Other current assets	1,340
Property and equipment	122
Other assets	5

Total assets acquired	1,539

Current liabilities	218
Long-term debt	19

Total liabilities assumed	237

Net assets acquired	$1,302

The excess of the cost over the fair value of acquired net assets resulted in goodwill, as follows (in thousands):

Purchase price	$3,494
Less net assets acquired	(1,302)

Goodwill	$2,192

Disposition

The Company passed a resolution on September 25, 2007 to sell Medallion Electric back to its previous owners and the operation was sold effective October 1, 2007, as discussed in Note 1. Medallion Electric is included as a discontinued operations during the quarter end September 30, 2007 as disclosed in Note 3.

3. DISCONTINUED OPERATIONS

On March 14, 2006, the Company sold its Power Sources Division to Reliability Power, Inc., an unaffiliated third party. Proceeds from the sale were $300,000. A gain of $108,000 was realized and is included in income from discontinued operations.

On April 18, 2006, the Company announced plans to close down its Services division located in Singapore. During the wind down of operations, the division has maintained a small number of employees to complete unfinished jobs, provide limited services for its customers while they seek alternative service providers, prepare equipment for sale and vacate the division’s leased facility. The liquidation of the Company’s former Services division was substantially complete as of June 30, 2007.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

In April of 2007, following the acquisition of Medallion Electric, the Company concluded that it should abandon its Testing Products business in favor of concentrating all available resources on its newly acquired business line, Electrical Contracting Services.

On September 25, 2007, the Company’s Board of Directors passed a resolution to sell Medallion Electric to the previous owner. Therefore, the Electrical Contracting Services (Medallion Electric) is included as a discontinued operation.

The loss from the discontinued Electrical Contracting Services includes the loss on the disposition of the Electrical Contracting Service (Sale of Medallion Electric) as follows:

Electrical Contracting Services: (in thousands)
Assets sold	$(3,882)
Liabilities extinguished	3,289
Costs of sale of business	(325)

Loss on Disposition	$(918)

The loss from the operations of the Electrical Contracting Services is included in the table below.

Results of operations for the Company’s former Power Sources, Services, Testing Products, and Electrical Contracting Services segments are reported as discontinued operations in the accompanying Statement of Operations for each period presented. Net sales and the loss from discontinued operations are as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Power Sources	—	131	—	—
Services	36	520	—	—
Testing Products	6	230	—	8
Electrical Contracting Services	1,956	—	695	—

	$1,998	$881	$695	$8

Income (loss) from discontinued operations:
Power Sources	—	59	—	—
Services	(141)	(650)	18	(127)
Testing Products	4	35	—	—
Electrical Contracting Services	(1,150)	—	(1,253)	—

	$(1,287)	$(556)	$(1,235)	$(127)

The assets and liabilities of the Company’s former Services segment are reported as assets of discontinued operations and accrued liabilities of discontinued operations in the accompanying Consolidated Balance Sheet for each period presented. There are no remaining assets or liabilities of the Company’s former Power Sources or Testing Products segment. The assets and accrued liabilities from discontinued operations of the Company’s former Services segment are as follows (in thousands):

September 30, 2007

Assets:
Cash	$57
Accounts receivable	23
Refundable deposits	12

$92

Accrued liabilities:
Accrued payroll and termination benefits	$106
Other accrued liabilities	9

$115

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

The assets and liabilities of the Company’s former Electrical Contracting Services segment are reported as assets of discontinued operations and accrued liabilities of discontinued operations in the accompanying Consolidated Balance Sheet for each period presented are as follows (in thousands):

September 30, 2007

Assets:
Cash	$11
Accounts receivable	586
Costs and estimated earnings of billings	921
Other current assets	40
Net property, machinery and equipment	101
Goodwill	1,274
Deferred acquisition cost	15
Prepaid investment banking	8
Other assets	7

$2,963

Liabilities:
Accounts payable	$338
Accrued liabilities	96
Billings in excess of estimated cost and earnings	98
Note payable	1,886
Earnout Payable	750

$3,168

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

4. ASSETS HELD FOR SALE AND IMPAIRMENT LOSS

Assets held for sale consist of the following (in thousands):

Land & Building- North Carolina- Assets held for sale Current Portion	$617

Land 10 Acres – North Carolina- Assets held for sale Long Term Portion	$225

The Company shut down a Services facility in North Carolina in April 1998. Subsequent to September 30, 2007, on October 26, 2007, seven and one half acres of the land and a building previously occupied by the Services operation were sold for $675,000 cash. The Company still retains 10 acres of land adjacent to the property that was sold. The previous owner of Medallion Electric, Mr. Ronald Masaracchio held a lien on the property in the form of a note. $325,000 of the proceeds were paid to Mr. Masaracchio, who then released the lien. The net proceeds of the sale to the Company was $292,000. The value of the land is presented as assets held for sale in the accompanying consolidated balance sheet. An impairment loss of $159,000 was recorded in the third quarter of 2007 to reduce the carrying value of the real estate held for sale. The property has been actively marketed since 1998, although no assurances can be given the remaining acreage will be sold during 2007.

5. COMPREHENSIVE (LOSS)

The only difference between the total comprehensive (loss) and the net (loss) reported on the Consolidated Statements of Operations arises from unrealized losses on marketable equity securities. The Company’s total comprehensive (loss) for the periods indicated, are as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Net (loss)	$(1,831)	$(29)	$(1,409)	$(787)
Less reclassification adjustment for losses included in net income	—	(59)	—	—

Total comprehensive (loss)	$(1,831)	$(88)	$(1,409)	$(787)

6. ACCRUED LIABILITES

Accrued liabilities as of September 30, 2007 consists of the following (in thousands):

September 30, 2007
Property taxes	$27
Payroll and payroll related	184
Accrued interest on notes payable	23
Other	25

$259

7. STOCK OPTION PLAN

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

Under the Company’s Amended and Restated 1997 Stock Option Plan (the “Plan”), no further option grants are allowed after February 26, 2007, but options theretofore granted shall remain in effect until satisfied or terminated pursuant to the Plan. No options were granted under the Plan during the nine months ended September 30, 2007.

At September 30, 2007, all options were fully vested, thus no further stock option expense will be recorded related to the Plan. The weighted-average remaining contractual term, as of September 30, 2007, was 8.80 years for outstanding and exercisable options. The following table summarizes option activity for the nine months ended September 30, 2007:

	Number of Options	Weighted Average Price
Balance as of December 31, 2006	951,851	$1.67
Expired or canceled	(581,851)	2.60
Exercised	—	—
Granted	—	—

Balance as of September 30, 2007	370,000	$.21

In addition to the options outstanding under the Company’s Stock Option Plan, 100,000 options issued in connection with a business combination were outstanding and exercisable at September 30, 2007. These options are exercisable at $1.50 per share and expire in July 2009.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS

September 30, 2007

8. SUBSEQUENT EVENTS

After September 30, 2007 the Company completed the sale of part of the land and the building located in North Carolina that was previously carried as an asset held for sale and completed the sale of Medallion Electric back to its previous owner. See footnotes 2,3, and 4.

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

Management’s discussion and analysis of its financial condition and results of operations is based on the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities, if any exist. The Company evaluates its estimates on an on-going basis, including those related to revenue recognition, assets held for sale, goodwill, income taxes, warranty obligations, bad debts, and contingencies, if any. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values and disclosure of amounts recorded or disclosed in the Consolidated Financial Statements of the Company. The reader of this report should refer to the Company’s annual report on Form 10-KSB for the year ended December 31, 2006 and Current Reports on Form 8-K filed April 6, 2007, Form 8-K/A filed June 18, 2007, Form 8-K filed October 17, 2007, Form 8-K filed November 15, 2007, and Form NT-10-Q filed November 16, 2007.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS

September 30, 2007

BUSINESS DESCRIPTION AND LIQUIDITY

During the past six years, Reliability Incorporated and its subsidiaries (collectively referred to as “Reliability” or the “Company”) has sustained significant negative financial results, including substantial decreases in revenues, net income, backlog, and cash flows from operating activities that are generally attributable to operating losses. Due to the deterioration in its financial position, the Company has undergone significant restructuring to reduce its expenses and improve its liquidity, including: the closure of its Power Sources’ Costa Rica facility, significant downsizing of its domestic and international workforce, the sale of its Power Sources division, the closure of its Services division in Singapore, eliminated all research and development for test equipment, and the sale of its Houston headquarters facility. As a result of these actions, the Company significantly reduced its expenses. However, based upon its current financial position, and an evaluation of the prospects for continuing to operate its historical business lines, the Company concluded that it should explore some other possibilities.

On April 1, 2007, Reliability completed the merger of its wholly owned subsidiary, Reliability-Medallion, Inc., a Florida corporation, into Medallion Electric Acquisition Corporation and the indirect acquisition, through Medallion Electric Acquisition Corporation, of Medallion Electric, Inc.

Medallion Electric Acquisition Corporation was incorporated under the laws of the State of Florida on December 8, 2006 to facilitate a merger between business entities and was considered to be a development stage company with no operations at March 31, 2007. On June 21, 2007, the Company changed the name of Medallion Electric Acquisition Corporation (“MEAC”) to Reliability Contractors of Florida, Inc. Reliability Contractors of Florida, Inc. is a wholly-owned subsidiary of Reliability.

Medallion Electric, Inc. (“Medallion Electric” or “Medallion”) was incorporated in the State of Florida in 1980. Medallion Electric is an electrical contracting company, located in Coral Springs, Florida, specializing in electrical contracting services to residential homebuilders, with its major assets consisting of contracts for services to be performed and accounts receivable. Medallion Electric is a wholly-owned subsidiary of Reliability Contractors of Florida, Inc. (collectively referred to as “Reliability Florida” or “Electrical Contracting Services”).

All of the funds used for the initial acquisition payment and the Company’s transaction costs related to the merger and acquisition were paid out of the Company’s cash on hand. The Company funded $750,000 to finance the acquisition. $100,000 of such funds was made available to Medallion Electric as working capital; $150,000 was used by MEAC to pay its transaction related expenses. The remaining $500,000 was used to make the initial payment to Mr. Ronald Masaracchio (“Masaracchio”), the only shareholder of Medallion Electric for 100% of the stock of Medallion Electric. The remainder of the purchase price consisted of two notes- one for $500,000 due in six months and one for $1.4 million due in six months. The Company secured the $500,000 note with the pledge of its real property in North Carolina; the $1.4 million note was secured with the assets of Medallion Electric.

The Company planned to pay the notes from the Company’s working capital, funds generated by Electrical Contracting Services, additional debt and/or equity financing, and the sale of a part of its real estate located in North Carolina. However, in early September, 2007 it became apparent, the Company was not generating enough funds and had not been successful in raising debt or equity funds to meet all of the obligations which would be due on October 1, 2007. Therefore, the Reliability Board of Directors passed a resolution on September 25, 2007 that instructed management to enter into an agreement to sell Medallion Electric, Inc. back to the previous owner, Mr. Masaracchio.

In connection with the negotiation and settlement of the relationship with Medallion, Alex Katz, an officer of Reliability and Reliability Contractors, and Mark Spoor, an officer of Reliability Contractors and Medallion, resigned from their positions and employment with such companies prior to consummation of the transaction.

On October 12, 2007, the Company and its subsidiaries Reliability Contractors of Florida, Inc. and Medallion Electric, Inc. entered into a Settlement, Sale of Stock and Release Agreement (“Agreement”) with Mr. Masaracchio, pursuant to which Reliability Contractors sold back to Masaracchio the stock of Medallion effective October 1, 2007. The Company agreed to pay Mr. Masaracchio $325,000 upon the closing of the sale of part of the Company’s North Carolina real estate, which was under a purchase and sale contract, and transfer 100% of the Medallion stock to Masaracchio. Masaracchio agreed to release all the liens against the Company’s assets, cancel all the notes, and release the Company from any and all of its obligations to him. In addition

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS

September 30, 2007

to the $325,000, Reliability transferred to Masaracchio all the Medallion stock which held assets that were valued at approximately $1.7 million on Reliability’s balance sheet and liabilities which were generated in the normal course of business at Medallion valued at approximately $500,000.

Upon the closing of the sale of a portion of Reliability’s North Carolina real estate on October 26, 2007, Mr. Masaracchio received the $325,000, and the sale of Medallion Electric, the release of the liens, and cancellation of all the obligations was consummated. At the time of the sale, Masaracchio held two notes totaling $1.9 million, which were due October 1, 2007, and an earnout agreement which called for a minimum payment of $750,000 over three years. The notes were secured by the assets of Medallion and the North Carolina property owned by Reliability. The sale of Medallion back to Masaracchio included a release of all liability on the notes and the earnout agreement, assumption of all Medallion ordinary course of business debts and obligations, mutual releases between Reliability and Masaracchio, including a release of the security for the notes. The net proceeds from the sale of a part of the North Carolina real estate to Reliability, after the $325,000 payment and all other expenses of the sale, were $292,000. The Company retained the ownership of 10 acres of land in North Carolina.

Upon the sale of Medallion Electric and cancellation of related liabilities, the Company has remaining assets (including the 10 acres of land in North Carolina) exceeding liabilities of approximately $260,000

The accompanying financial statements for the three and nine month period ended September 30, 2007, have been prepared assuming the Company will continue as a going concern. However, upon the completion of the sale of Medallion Electric, the Company has no further operating activities. The Company has concluded that it should pursue one, or some combination, of the following courses of action: sell its remaining real estate holdings; invest in another line of business through a purchase or merger; make distributions to its shareholders from the proceeds of some of the assets, possibly through a dividend or corporate liquidation. There can be no assurances that the Company will be able to successfully complete any of these transactions or be able to maintain sufficient liquidity over a period of time that will allow it to carry out these actions, in which case the Company might be forced to liquidate or seek protection under the Federal bankruptcy statutes, or both.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS

September 30, 2007

RESULTS OF OPERATIONS

Introduction

All of the Company’s historical business segments, Power Sources, Services, Testing Products, and Electrical Contracting Services are reported as discontinued operations in the accompanying Balance Sheet and Statement of Operations for each period presented. Therefore, revenues and gross profits of comparable interim periods for the previous year are nil. The following discussion omits the results of discontinued operations. For information on discontinued operations the reader should see Note 3 of Notes to Unaudited Consolidated Financial Statements.

Nine months ended September 30, 2007 compared to Nine months ended September 30, 2006.

General and Administrative

General and administrative expenses decreased to $409,000 for the nine months ended September 30, 2007 compared to $919,000 for the same period of 2006. The decrease in expense of $510,000 is primarily due to workforce reductions in the nine months ended September 30, 2007, and discontinuing all operations in the third quarter of 2007.

Interest Expense

The Company’s interest expense declined from $170,000 for the nine months ended September 30, 2006 to zero for the comparable period of 2007, primarily as a result of the Company repaying all debt under its former credit and loan agreements upon the sale of its Houston facility in June of 2006. Included in loss for discontinued operations is $96,000 of interest on the Medallion notes which were subsequently extinguished as described in Note 1.

Interest and Other Income

Interest and other income was $21,000 for the nine months ended September 30, 2007 compared with $74,000 for the same period of 2006. The decrease was primarily the result of the Company investing the proceeds from selling its Houston headquarters facility, which was partially offset by the decrease in interest income due to the investment in Medallion in April of 2007.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS

September 30, 2007

Three months ended September 30, 2007 compared to three months ended September 30, 2006.

General and Administrative

General and administrative expenses decreased from $318,000 for the three months ended September 30, 2006 to $20,000 for the same period of 2007. The expense decrease is the result of decreases in the Company’s expenses due to workforce reductions, salary reductions, office expense, and discontinuing all operations.

Interest Expense

The Company’s interest expense declined from $85,000 for the three months ended September 30, 2006 to zero from continuing operations for the comparable period of 2007, as a result of the Company repaying all debt under its former credit and loan agreements in June of 2006. Included in loss for discontinued operations is $49,000 of interest on the Medallion notes which were subsequently extinguished as described in Note 1.

Interest and Other Income

Interest and other income was $23,000 for the three months ended September 30, 2006 compared with an expense of $2,000 for the same period of 2007. Interest income has decreased as the Company’s cash decreased.

Item 3.	Controls and Procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-5 under the Securities Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer had concluded that the Company’s disclosure controls and procedures provide reasonable assurance of their effectiveness.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in the preceding paragraph.

RELIABILITY INCORPORATED

OTHER INFORMATION

PART II - OTHER INFORMATION

September 30, 2007

Items 1, 2, 3 and 4 are not applicable and have been omitted.

Item 5.	Other Information:

Item 6.	Exhibits:

The following exhibits are filed as part of this report:

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

RELIABILITY INCORPORATED

SIGNATURES

September 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED
(Registrant)

November 23, 2007	/s/ Larry Edwards
Larry Edwards
President and Chief Executive Officer