Form 10KSB
period 2007-12-31
RELIABILITY INC
filed 2008-03-31
CIK 34285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007	Commission File Number 0-7092

RELIABILITY INCORPORATED

(Exact name of registrant as specified in its charter)

TEXAS	75-0868913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Post Office Box 218670 Houston, Texas	77218-8670
(Address of principal executive offices)	(Zip Code)

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

State issuer’s revenues for its most recent fiscal year: 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates; computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 18, 2008: $506,877.

Number of shares outstanding of the issuer’s Common Stock as of March 18, 2008: 6,335,965.

Documents Incorporated by Reference

None.

Transitional Small Business Disclosure Format (check one).  YES  ☐    NO  ☒

RELIABILITY INCORPORATED

Form 10-KSB

December 31, 2007

PART I

Item 1.	Description of Business

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

During the past seven years, Reliability Incorporated and its subsidiaries (collectively referred to as “Reliability” or the “Company”) has sustained significant negative financial results, including substantial decreases in revenues, net income, backlog, and cash flows from operating activities that are generally attributable to operating losses. Due to the deterioration in its financial position, the Company has undergone significant restructuring to reduce its expenses and improve its liquidity, including: the closure of its Power Sources’ Costa Rica facility, significant downsizing of its domestic and international workforce, the sale of its Power Sources division, the closure of its Services division in Singapore, eliminated all research and development for test equipment, the sale of its Houston headquarters facility, and the closure of its Test Systems business. As a result of these actions, the Company significantly reduced its expenses, and generated some cash. However, based upon its current financial position, and an evaluation of the prospects for continuing to operate its historical business lines, the Company concluded that it should explore some other possibilities.

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

Medallion Electric, Inc. (“Medallion Electric” or “Medallion”) was incorporated in the State of Florida in 1980. Medallion Electric is an electrical contracting company, located in Coral Springs, Florida, specializing in electrical contracting services to residential homebuilders, with its major assets consisting of contracts for services to be performed and accounts receivable. Medallion Electric became a wholly-owned subsidiary of Reliability Contractors of Florida, Inc. (collectively referred to as “Reliability Florida” or “Electrical Contracting Services”).

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

On October 12, 2007, the Company and its subsidiaries Reliability Contractors of Florida, Inc. and Medallion Electric, Inc. entered into a Settlement, Sale of Stock and Release Agreement (“Agreement”) with Mr. Masaracchio, pursuant to which Reliability Contractors sold back to Masaracchio the stock of Medallion effective October 1, 2007. The Company agreed to pay Mr. Masaracchio $325,000 upon the closing of the sale of part of the Company’s North Carolina real estate, which was under a purchase and sale contract, and transfer 100% of the Medallion stock to Masaracchio. Masaracchio agreed to release all the liens against the Company’s assets, cancel all the notes, and release the Company from any and all of its obligations to him. In addition to the $325,000, Reliability transferred to Masaracchio all the Medallion stock which held assets that were valued at approximately $1.7 million on Reliability’s balance sheet and liabilities which were generated in the normal course of business at Medallion valued at approximately $529,000.

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

Upon the sale of Medallion Electric and cancellation of related liabilities, the Company’s largest remaining asset is the 10 acres of land in North Carolina.

The Company was incorporated under the laws of the State of Texas in 1953, but the principal business of the Company, as described in this report, started in 1971, but was closed down in 2007. The Company has two wholly owned subsidiary, Reliability Singapore, Pte Ltd, and Medallion Electric Acquisition Corporation, which are not operating. The accompanying financial statements for twelve month period ended December 31, 2007, have been prepared assuming the Company will continue as a going concern. However, upon the completion of the sale of Medallion Electric, the Company has no further operating activities. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

However, based upon its current financial position, and an evaluation of the prospects for continuing to operate, the Company has concluded that it should pursue one, or some combination, of the following courses of action: sell its remaining real estate holdings; invest in another line of business through a purchase or merger; make distributions to its shareholders of the proceeds of asset or business line sale, possibly through a corporate liquidation. There can be no assurances that the Company will be able to successfully complete any of these transactions or be able to maintain sufficient liquidity over a period of time that will allow it to carry out these actions, in which case the Company might be forced to liquidate or seek protection under the Federal bankruptcy statutes, or both.

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

PRODUCTS

During fiscal 2006, the Company had three operating segments based on its product and service offerings: Testing Products, Services and Power Sources. In March of 2006, the Company sold its Power Sources segment and in April of 2006 the Company commenced the closure of its Services segment. In March of 2007, the Company closed its Testing Products segment, and purchased Medallion Electric, Inc., an electrical contractor located in Florida, on April 1, 2007. On October 1, 2007, the Company sold Medallion Electric, Inc. back to its previous owner. As a result of these actions, all the Company’s operating segments are reported as discontinued operations in the accompanying Financial Statements for each period presented. See Note 3 of Notes to Consolidated Financial Statements for financial information regarding discontinued operations reporting.

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

From 2001 through August 2005, the Division’s focus was on developing its newest generation burn-in and test system for medium and high power micrologic devices, the CRITERIA 20. During this period, the Division spent in excess of $5 million on the development of the Criteria 20. Despite actively marketing the Criteria 20 during this period, the Company was unable to secure an order for a Criteria 20 unit. As a result of the continued lack of demand for the product and the high level of expenditures necessary to continue to develop the product, the Company suspended research and development activities and significantly reduced its workforce in August 2005. Since that time, the business activity of the Testing Products Division has consisted of sales of spare parts for, and the refurbishment and upgrades to, existing, previous generation systems. The Company closed down the remaining part of its Testing Products segment in March of 2007.

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

On April 18, 2006, the Company announced plans to close down its Services division located in Singapore. During the wind down of operations, the division has maintained a small number of employees to complete unfinished jobs, provide limited services for its customers while they seek alternative service providers, prepare equipment for sale and vacate the division’s leased facility. The liquidation of the Company’s former Services division was substantially complete as of December 31, 2006. The complete dissolution of this division is expected to be complete during the first half of 2008. The Company’s former Services division is reported as discontinued operations in the accompanying Financial Statements for each period presented. See Note 3 of the Notes to Consolidated Financial Statements for information regarding discontinued operations.

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

On March 14, 2006, the Company sold its Power Sources Division to Reliability Power, Inc., an unaffiliated third party. The Company’s former Power Sources division is reported as discontinued operations in the accompanying Financial Statements for each period presented. See Note 3 of the Notes to Consolidated Financial Statements for financial information regarding discontinued operations.

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

In August 2005, as a part of cost cutting measures, the Company suspended all research and development activities. As a result, the Company’s research and development expenditures were nil in 2006 and 2007.

The Company has no present plans to resume research and development activities.

INTELLECTUAL PROPERTY

The Company believes that rapidly changing technology in the electronics industry makes the Company’s future success dependent on the quality of its products and its ability to adapt to the changing technological requirements more than upon the protection of any proprietary rights.

Although the Company believes that its intellectual property may have some value, no single item is, in itself, critical to the Company’s business. Therefore, the Company has no plans to continue to protect its intellectual property through patents, copyrights, trade secrets, trademarks, and other means.

RAW MATERIALS AND INVENTORY

The Company discontinued its operating activities during 2007. Thus, the Company has no inventory and no plans to purchases any inventory.

CUSTOMERS AND COMPETITION

The Company no longer has a customer base nor does it remain in a competitive market.

EMPLOYEES

As of December 31, 2007, the Company no longer has any full time paid employees. The Company contracts any work that must be done. None of the Company’s employees are represented by a labor union.

INTERNATIONAL OPERATIONS

The Company is domiciled in the United States and previously sold products to customers for delivery outside of the U.S. However, as discussed above, the Company discontinued its last foreign operation (Singapore) in 2006 and only has winding down activities remaining.

ENVIRONMENTAL MATTERS

The Company does not expect to be affected by zoning, environmental protection, or other similar laws or ordinances.

SEASONALITY

The Company no longer has any operating activities.

GOVERNMENTAL BUSINESS

The Company does not have any business with any governmental agencies.

Item 2.	Description of Properties

In June 2006, the Company completed the sale of its former headquarters and principal administrative, engineering and manufacturing facility located in Park 10, an office and industrial park located on the west side of Houston, Texas. The Company relocated it headquarters to a 3,400 square foot leased facility, also located in Park 10, on the west side of Houston. The Company vacated this lease September 30, 2007.

The Company also owned a 43,500 square foot facility on a seventeen-acre tract of land in Durham, North Carolina. The Company sold approximately 7.5 acres and the 43,500 sq ft facility in October, 2007, for $675,000. Three Hundred Twenty-five Thousand ($325,000) of the proceeds from the sale was used as part of the payment made to the former owner of Medallion Electric, Inc. See Note 4 of the Notes to the Consolidated Financial Statements. The Company’s proceeds from the sale was a net of $292,000. The Company still owns the remaining 10 acres of land which it is actively marketing.

Item 3.	Legal Proceedings.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The Company’s common stock trades in the over-the-counter bulletin board market under the symbol REAL. Prior to February 24, 2005, the Company’s stock traded on Nasdaq, until no longer meeting its listing requirements. The high and low sale prices for 2006 and 2007 are set forth below.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
	High	$.23	$.30	$.27	$.14
	Low	.17	.19	.10	.05
2006
	High	$.29	$.31	$.28	$.22
	Low	.16	.18	.18	.18

The price information provided above was obtained from MSN.com and is based upon inter-dealer quotes without retail mark-ups, mark-down or commissions and may not necessarily reflect actual sale transactions.

The Company paid no cash dividends in 2007 or 2006 and had approximately 500 shareholders of record as of December 31, 2006, and 470 shareholders of record as of December 31, 2007, not counting the shareholders who hold the Company stock in street name.

The following table sets forth the number of shares of the Company’s common stock reserved for issuance under the Company’s equity compensation plans as of December 31, 2007:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a	)	(b	)	(c	)
Equity compensation plans approved by security holders	370,000		$0.21		0
Equity compensation plans not approved by security holders	—		—		—
Total	370,000		$0.21		0

Shares of Company stock were also used to fund the matching feature of the Employee Stock Savings Plan, which was terminated effective November 16, 2006. See Note 7 to the Company’s Consolidated Financial Statements for information concerning Employee Stock Savings Plan.

No shares of common stock were sold during 2006 or 2007 that were not registered under the Securities Act. All the shares issued under the agreement to purchase Medallion Electric in 2007 were returned to the Company. No shares of common stock were repurchased by the Company or any of its affiliates in 2006 or 2007.

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

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the past seven years, Reliability Incorporated and its subsidiaries (collectively referred to as “Reliability” or the “Company”) has sustained significant negative financial results, including substantial decreases in revenues, net income, backlog, and cash flows from operating activities that are generally attributable to operating losses. Due to the deterioration in its financial position, the Company has undergone significant restructuring to reduce its expenses and improve its liquidity, including: the closure of its Power Sources’ Costa Rica facility, significant downsizing of its domestic and international workforce, the sale of its Power Sources division, the closure of its Services division in Singapore, eliminated all research and development for test equipment, the sale of its Houston headquarters facility, and the closure of its Test Systems business. As a result of these actions, the Company significantly reduced its expenses, and generated some cash. However, based upon its current financial position, and an evaluation of the prospects for continuing to operate its historical business lines, the Company concluded that it should explore some other possibilities.

On April 1, 2007, Reliability completed the merger of its wholly owned subsidiary, Reliability-Medallion, Inc., a Florida corporation, into Medallion Electric Acquisition Corporation and the indirect acquisition, through Medallion Electric Acquisition Corporation, of Medallion Electric, Inc.

Medallion Electric Acquisition Corporation was incorporated under the laws of the State of Florida to facilitate a merger between business entities and was considered to be a development stage company with no operations at March 31, 2007. On June 21, 2007, the Company changed the name of Medallion Electric Acquisition Corporation (“MEAC”) to Reliability Contractors of Florida, Inc. Reliability Contractors of Florida, Inc. is a wholly-owned subsidiary of Reliability.

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

On October 12, 2007, the Company and its subsidiaries Reliability Contractors of Florida, Inc. and Medallion Electric, Inc. entered into a Settlement, Sale of Stock and Release Agreement (“Agreement”) with Mr. Masaracchio, pursuant to which Reliability Contractors sold back to Masaracchio the stock of Medallion effective October 1, 2007. The Company agreed to pay Mr. Masaracchio $325,000 upon the closing of the sale of part of the Company’s North Carolina real estate, which was under a purchase and sale contract, and transfer 100% of the Medallion stock to Masaracchio. Masaracchio agreed to release all the liens against the Company’s assets, cancel all the notes, and release the Company from any and all of its obligations to him. In addition to the $325,000, Reliability transferred to Masaracchio all the Medallion stock which held assets that were valued at approximately $1.7 million on Reliability’s balance sheet and liabilities which were generated in the normal course of business at Medallion valued at approximately $529,000.

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

Net cash used by operating activities for the year ended December 31, 2006 was $1,544,000, compared to $385,000 used by operations during 2007. The principal items contributing to the $385,000 useage of cash in 2006 was the net income of $1,583,000 from the gain on the sale of assets, primarily the sale of the Company’s headquarters facility, which drove the net income for 2006 to $204,000. The principal items contributing to the net cash used by operations in 2007 was a net loss from continuing operations of $616,000.Changes in depreciation & amortization; inventory obsolescence provisions, and changes in operating assets and liabilities including decline in accounts receivable and decreases in prepaid expenses, accounts payable, and accrued liabilities almost offset each other.

In 2006 investing activities provided $4,616,000 as a result of net proceeds of, $3,866,000 on the sale of the Company’s headquarters facility, $300,000 from the sale of the Company’s former Power Sources segment, $242,000 from the sale of excess furniture and equipment, and $208,000 from the sale of investment securities. In 2007 the Acquisition of businesses, specifically Medallion Electric, reduced cash by $787,000.

Financing activities used $2,556,000 in 2006, primarily the result of the Company repaying all borrowing under its former credit agreement upon the sale of its headquarters facility in comparison to only $53,000 used in financing activities in 2007.

The Company was incorporated under the laws of the State of Texas in 1953, but the principal business of the Company, as described in this report, started in 1971, but was closed down in 2007. The Company has two wholly owned subsidiary, Reliability Singapore, Pte Ltd, and Medallion Electric Acquisition Corporation which are not operating. The accompanying financial statements for twelve month period ended December 31, 2007, have been prepared assuming the Company will continue as a going concern. However, upon the completion of the sale of Medallion Electric, the Company has no further operating activities. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

However, based upon its current financial position, and an evaluation of the prospects for continuing to operate, the Company has concluded that it should pursue one, or some combination, of the following courses of action: sell its remaining real estate holdings; invest in another line of business through a purchase or merger; make distributions to its shareholders of the proceeds of asset or business line sale, possibly through a corporate liquidation. There can be no assurances that the Company will be able to successfully complete any of these transactions or be able to maintain sufficient liquidity over a period of time that will allow it to carry out these actions, in which case the Company might be forced to liquidate or seek protection under the Federal bankruptcy statutes, or both.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Available sources of liquidity at December 31, 2007 include cash and cash equivalents of $32,000, and assets held for sale of $225,000. See Note 4 to the Company’s Consolidated Financial Statements for information regarding assets held for sale.

RESULTS OF CONTINUING OPERATIONS

Net Revenues and Gross Profit

Revenues and gross profit for 2006 and 2007 from continuing operations are reported as zero for both years, as all operations were discontinued as of September 30, 2007 and the financial statements show all operations for 2006 and 2007 as discontinued operations. See NOTE 3 of the Notes to the Consolidated Financial Statements.

Marketing, General and Administrative

Marketing, general and administrative (“MG&A”) expenses primarily consist of employee salaries and payroll related costs, insurance, rent, and legal, accounting and other professional services.

MG&A expenses decreased from $1,301,000 in 2006 to $483,000 in 2007. The reductions were primarily the result of a decrease in payroll related costs from $740,000 in 2006 to $384,000 in 2007 as the result of salary cuts and staff reductions. A reduction in rent of $48,000 and a $61,000 decrease in corporate compliance and professional fees further reduced the MG&A.

The reductions were partially offset by an impairment charge of $159,000 related to the North Carolina property which was carried as an Asset held for sale. See Note 4 of the Notes to the Company’s Consolidated Financial Statements.

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

In 2007 the Company recorded a gain of $3,000 on the sale of excess equipment and furnishings.

Interest Expense

Interest expense for 2006, as a result of borrowing under the Company’s former credit agreements, was $170,000. The Company repaid all its credit agreement debt as of June 30, 2006, and paid no interest in 2007.

Loss from discontinued operations

The loss from discontinued operations increased from $382,000 in 2006 to $1,377,000 in 2007. The loss in 2006 was due to the loss on the closing of the Services segment. The $1,377,000 loss in 2007 was primarily due to a loss of $1,150,000 from the purchase and later sale of Medallion Electric, Inc during 2007. See Note 3 to the Company’s Consolidated Financial Statements for information regarding gains and losses from discontinued operations.

Provision for Income Taxes

The Company recorded no provision or benefit for income taxes in 2006 or 2007 due to its substantial cumulative operating losses. See Note 5 to the Company’s Consolidated Financial Statements for information regarding income taxes

OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 7.	Financial Statements.

The financial statements of the Company and the related report of the Company’s independent registered public accounting firm thereon are included in this report and are referenced as pages F-1 to F-16.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer (CEO), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the CEO, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting, known to the chief executive officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.	Other Information

Not applicable.

PART III

Item 9.	Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors of the Company at December 31, 2007 were as follows:

Name	Director since	Age	Other positions and offices presently held with the Company (and other principal occupation, if different)
Larry Edwards	1995	66	Chairman of the Board of Directors, President and Chief Executive Officer
Thomas L. Langford	1980	66	(Group Vice President, Consolidated Contractors International Co. S.A.L.)
Philip Uhrhan	1997	58	(Retired)
C. Lee Cooke, Jr	2004	63	(President, Chief Executive Officer, Habitek International, d/b/a U.S. Medical Systems, Inc.)
David C. Kurland	2007	47	Chief Counsel, Sunco, Inc.

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

Mr. David C. Kurland has been a Director of the Company since April, 2007. Since 2001, Mr. Kurland has served as Chief Counsel with Sunco, Inc. (R&M), a major refining and chemical company, where he is responsible for regulatory and corporate compliance matters. From 1992 to 2001, Mr. Kurland was Chief Counsel at Rohm and Haas. From 1989 to 1992, he practiced law with a mid-size law firm in Philadelphia, Pennsylvania.

Directors serve a one-year term and hold office until their successors are elected by the shareholders, unless they shall sooner resign.

The Company has an Audit Committee comprised of its four independent directors, Messrs. Langford, Uhrhan, Kurland, and Cooke. The Board has determined that the Company has two audit committee financial experts, as defined by the Securities and Exchange Commission, serving on its audit committee. Mr. Uhrhan, Chairman of the committee, and Mr. Langford qualify as financial experts and both are independent, as independence for audit committee members is defined by the Securities and Exchange Commission.

Executive officers of the Company as of December 31, 2007 were as follows:

Name	Age	Officer of Reliability Incorporated Since	Position Currently Held with Reliability Incorporated
Larry Edwards	66	1981	Chairman of the Board of Directors, President and Chief Executive Officer

Mr. Edwards has been President and Chief Executive Officer of the Company since 1993 and became a Director and Chairman of the Board of Directors in 1995. Mr. Edwards has been employed by the Company in various capacities since 1977.

Mr. James Harwell was appointed Executive Vice President and Chief Operating Officer in July 2003. From November 2002 until July 2003 and from August 2006 to November, 2007, he also served as Executive Vice President and Acting Chief Financial Officer. Mr. Harwell was employed by the Company in various capacities since 1979. Mr. Harwell resigned from the Company in November, 2007.

The Company has a code of ethics that applies to all directors, officers and employees, including its principal executive officer and principal financial officer (who is also its principal accounting officer).

The Company intends to post on its website any amendments to, or waivers from its code of ethics promptly following any such amendment or waiver. No amendments or waivers were granted in 2006 or 2007.

Item 10.	Executive Compensation.

Summary compensation table

The following table provides information as to the compensation paid by the Company to its executive officers during fiscal years 2007 and 2006.

	Annual compensation
(a)	(b)	(c)	(f)	(i)	(j)
Name and principal position	Year	Salary	Option Awards	All other Compensation	Total
Larry Edwards	2007	$77,972	$0	$105,952	$183,924
President, Chairman of the Board and Chief Executive Officer	2006	$117,685	$24,000	$2,158	$143,843
James M. Harwell	2007	$95,860	$0	$61,545	$157,405
Executive Vice President and Acting Chief Financial Officer	2006	$103,872	$12,000	$1,598	$117,470

Mr. Harwell resigned from the Company in November, 2007.

The Company has no employment contracts, long-term compensation plans, awards, defined benefit plans, stock appreciation rights or option plans except for the Amended and Restated 1997 Stock Option Plan. The Company has termination of employment or change in control agreements with its executive officers consisting of one weeks base pay for each year of service plus two weeks base pay. The Company paid $105,952 to Mr. Edwards and $61,545 to Mr. Harwell upon stopping to pay all salaries, which is shown in column (i) for 2007.

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

The Company was not profitable during 2006 or 2007; therefore, no bonuses were paid. As a result column (d) is intentionally omitted in the compensation table above.

Under the Company’s Amended and Restated 1997 Stock Option Plan (“Option Plan”), which expired in 2006, stock option grants were available for officers, directors, and key employees. The objective of the Option Plan was to promote the interest of the Company by providing an ownership incentive to officers, directors, and key employees, to reward outstanding performance, and to encourage continued employment. The Board of Directors, which acted as the Plan Administrator, determined to whom options were granted, the type of options, the number of shares covered by such options and the option vesting schedule. All options were issued at market value on the date of the grant and generally had a ten-year contractual term with graded vesting.

The amounts shown in column (f) represent the grant date fair value estimate of options granted during the last two completed fiscal years to the named individuals. See Note 8 to the Company’s Consolidated Financial Statements for information concerning the Stock Options.

The Company sponsored an Employee Stock Savings Plan (the “Plan”), until November 16, 2006, when the Plan was terminated. The Plan allowed all U.S. employees, who had been employed for six months, to contribute up to 100% of defined compensation to the Plan. The Company matched employee contributions at a rate equal to 50% of the employee’s contributions, but limited to 2% of the employee’s defined compensation. In addition, the Company contributed an amount equal to 1% of defined compensation to all plan participants. The Plan also provided for the Company to make additional voluntary profit sharing contributions based on the consolidated profits of the Company. The Company did not make any additional voluntary profit sharing contribution in 2007, 2006 or 2005. See Note 7 to the Company’s Consolidated Financial Statements for information regarding the Employee Stock Savings Plan.

The amounts shown in column (i) for 2006 represent the Company’s matching contributions to the Employee Stock Savings Plan for the benefit of the named individuals. There were no payments in 2007.

Outstanding equity awards

The following table discloses information regarding all option awards, to executive officers, to purchase the Company’s Common Stock as of December 31, 2007.

	Option Awards
Name	Number of Securities Underlying Unexercised Options		Option
(a)	# Exercisable (b)	# Unexercisable (1) (c)	Exercise Price (e)	Expiration Date (f)
Larry Edwards:	200,000		$.21	7/19/2016

James Harwell:	100,000		$.21	7/19/2016

(1)	All issued options are vested and became exercisable on January 20, 2007.

Director Compensation

The following table provides information as to the compensation paid by the Company to each of its non-employee directors during fiscal year 2007.

Name	Fees Earned or Paid in Cash	Option Awards	Total
(a)	(b)	(c)	(h)
Each non-employee director	$9,350	—	$9,350

The amount shown in column (c) represents the grant date fair value estimate of options granted during 2007 to each non-employee director. Since no options were granted in 2007 column (c) is blank. The payment to Mr. Kurland was slightly less since he did not serve as a director the first three months of 2007. See Note 8 to the Company’s Consolidated Financial Statements for information concerning the Stock Options.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal shareholders

Based on information available to the Company each of the following persons or groups beneficially owned 5% or more of the 6,335,965 shares of common stock outstanding as of March 18, 2007.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Minerva Group, L.P.
50 Monument Road, Suite 201, Bala Cynwyd, PA 19004	457,000	7.21%
Gregg Schneider
10445 Wilshire Blvd., #1806, Los Angeles, CA 90024	412,500	6.51%
Jay Gottlieb
27 Misty Brook Lane, New Fairfield, CT 06812	507,220	8.01%

The Company’s Employees Stock Savings Plan (the “Plan”) was terminated effective November 16, 2006. The Plan owned a total of 412,625 shares (6.5% of the 6,335,965 shares of common stock outstanding as of December 31, 2006) of Common Stock. All the shares have been distributed to the owner of the shares or his designated plan as of March 25, 2008. No Plan participant owned 5% or more of the Company’s shares through the Plan. See Note 7 to the Company’s Consolidated Financial Statements for information concerning the Employee Stock Savings Plan.

Security ownership of management

As of December 31, 2007, the amount of common stock owned by the directors of the Company, each executive officer named in the compensation table and all directors and officers as a group is shown in the table below. The business address of each named person is P.O. Box 218670, Houston, Texas 77218.

Name of individual or group	Amount and Nature of Beneficial Ownership (1), (2)	Percent of Class (3)
Larry Edwards	422,785	6.21%
C. Lee Cooke, Jr	15,000.22
Thomas L. Langford	35,000.52
Philip Uhrhan	20,000.29
James M. Harwell	175,828	2.58

All executive officers and directors as a group	668,613	9.82%

(1)	Each person has the sole power to vote and sell the shares shown in this column except that Mr. Edwards has shared power with his spouse to vote and sell 61,200 of the shares reported above.

(2)	Includes the following number of stock options: Mr. Edwards, 200,000; Mr. Cooke, 15,000 shares; Mr. Langford 15,000 shares; Mr. Uhrhan, 15,000 shares; Mr. Harwell 100,000 shares; all directors and executive officers as a group 345,000 shares.

(3)	The percent stated in this column is based on the total beneficial ownership of the individual or group as a percent of the 6,335,965 shares of Common Stock outstanding as of December 31, 2007, plus the 470,000 shares acquirable under stock options on, or within 60 days of, December 31, 2007.

On April 1, 2007, the Company consummated a merger of its wholly owned subsidiary, Reliability-Medallion, Inc., a Florida corporation, into Medallion Electric Acquisition Corporation, a Florida corporation, and the indirect acquisition, through Medallion Electric Acquisition Corporation, of Medallion Electric, Inc., a Florida corporation. As part on the transaction, the Company issued 2,850,000 unregistered restricted shares of its common stock to the shareholders of Medallion Electric Acquisition Corporation as consideration for the Merger and 150,000 unregistered restricted shares of its common stock in connection with Medallion Electric Acquisition Corporation’s acquisition of Medallion Electric. Under the Agreement of Merger and Plan of Reorganization, the Company was required to raise capital of a minimum of $2 million in one or more private placements of common stock to select accredited investors by June 15, 2007. Since the minimum of $2,000,000 was not raised in such private placements by June 15, 2007, the 3,000,000 shares issued in connection with the merger and acquisition were forfeited and returned to the treasury.

Item 12.	Certain Relationships and Related Transactions.

Not applicable.

Item 13.	Exhibits

a) The following financial statements are filed as part of this report:

1.	Consolidated Financial Statements: Listed in the Index to Financial Statements provided in response to Item 7 hereof (see p. F-1 for Index)

2.	Financial Statement Schedule. Financial Statement schedules are omitted because they are inapplicable or the required information is shown in the financial statements or noted therein.

b) The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation (with amendment). Reference is made to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

3.2	Restated Bylaws. Reference is made to Exhibit 3.2 to the Company’s Annual Report on Form10-K for the year ended December 31, 2003.

3.3	Amended Bylaws. Reference is made to Exhibit 3.01 of the Company’s Form 8-K, filed on April 6, 2007.

10.1	Agreement of Merger and Plan of Reorganization. Reference is made to Exhibit 2.01 to the Company’s Form 8-K filed on April 6, 2007.

10.2	Stock Purchase Agreement. Reference is made to Exhibit 2.02 to the Company’s Form 8-K filed on April 6, 2007.

21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.

32	Certifications Pursuant to Rule 13a-14(b)/15d-14(b) and Section 1350, Chapter 63, Title 18 of the United States Code

Item 14.	Principal Accountant’s Fees and Services

Fees Paid to Principal Accounting Firm

Aggregate fees of Reliability to Fitts, Roberts & Co., P.C. for fiscal year 2007 and 2006 are listed below:

Fee category	2007	2006
Audit fees	$59,925	$46,600
Audit-related fees	—	—
Tax fees	12,400	9,400
All other fees	6 ,975	—

Total fees	$79,300	$56,000

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

DATE: March 31, 2008

RELIABILITY INCORPORATED
(Registrant)

BY	/s/ LARRY EDWARDS
Larry Edwards, Chairman of the Board of Directors, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE: March 31, 2008

BY	/s/ LARRY EDWARDS
Larry Edwards, Chairman of the Board of Directors, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ LARRY EDWARDS	DATE:	March 31, 2008
Larry Edwards, Director

/s/ THOMAS L. LANGFORD	DATE:	March 31, 2008
Thomas L. Langford, Director

/s/ PHILIP UHRHAN	DATE:	March 31, 2008
Philip Uhrhan, Director

/s/ C. LEE COOKE JR.	DATE:	March 31, 2008
C. Lee Cooke, Jr., Director

/s/ David Kurland	DATE:	March 31, 2008
David Kurland, Director

RELIABILITY INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Reliability Incorporated

We have audited the accompanying consolidated balance sheet of Reliability Incorporated as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliability Incorporated at December 31, 2007, and the consolidated results of its operations, changes in stockholders’ equity and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

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

We were not engaged to examine management’s assertion about the effectiveness of Reliability Incorporated’s internal control over financial reporting as of December 31, 2007, included as Item 8A in the accompanying 10KSB, and accordingly, we do not express an opinion thereon.

/s/ Fitts, Roberts & Co., P.C.

Houston, Texas
March 31, 2008

RELIABILITY INCORPORATED

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$32
Prepaid expenses	33
Assets of discontinued operations	106

Total current assets	171

Other assets:
Assets held for sale	225

$396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$42
Accrued liabilities of discontinued operations	120

Total current liabilities	162

Stockholders’ equity:
Common stock, without par value; 20,000,000 shares authorized; 6,690,265 shares issued	9,767
Accumulated deficit	(8,439)
Less treasury stock at cost, 354,300 shares	(1,094)

Total stockholders’ equity	234

$396

See accompanying notes.

RELIABILITY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2007	2006
Revenue	$—	$—
Costs and expenses:
Cost of goods sold	—	—
General and administrative	483	1,301
Impairment on real estate held for sale	159	—

Total costs and expenses	642	1,301
(Gain) on sale of assets	(3)	(1,583)

Operating income (loss) from continuing operations	(639)	282
Other income (expense):
Interest (expense)	—	(170)
Interest income	19	53
Other income	4	39

Total other income (expense)	23	(78)

Income (loss) from continuing operations, before income taxes	(616)	204
Provision for income taxes	—	—

Income (loss) from continuing operations	(616)	204
(Loss) from discontinued operations, net of income taxes	(1,377)	(382)

Net (loss)	$(1,993)	$(178)

Basic and diluted earning income (loss) per share:
Continuing operations	$(.10)	$.03
Discontinued operations	(.21)	(.06)

Net income (loss)	$(.31)	$(.03)

Weighted average shares:
Basic	6,336	6,336

Diluted	6,336	6,336

See accompanying notes.

RELIABILITY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(1,993)	$(178)
Income (loss) from discontinued operations	(1,377)	(382)

Income (loss) from continuing operations	(616)	204
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation and amortization	2	4
Stock option expense	—	46
Impairment loss on real estate	159	—
(Gain) on sale of assets	(3)	(1583)
Provision for inventory obsolescence	—	(9)
Changes in operating assets and liabilities:
Accounts receivable	(2)	215
Prepaid expenses	3	114
Inventories	—	17
Accounts payable and accrued liabilities	(104)	(287)

Total adjustments	55	(1,483)
Net cash (used) by continuing operations	(561)	(1,279)
Net cash (used) by discontinued operations	(176)	(263)

Net cash (used) by operating activities	(385)	(1,544)
Cash flows from investing activities:
Capital expenditures	(1)	—
Proceeds from sale of investment securities	—	208
Proceeds from sale of assets	—	4,108
Proceeds from sale of discontinued operation	—	300
Acquisition of business (net of cash acquired)	(787)	—

Net cash (used) by investing activities	(788)	4,616

Cash flows from financing activities:
Increase in short-term debt	—	330
Repayments of short-term debt	(53)	(2,886)

Net cash (used) provided by financing activities	(53)	(2,556)

Net increase (decrease) in cash	(1,226)	516
Cash and cash equivalents:
Beginning of period	1,258	742

End of period	$32	$1,258

Supplemental cash flow information:
Interest paid	—	$170
Owner financing of acquisition costs	$2,635

RELIABILITY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND ACCUMULATED OTHER COPREHENSIVE INCOME

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock (At Cost)		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Amount
	Shares	Amount		Shares	Amount
Balance at December 31, 2005	6,690	$9,449	$272	(354)	$(1,094)	$(6,268)	$58	$2,417

Comprehensive (loss):
Net (loss)						(178)		(178)
Issuance of options to purchase common stock under employee plans			46					46
Unrealized net gain on marketable equity securities							(58)	(58)

Balance at December 31, 2006	6,690	$9,449	$318	(354)	$(1,094)	$(6,446)	$—	$2,227

Net (loss)						(1,993)		(1,993)

Balance at December 31,2007	6,690	$9,449	$318	(354)	$(1,094)	$(8,439)	$—	$234

See accompanying notes.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

1. DISCONTINUANCE OF ALL OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Discontinuance of all Operations and Liquidity

During the past seven years, Reliability Incorporated and its subsidiaries (collectively referred to as “Reliability” or the “Company”) has sustained significant negative financial results, including substantial decreases in revenues, net income, backlog, and cash flows from operating activities that are generally attributable to operating losses. Due to the deterioration in its financial position, the Company has undergone significant restructuring to reduce its expenses and improve its liquidity, including: the closure of its Power Sources’ Costa Rica facility, significant downsizing of its domestic and international workforce, the sale of its Power Sources division, the closure of its Services division in Singapore, eliminated all research and development for test equipment, and the sale of its Houston headquarters facility. As a result of these actions, the Company significantly reduced its expenses. However, based upon its current financial position, and an evaluation of the prospects for continuing to operate its historical business lines, the Company concluded that it should explore other possibilities.

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

All of the funds used for the initial acquisition payment and the Company‘s transaction costs related to the merger and acquisition were paid out of the Company‘s cash on hand. The Company funded $750,000 to finance the acquisition. $100,000 of such funds was made available to Medallion Electric as working capital; $150,000 was used by MEAC to pay its transaction related expenses. The remaining $500,000 was used to make the initial payment to the sole shareholder of Medallion Electric for 100% of the stock of Medallion Electric. The remainder of the purchase price consisted of two notes- one for $500,000 due in six months and one for $1.4 million due in six months. The Company secured the $500,000 note with the pledge of its real property in North Carolina; the $1.4 million note was secured with the assets of Medallion Electric.

The Company planned to pay the notes from the Company‘s working capital, funds generated by Electrical Contracting Services, additional debt and/or equity financing, and the sale of a part of its real estate located in North Carolina. However, in early September, 2007 it became apparent, the Company was not generating enough funds and had not been successful in raising debt or equity funds to meet all of the obligations which would be due on October 1, 2007. Therefore, the Reliability Board of Directors passed a resolution on September 25, 2007 that instructed management to enter into an agreement to sell Medallion Electric, Inc. back to the previous owner.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

On October 12, 2007, the Company and its subsidiaries Reliability Contractors of Florida, Inc. and Medallion Electric, Inc. entered into a Settlement, Sale of Stock and Release Agreement (“Agreement”) with Mr. Ronald Masaracchio, the previous owner, pursuant to which Reliability Contractors sold back the stock of Medallion effective October 1, 2007. The Company agreed to pay $325,000 upon the closing of the sale of part of the Company‘s North Carolina real estate, which was under a purchase and sale contract, and transfer 100% of the Medallion stock to the previous owner, who agreed to release all the liens against the Company‘s assets, cancel all the notes, and release the Company from any and all of its obligations to him. In addition to the $325,000, Reliability transferred all the stock of Medallion which held assets that were valued at approximately $1.7 million on Reliability’s balance sheet and liabilities which were generated in the normal course of business at Medallion valued at approximately $529,000.

Upon the closing of the sale of a portion of Reliability’s North Carolina real estate on October 26, 2007, the previous owner received the $325,000, and the sale of Medallion Electric, the release of the liens, and cancellation of all the obligations was consummated. At the time of the sale, the previous owner held two notes totaling $1.9 million, which were due October 1, 2007, and an earnout agreement which called for a minimum payment of $750,000 over three years. The notes were secured by the assets of Medallion and the North Carolina property owned by Reliability. The sale of Medallion back to previous owner included a release of all liability on the notes and the earnout agreement, assumption of all Medallion ordinary course of business debts and obligations, mutual releases between Reliability and previous owner, including a release of the security for the notes. The net proceeds from the sale of a part of the North Carolina real estate to Reliability, after the $325,000 payment and all other expenses of the sale, were $292,000. The Company retained the ownership of 10 acres of land in North Carolina.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, upon the completion of the sale of Medallion Electric, the Company has no further operating activities. The Company has concluded that it should pursue one, or some combination, of the following courses of action: sell its remaining real estate holdings; invest in another line of business through a purchase or merger; make distributions to its shareholders from the proceeds of some of the assets, possibly through a dividend or corporate liquidation. There can be no assurances that the Company will be able to successfully complete any of these transactions or be able to maintain sufficient liquidity over a period of time that will allow it to carry out these actions, in which case the Company might be forced to liquidate or seek protection under the Federal bankruptcy statutes, or both.

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

The Company‘s business segments, Power Sources, Services, Testing Products, and Electrical Contracting Services are reported as discontinued operations in the accompanying Balance Sheet and Statement of Operations for each period presented. Certain income and expenses on the consolidated statement of operations and statement of cash flows for the periods ended December 31, 2006, related to these discontinued operations, have been reclassified to be consistent with the classifications adopted for the periods ended December 31, 2007. These reclassifications had no effect on net income.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires the analysis of misstatements using both a balance sheet and income statement approach and contains guidance on correcting errors under the dual approach, as well as providing transition guidance for correcting errors existing in prior years. SAB No. 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company‘s results of operations or financial position.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 is an interpretation of SFAS No. 109 and was adopted by the Company effective January 1, 2007. FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that the Company has taken or expects to take in the Company‘s tax returns. FIN No. 48 did not have a significant impact on the Company‘s financial statements.

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

The Company funded $750,000 to MEAC after the Merger. $100,000 of such funds was made available to Medallion Electric as working capital; $150,000 was used by MEAC to pay its transaction related expenses. MEAC used the remaining $500,000 to make the initial payment to the shareholder of Medallion Electric for his stock of Medallion Electric and delivered two notes for the remainder of the purchase price—one for $500,000 due in six months and one for $1,414,795 due in six months. The Company secured the $500,000 note with the pledge of its real property in North Carolina; the $1,414,795 note is secured with the assets of Medallion Electric.

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

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The excess of the cost over the fair value of acquired net assets resulted in goodwill, as follows (in thousands):

Purchase price	$3,494
Less net assets acquired	(1,302)

Goodwill	$2,192

Disposition

The Company passed a resolution on September 25, 2007 to sell Medallion Electric back to its previous owners and the operation was sold effective October 1, 2007, as discussed in Note 1. Medallion Electric is included as a discontinued operations as disclosed in Note 3.

3. DISCONTINUED OPERATIONS

On March 14, 2006, the Company sold its Power Sources Division to Reliability Power, Inc., an unaffiliated third party. Proceeds from the sale were $300,000. A gain of $108,000 was realized and is included in income from discontinued operations.

On April 18, 2006, the Company announced plans to close down its Services division located in Singapore. During the wind down of operations, the division has maintained a small number of employees to complete unfinished jobs, provide limited services for its customers while they seek alternative service providers, prepare equipment for sale and vacate the division’s leased facility. The liquidation of the Company‘s former Services division was substantially complete as of June 30, 2007.

In April of 2007, following the acquisition of Medallion Electric, the Company concluded that it should abandon its Testing Products business in favor of concentrating all available resources on its newly acquired business line, Electrical Contracting Services.

On September 25, 2007, the Company‘s Board of Directors passed a resolution to sell Medallion Electric to the previous owner. Therefore, the Electrical Contracting Services (Medallion Electric) is included as a discontinued operation.

The loss from the discontinued Electrical Contracting Services includes the loss on the disposition of the Electrical Contracting Service (Sale of Medallion Electric) as follows:

Electrical Contracting Services: (in thousands)
Assets sold	$(3,882)
Liabilities extinguished	3,168
Costs of sale of business	(325)

Loss on Disposition	$(1,039)

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The loss from the operations of the Electrical Contracting Services is included in the table below.

Results of operations for the Company‘s former Power Sources, Services, Testing Products, and Electrical Contracting Services segments are reported as discontinued operations in the accompanying Statement of Operations for each period presented. Net sales and the loss from discontinued operations are as follows (in thousands):

	2007	2006
Revenues:
Power Sources	—	131
Services	36	520
Testing Products	6	230
Electrical Contracting Services	1,956	—

	$1,998	$881

Income (loss) from discontinued operations:
Power Sources	—	59
Services	(131)	(650)
Testing Products	4	35
Electrical Contracting Services	(1,250)	—

	$(1,377)	$(556)

The assets and liabilities of the Company‘s former Services segment are reported as assets of discontinued operations and accrued liabilities of discontinued operations in the accompanying Consolidated Balance Sheet for each period presented. There are no remaining assets or liabilities of the Company‘s former Power Sources or Testing Products segment. The assets and accrued liabilities from discontinued operations of the Company‘s former Services segment are as follows (in thousands):

December 31, 2007
Assets:
Cash	$91
Accounts receivable	15

$106

Accrued liabilities:
Accrued payroll and termination benefits	$113
Other accrued liabilities	7

$120

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

4. ASSETS HELD FOR SALE AND IMPAIRMENT LOSS

Assets held for sale consist of the following (in thousands):

Land 10 Acres – North Carolina- Assets held for sale Long Term Portion	$225

The Company shut down a Services facility in North Carolina in April 1998. On October 26, 2007, seven and one half acres of the land and a building previously occupied by the Services operation were sold for $675,000 cash. The Company still retains 10 acres of land adjacent to the property that was sold. The previous owner of Medallion Electric held a lien on the property in the form of a note. $325,000 of the proceeds were paid and the lien has been released. The value of the land is presented as assets held for sale in the accompanying consolidated balance sheet. An impairment loss of $159,000 was recorded in the third quarter of 2007 to reduce the carrying value of the real estate held for sale. The property has been actively marketed since 1998, although no assurances can be given the remaining acreage will be sold during 2008.

5. INCOME TAXES

The components of income (loss) before income taxes from continuing operations are as follows (in thousands):

	2007	2006
	(In thousands)
Income (loss) from continuing operations	$(616)	$204

The components of income tax expense (benefit) consists of the following (in thousands):

	2007	2006
Federal income taxes:
Current	$—	$—
Deferred	—	—
State income taxes:
Current	—	—
Deferred	—	—
Foreign income taxes:
Current	—	—
Deferred	—	—

	$—	$—

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The Company’s effective tax rate differs from the U. S. federal statutory rate of 34% as follows:

	2007	2006
	(In thousands)
Income tax expense (benefit) at the U. S. federal statutory rate	$(209)	$69
Change in valuation allowance	209	(71)
Other	—	2

	$—	$—

The significant components of the Company’s net deferred tax assets (liabilities) at December 31, 2007 were as follows (in thousands):

2007
Deferred tax assets:
Impairment reserves	$54

Net operating loss carryover	5,308
Capital loss carryover	199

Total deferred tax assets	5,561
Valuation allowance	5,561

Net deferred tax assets	$0

The Company has established valuation allowances related to certain tax benefits where management believes that the available evidence indicates that it is more likely than not that the Company will not realize the tax benefit. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

At December 31, 2007, the Company had U.S. net operating loss carryforwards of $15.3 million that will expire commencing in 2023 through 2027. These carryforwards may be subject to certain limitations on annual utilization in the event of a change in ownership, as defined by tax law.

The Company made no cash payments for income taxes in 2007 or 2006.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

6. ACCRUED LIABILITES

Accrued liabilities as of December 31, 2007 consists of the following (in thousands):

Property taxes	$5
Professional fees	16
Insurance	19
Other	2

$42

7. EMPLOYEE STOCK SAVINGS PLAN

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

The Plan allowed eligible United States employees to contribute up to 100% of defined compensation to the Plan and to elect to have contributions not be subject to Federal income taxes under Section 401(k) of the Internal Revenue Code. The Company matched employee contributions to the Plan at a rate equal to 50% of the employee’s contribution, but the Company’s matching contribution was limited to 2% of the employee’s defined compensation. The Company also made a voluntary contribution of an amount equal to 1% of the defined compensation of all participants. The Company also contributed a profit sharing amount based on the consolidated profits of the Company. The maximum profit sharing contribution was 5% of compensation. The Company’s contributions for matching and voluntary contributions (there were no profit sharing contributions in 2007 or 2006) were $0 in 2007 and $7,500 in 2006.

The Company registered and reserved 500,000 shares in 1992, and registered and reserved 500,000 additional shares in 2001, of common stock for sale to the Plan. The registration statements cover shares purchased both in the open market and from the Company. The Plan did not purchase any shares from the Company during the two-year period ending in 2007. At December 31, 2006, 354,300 reserved shares remain unissued under the 2001 registration statement. There are no plans to issue the reserved shares as the plan has been terminated.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

8. STOCK OPTION PLAN

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires that the compensation cost relating to stock-based payments, including grants of employee stock options, be recognized in financial statements. The Company recognizes the fair value of stock-based compensation awards as compensation expense in its statement of operations on a straight line basis, over the vesting period, for awards granted after January 1, 2006 and for unvested awards outstanding as of December 31, 2005.

The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on a number of factors, including historical volatility of the Company‘s stock. The Company uses the “shortcut” method described in SAB Topic 14D.2 for determining the expected life used in the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. As the Company has not declared dividends since it became a public entity, no dividend yield is used in the calculation.

Under the Company‘s Amended and Restated 1997 Stock Option Plan (the “Plan”), no further option grants are allowed after February 26, 2007, but options theretofore granted shall remain in effect until satisfied or terminated pursuant to the Plan. No options were granted under the Plan during the year ended December 31, 2007.

At December 31, 2006, all options were fully vested., During 2007 no new options were granted, thus, no further stock option expense will be recorded related to the Plan. All outstanding options were out-of-the money as of December 31, 2007, resulting in an aggregate intrinsic value of nil. The weighted-average remaining contractual term, as of December 31, 2007, was 8.80 years for outstanding and exercisable options. The following table summarizes option activity for the year ended December 31, 2007:

	Number of Options	Weighted Average Price
Balance as of December 31, 2006	951,851	$1.67
Expired or canceled	(581,851)	2.60
Exercised	—	—
Granted	—	—

Balance as of December 31, 2007	370,000	$.21

Exercisable as of December 31, 2007	370,000	$.21

In addition to the options outstanding under the Company‘s Stock Option Plan, 100,000 options issued in connection with a business combination were outstanding and exercisable at December 31, 2007. These options are exercisable at $1.50 per share and expire in July 2009.

RELIABILITY INCORPORATED

INDEX TO EXHIBITS

Exhibit Number	Description
21	List of Subsidiaries.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certifications Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32	Certifications Pursuant to Rule 13a-14(b)/15d-14(b) and Section 1350, Chapter 63,Title 18 of the United States Code