Form 10QSB
period 2008-03-31
RELIABILITY INC
filed 2008-05-14
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    YES  ☒    NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,335,965 shares of Common Stock, no par value as of May 1, 2008.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

RELIABILITY INCORPORATED

FORM 10-QSB

TABLE OF CONTENTS

March 31, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED BALANCE SHEET (In thousands)

March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$14
Prepaid expenses	18
Assets of discontinued operations	104

Total current assets	136
Asset held for sale	225

$361

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued liabilities	$20
Note payable- insurance	12
Accrued liabilities of discontinued operations	120

Total current liabilities	152

Stockholders’ equity:
Common stock, without par value; 20,000,000 shares authorized; 6,690,265 issued	9,767
Accumulated deficit	(8,464)
Less treasury stock at cost, 354,300 shares	(1,094)

Total stockholders’ equity	209

$361

See accompanying notes.

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months 2008	Ended March 31, 2007
General and administrative	$24	$221

Total cost and expenses	24	221

Operating (loss) from continuing operations	(24)	(221)
Other income (expense):
Interest income	—	16
Other income	—	1

Total other income (expense)	—	17

(Loss) from continuing operations, before income taxes	(24)	(204)
Provision for income taxes	—	—

(Loss) from continuing operations	(24)	(204)
(Loss) from discontinued operations, net of income tax provisions of nil	(2)	(70)

Net (loss)	$(26)	$(274)

Basic and diluted (loss) per share:
Continuing operations	$(.00)	$(.03)
Discontinued operations	(.00)	(.01)

Net (loss)	$(.00)	$(.04)

Weighted average shares:
Basic	6,336	6,336

Diluted	6,336	6,336

See accompanying notes.

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months 2008	Ended March 31, 2007
Cash flows from operating activities:
Net loss	$(26)	$(274)
Loss from discontinued operations	(2)	(70)

Loss from continuing operations	(24)	(204)

Changes in operating assets and liabilities:
Accounts receivable	4	2
Prepaid expenses	13	10
Accounts payable	—	—
Accrued liabilities	(2)	114

Total adjustments	15	126

Net cash (used) by continuing operations	(9)	(78)
Net cash (used) provided by discontinued operations	(2)	(20)

Net cash (used) by operating activities	(11)	(98)
Cash flows from investing activities:
Deferred acquisition cost	—	(121)

Net cash (used) provided by investing activities	—	(121)
Cash flows from financing activities:
Repayments on notes payable	(7)	—

Net cash (used) by financing activities	(7)	—

Net (decrease) increase in cash	(18)	(219)
Cash and cash equivalents:
Beginning of period	32	1,258
End of period	$14	$1,039

See accompanying notes.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

1. DISCONTINUANCE OF ALL OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Discontinuance of all Operations and Liquidity

The Company has sustained significant negative financial results, including substantial decreases in revenues, net income, and cash flows from operating activities. The deterioration in the Company’s financial condition and liquidity are generally attributable to operating losses sustained in each of the last seven years.

Due to the deterioration in its financial position, the Company undertook significant steps to reduce its expenses and improve the Company’s liquidity, including the sale and discontinuance of all operations. Based upon its current financial position, the Company concluded that it should pursue the following course of action: sell its remaining real estate holding and invest in another line of business through a purchase or merger.

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

On October 12, 2007, the Company and its subsidiaries Reliability Contractors of Florida, Inc. and Medallion Electric, Inc. entered into a Settlement, Sale of Stock and Release Agreement (“Agreement”) with Mr. Ronald Masaracchio, the previous owner, pursuant to which Reliability Contractors sold back the stock of Medallion effective October 1, 2007. The Company agreed to pay $325,000 upon the closing of the sale of part of the Company’s North Carolina real estate, which was under a purchase and sale contract, and transfer 100% of the Medallion stock to the previous owner, who agreed to release all the liens against the Company’s assets, cancel all the notes, and release the Company from any and all of its

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

obligations to him. In addition to the $325,000, Reliability transferred all the stock of Medallion which held assets that were valued at approximately $1.7 million on Reliability’s balance sheet and liabilities which were generated in the normal course of business at Medallion valued at approximately $529,000.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, upon the completion of the sale of Medallion Electric, the Company has no further operating activities. There can be no assurances that the Company will be able to successfully complete a merger or acquisition or be able to maintain sufficient liquidity to continue to seek a merger or acquisition, in which case the Company might be forced to liquidate or seek protection under the Federal bankruptcy statutes, or both.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Item 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated financial statements include the financial transactions and accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

Certain expenses on the consolidated statement of operations for the three months ended March 31, 2007, related primarily to discontinued operations, have been reclassified to be consistent with the classifications adapted for the three months ended March 31, 2008. These reclassifications had no effect on net income.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

Property, Plant and Equipment

The Company has approximately 10 acres of land held for sale and is reflected at cost net of an allowance for impairment. See Note 4.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

2. INCOME TAXES

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

At December 31, 2007, the Company had U.S. net operating loss carryforwards of $15.3 million that will expire commencing in 2023 through 2027. These carryforwards may be subject to certain limitations on annual utilization in the event of a change in ownership, as defined by tax law. See Note 5 in the Company’s 10-KSB dated December 31, 2007.

3. ACCRUED LIABILITES

Accrued liabilities as of March 31, 2008 consists of the following (in thousands):

March 31, 2008
Property taxes	$1
Professional fees	17
Payroll related	—
Telephone	1
Other	1

$20

4. ASSETS HELD FOR SALE AND IMPAIRMENT LOSS

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

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

5. STOCK OPTION PLAN

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

The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on a number of factors, including historical volatility of the Company’s stock. The Company uses the “shortcut” method described in SAB Topic 14D.2 for determining the expected life used in the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. As the Company has not declared dividends since it became a public entity, no dividend yield is used in the calculation. No options were granted during the three months ended March 31, 2008.

At March 31, 2008, there were no unvested option grants, thus no further stock option expense will be recorded until such time that additional grants are made. The weighted-average remaining contractual term, as of March 31, 2008, was 8.6 years for outstanding and exercisable options. The following table summarizes option activity for the three months ended March 31, 2008:

	Number of Options	Weighted Average Price
Balance as of December 31, 2007	370,000	$.21
Expired or canceled	—	—
Exercised	—	—
Granted	—	—

Balance as of March 31, 2008	370,000	$.21

In addition to the options outstanding under The Company’s Stock Option Plan, 100,000 options were issued in connection with a business combination were and were outstanding and exercisable at December 31, 2007. These options were canceled as of January, 2008.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

6. DISCONTINUED OPERATIONS

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

In April of 2007 , following the acquisition of Medallion Electric, the Company concluded that it should abandon its Testing Products business in favor of concentrating all available resources on its newly acquired business line, Electrical Contracting Services.

On September 25, 2007, the Company’s Board of Directors passed a resolution to sell Medallion Electric to the previous owner. Therefore, all operations, including Electrical Contracting Services (Medallion Electric, Inc.) will be included as a discontinued operation.

Results for all operations for the Company’s former Power Sources, Services, Testing Products, and Electrical Contracting Services are reported as discontinued operations in the accompanying Statement of Operations for each period presented. Net sales and the loss from discontinued operations are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenues:
Power Sources	$—	$—
Services		36
Testing Products	—	6
Electrical Contracting Services	—	—

	$—	$42

Income (loss) from discontinued operations:
Power Sources	—	—
Services	(2)	(74)
Testing Products	—	4
Electrical Contracting Services	—	—

	$(2)	$(70)

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

Ended March 31, 2008
Assets:
Cash	$92
Accounts receivable	12

$104

Accrued liabilities:
Accrued payroll and termination benefits	$113
Other accrued liabilities	7

$120

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS

March 31, 2008

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

CRITICAL ACCOUNTING POLICIES AND COMMENTS RELATED TO OPERATIONS

The Company has defined a critical accounting policy as one that is both important to the portrayal of the Company’s financial condition and results of operations and requires the management of the Company to make difficult, subjective or complex judgments. Estimates and assumptions about future events and their effects cannot be perceived with certainty. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. There have been no material changes or developments in the Company’s evaluation of the accounting estimates and the underlying assumptions or methodologies that it believes to be Critical Accounting Policies and Estimates as disclosed in its Form 10-KSB for the year ended December 31, 2007.

Management’s Discussion included in the Form 10-KSB for the year ended December 31, 2007 includes discussion of various factors related to the decline in the Company’s revenues and items related to the Company’s results of operations, liquidity, merger and acquisition. There have been no other significant changes in most of the factors discussed in the Form 10-KSB and many of the items discussed in the Form 10-KSB are relevant to 2008 operations; thus the reader of this report should read Management’s Discussion included in Form 10-KSB for the year ended December 31, 2007 and Form 8-K filed on April 6, 2007.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS

March 31, 2008

LIQUIDITY AND CAPITAL RESOURCES

Due to the deterioration in its financial position, the Company undertook significant steps to reduce its expenses and improve the Company’s liquidity, including the sale and discontinuance of all operations. Based upon its current financial position, the Company concluded that it should pursue the following course of action: sell its remaining real estate holding and invest in another line of business through a purchase or merger.

On April 1, 2007, the Company consummated a merger of its wholly owned subsidiary, Reliability-Medallion, Inc., a Florida corporation, into Medallion Electric Acquisition Corporation, a Florida corporation (“MEAC”), and the indirect acquisition, through MEAC, of Medallion Electric, Inc., a Florida corporation (“Medallion Electric”). All of the funds used for the initial payment to Medallion Electric were paid out of the Company’s cash on hand. Additional payments were to come from the Company’s working capital, funds generated by the private placements, and funds generated by Medallion Electric’s operations. However, the Company was not successful in raising funds or increasing its liquidity from Medallion’s operation over a period of time that would allow it to continue to service the related acquisition commitments.

The Company passed a resolution on September 25, 2007 to sell Medallion Electric back to its previous owners and the operation was sold effective October 1, 2007. See the Company’s Form 10-KSB Note 1 filed for the year ended December 31, 2007, and Note 1 of this document for more information. The Company is now reporting all the operations as discontinued operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, upon the completion of the sale of Medallion Electric, the Company has no further operating activities. There can be no assurances that the Company will be able to successfully complete a merger or acquisition or be able to maintain sufficient liquidity to continue to seek a merger or acquisition, in which case the Company might be forced to liquidate or seek protection under the Federal bankruptcy statutes, or both.

Net cash used by operating activities during the three months ended March 31, 2008 was $11,000 compared to $98,000 used by operations in the comparable period of 2007. The principal items contributing to the difference was a lower loss from continuing operations of $204,000 in 2007 as compared to $24,000 in 2008.

Cash flow from investing activities also consumed $121,000 in 2007 compared to zero in the same three months of 2008 ending on March 31. The $121,000 relates to the deferred acquisition cost from the Company’s April 1, 2007 merger and acquisition.

The Company consumed $7,000 in financing activities, during the three months ended March 31, 2008, as compared to zero during the same period of 2007.

RESULTS OF OPERATIONS

Three months ended March 31, 2008 compared to three months ended March 31, 2007.

Revenues and Gross Profit.

Revenues and gross profit for the three months ended March 31, 2008, and March 31, 2007 were both reported as zero, since all operations are reported as discontinued operations.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS

March 31, 2008

General and Administrative

Marketing, general and administrative expenses decreased from $221,000 for the three months ended March 31, 2007 to $24,000 for the first quarter of 2008. The expense reductions were primarily the result of a $168,000 decrease in payroll and payroll related cost due to staff reductions and pay decreases, a $2,000 decrease in corporate compliance and professional fees, and a $9,000 reduction in rent and utility expenses.

Interest and Other Income

Interest and other income was $17,000 for the three months ended March 31, 2007 compared with zero for the same period of 2008. The Company generated approximately $16,000 in interest in the three months ended in 2007 from its cash investments vs zero in the same period of 2008.

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

March 31, 2008

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

March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED (Registrant)

May 14, 2008	/s/ Larry Edwards
Larry Edwards President and Chief Executive Officer