Form 10-Q
period 2008-06-30
RELIABILITY INC
filed 2008-08-13
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 0-7092

RELIABILITY INCORPORATED

(Name of small business issuer in its charter)

TEXAS	75-0868913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Post Office Box 218690 Houston, Texas	77218-8690
(Address of principal executive offices)	(Zip Code)

(281) 492-0550

(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,335,965 shares of Common Stock, no par value as of June 1, 2008.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

RELIABILITY INCORPORATED

FORM 10-Q

June 30, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED BALANCE SHEET (In thousands)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1	$32
Prepaid expenses	—	33
Assets of discontinued operations	104	106

Total current assets	105	171
Asset held for sale	100	225

	$205	$396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$29	$42
Accrued liabilities of discontinued operations	128	120

Total current liabilities	157	162

Stockholders’ equity:
Common stock, without par value; 20,000,000 shares authorized; 6,690,265 issued	9,767	9,767
Accumulated deficit	(8,625)	(8,439)
Less treasury stock at cost, 354,300 shares	(1,094)	(1,094)

Total stockholders’ equity	48	234

	$205	$396

See accompanying notes.

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
General and administrative	$50	$389
Impairment on real estate held for sale	126	—

Total cost and expenses	176	389

Operating (loss) from continuing operations	(176)	(389)
Other income (expense):
Interest income	—	20
Other income	—	1

Total other income (expense)	—	21

(Loss) from continuing operations, before income taxes	(176)	(368)
Provision for income taxes	—	—

(Loss) from continuing operations	(176)	(368)
(Loss) from discontinued operations, net of income tax provisions of nil	(10)	(54)

Net (loss)	$(186)	$(422)

Basic and diluted (loss) per share:
Continuing operations	$(.03)	$(.06)
Discontinued operations	.00	(.01)

Net (loss)	$(.03)	$(.07)

Weighted average shares:
Basic	6,336	6,336

Diluted	6,336	6,336

See accompanying notes.

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
General and administrative	$24	$168
Impairment on real estate held for sale	126	—

Total cost and expenses	150	168

Operating (loss) from continuing operations	(150)	(168)
Other income (expense):
Interest income	—	4
Other (expense)	(3)	—

Total other income (expense)	(3)	4

(Loss) from continuing operations, before income taxes	(153)	(164)
Provision for income taxes	—	—

(Loss) from continuing operations	(153)	(164)
(Loss) from discontinued operations, net of income tax provisions of nil	(8)	17

Net (loss)	$(161)	$(147)

Basic and diluted (loss) per share:
Continuing operations	$(.03)	$(.03)
Discontinued operations	.00	.01

Net (loss)	$(.03)	$(.02)

Weighted average shares:
Basic	6,336	6,336

Diluted	6,336	6,336

See accompanying notes.

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cash flows from operating activities:
Net (loss)	$(186)	$(422)
(Loss) from discontinued operations	(10)	(54)

(Loss) from continuing operations	(176)	(368)

Adjustment to reconcile net (loss) to cash used by operating activities:
Impairment on real estate held for sale	126	—
Changes in operating assets and liabilities:
Accounts receivable	4	2
Prepaid expenses	28	19
Accounts payable and accrued liabilities	(13)	78

Total adjustments	145	99

Net cash (used) by continuing operations	(31)	(269)
Net cash (used) by discontinued operations	—	(876)

Net cash (used) by operating activities	(31)	(1,145)

Net (decrease) in cash	(31)	(1,145)
Cash and cash equivalents:
Beginning of period	32	1,258
End of period	$1	113

See accompanying notes.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Certain expenses on the consolidated statement of operations for the three and six months ended June 30, 2007, related primarily to discontinued operations, have been reclassified to be consistent with the classifications adapted for the three and six months ended June 30, 2008. These reclassifications had no effect on net income.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

3. ACCRUED LIABILITES

Accrued liabilities as of June 30, 2008 and December 31, 2007 consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Property tax	$—	$5
Professional fees	25	16
Insurance	—	19
Other	4	2

	$29	$42

4. ASSETS HELD FOR SALE AND IMPAIRMENT LOSS –SUBSEQUENT EVENT

The Company shut down a Services facility in North Carolina in April 1998. On October 26, 2007, seven and one half acres of the land and a building previously occupied by the Services operation were sold for $675,000 cash. The Company retained 10 acres of land adjacent to the property that was sold. The value of the land is presented as assets held for sale in the accompanying consolidated balance sheet. An impairment loss of $159,000 was recorded in the third quarter of 2007 to reduce the carrying value of the real estate held for sale to $225,000. Subsequent to June 30, 2008, the property was sold with net proceeds received of $99,500 and an impairment loss of $126,000 recorded at June 30, 2008.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on a number of factors, including historical volatility of the Company’s stock. The Company uses the “shortcut” method described in SAB Topic 14D.2 for determining the expected life used in the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. As the Company has not declared dividends since it became a public entity, no dividend yield is used in the calculation. No options were granted during the six months ended June 30, 2008.

At June 30, 2008, there were no unvested option grants, thus no further stock option expense will be recorded until such time that additional grants are made. The weighted-average remaining contractual term, as of June 30, 2008, was 8.6 years for outstanding and exercisable options. The following table summarizes option activity for the six months ended June 30, 2008:

	Number of Options	Weighted Average Price
Balance as of December 31, 2007	370,000	$.21
Expired or canceled	—	—
Exercised	—	—
Granted	—	—

Balance as of June 30, 2008	370,000	$.21

In addition to the options outstanding under The Company’s Stock Option Plan, 100,000 options were issued in connection with a business combination and were outstanding and exercisable at December 31, 2007. These options were canceled as of January, 2008.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

On September 25, 2007, the Company’s Board of Directors passed a resolution to sell Medallion Electric to the previous owner. Therefore, all operations, including Electrical Contracting Services (Medallion Electric, Inc.) are included as discontinued operations.

Results for all operations for the Company’s former Power Sources, Services, Testing Products, and Electrical Contracting Services are reported as discontinued operations in the accompanying Statement of Operations for each period presented. Net sales and the related income or (loss) from discontinued operations are as follows (in thousands):

	Three Months Ended June 30,
	2008	2007
Revenues:
Power Sources	$—	$—
Services	—	—
Testing Products	—	—
Electrical Contracting Services	—	1,261

	$—	$1,261

Income (loss) from discontinued operations:
Power Sources	—	—
Services	(8)	—
Testing Products	—	—
Electrical Contracting Services	—	104

	$(8)	$104

	Six Months Ended June 30,
	2008	2007
Revenues:
Power Sources	$—	$—
Services		36
Testing Products	—	6
Electrical Contracting Services	—	1,261

	$—	$1,303

Income (loss) from discontinued operations:
Power Sources	—	—
Services	(2)	(160)
Testing Products	—	4
Electrical Contracting Services	—	104

	$(2)	$(52)

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

	Ended June 30, 2008	Ended December 31, 2007
Assets:
Cash	$96	$91
Accounts receivable	8	15

	$104	$106

Accrued liabilities:
Accrued payroll and termination benefits	119	$113
Other accrued liabilities	9	7

	$128	$120

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS

June 30, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

June 30, 2008

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

Net cash used by operating activities during the six months ended June 30, 2008 was $31,000 compared to $1,145,000 used by operations in the comparable period of 2007. The principal items contributing to the difference was a lower loss from continuing operations of $31,000 in 2008 as compared to $368,000 in 2007, as well as $808,000 used in 2007 related to the Medallion transaction.

RESULTS OF OPERATIONS

Six months ended June 30, 2008 compared to six months ended June 30, 2007.

Revenues and Gross Profit.

Revenues and gross profit for the three and six months ended June 30, 2008, and 2007 were all reported as zero, since all operations are reported as discontinued operations.

General and Administrative

Marketing, general and administrative expenses decreased from $389,000 for the six months ended June 30, 2007 to $50,000 for the first six months of 2008. The expense reductions were primarily the result of a decrease in payroll and payroll related cost due to staff reductions and pay decreases, a decrease in corporate compliance and professional fees, and a reduction in rent and utility expenses.

Interest, Other Income and Impairment Loss on Real Estate Held for Sale

Interest and other income was $21,000 for the six months ended June 30, 2007 compared with zero for the same period of 2008. The Company generated approximately $20,000 in interest in the six months ended in 2007 from its cash investments vs zero in the same period of 2008. Subsequent to June 30, 2008, land held for sale was sold resulting in proceeds of $99,500 and an impairment loss of $126,000 recorded at June 30, 2008.

Item 4T.	Controls and Procedures.

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

June 30, 2008

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

June 30, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED (Registrant)

August 13, 2008	/s/ Larry Edwards
Larry Edwards
President and Chief Executive Officer