Form 10-Q
period 2008-09-30
RELIABILITY INC
filed 2008-11-10
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,335,965 shares of Common Stock, no par value as September 1, 2008.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☒    No  ☐

RELIABILITY INCORPORATED

FORM 10-Q

September 30, 2008

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

RELIABILITY INCORPORATED

CONSOLIDATED BALANCE SHEETS (In thousands)

	(Unaudited) September 30, 2008	(Audited) December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$71	$32
Prepaid expenses	—	33
Assets of discontinued operations	102	106

Total current assets	173	171
Asset held for sale	0	225

	$173	$396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$21	$42
Accrued liabilities of discontinued operations	126	120

Total current liabilities	147	162

Stockholders’ equity:
Common stock, without par value; 20,000,000 shares authorized; 6,690,265 issued and outstanding	9,767	9,767
Accumulated deficit	(8,647)	(8,439)
Less treasury stock at cost, 354,300 shares	(1,094)	(1,094)

Total stockholders’ equity	26	234

	$173	$396

See accompanying notes.

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
General and administrative	$68	$409
Impairment on real estate held for sale	126	159

Total cost and expenses	194	568

Operating (loss) from continuing operations	(194)	(568)
Other income (expense):
Interest income	—	19
Other income (expense)	(4)	5

Total other income (expense)	(4)	24

(Loss) from continuing operations, before income taxes	(198)	(544)
Provision for income taxes	—	—

(Loss) from continuing operations	(198)	(544)
(Loss) from discontinued operations, net of income tax provisions of nil	(10)	(1,287)

Net (loss)	$(208)	$(1,831)

Basic and diluted (loss) per share:
Continuing operations	$(.03)	$(.09)
Discontinued operations	.00	(.20)

Net (loss)	$(.03)	$(.29)

Weighted average shares:
Basic	6,336	6,336

Diluted	6,336	6,336

See accompanying notes.

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended Sept. 30, 2008	Three Months Ended Sept 30, 2007
General and administrative	$18	$20
Impairment on real estate held for sale	—	159

Total cost and expenses	18	179

Operating (loss) from continuing operations	(18)	(179)
Other income (expense):
Interest income	—
Other income (expense)	(4)	5

Total other income (expense)	(4)	5

(Loss) from continuing operations, before income taxes	(22)	(174)
Provision for income taxes	—	—

(Loss) from continuing operations	(22)	(174)
(Loss) from discontinued operations, net of income tax provisions of nil	—	(1,235)

Net (loss)	$(22)	$(1,409)

Basic and diluted (loss) per share:
Continuing operations	$.00	$(.03)
Discontinued operations	.00	(.19)

Net (loss)	$.00	$(.22)

Weighted average shares:
Basic	6,336	6,336

Diluted	6,336	6,336

See accompanying notes.

RELIABILITY INCORPORATED

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Cash flows from operating activities:
Net (loss)	$(208)	$(1,831)
(Loss) from discontinued operations	(10)	(1,287)

(Loss) from continuing operations	(198)	(544)

Adjustment to reconcile net (loss) to cash (used) by operating activities:
Impairment on real estate held for sale	126	159
(Gain) on sale of assets		(3)
Changes in operating assets and liabilities:
Accounts receivable	—	(2)
Prepaid expenses	33	1
Accounts payable and accrued liabilities	(21)	68

Total adjustments	138	223

Net cash (used) by continuing operations	(60)	(321)
Net cash (used) by discontinued operations	—	(84)

Net cash (used) by operating activities	(60)	(405)

Cash flows from investing activities:
Proceeds from sale of assets	99	—
Capital expenditures	—	(1)
Acquisition of business(net of cash acquired	—	(787)

Net cash (used) provided by investing activities	99	(788)
Cash flows from financing activities:
Repayments of short-term debt	—	(53)

Net cash (used) by financing activities	—	(53)

Net increase (decrease) in cash	39	(1,246)
Cash and cash equivalents:
Beginning of period	32	1,258

End of period	$71	$12

Supplemental cash flow information:
Owner financing of acquisition costs	$—	$2,635

See accompanying notes.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

Upon the closing of the sale of a portion of Reliability’s North Carolina real estate on October 26, 2007, the previous owner received the $325,000, and the sale of Medallion Electric, the release of the liens, and cancellation of all the obligations was consummated. At the time of the sale, the previous owner held two notes totaling $1.9 million, which were due October 1, 2007, and an earnout agreement which called for a minimum payment of $750,000 over three years. The notes were secured by the assets of Medallion and the North Carolina property owned by Reliability. The sale of Medallion back to previous owner included a release of all liability on the notes and the earnout agreement, assumption of all Medallion ordinary course of business debts and obligations, mutual releases between Reliability and previous owner, including a release of the security for the notes. The net proceeds from the sale of a part of the North Carolina real estate to Reliability, after the $325,000 payment and all other expenses of the sale, were $292,000. The Company retained the ownership of 10 acres of land in North Carolina. The 10 acres were sold for $99,000 in August, 2008.

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

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

Property, Plant and Equipment

The Company had approximately 10 acres of land held for sale which was reflected at cost net of an allowance for impairment. See Note 4.

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

3. ACCRUED LIABILITES

Accrued liabilities as of September 30, 2008 and December 31, 2007 consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Property tax	$—	$5
Professional fees	20	16
Insurance	—	19
Other	1	2

	$21	$42

4. ASSETS HELD FOR SALE AND IMPAIRMENT LOSS

The Company shut down a Services facility in North Carolina in April 1998. On October 26, 2007, seven and one half acres of the land and a building previously occupied by the Services operation were sold for $675,000 cash. The Company retained 10 acres of land adjacent to the property that was sold. The value of the land was presented as asset held for sale in the accompanying consolidated balance sheet at December 31, 2007. An impairment loss of $159,000 was recorded in the third quarter of 2007 to reduce the carrying value of the real estate held for sale to $225,000.In June, 2008 an additional impairment of $126,000 was recorded, and subsequent to June 30, 2008, the property was sold with net proceeds of approximately $99,000.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on a number of factors, including historical volatility of the Company’s stock. The Company uses the “shortcut” method described in SAB Topic 14D.2 for determining the expected life used in the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. As the Company has not declared dividends since it became a public entity, no dividend yield is used in the calculation. No options were granted during the nine months ended September 30, 2008.

At September 30, 2008, there were no unvested option grants, thus no further stock option expense will be recorded until such time that additional grants are made. The weighted-average remaining contractual term, as of September 30, 2008, was 8 years for outstanding and exercisable options. The following table summarizes option activity for the nine months ended September 30, 2008:

	Number of Options	Weighted Average Price
Balance as of December 31, 2007	370,000	$.21
Expired or canceled	—	—
Exercised	—	—
Granted	—	—

Balance as of September 30, 2008	370,000	$.21

In addition to the options outstanding under The Company’s Stock Option Plan, 100,000 options were issued in connection with a business combination and were outstanding and exercisable at December 31, 2007. These options were canceled as of January, 2008.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

Results for all operations for the Company’s former Power Sources, Services, Testing Products, and Electrical Contracting Services are reported as discontinued operations in the accompanying Statement of Operations for each period presented. Net sales and the related income or (loss) from discontinued operations are as follows (in thousands):

	Three Months Ended September 30,
	2008		2007
Revenues:
Power Sources	$		$—
Services		—	—
Testing Products		—	—
Electrical Contracting Services		—	695

		$—	$695

Income (loss) from discontinued operations:
Power Sources		—	—
Services			18
Testing Products		—	—
Electrical Contracting Services		—	(1,253)

		$—	$(1,235)

	Nine months ended September 30,
	2008	2007
Revenues:
Power Sources	$—	$—
Services	—	36
Testing Products	—	6
Electrical Contracting Services	—	1,956

	$—	$1,998

Income (loss) from discontinued operations:
Power Sources	—	—
Services	(10)	(141)
Testing Products	—	4
Electrical Contracting Services	—	(1,150)

	$(10)	$(1,287)

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

	Ended September 30, 2008	Ended December 31, 2007
Assets:
Cash	$102	$91
Accounts receivable	—	15

	$102	$106

Accrued liabilities:
Accrued payroll and termination benefits	119	$113
Other accrued liabilities	7	7

	$126	$120

RELIABILITY INCORPORATED

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

LIQUIDITY AND CAPITAL RESOURCES

Due to the deterioration in its financial position, the Company undertook significant steps to reduce its expenses and improve the Company’s liquidity, including the sale and discontinuance of all operations. Based upon its current financial position, the Company concluded that it should pursue the following course of action: sell its remaining real estate holding (sold in August, 2008) and invest in another line of business through a purchase or merger.

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

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS

September 30, 2008

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

Net cash provided by operating activities during the nine months ended September 30, 2008 was $39,000 compared to $1,246,000 used by operations in the comparable period of 2007. The principal items contributing to the difference was a lower loss from continuing operations of $60,000 in 2008 as compared to $321,000 in 2007, as well as $1,287,000 used in 2007 related to the Medallion transaction

RESULTS OF OPERATIONS

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007.

Revenues and Gross Profit.

Revenues and gross profit for the three and nine months ended September 30, 2008, and 2007 were all reported as zero, since all operations are reported as discontinued operations.

General and Administrative

General and administrative expenses decreased from $409,000 for the nine months ended September 30, 2007 to $68,000 for the first nine months of 2008. The expense reductions were primarily the result of a decrease in payroll and payroll related cost due to staff reductions and pay decreases, a decrease in corporate compliance and professional fees, and a reduction in rent and utility expenses.

Interest, Other Income and Impairment Loss on Real Estate Held for Sale

Interest and other income was $24,000 for the nine months ended September 30, 2007 compared with a negative $4,000 for the same period of 2008. The Company generated approximately $20,000 in interest in the six months ended in 2007 from its cash investments vs $4,000 in the same period of 2008. Subsequent to June 30, 2008, land held for sale was sold resulting in proceeds of approximately $99,000 and an impairment loss of $126,000 recorded at June 30,2008.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS

September 30, 2008

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

RELIABILITY INCORPORATED

OTHER INFORMATION

PART II – OTHER INFORMATION

September 30, 2008

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

RELIABILITY INCORPORATED (Registrant)

November 10, 2008	/s/ Larry Edwards
Larry Edwards
President and Chief Executive Officer