Form 10-K
period 2008-12-31
RELIABILITY INC
filed 2009-03-27
CIK 34285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008	Commission File Number 0-7092

RELIABILITY INCORPORATED

(Exact name of registrant as specified in its charter)

TEXAS	75-0868913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Post Office Box 218690 Houston, Texas	77218-8690
(Address of principal executive offices)	(Zip Code)

(281) 492-0550

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).    YES  ☒    NO  ☐

State issuer’s revenues for its most recent fiscal year: 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates; computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 9, 2009: $76,000.

Number of shares outstanding of the issuer’s Common Stock as of March 9, 2009: 6,335,965.

Documents Incorporated by Reference

None.

RELIABILITY INCORPORATED

Form 10-K

December 31, 2008

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

During the past eight years, Reliability Incorporated and its subsidiaries (collectively referred to as “Reliability” or the “Company”) have sustained significant negative financial results, including substantial decreases in revenues, net income, backlog, and cash flows from operating activities that are generally attributable to operating losses. Due to the deterioration in its financial position, the Company has undergone significant restructuring to reduce its expenses and improve its liquidity, including: the closure of its Power Sources’ Costa Rica facility, significant downsizing of its domestic and international workforce, the sale of its Power Sources division, the closure of its Services division in Singapore, eliminated all research and development for test equipment, the sale of its Houston headquarters facility, and the closure of its Test Systems business. As a result of these actions, the Company significantly reduced its expenses, and generated some cash. However, based upon its current financial position, and an evaluation of the prospects for continuing to operate its historical business lines, the Company concluded that it should explore some other possibilities.

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

Upon the sale of Medallion Electric and cancellation of related liabilities, the Company’s remaining asset held for sale was the 10 acres of land in North Carolina. An impairment loss of $159,000 was recorded in the third quarter of 2007 to reduce the carrying value of the land and buildings held for sale.

In June 2008, an impairment loss of $126,000 was recorded on the remaining 10 acres of land in North Carolina. It was sold in August 2008 with net proceeds received of $98,000.

The Company was incorporated under the laws of the State of Texas in 1953, but the principal business of the Company, as described in this report, started in 1971, but was closed down in 2007. The Company has two wholly owned subsidiaries, Reliability Singapore, Pte Ltd. and Reliability Contractors of Florida, neither of which is operating. Upon the completion of the sale of Medallion Electric, the Company has no further operating activities and is now a shell company.

Based upon its current financial position, and an evaluation of the prospects for continuing to operate, the Company has concluded that it should sell the Company or identify a merger partner. There can be no assurances that the Company will be successful in completing such a transaction or be able to maintain sufficient liquidity over a period of time that will allow it to carry out this action, in which case the Company might be forced to dissolve or seek protection under the Federal bankruptcy statutes, or both.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Available sources of liquidity at December 31, 2008 include cash and cash equivalents of $43,000. Subsequent to December 31, 2008, the Company sold 3,294,035 shares of its common stock to five individual investors at $0.012 per share and raised an additional $39,528.42.

SALES AND MARKETING

The Company historically maintained direct sales and service operations in the United States and Singapore as well as a network of distributors and sales representative in certain other key areas within the United States, Europe and Southeast Asia. Due to the sale of the Company’s former Power Sources division, the closure of its Services division in Singapore and an evaluation of the prospects for continuing to operate its remaining business line, the Company no longer maintains direct sales or service operations.

RESEARCH AND DEVELOPMENT

The semiconductor industry’s and the electronic equipment industry’s demand for increasingly complex and sophisticated equipment requires innovation and accurate anticipation of changing needs and emerging technology trends. To avoid becoming technologically obsolete over time, the Company historically committed a significant portion of its resources to research and development programs for new products and enhancements to existing products.

In August 2005, as a part of cost cutting measures, the Company suspended all research and development activities. As a result, the Company’s research and development expenditures were nil in 2006, 2007 and 2008.

The Company has no present plans to resume research and development activities.

INTELLECTUAL PROPERTY

Historically, the Company believed that rapidly changing technology in the electronics industry made the Company’s success dependent on the quality of its products and its ability to adapt to the changing technological requirements more than upon the protection of any proprietary rights. Although the Company believed that its intellectual property had value, no single item was, in itself, critical to the Company’s business. Therefore, the Company has no plans to continue to protect its intellectual property through patents, copyrights, trade secrets, trademarks, and other means.

RAW MATERIALS AND INVENTORY

The Company discontinued its operating activities during 2007. Thus, the Company has no inventory and no plans to purchase any inventory.

CUSTOMERS AND COMPETITION

The Company no longer has a customer base nor does it remain in a competitive market. The Company’s primary competitors in the Testing Products segment were other independent manufacturers of similar systems and manufacturers of ICs who design their own equipment. The primary methods of competition in this segment are product features, quality, service, delivery, and price.

EMPLOYEES

As of December 31, 2007, the Company no longer had any full time paid employees. The Company contracts any work that must be done. None of the Company’s employees were represented by a labor union.

INTERNATIONAL OPERATIONS

The Company is domiciled in the United States and previously sold products to customers for delivery outside of the U.S. However, as discussed above, the Company discontinued its last foreign operation (Singapore) in 2006 and expects to complete its winding down activities by mid-year of 2009.

ENVIRONMENTAL MATTERS

The Company does not expect to be affected by zoning, environmental protection, or other similar laws or ordinances.

SEASONALITY

The Company no longer has any operating activities.

GOVERNMENTAL BUSINESS

The Company does not have any business with any governmental agencies.

Item 1A.	Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Description of Properties.

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

The Company also owned a 43,500 square foot facility on a seventeen-acre tract of land in Durham, North Carolina. The Company sold approximately 7.5 acres and the 43,500 sq ft facility in October, 2007, for $675,000. Three Hundred Twenty-five Thousand ($325,000) of the proceeds from the sale was used as part of the payment made to the former owner of Medallion Electric, Inc. See Note 4 of the Notes to the Consolidated Financial Statements. The Company’s proceeds from the sale was a net of $292,000. The Company retained the remaining 10 acres of land. An impairment loss of $159,000 was recorded in the third quarter of 2007 to reduce the carrying value of the land and building sold in October, 2007, and the remaining 10 acres of land still held for sale. The ten acres was sold in August 2008 with net proceeds received of $98,000. An impairment loss of $126,000 was recorded in June 2008 to further reduce the carrying value on the ten acres to its value of final disposition.

Item 3.	Legal Proceedings.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Reliability has called a special meeting of stockholders for March 30, 2009, at 1:00 pm CDT. The meeting will be held at the Holiday Crown Plaza, 14703 Park Row, Houston, TX 77079. The sole purpose of the meeting is to select a Board of Directors to serve until the next annual meeting of stockholders or until their respective successors are elected. Management does not propose nominees, seek re-election or seek proxies for the meeting.

The Board of Directors has designated the close of business on March 13, 2009, as the record date for determining which stockholders are entitled to notice of, and to vote at, the meeting.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock trades in the over-the-counter bulletin board market under the symbol REAL. Prior to February 24, 2005, the Company’s stock traded on Nasdaq, until no longer meeting its listing requirements. The high and low sale prices for 2007 and 2008 are set forth below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
High	$.15	$.10	$.26	$.16
Low	.07	.06	.07	.01
2007
High	$.23	$.30	$.27	$.14
Low	.17	.19	.10	.05

The price information provided above was obtained from MSN.com and is based upon inter-dealer quotes without retail mark-ups, mark-down or commissions and may not necessarily reflect actual sale transactions.

The Company paid no cash dividends in 2007 or 2008 and had approximately 470 shareholders of record as of December 31, 2007, and 303 shareholders of record as of December 31, 2008, not counting the shareholders who hold the Company stock in street name.

The following table sets forth the number of shares of the Company’s common stock reserved for issuance under the Company’s equity compensation plans as of December 31, 2008:

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

No shares of common stock were sold during 2007 or 2008 that were not registered under the Securities Act. All the shares issued under the agreement to purchase Medallion Electric in 2007 were returned to the Company. No shares of common stock were repurchased by the Company or any of its affiliates in 2007 or 2008.

On March 11, 2009, the Company issued 3,294,035 shares of its common stock, no par value, to five individual investors for $0.012 per share. All of the shares of Reliability common stock were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and pursuant to Rule 506 of the Securities and Exchange Commission (the “Commission”) to accredited investors, as defined under Rule 501. None of the securities issued is convertible. The securities were sold to Jay Gottlieb (1,552,035 shares), Gregg Schneider (400,000 shares), William Vlahos (617,000 shares), Gary Roebuck (250,000 shares), and Larry Kaplan (475,000 shares).

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis or Plan of Operation.

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

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties, as well as current expectations and assumptions. From time to time, the Company may publish forward-looking statements, including those that are contained in this report, relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, its ability to maintain sufficient working capital, adverse changes in the economy, the ability to attract and maintain key personnel, its ability to identify or complete an acceptable merger or acquisition, and future results related to acquisition, merger or investment activities. The Company’s actual results could differ materially from those anticipated in these forward-looking statements, including those set forth elsewhere in this report. The Company assumes no obligation to update any such forward-looking statements.

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the past eight years, Reliability Incorporated and its subsidiaries (collectively referred to as “Reliability” or the “Company”) have sustained significant negative financial results, including substantial decreases in revenues, net income, backlog, and cash flows from operating activities that are generally attributable to operating losses. Due to the deterioration in its financial position, the Company has undergone significant restructuring to reduce its expenses and improve its liquidity, including: the closure of its Power Sources’ Costa Rica facility, significant downsizing of its domestic and international workforce, the sale of its Power Sources division, the closure of its Services division in Singapore, eliminated all research and development for test equipment, the sale of its Houston headquarters facility, sale of its North Carolina property and the closure of its Test Systems business. As a result of these actions, the Company significantly reduced its expenses, and generated some cash. However, based upon its financial position, and an evaluation of the prospects for continuing to operate its historical business lines, the Company concluded that it should explore some other possibilities.

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

Upon the closing of the sale of a portion of Reliability’s North Carolina real estate on October 26, 2007, Mr. Masaracchio received the $325,000, and the sale of Medallion Electric, the release of the liens, and cancellation of all the obligations was consummated. At the time of the sale, Masaracchio held two notes totaling $1.9 million, which were due October 1, 2007, and an earnout agreement which called for a minimum payment of $750,000 over three years. The notes were secured by the assets of Medallion and the North Carolina property owned by Reliability. The sale of Medallion back to Masaracchio included a release of all liability on the notes and the earnout agreement, assumption of all Medallion ordinary course of business debts and obligations, mutual releases between Reliability and Masaracchio, including a release of the security for the notes. The net proceeds from the sale of a part of the North Carolina real estate to Reliability, after the $325,000 payment and all other expenses of the sale, were $292,000. The Company retained the ownership of 10 acres of land in North Carolina. An impairment loss of $159,000 was recorded in the third quarter of 2007 to reduce the carrying value of the land building sold in October 2007 and on the remaining 10 acres of land held for sale. The ten acres was sold in August 2008 with net proceeds received of $98,000. An impairment loss of $126,000 was recorded in June 2008 to further reduce the carrying value on the ten acres to its value of final disposition.

Net cash used by operating activities for the year ended December 31, 2007 was $385,000, compared to $87,000 used by operations during 2008. The principal item contributing to the $87,000 usage of cash in 2008 was a loss from continuing operations of $236,000, net of a non-cash impairment of $126,000 related to the sale of the 10 acres of land. The principal items contributing to the net cash used by operations in 2007 was a loss from continuing operations of $616,000. In 2007, net investing activities consumed $788,000, primarily as a result of acquiring Medallion Electric. In 2008, proceeds from the 10 acres of land held in assets held for sale generated $98,000 in cash.

Financing activities used $53,000 in 2007, primarily the result of the Company repaying short-term debt, while financing activities consumed zero cash in 2008.

The Company was incorporated under the laws of the State of Texas in 1953, but the principal business of the Company, as described in this report, started in 1971, but was closed down in 2007. The Company has two wholly owned subsidiaries, Reliability Singapore, Pte Ltd. and Reliability Contractors of Florida, Inc, which are not operating. The Company is now a shell corporation. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Based upon its current financial position, and an evaluation of the prospects for continuing to operate, the Company has concluded that it should sell the Company or identify a merger partner. There can be no assurances that the Company will be successful in completing such a transaction or be able to maintain sufficient liquidity over a period of time that will allow it to carry out this action, in which case the Company might be forced to dissolve or seek protection under the Federal bankruptcy statutes, or both.

Available sources of liquidity at December 31, 2008 include cash and cash equivalents of $43,000. On March 11, 2009, the Company issued 3,294,035 shares of its common stock, no par value, to five individual investors for $0.012 per share or a total of $39,528.42

RESULTS OF OPERATIONS

Net Revenues and Gross Profit

Revenues and gross profit for 2007 and 2008 from continuing operations are reported as zero for both years, as all operations were discontinued as of September 30, 2007. See NOTE 3 of the Notes to the Consolidated Financial Statements.

General and Administrative

General and administrative (“G&A”) expenses primarily consist of legal, accounting and other professional services.

G&A expenses decreased from $483,000 in 2007 to $108,000 in 2008. The reductions were primarily the result of a decrease in payroll related costs from $384,000 in 2007 to $0 in 2008 as the result of staff reductions. Remaining G&A expenses relate principally to legal and accounting fees.

Gain on the Sale of Assets

In 2007 the Company recorded a gain of $3,000 on the sale of excess equipment and furnishings.

Loss from discontinued operations

The loss from discontinued operations of $1,377,000 in 2007 was primarily due to a loss of $1,150,000 from the purchase and later sale of Medallion Electric, Inc. and a $159,000 impairment charge related to the North Carolina property. The 2008 loss from discontinued operations is from a $126,000 loss on the sale of the North Carolina property. See Note 3 to the Company’s Consolidated Financial Statements for information regarding gains and losses from discontinued operations.

Provision for Income Taxes

The Company recorded no provision or benefit for income taxes in 2007 or 2008 due to its substantial cumulative operating losses. Benefits from the tax loss carryforwards have been fully reserved since realization cannot be assured. See Note 5 to the Company’s Consolidated Financial Statements for information regarding income taxes.

OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

The financial statements of the Company and the related reports of the Company’s independent registered public accounting firms thereon are included in this report and are referenced as pages F-1 to F-16.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 13, 2009, Fitts, Roberts & Co., P.C. (“Fitts, Roberts”), the Company’s independent accountant, resigned by mutual agreement with the Company, due to scheduling matters at Fitts, Roberts and its withdrawal from the public company auditing practice. The audit reports of Fitts, Roberts for the Company’s fiscal year ended December 31, 2007 and for the fiscal year ended December 31, 2006 included an emphasis paragraph regarding uncertainty about the Company’s ability to continue as a going concern. Except for the going concern paragraph in the audit reports on the financial statements for those two years, the reports of Fitts, Roberts did not contain an adverse opinion or disclaimer of opinion, and were not otherwise qualified or modified as to uncertainty, audit scope or accounting principles. The resignation of Fitts, Roberts was considered by the Board of Directors of the Company and approved by the Chairman of the Audit Committee, under authority from the Board of Directors.

During the two most recent fiscal years and in the subsequent interim period through March 13, 2009, there have been no disagreements with Fitts, Roberts on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure in connection with its reports of the nature identified in Item 304(a)(1)(iv).

During the two most recent fiscal years and the subsequent interim period through March 13, 2009, Fitts, Roberts has not advised Reliability of any of the events identified in Item 304(a)(1)(v) of Regulation S-K, nor does any issue with Fitts, Roberts remain unresolved.

Reliability provided to Fitts, Roberts the disclosure contained in the Form 8-K which was filed on March 16, 2009 to report its change of auditors and requested Fitts, Roberts to furnish a letter addressed to the Securities and Exchange Commission stating whether Fitts, Roberts agreed with the statements made by the Company therein, and if not, stating the respects in which Fitts, Roberts did not agree. A letter from Fitts, Roberts was attached as Exhibit 16.1 to the Form 8-K and incorporated therein by reference.

On March 13, 2009, pursuant to authority from the Board of Directors, the Company engaged Ramirez International as independent auditors for the Company for the 2008 audit.

Neither the Company, nor anyone acting on its behalf, consulted with Ramirez International regarding (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was the subject of a disagreement or event identified in response to Item 304(a)(1)(iv) of Regulation S-K (there being none).

Item 9A.	Controls and Procedures.

Item 9A(T).	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer (CEO), evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO concluded that the disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the CEO to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

The CEO evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the CEO used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, the CEO concluded that, as of December 31, 2008, internal control over financial reporting was effective.

The consolidated financial statements of the Company for 2007 have been audited by the independent registered public accounting firm of Fitts, Roberts & Co., LLC and for 2008 by the independent registered public accounting firm of Ramirez International, both of which were given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders and the Board of Directors. This annual report does not include an attestation report of the Company’s registered public accounting firms regarding internal account control over financial reporting. Management’s report was not subject to attestation by the Company’s public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting, known to the CEO, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors Executive Officers, and Corporate Governance.

Directors of the Company at December 31, 2008 were as follows:

Name	Director since	Age	Other positions and offices presently held with the Company (and other principal occupation, if different)
Larry Edwards	1995	67	Chairman of the Board of Directors, President and Chief Executive Officer
Thomas L. Langford	1980	67	(Group Vice President, Consolidated Contractors International Co. S.A.L.)
Philip Uhrhan	1997	59	(Retired)
C. Lee Cooke, Jr.	2004	64	(President, Chief Executive Officer, Habitek International, d/b/a U.S. Medical Systems, Inc.)
David C. Kurland	2007	48	(Chief Counsel , Sunco, Inc.)

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

Mr. Kurland has been a Director of the Company since April, 2007. Since 2001, Mr. Kurland has served as Chief Counsel for Sunco, Inc. (R&M), a major refining and chemical company, where he is responsible for regulatory and corporate compliance matters. From 1992 to 2001 he was Chief Counsel for Rohm and Haas. He practiced law with a mid-sized law firm in Philadelphia, Pennsylvania for 1989 to 1992,

Directors serve a one-year term and hold office until their successors are elected by the shareholders, unless they shall sooner resign.

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

Executive officers of the Company as of December 31, 2008 were as follows:

Name	Age	Officer of Reliability Incorporated Since	Position Currently Held with Reliability Incorporated
Larry Edwards	67	1981	Chairman of the Board of Directors, President and Chief Executive Officer

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

The Company will provide to any person without charge a copy of the code of ethics upon written request to the Company’s chief executive officer at the Company’s principal executive offices. No amendments to or waivers of the code of were made in 2007 or 2008.

Item 11.	Executive Compensation.

Summary compensation table

The following table provides information as to the compensation paid by the Company to its executive officers during fiscal years 2008 and 2007.

	Annual compensation
(a) Name and principal position	(b) Year	(c) Salary	(f) Option Awards	(i) All other Compensation	(j) Total
Larry Edwards President, Chairman of the Board and Chief Executive Officer	2008	$0	$0	$0	$0
	2007	$77,972	$0	$105,952	$183,924
James M. Harwell Executive Vice President and Acting Chief Financial Officer	2008	$0	$0	$0	$0
	2007	$95,860	$0	$61,545	$157,405

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

The Company was not profitable during 2007 or 2008; therefore, no bonuses were paid. As a result column (d) is intentionally omitted in the compensation table above.

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

The Company sponsored an Employee Stock Savings Plan (the “Plan”), until November 16, 2006, when the Plan was terminated. The Plan allowed all U.S. employees, who had been employed for six months, to contribute up to 100% of defined compensation to the Plan. The Company matched employee contributions at a rate equal to 50% of the employee’s contributions, but limited to 2% of the employee’s defined compensation. In addition, the Company contributed an amount equal to 1% of defined compensation to all plan participants. The Plan also provided for the Company to make additional voluntary profit sharing contributions based on the consolidated profits of the Company. The Company did not make any additional voluntary profit sharing contribution in 2008, 2007 or 2006. See Note 7 to the Company’s Consolidated Financial Statements for information regarding the Employee Stock Savings Plan.

There were no payments or Company matching contributions to the Employee Stock Savings Plan in 2007 or 2008.

Outstanding equity awards

The following table discloses information regarding all option awards, to executive officers, to purchase the Company’s Common Stock as of December 31, 2008.

Option Awards

Name (a)	Number of Securities Underlying Unexercised Options		Option
	# Exercisable (b)	# Unexercisable (1) (c)	Exercise Price (e)	Expiration Date (f)
Larry Edwards:	200,000		$.21	7/19/2016

(1)	All issued options are vested and became exercisable on January 20, 2007.

Director Compensation

The following table provides information as to the compensation paid by the Company to each of its non-employee directors during fiscal year 2008.

Name (a)	Fees Earned or Paid in Cash (b)	Option Awards (c)	Total (h)
Each non-employee director	$0	—	$0

The amount shown in column (c) represents the grant date fair value estimate of options granted during 2008 to each non-employee director. Since no options were granted in 2008 column (c) is blank. See Note 8 to the Company’s Consolidated Financial Statements for information concerning the Stock Options.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal shareholders

Based on information available to the Company through filings with the Securities and Exchange Commission, each of the following persons or groups beneficially owned 5% or more of the 6,335,965 shares of common stock outstanding as of December 31, 2008.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Minerva Group, L.P.
50 Monument Road, Suite 201, Bala Cynwyd, PA 19004	457,000	7.21%
Gregg Schneider
10445 Wilshire Blvd., #1806, Los Angeles, CA 90024	500,000	7.89%
Jay Gottlieb
27 Misty Brook Lane, New Fairfield, CT 06812	951,220	15.01%
William Vlahos
601 Montgomery St., Ste. 1112, San Francisco, CA 94111	633,000	9.99%

On March 11, 2009, the Company issued 3,294,035 shares of its common stock, no par value, to five individual investors for $0.012 per share. The securities were sold to Jay Gottlieb (1,552,035 shares), Gregg Schneider (400,000 shares), William Vlahos (617,000 shares), Gary Roebuck (250,000 shares), and Larry Kaplan (475,000 shares). This increased Mr. Gottlieb’s holdings to 2,503,255 shares (25.99%), Mr. Schneider’s holdings to 900,000 shares (9.35%), and Mr. Vlahos’ holdings to 1,250,000 shares (12.98%) of the 9,630,000 then outstanding.

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

Security ownership of management

As of December 31, 2008, the amount of common stock owned by the directors of the Company, each executive officer named in the compensation table and all directors and officers as a group is shown in the table below. The business address of each named person is P.O. Box 218690, Houston, Texas 77218.

Name of individual or group	Amount and Nature of Beneficial Ownership (1), (2)	Percent of Class (3)
Larry Edwards	422,785	6.30%
C. Lee Cooke, Jr.	15,000.22
Thomas L. Langford	35,000.52
Philip Uhrhan	20,000.29

All executive officers and directors as a group	492,785	7.35%

(1)	Each person has the sole power to vote and sell the shares shown in this column except that Mr. Edwards has shared power with his spouse to vote and sell 61,200 of the shares reported above.
(2)	Includes the following number of stock options: Mr. Edwards, 200,000; Mr. Cooke, 15,000 shares; Mr. Langford 15,000 shares; Mr. Uhrhan, 15,000 shares; all directors and executive officers as a group 245,000 shares.
(3)	The percent stated in this column is based on the total beneficial ownership of the individual or group as a percent of the 6,335,965 shares of common stock outstanding as of December 31, 2008, plus the 370,000 shares acquirable under stock options on December 31, 2008.

Item 13.	Certain Relationships and Related Transactions and Related Transactions, and Director Independence.

Directors C. Lee Cooke, Jr., Thomas L. Langford, Philip Uhrhan and David C. Kurland are all considered independent by the Company. The Company has not conducted any business with any of such directors or the companies with which they are associated, nor is any of such directors associated with the Company’s auditors. None of such directors owns even one half of one percent of the Company’s stock (excluding options), and none receives a fee for acting as a director. No family member of any of such directors is or has been employed by the Company.

Item 14.	Principal Accountant’s Fees and Services

Fitts, Roberts & Co., P.C. was the Company’s independent accountants until March 11, 2008, when they were replaced by Ramirez International (see Item 9 above).

Audit Fees Paid to Principal Accounting Firm

Aggregate fees of Reliability to Fitts, Roberts & Co., P.C. paid during fiscal year 2007 and 2008 are listed below:

Fee category	2007	2008
Audit fees	$59,925	$16,250
Tax fees	12,400	10,600
All other fees	6,975	—

Total fees	$79,300	$26,850

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

PART IV

Item 15.	Exhibits

a)	The following financial statements are filed as part of this report:

1.	Consolidated Financial Statements: Listed in the Index to Financial Statements provided in response to Item 8 hereof (see p. F-1 for Index)

2.	Financial Statement Schedule. Financial Statement schedules are omitted because they are inapplicable or the required information is shown in the financial statements or noted therein.

b)	The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation (with amendment). Reference is made to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

3.2	Restated Bylaws. Reference is made to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

3.3	Amended Bylaws. Reference is made to Exhibit 3.01 of the Company’s Form 8-K, filed on April 6, 2007.

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm—Fitts, Roberts & Co., LLC.

23.2	Consent of Independent Registered Public Accounting Firm—Ramirez International.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.

32	Certification Pursuant to Rule 13a-14(b)/15d-14(b) and Section 1350, Chapter 63, Title 18 of the United States Code (Certification will not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, as amended).

SIGNATURES

In accordance with Section 13 or (15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 27, 2008

RELIABILITY INCORPORATED
(Registrant)

BY	/s/ LARRY EDWARDS
Larry Edwards, Chairman of the Board of Directors,
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE: March 27, 2008

BY	/s/ LARRY EDWARDS
Larry Edwards, Chairman of the Board of Directors,
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ LARRY EDWARDS	DATE: March 27, 2008
Larry Edwards, Director

/s/ THOMAS L. LANGFORD	DATE: March 27, 2008
Thomas L. Langford, Director

/s/ PHILIP UHRHAN	DATE: March 27, 2008
Philip Uhrhan, Director

/s/ C. LEE COOKE JR.	DATE: March 27, 2008
C. Lee Cooke, Jr., Director

/s/ DAVID KURLAND.	DATE: March 27, 2008
David Kurland, Director

RELIABILITY INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Reliability Incorporated

We have audited the accompanying consolidated balance sheet of Reliability Incorporated as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliability Incorporated at December 31, 2007, and the consolidated results of its operations, changes in stockholders’ equity and its cash flows for each of the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

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

We were not engaged to examine management’s assertion about the effectiveness of Reliability Incorporated’s internal control over financial reporting as of December 31, 2007, included as Item 8A in the accompanying 10K, and accordingly, we do not express an opinion thereon.

/s/ Fitts,Roberts & Co., P.C.

Houston, Texas

March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Reliability Incorporated

We have audited the accompanying consolidated balance sheet of Reliability Incorporated as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliability Incorporated at December 31, 2008, and the consolidated results of its operations, changes in stockholders’ equity (deficit) and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company’s circumstances raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ramirez International
Financial & Accounting Services, Inc.

Irvine, California
March 27, 2009

RELIABILITY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$43	$32
Prepaid expenses	—	33
Assets of discontinued operations	—	106

Total current assets	43	171

Other assets
Assets held for sale	—	225

Total Assets	$43	$396

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$31	$42
Accrued liabilities of discontinued operations	13	120

Total current liabilities	44	162

Stockholders’ equity (deficit):
Common stock, without par value; 20,000,000 shares authorized; 6,690,265 shares issued	9,767	9,767
Accumulated deficit	(8,674)	(8,439)
Less treasury stock at cost, 354,300 shares	(1,094)	(1,094)

Total stockholders’ equity (deficit)	(1)	234

	$43	$396

See accompanying notes.

RELIABILITY INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2008	2007
Revenue	$—	$—
Costs and expenses:
General and administrative	108	483
Impairment on real estate held for sale	126	159

Total costs and expenses	234	642

(Gain) loss on sale of assets	1	(3)

Operating income (loss) from continuing operations	(235)	(639)

Other income (expense):
Interest income	—	19
Other income (expense)	(1)	4

Total other income (expense)	(1)	23

Income (loss) from continuing operations, before income taxes	(236)	(616)
Provision for income taxes	—	—

Income (loss) from continuing operations	(236)	(616)
Income (loss) from discontinued operations, net of income taxes	1	(1,377)

Net (loss)	$(235)	$(1,993)

Basic and diluted earning income (loss) per share:
Continuing operations	$(.04)	$(.10)
Discontinued operations	—	(.21)

Net income (loss)	$(.04)	$(.31)

Weighted average shares:
Basic	6,336	6,336

Diluted	6,336	6,336

See accompanying notes.

RELIABILITY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(235)	$(1,993)
Income (loss) from discontinued operations	1	(1,377)

Income (loss) from continuing operations	(236)	(616)
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation and amortization	—	2
Impairment loss on real estate	126	159
(Gain) loss on sale of real estate	1	(3)
Changes in operating assets and liabilities:
Accounts receivable	—	(2)
Prepaid expenses	33	3
Accounts payable and accrued liabilities	(11)	(104)

Total adjustments	149	55

Net cash (used) by continuing operations	(87)	(561)
Net cash (used) by discontinued operations	—	(176)

Net cash (used) by operating activities	(87)	(385)

Cash flows from investing activities:
Capital expenditures	—	(1)
Proceeds from sale of assets	98	—
Acquisition of business (net of cash acquired)	—	(787)

Net cash provided (used) by investing activities	98	(788)

Cash flows from financing activities:
Repayments of short-term debt	—	(53)

Net cash (used) provided by financing activities	—	(53)

Net increase (decrease) in cash	11	(1,226)
Cash and cash equivalents:
Beginning of period	32	1,258

End of period	$43	$32

Supplemental cash flow information:
Owner financing of acquisition costs	—	$2,635

See accompanying note.

RELIABILITY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

AND ACCUMULATED OTHER COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock (At Cost)		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Amount
	Shares	Amount		Shares	Amount
Balance at December 31, 2006	6,690	$9,449	$318	(354)	$(1,094)	$(6,446)	$—	$2,227

Net (loss)						(1,993)		(1,993)

Balance at December 31, 2007	6,690	$9,449	$318	(354)	$(1,094)	$(8,439)	$—	$234

Net (loss)						(235)		(235)

Balance at December 31,2008	6,690	$9,449	$318	(354)	$(1,094)	$(8,674)	$—	$(1)

See accompanying notes.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1. DISCONTINUANCE OF ALL OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DISCONTINUANCE OF ALL OPERATIONS AND LIQUIDITY

During the past eight years, Reliability Incorporated and its subsidiaries (collectively referred to as “Reliability” or the “Company”) have sustained significant negative financial results, including substantial decreases in revenues, net income, backlog, and cash flows from operating activities that are generally attributable to operating losses. Due to the deterioration in its financial position, the Company has undergone significant restructuring to reduce its expenses and improve its liquidity, including: the closure of its Power Sources’ Costa Rica facility, significant downsizing of its domestic and international workforce, the sale of its Power Sources division, the closure of its Services division in Singapore, eliminated all research and development for test equipment, and the sale of its Houston headquarters facility. As a result of these actions, the Company significantly reduced its expenses and generated some cash. However, based upon its current financial position, and an evaluation of the prospects for continuing to operate its historical business lines, the Company concluded that it should explore other possibilities.

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

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Upon the closing of the sale of a portion of Reliability’s North Carolina real estate on October 26, 2007, the previous owner received the $325,000, and the sale of Medallion Electric, the release of the liens, and cancellation of all the obligations was consummated. At the time of the sale, the previous owner held two notes totaling $1.9 million, which were due October 1, 2007, and an earnout agreement which called for a minimum payment of $750,000 over three years. The notes were secured by the assets of Medallion and the North Carolina property owned by Reliability. The sale of Medallion back to previous owner included a release of all liability on the notes and the earnout agreement, assumption of all Medallion ordinary course of business debts and obligations, mutual releases between Reliability and previous owner, including a release of the security for the notes. The net proceeds from the sale of a part of the North Carolina real estate to Reliability, after the $325,000 payment and all other expenses of the sale, were $292,000. The Company retained the ownership of 10 acres of land in North Carolina. An impairment loss of $159,000 was recorded in the third quarter of 2007 to reduce the carrying value of the land and building sold in October 2008 and the remaining 10 acres of land held for sale. The ten acres was sold in August of 2008 with net proceeds received of $98,000. An impairment loss of $126,000 was recorded in June 2008 to further reduce the carrying value on the ten acres to its value of final disposition.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, upon the completion of the sale of Medallion Electric, the Company has no further operating activities and is now a shell company. The Company has concluded that it should sell the company or identify a merger partner. There can be no assurances that the Company will be successful in completing such a transaction or be able to maintain sufficient liquidity over a period of time that will allow it to carry out these actions, in which case the Company might be forced to liquidate or seek protection under the Federal bankruptcy statutes, or both.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for financial information and with instructions to Form 10-K. The consolidated financial statements include the financial transactions and accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s business segments, Services, Testing Products, and Electrical Contracting Services are reported as discontinued operations in the accompanying Balance Sheet and Statement of Operations for each period presented.

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

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

IMPAIRMENT OF LONG-LIVED ASSETS; ASSETS HELD FOR SALE

The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying value or fair value less costs to sell.

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

EARNINGS PER SHARE

The Company determines earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company generated net losses in 2008 and 2007, outstanding stock options would have been anti-dilutive and were not considered in these calculations

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

2. ACQUISITION OF BUSINESS, GOODWILL AND SUBSEQUENT DISPOSAL OF ACQUIRED BUSINESSES

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

December 31, 2008

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

2007
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

The assets and liabilities of the Company’s former Services division are reported as assets of discontinued operations and accrued liabilities of discontinued operations in the accompanying Consolidated Balance Sheets for each period presented. The assets and accrued liabilities from discontinued operations are as follows (in thousands):

	December 31, 2008	December 31, 2007
Assets:
Cash	$—	$91
Accounts receivable	—	15

	$—	$106

Accrued liabilities:
Accrued payroll and termination benefits	$13	$113
Other accrued liabilities	—	7

	$13	$120

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

The loss from the operations of the Electrical Contracting Services is included in the table below.

Results of operations for the Company’s former Power Sources, Services, Testing Products, and Electrical Contracting Services segments are reported as discontinued operations in the accompanying Statement of Operations for each period presented. Net sales and the loss from discontinued operations are as follows (in thousands):

	2008	2007
Revenues:
Services	—	36
Testing Products	—	6
Electrical Contracting Services	—	1,956

	$—	$1,998

Income (loss) from discontinued operations:
Services	1	(131)
Testing Products	—	4
Electrical Contracting Services	—	(1,250)

	$1	$(1,377)

4. IMPAIRMENT LOSS

On October 26, 2007, seven and one half acres of the land and a building that had been held for sale for a number of years were sold for $675,000 cash. The Company retained 10 acres of land adjacent to the property that was sold. An impairment loss of $159,000 was recorded in the third quarter of 2007 to reduce the carrying value of the real estate held for sale. The remaining ten acres was sold in August 2008 with net proceeds received of $98,000, and an impairment loss of $126,000 recorded in June 2008 to reduce the carrying value of the ten acres to its value at final disposition.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

5. INCOME TAXES

The components of income (loss) before income taxes from continuing operations are as follows (in thousands):

	2008	2007
(In thousands)
Income (loss) from continuing operations	$(236)	$(616)

The components of income tax expense (benefit) consists of the following (in thousands):

	2008	2007
Federal income taxes:
Current	$—	$—
Deferred	—	—
State income taxes:
Current	—	—
Deferred	—	—
Foreign income taxes:
Current	—	—
Deferred	—	—

	$—	$—

The Company’s effective tax rate differs from the U. S. federal statutory rate of 34% as follows:

	2008	2007
	(In thousands)
Income tax expense (benefit) at the U. S. federal statutory rate	$(80)	$(209)
Change in valuation allowance	80	209
	—	—

	$—	$—

The significant components of the Company’s net deferred tax assets (liabilities) at December 31, 2008 were as follows (in thousands):

	2008	2007
Deferred tax assets:
Impairment reserves	$—	$54
Net operating loss carryover	5,442	5,308
Capital loss carryover	199	199

Total deferred tax assets	5,641	5,561
Valuation allowance	5,641	5,561

Net deferred tax assets	$0	$0

The Company has established valuation allowances related to certain tax benefits where management believes that the available evidence indicates that it is more likely than not that the Company will not realize the tax benefit. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

At December 31, 2008, the Company had U.S. net operating loss carryforwards of $15.5 million that will expire commencing in 2023 through 2028. These carryforwards may be subject to certain limitations on annual utilization in the event of a change in ownership, as defined by tax law.

The Company made no cash payments for income taxes in 2008 or 2007.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

6. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2008 and 2007 consists of the following (in thousands):

	2008	2007
Legal and Accounting	$27	$16
Property Tax	—	5
Insurance	—	19
Other	4	2

Total	$31	$42

7. EMPLOYEE STOCK SAVINGS PLAN

The Reliability Incorporated Employee Stock Saving Plan (the “Plan”) (As Amended and Restated Effective January 1, 2000) was terminated effective November 16, 2006, with all accounts fully vested as of such date. The Company filed the termination of the Plan with the Internal Revenue Service to request a favorable letter of determination and notified all employees covered by the Plan of its termination, and their rights to final payment thereunder. The Company received a favorable letter of determination from the Internal Revenue Service.

The Plan allowed eligible United States employees to contribute up to 100% of defined compensation to the Plan and to elect to have contributions not be subject to Federal income taxes under Section 401(k) of the Internal Revenue Code. The Company matched employee contributions to the Plan at a rate equal to 50% of the employee’s contribution, but the Company’s matching contribution was limited to 2% of the employee’s defined compensation. The Company also made a voluntary contribution of an amount equal to 1% of the defined compensation of all participants. The Company also contributed a profit sharing amount based on the consolidated profits of the Company. The maximum profit sharing contribution was 5% of compensation. The Company’s contributions for matching and voluntary contributions were $0 in 2007 and $0 in 2008.

The Company registered and reserved 500,000 shares in 1992, and registered and reserved 500,000 additional shares in 2001, of common stock for sale to the Plan. The registration statements cover shares purchased both in the open market and from the Company. The Plan did not purchase any shares from the Company during the three-year period ending in 2008

At December 31, 2008, 354,300 reserved shares remain unissued under the 2001 registration statement. There are no plans to issue the reserved shares as the plan has been terminated.

RELIABILITY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

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

Under the Company’s Amended and Restated 1997 Stock Option Plan (the “Plan”), no further option grants are allowed after February 26, 2007, but options theretofore granted shall remain in effect until satisfied or terminated pursuant to the Plan. No options were granted under the Plan during the year ended December 31,2008.

At December 31, 2006, all options were fully vested, thus no further stock option expense will be recorded related to the Plan. The weighted-average remaining contractual term, as of December 31, 2007, was 8.80 years for outstanding and exercisable options. The following table summarizes option activity for the year ended December 31, 2008:

	Number of Options	Weighted Average Price
Balance as of December 31, 2006	951,851	$1.67
Expired or canceled	(581,851)	2.60
Exercised	—	—
Granted	—	—

Balance as of December 31, 2007 and 2008	370,000	$.21

All the options outstanding on the 370,000 shares under the Company’s Stock Option Plan are exerciseable until July 18, 2016, when they expire. In addition to the options outstanding under the Company’s Stock Option Plan, 100,000 options issued in connection with a business combination were outstanding and exercisable at December 31, 2007 at $1.50 per share. These options were forfeited January 18, 2008.

RELIABILITY INCORPORATED

INDEX TO EXHIBITS

Exhibit Number	Description
21	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm—Fitts, Roberts & Co.,LLC.
23.2	Consent of Independent Registered Public Account Firm—Ramirez International.
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32	Certification Pursuant to Rule 13a-14(b)/15d-14(b) and Section 1350, Chapter 63, Title 18 of the United States Code (Certification will not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, as amended).