Form 10-Q
period 2009-03-31
RELIABILITY INC
filed 2009-05-14
CIK 34285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number 0-7092

RELIABILITY INCORPORATED
(Name of registrant in its charter)

TEXAS	75-0868913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

410 Park Avenue - 15th Floor, New York, NY	91362
(Address of principal executive offices)	(Zip Code)

(212) 231-8359
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

 State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,630,000 shares of Common Stock, no par value, as of May 13, 2009.

RELIABILITY INCORPORATED
RELIABILITY INCORPORATED, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2009

Item 1.    Financial Statements

RELIABILITY INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS	March 31, 2009 (unaudited)	December 31, 2008
Current assets:
Cash and cash equivalents	$51	$43

Total current assets	51	43

Other assets
Assets held for sale	—	—
Total Assets	$51	$43

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$9	$31
Accrued liabilities of discontinued operations	13	13
Total current liabilities	22	44

Stockholders’ equity (deficit):
Common stock, without par value; 20,000,000 shares authorized; 9,984,300 and 6,690,265 shares issued respectively	9,767	9,767
Accumulated deficit	(8,684)	(8,674)
Less treasury stock at cost, 354,300 shares	(1,094)	(1,094)

Total stockholders’ equity (deficit)	29	(1)

	$51	$43

See accompanying notes.

RELIABILITY INCORPORATED
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended March 31,
	2009	2008
General and administrative	$10	$24
Total cost and expenses	10	24
Operating loss from continuing operations	(10)	(24)
Other income (expense):
Interest income	—	0
Other income	0	0
Total other income (expense)	0	0
Loss from continuing operations, before income taxes	(10)	(24)
Provision for income taxes	—	—
Loss from continuing operations	(10)	(24)
Loss from discontinued operations, net of income tax provisions of nil	(0)	(2)
Net loss	$(10)	$(26)
Basic and diluted loss per share:
Continuing operations	$(.00)	$(.00)
Discontinued operations	(.00)	(.00)
Net loss	$(.00)	$(.00)
Weighted average shares:
Basic	9,630	6,336
Diluted	9,630	6,336

See accompanying notes.

RELIABILITY INCORPORATED
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(10)	$(26)
Loss from discontinued operations	—	(2)
Loss from continuing operations	(10)	(24)
Changes in operating assets and liabilities:
Accounts receivable	—	4
Prepaid expenses	—	13
Accounts payable	(22)	—
Accrued liabilities	—	(2)
Total adjustments	(22)	15
Net cash used by continuing operations	(32)	(9)
Net cash used provided by discontinued operations	—	(2)
Net cash used by operating activities	(32)	(11)
Net cash (used) provided by investing activities	—	—
Cash flows from financing activities:
Repayment of note payable		(7)
Paid in Capital	40
Net cash provided (used) by financing activities	40	(7)
Net (decrease) increase in cash	8	(18)
Cash and cash equivalents:
Beginning of period	43	32
End of period	$51	$14

See accompanying notes.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

1. DISCONTINUANCE OF ALL OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Discontinuance of all Operations and Liquidity

Over a period of years, the Company sustained significant negative financial results, including substantial decreases in revenues, net income, and cash flows from operating activities.  Due to the deterioration in its financial position, the Company undertook significant steps to reduce its expenses and improve the Company’s liquidity, including the sale and discontinuance of all operations. Based upon its current financial position, the Company concluded that it should pursue the following course of action: sell its remaining real estate holding and invest in another line of business through a purchase or merger.

On April 1, 2007, Reliability completed the merger of its wholly owned subsidiary, Reliability-Medallion, Inc., a Florida corporation, into Medallion Electric Acquisition Corporation and the indirect acquisition, through Medallion Electric Acquisition Corporation, of Medallion Electric, Inc. Medallion Electric Acquisition Corporation was incorporated under the laws of the State of Florida on December 8, 2006 to facilitate a merger between business entities and was considered to be a development stage company with no operations at March 31, 2007. On June 21, 2007, the Company changed the name of Medallion Electric Acquisition Corporation ( “MEAC” ) to Reliability Contractors of Florida, Inc. Reliability Contractors of Florida, Inc. is a wholly-owned subsidiary of Reliability.

Medallion Electric, Inc. (“Medallion Electric” or “Medallion” ) was incorporated in the State of Florida in 1980. Medallion Electric is an electrical contracting company, located in Coral Springs, Florida, specializing in electrical contracting services to residential homebuilders, with its major assets consisting of contracts for services to be performed and accounts receivable. Medallion Electric is a wholly-owned subsidiary of Reliability Contractors of Florida, Inc. (collectively referred to as “Reliability Florida” or “Electrical Contracting Services” ).

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

On October 12, 2007, the Company and its subsidiaries Reliability Contractors of Florida, Inc. and Medallion Electric, Inc. entered into a Settlement, Sale of Stock and Release Agreement ( “Agreement” ) with Mr. Ronald Masaracchio, the previous owner, pursuant to which Reliability Contractors sold back the stock of Medallion effective October 1, 2007. The Company agreed to pay $325,000 upon the closing of the sale of part of the Company’s North Carolina real estate, which was under a purchase and sale contract, and transfer 100% of the Medallion stock to the previous owner, who agreed to release all the liens against the Company’s assets, cancel all the notes, and release the Company from any and all of its

RELIABILITY INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

obligations to him. In addition to the $325,000, Reliability transferred all the stock of Medallion which held assets that were valued at approximately $1.7 million on Reliability’s balance sheet and liabilities which were generated in the normal course of business at Medallion valued at approximately $529,000.

Upon the closing of the sale of a portion of Reliability’s North Carolina real estate on October 26, 2007, the previous owner received the $325,000, and the sale of Medallion Electric, the release of the liens, and cancellation of all the obligations was consummated. At the time of the sale, the previous owner held two notes totaling $1.9 million, which were due October 1, 2007, and an earnout agreement which called for a minimum payment of $750,000 over three years. The notes were secured by the assets of Medallion and the North Carolina property owned by Reliability. The sale of Medallion back to previous owner included a release of all liability on the notes and the earnout agreement, assumption of all Medallion ordinary course of business debts and obligations, mutual releases between Reliability and previous owner, including a release of the security for the notes. The net proceeds from the sale of a part of the North Carolina real estate to Reliability, after the $325,000 payment and all other expenses of the sale, were $292,000. The Company retained the ownership of 10 acres of land in North Carolina.  An impairment loss of $159,000 was recorded in the third quarter of 2007 to reduce the carrying value of the land and building sold in October 2008 and the remaining 10 acres of land held for sale. The ten acres were sold in August of 2008 with net proceeds received of $98,000.  An impairment loss of $126,000 was recorded in June 2008 to further reduce the carrying value on the ten acres to its value of final disposition.

On March 11, 2009, Reliability Incorporated issued 3,294,035 shares of its common stock, no par value, to five individual investors for $0.012 per share, or $39,500.

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

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated financial statements include the financial transactions and accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

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

Earnings Per Share

The Company determines earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company generated net losses in the first quarters of 2009 and 2008, outstanding stock options would have been anti-dilutive and were not considered in these calculations.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

2. INCOME TAXES

Deferred income taxes are provided under the liability method and reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. The Company establishes valuation allowances when the realization of specific deferred tax assets are subject to significant uncertainty. The Company has recorded no tax benefits on its operating losses, as the losses will have to be carried forward and realization of any benefit is uncertain.

At March 31, 2009, the Company had U.S. net operating loss carryforwards of $15.5 million that will expire commencing in 2023 through 2027. These carryforwards may be subject to certain limitations on annual utilization in the event of a change in ownership, as defined by tax law. See Note 5 in the Company’s 10-K dated December 31, 2008.

3. ACCRUED LIABILITES

Accrued liabilities as of March 31, 2009 and December 31, 2008 consist of the following (in thousands):

	2009	2008
Property Tax	$—	$—
Professional Fees	9	27
Other	—	4
Total	$9	$31

4. ASSETS HELD FOR SALE AND IMPAIRMENT LOSS

The ten acres of land was sold in August of 2008 with net proceeds received of $98,000.  An impairment loss of $126,000 was recorded in June 2008 to further reduce the carrying value on the ten acres to its value of final disposition.

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

The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on a number of factors, including historical volatility of the Company’s stock. The Company uses the “shortcut” method described in SAB Topic 14D.2 for determining the expected life used in the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. As the Company has not declared dividends since it became a public entity, no dividend yield is used in the calculation. No options were granted during the three months ended March 31, 2009.

At March 31, 2009, there were no unvested option grants, thus no further stock option expense will be recorded until such time that additional grants are made. The weighted-average remaining contractual term, as of March 31, 2009, was 7.6 years for outstanding and exercisable options. The following table summarizes option activity for the three months ended March 31, 2009:

	Number of Options	Weighted Average Price
Balance as of December 31, 2008	370,000	$.21
Expired or canceled	—	—
Exercised	—	—
Granted	—	—
Balance as of March 31, 2009	370,000	$.21

In addition to the options outstanding under The Company’s Stock Option Plan, 100,000 options were issued in connection with a business combination were and were outstanding and exercisable at December 31, 2007. These options were canceled as of January, 2008.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

6. DISCONTINUED OPERATIONS

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

The assets and liabilities of the Company’s former Services segment are reported as assets of discontinued operations and accrued liabilities of discontinued operations in the accompanying Consolidated Balance Sheet for each period presented. The company expects these liabilities to be settled in the three months ending June 30, 2009. There are no remaining assets or liabilities of the Company’s former Power Sources or Testing Products segment. The assets and accrued liabilities from discontinued operations of the Company’s former Services segment as of March 31, 2009 and December 31, 2008 are as follows (in thousands):

	2009	2008
Assets:
Cash	$0	$0
Accounts receivable	0	0

	$0	$0
Accrued liabilities:
Accrued payroll and termination benefits	$13	$13
Other accrued liabilities	0	0
	$13	$13

RELIABILITY INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS
March 31, 2009

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

CRITICAL ACCOUNTING POLICIES AND COMMENTS RELATED TO OPERATIONS

The Company has defined a critical accounting policy as one that is both important to the portrayal of the Company’s financial condition and results of operations and requires the management of the Company to make difficult, subjective or complex judgments. Estimates and assumptions about future events and their effects cannot be perceived with certainty. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. There have been no material changes or developments in the Company’s evaluation of the accounting estimates and the underlying assumptions or methodologies that it believes to be Critical Accounting Policies and Estimates as disclosed in its Form 10-K for the year ended December 31, 2008.

Management’s Discussion included in the Form 10-K for the year ended December 31, 2008 includes discussion of various factors related to the decline in the Company’s revenues and items related to the Company’s results of operations, liquidity, merger and acquisition. There have been no other significant changes in most of the factors discussed in the Form 10-K and many of the items discussed in the Form 10-K are relevant to 2009 operations; thus the reader of this report should read Management’s Discussion included in Form 10-K for the year ended December 31, 2008.

RELIABILITY INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS
March 31, 2009

RESULTS OF OPERATIONS

Three months ended March 31, 2009 compared to three months ended March 31, 2008.

Revenues and Gross Profit.
Revenues and gross profit for the three months ended March 31, 2009, and March 31, 2008 were both reported as zero, since all operations have been discontinued.

General and Administrative

General and administrative expenses decreased from $24,000 for the three months ended March 31, 2008 to $10,000 for the first quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company has undertaken steps to reduce its expenses and improve the Company’s liquidity, including the sale and discontinuance of all operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has currently has no operating activities. There can be no assurances that the Company will be able to successfully complete a merger or acquisition or be able to maintain sufficient liquidity to continue to seek a merger or acquisition, in which case the Company might be forced to liquidate or seek protection under the Federal bankruptcy statutes, or both.

Net cash used by operating activities during the three months ended March 31, 2009 was $32,000 compared to $11,000 in the comparable period of 2008. The principal items contributing to the difference were a lower loss from continuing operations of $10,000 in 2009 as compared to $24,000 in 2008, and the payment of $22,000 of accounts payable in 2009.

The Company consumed $7,000 in financing activities, during the three months ended March 31, 2008.  The company received $39,500 in paid in capital in March 2009 from the sale of 3,294,035 new shares to accredited investors.

On March 13, 2009, Fitts, Roberts & Co., P.C. (“Fitts, Roberts”), the Company’s independent accountant, resigned by mutual agreement with the Company, due to scheduling matters at Fitts Roberts and its withdrawal from the public company auditing practice. The audit reports of Fitts, Roberts for the Company’s fiscal year ended December 31, 2007 and for the fiscal year ended December 31, 2006 included an emphasis paragraph regarding uncertainty about the Company’s ability to continue as a going concern. Except for the going concern paragraph in the audit reports on the financial statements for the last two years, the reports of Fitts, Roberts did not contain an adverse opinion or disclaimer of opinion, and were not otherwise qualified or modified as to uncertainty, audit scope or accounting principles. The resignation of Fitts, Roberts. was considered by the Board of Directors of the Company and approved by the Chairman of the Audit Committee, under authority from the Board of Directors.

During the two most recent fiscal years and in the subsequent interim period, there have been no disagreements with Fitts, Roberts on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure in connection with its reports of the nature identified in Item 304(a)(1)(iv).

During the two most recent fiscal years and the subsequent interim period, Fitts, Roberts has not advised Reliability of any of the events identified in Item 304(a)(1)(v) of Regulation S-K, nor does any issue with Fitts, Roberts remain unresolved.

Reliability provided to Fitts, Roberts the disclosure contained in this Form 8-K and requested Fitts, Roberts to furnish a letter addressed to the Securities and Exchange Commission stating whether Fitts, Roberts agrees with the statements made by the Company herein, and if not, stating the respects in which Fitts, Roberts does not agree.

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

On March 30, 2009 a change of control occurred.  At a March 30, 2009 Special Meeting of Shareholders, Jay A. Gottlieb, Greggory A. Schneider, Michael Pearce, Joshua Krom and Ron Gutterson were elected by a majority of the outstanding voting common stock.

The sole purpose of Meeting was the election of a Board of Directors, noting that none of the old directors stood for re-election. A total of 5,083,355 common shares (or 53% of Registrant’s outstanding common) was present in person or by proxy at the Meeting and voted in favor of the election of all Board Designees. As permitted under Texas law and specific provisions of Registrant’s Bylaws, the Board Designees will fill out the terms until the next election of Directors.

Concurrently, the following officerships were also assigned, effective immediately: Mr. Gottlieb (Chairman of the Board, Secretary and Treasurer) and Mr. Schneider (Chief Financial Officer).

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 and 4T.     Controls and Procedures.

After current management gained control of the Company in April 2009, the Company appointed a Chief Financial Officer so that the respective duties of the principal executive officer and principal financial officer are segregated..  There now being three people involved in any Company financial transactions.  Specifically, all bills are sent to the bookkeeper and the President/CEO authorizes all expenditures, checks are then drawn by the bookkeeper for payment based on such authorization and, finally, the CFO signs the check and distributes.  In fact, with regard to all expenditures, the President/CEO has never signed a check, the CFO can not sign a check unless the bookkeeper has prepared and the bookkeeper has no check signing authority.  With regard to revenues, since the Company has discontinued operations, its only function being to find a merger partner.  Revenues are minimal and the foregoing internal process should be effective to fulfill its internal controls and financial reporting responsibilities.

a)    Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the CEO concluded that the disclosure controls and procedures as of the end of the period covered by this report were effective.

(b)   Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting, known to the CEO, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RELIABILITY INCORPORATED
OTHER INFORMATION

PART II - OTHER INFORMATION
March 31, 2009

Items 1 through 5 are not applicable and have been omitted.

Item 6.    Exhibits:

The following exhibits are filed as part of this report:

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RELIABILITY INCORPORATED (Registrant)

May 13, 2009	/s/ Jay Gottlieb
Jay Gottlieb President and Chief Executive Officer
/s/ Gregg Schneider
Gregg Schneider Chief Financial Officer