Form 10-Q
period 2009-06-30
RELIABILITY INC
filed 2009-08-13
CIK 34285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from____________to_____________.

Commission File Number 0-7092

RELIABILITY INCORPORATED
(Name of registrant in its charter)

TEXAS	75-0868913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

410 Park Avenue - 15 th Floor, New York, NY	91362
(Address of principal executive offices)	(Zip Code)

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
Yes   ☒    No   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,630,000 shares of Common Stock, no par value, as of August 13, 2009.

RELIABILITY INCORPORATED
RELIABILITY INCORPORATED, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2009

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	3

	Consolidated Statement of Operations for the Three Months Ended June 30, 2009 and 2008 (Unaudited)	4

	Consolidated Statement of Operations for the Six Months Ended June 30, 2009 and 2008 (Unaudited)	5

	Consolidated Statements of Cash Flows for the Six Months ended June 30, 2009 and 2008 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION		17

Item 6.	Exhibits	18-21

Signatures		17

Item 1. Financial Statements

RELIABILITY INCORPORATED
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS	June 30, 2009 (unaudited)	December 31, 2008
Current assets:
Cash and cash equivalents	$37	$43

Total current assets	37	43
Total Assets	$37	$43

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$--	$31
Accrued liabilities of discontinued operations	13	13
Total current liabilities	13	44

Stockholders’ equity (deficit):
Common stock, without par value; 20,000,000 shares authorized; 9,984,300 and 6,690,265 shares issued respectively	9,807	9,767
Accumulated deficit	(8,689)	(8,674)
Less treasury stock at cost, 354,300 shares	(1,094)	(1,094)

Total stockholders’ equity (deficit)	24	(1)

	$37	$43

The accompanying notes are an integral part of these financial statements

RELIABILITY INCORPORATED
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended June 30,
	2009	2008
General and administrative	$1	$24
Impairment on real estate held for sale	0	126
Total cost and expenses	1	150
Operating loss from continuing operations	(1)	(150)
Other income (expense)
Other (expense)	—	(3)
Total other income (expense)	—	(3)
Loss from continuing operations, before income taxes	(1)	(153)
Loss from continuing operations	(1)	(153)
Loss from discontinued operations, net of income tax provisions of nil	0	(8)
Net Loss	$(1)	$(161)
Basic and diluted loss per share:
Continuing operations	$(.00)	$(.03)
Discontinued operations	(.00)	(.00)
Net (loss)	$(.00)	$(.03)
Weighted average shares:
Basic	9,630	6,336
Diluted	9,630	6,336

The accompanying notes are an integral part of these financial statements

RELIABILITY INCORPORATED
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Six months ended June 30,
	2009	2008
General and administrative	$14	$50
Impairment on real estate held for sale	0	126
Total cost and expenses	14	176
Operating loss from continuing operations	(14)	(176)
Loss from continuing operations, before income taxes	(14)	(176)
Provision for income taxes	(1)	—
Loss from continuing operations	(15)	(176)
Loss from discontinued operations, net of income tax provisions of nil	(0)	(10)
Net Loss	$(15)	$(186)
Basic and diluted loss per share:
Continuing operations	$(.00)	$(.03)
Discontinued operations	(.00)	(.00)
Net (loss)	$(.00)	$(.03)
Weighted average shares:
Basic	9,630	6,336
Diluted	9,630	6,336

The accompanying notes are an integral part of these financial statements

RELIABILITY INCORPORATED
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(15)	$(186)
Loss from discontinued operations	—	(10)
Loss from continuing operations	(15)	(176)
Impairment of Real Estate	—	126
Changes in operating assets and liabilities:
Accounts receivable	—	4
Prepaid expenses	—	28
Accounts payable	(31)	—
Accrued liabilities	—	(13)
Total adjustments	(31)	145
Net cash used by continuing operations	(46)	(31)
Net cash used by operating activities	(46)	(31)
Net cash (used) provided by investing activities	—	—
Cash flows from financing activities:
Issuance of stock	40	—
Net cash provided (used) by financing activities	40	—
Net (decrease) increase in cash	(6)	(31)
Cash and cash equivalents:
Beginning of period	43	32
End of period	$37	$1
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements

ELIABILITY INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

1. DISCONTINUANCE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Medallion Electric, Inc. ( “Medallion Electric” or “Medallion” ) was incorporated in the State of Florida in 1980. Medallion Electric is an electrical contracting company, located in Coral Springs, Florida, specializing in electrical contracting services to residential homebuilders, with its major assets consisting of contracts for services to be performed and accounts receivable. Medallion Electric is a wholly-owned subsidiary of Reliability Contractors of Florida, Inc. (collectively referred to as “Reliability Florida” or “Electrical Contracting Services” ).

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
June 30, 2009

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

On March 11, 2009, Reliability Incorporated issued 3,294,035 shares of its common stock, no par value, to five individual investors for $0.012 per share, or approximately $39,500, resulting in a change in control of the Company.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, upon the completion of the sale of Medallion Electric, the Company has no further operating activities, and has limited working capital and stockholders’ equity. These matters raise substantial doubt about  the Company’s ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company’s ability to meet its financing requirements, raise additional capital, and the success of its future operations.  Management’s plans are to complete a merger or acquisition or be able to maintain sufficient liquidity to continue to seek a merger or acquisition.  There can be no assurances that the Company will be able to accomplish this successfully, in which case the Company might be forced to liquidate or seek protection under the Federal bankruptcy statutes, or both. Management believes that actions planned and presently being taken provide an opportunity for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from these uncertainties.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June  30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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
June 30, 2009

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

Impairment of Long-Lived Assets; Assets Held for Sale

The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets . This Statement requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying value or fair value less costs to sell.

Earnings Per Share

The Company determines earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share . Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company generated net losses in the first two quarters of 2009 and 2008, outstanding stock options would have been anti-dilutive and were not considered in these calculations.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

At June 30, 2009, the Company had U.S. net operating loss carryforwards that will expire commencing in 2023 through 2027. These carryforwards may be subject to certain limitations on annual utilization in the event of a change in ownership, as defined by tax law. See Note 5 in the Company’s 10-K dated December 31, 2008.

3. ACCRUED LIABILITES

Accrued liabilities as of June 30, 2009 and December 31, 2008 consist of the following (in thousands):

	2009	2008
Professional Fees	0	27
Other	—	4
Total	$0	$31

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

The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on a number of factors, including historical volatility of the Company’s stock. The Company uses the “shortcut” method described in SAB Topic 14D.2 for determining the expected life used in the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. As the Company has not declared dividends since it became a public entity, no dividend yield is used in the calculation. No options were granted during the three months ended June 30, 2009.

At June 30, 2009, there were no unvested option grants, thus no further stock option expense will be recorded until such time that additional grants are made. The weighted-average remaining contractual term, as of June 30, 2009, was 7.6 years for outstanding and exercisable options. The following table summarizes option activity for the three months ended June 30, 2009:

	Number of Options	Weighted Average Price
Balance as of December 31, 2008	370,000	$.21
Forfeited or canceled	—	—
Exercised	—	—
Granted	—	—
Balance as of June 30, 2009	370,000	$.21

In addition to the options outstanding under The Company’s Stock Option Plan, 100,000 options were issued in connection with a business combination were and were outstanding and exercisable at December 31, 2007. These options were canceled as of January 2008.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

The assets and liabilities of the Company’s former Services segment are reported as assets of discontinued operations and accrued liabilities of discontinued operations in the accompanying Consolidated Balance Sheet for each period presented. The company expects these liabilities to be settled in the three months ending September 30, 2009. There are no remaining assets or liabilities of the Company’s former Power Sources or Testing Products segment. The assets and accrued liabilities from discontinued operations of the Company’s former Services segment as of June 30, 2009 and December 31, 2008 are as follows (in thousands):

	2009	2008
Assets:
Cash	$0	$0
Accounts receivable	0	0

	$0	$0
Accrued liabilities:
Accrued payroll and termination benefits	$13	$13
Other accrued liabilities	0	0
	$13	$13

RELIABILITY INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS
June 30, 2009

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

RELIABILITY INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS
June 30, 2009

RESULTS OF OPERATIONS

Three months ended June 30, 2009 compared to three months ended June 30, 2008.

Revenues and Gross Profit.
Revenues and gross profit for the three months ended June 30, 2009, and June 30, 2008 were both reported as zero, since all operations have been discontinued.

General and Administrative

General and administrative expenses decreased from $24,000 for the three months ended June 30, 2008 to $1,000 for the three months ended June 30, 2009.  This was partially due to lowered expenses and reversal of accrued liabilities.

Six months ended June 30, 2009 compared to six months ended June 30, 2008.

Revenues and Gross Profit.
Revenues and gross profit for the six months ended June 30, 2009, and June 30, 2008 were both reported as zero, since all operations have been discontinued.

General and Administrative

General and administrative expenses decreased from $50,000 for the six months ended June 30, 2008 to $14,000 for the six months ended June 30, 2009.  This was partially due to lowered expenses and reversal of accrued liabilities.

Net Loss
Net loss decreased from $186,000 at June 30, 2008 to $15,000 for the six month period ending June 30, 2009. This improvement resulted from a reduction in real estate impairment charges and general administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has undertaken steps to reduce its expenses and improve the Company’s liquidity, including the sale and discontinuance of all operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company currently has no operating activities. There can be no assurances that the Company will be able to successfully complete a merger or acquisition or be able to maintain sufficient liquidity to continue to seek a merger or acquisition, in which case the Company might be forced to liquidate or seek protection under the Federal bankruptcy statutes, or both.

Net cash used by operating activities during the six months ended June 30, 2009 was $46,000 compared to $31,000 in the comparable period of 2008. The principal items contributing to the difference were a lower loss from continuing operations of $15,000 in 2009 as compared to $176,000 in 2008, and the payment of $31,000 of accounts payable in 2009.

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

On July 22, 2009 Reliability, Inc. announced that the Board of Directors of the Company has by mutual consent terminated the appointment of Ramirez International Financial & Accounting Services, Inc. (Ramirez International) as independent accountants of the Company, and appointed the firm of Schumacher & Associates, Inc. as the new independent accountants of the Company.

The change in accountants resulted from a desire to conserve corporate assets and reduce expenses.

The Company stated that during its most recently completed fiscal year ended December 31st 2008, the subsequent interim period ended March 31, 2009 and through termination on July 21, 2009, there were no disagreements with Ramirez International on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

The audit report of Ramirez International for the Company’s fiscal year ended December 31, 2008 included an emphasis paragraph regarding uncertainty about the Company’s ability to continue as a going concern.

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

Concurrently, the following officerships were elected: Mr. Gottlieb (Chairman of the Board, Secretary and Treasurer) and Mr. Schneider (Chief Financial Officer).

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
June 30, 2009

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
RELIABILITY INCORPORATED (Registrant)

August 13, 2009	/s/ Jay Gottlieb
Jay Gottlieb President and Chief Executive Officer
/s/ Gregg Schneider
Gregg Schneider Chief Financial Officer