Form 10-Q
period 2009-09-30
RELIABILITY INC
filed 2009-11-16
CIK 34285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from_____________to______________.

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
Yes   ☒    No   ☐

 State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,630,000 shares of Common Stock, no par value, as of November 13, 2009.

RELIABILITY INCORPORATED
RELIABILITY INCORPORATED, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended September 30, 2009

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	3

	Consolidated Statement of Operations for the Three Months Ended September 30, 2009 and 2008 (Unaudited)	4

	Consolidated Statement of Operations for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	5

	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2009 and 2008 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION		17

Item 6.	Exhibits	17

Signatures		17

Item 1. Financial Statements

RELIABILITY INCORPORATED
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS	September 30, 2009 (unaudited)	December 31, 2008
Current assets:
Cash and cash equivalents	$29	$43
Total current assets	29	43

Total Assets	$29	$43

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$3	$31
Accrued liabilities of discontinued operations	13	13
Total current liabilities	16	44

Stockholders’ equity (deficit):
Common stock, without par value; 20,000,000 shares authorized; 9,984,300 and 6,690,265 shares issued respectively	9,807	9,767
Accumulated deficit	(8,700)	(8,674)
Less treasury stock at cost, 354,300 shares	(1,094)	(1,094)

Total stockholders’ equity (deficit)	13	(1)

	$29	$43

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	(unaudited)
	Three months ended September 30,
	2009	2008
Operating expenses:
General and administrative	$11	$18
Total cost and expenses	11	18
Operating loss	(11)	(18)
Other income (expense)
Other (expense)	-	(4)
Total other income (expense)	-	(4)
Net Loss	$(11)	$(22)
Weighted average shares:
Basic	9,630	6,336
Diluted	9,630	6,336

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	(unaudited)
	Nine months ended September 30,
	2009		2008
Operating expenses:
General and administrative		$25	$68
Impairment on real estate held for sale		-	126
Total cost and expenses		25	194
Operating loss from continuing operations		(25)	(194)
Other income (expense):
Other income (expense)		-	(4)
Total other income (expense)		-	(4)

Loss from continuing operations, before income taxes		(25)	(198)
Provision for income taxes		(1)	-
Loss from continuing operations		(26)	(198)
Loss from discontinued operations, net of income tax provisions of nil		-	(10)
Net Loss		$(26)	$(208)
Basic and diluted loss per share:
Continuing operations	$	Nil	$(.03)
Discontinued operations		Nil	Nil
Net (loss)	$	Nil	$(.03)
Weighted average shares:
Basic		9,630	6,336
Diluted		9,630	6,336

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	(unaudited)
	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(26)	$(208)
Loss from discontinued operations	-	(10)
Loss from continuing operations	(26)	(198)
Impairment of Real Estate	-	126
Changes in operating assets and liabilities:
Prepaid expenses	-	33
Accounts payable and accrued liabilities	(28)	(21)
Total adjustments	(28)	138

Net cash (used by) operating activities	(54)	(60)
Cash flows from investing activities:
Proceeds from sale of assets	-	99
Net cash (used) provided by investing activities	-	99
Cash flows from financing activities:
Issuance of stock for cash	40	-
Net cash provided by financing activities	40	-
Net (decrease) increase in cash	(14)	39
Cash and cash equivalents:
Beginning of period	43	32
End of period	$29	$71
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

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

On April 1, 2007, Reliability completed the merger of its wholly owned subsidiary, Reliability-Medallion, Inc., a Florida corporation, into Medallion Electric Acquisition Corporation and the indirect acquisition, through Medallion Electric Acquisition Corporation, of Medallion Electric, Inc. Medallion Electric Acquisition Corporation was incorporated under the laws of the State of Florida on December 8, 2006 to facilitate a merger between business entities and was considered to be a development stage company with no operations at March 31, 2007. On June 21, 2007, the Company changed the name of Medallion Electric Acquisition Corporation (“MEAC” ) to Reliability Contractors of Florida, Inc. Reliability Contractors of Florida, Inc. is a wholly-owned subsidiary of Reliability.

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
September 30, 2009

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

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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
September 30, 2009

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

Stock Options

The Company recognizes compensation cost relating to stock-based payments, including grants of employee stock options, in the financial statements. That cost is measured based on the fair value of the equity instruments issued. The Company adopted the modified-prospective method for determining the effects of the transition. Under this transition method, the Company recognizes the fair value of stock-based compensation awards as compensation expense in its statement of operations on a straight line basis, over the vesting period, for awards granted after January 1, 2006.

Cash Equivalents

For the purposes of the statements of cash flows, the Company considers all highly liquid cash investments that mature in three months or less when purchased, to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

Earnings Per Share

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
September 30, 2009

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

At September 30, 2009, the Company had U.S. net operating loss carryforwards that will expire commencing in 2023 through 2027. These carryforwards may be subject to certain limitations on annual utilization due to the change in ownership, as defined by tax law. See Note 5 in the Company’s 10-K dated December 31, 2008.

3. ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2009 and December 31, 2008 consist of the following (in thousands):

	2009	2008
Professional Fees	3	27
Other	—	4
Total	$3	$31

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

The Company recognizes compensation cost relating to stock-based payments, including grants of employee stock options, in the financial statements. The Company recognizes the fair value of stock-based compensation awards as compensation expense in its statement of operations on a straight line basis, over the vesting period, for awards granted after January 1, 2006.

The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on a number of factors, including historical volatility of the Company’s stock. The Company uses the “shortcut” method described in SAB Topic 14D.2 for determining the expected life used in the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. As the Company has not declared dividends since it became a public entity, no dividend yield is used in the calculation. No options were granted during the three months ended September 30, 2009.

At September 30, 2009, there were no unvested option grants, thus no further stock option expense will be recorded until such time that additional grants are made. The weighted-average remaining contractual term, as of September 30, 2009, was 7.3 years for outstanding and exercisable options. The following table summarizes option activity for the three months ended September 30, 2009:

	Number of Options	Weighted Average Price
Balance as of December 31, 2008	370,000	$.21
Forfeited or canceled	—	—
Exercised	—	—
Granted	—	—
Balance as of September 30, 2009	370,000	$.21

In addition to the options outstanding under The Company’s Stock Option Plan, 100,000 options were issued in connection with a business combination and were outstanding and exercisable at December 31, 2007. These options were canceled as of January 2008.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

6. DISCONTINUED OPERATIONS

On April 18, 2006, the Company announced plans to close down its Services division located in Singapore. During the wind down of operations, the division maintained a small number of employees to complete unfinished jobs, provide limited services for its customers while they seek alternative service providers, prepare equipment for sale and vacate the division’s leased facility. The liquidation of the Company’s former Services division was substantially complete as of June 30, 2007.

In April of 2007, following the acquisition of Medallion Electric, the Company concluded that it should abandon its Testing Products business in favor of concentrating all available resources on its newly acquired business line, Electrical Contracting Services.

On September 25, 2007, the Company’s Board of Directors passed a resolution to sell Medallion Electric to the previous owner. Therefore, all operations, including Electrical Contracting Services (Medallion Electric, Inc.) are included as a discontinued operation.

The assets and liabilities of the Company’s former Services segment are reported as assets of discontinued operations and accrued liabilities of discontinued operations in the accompanying Consolidated Balance Sheet for each period presented. The company expects these liabilities to be settled in the three months ending December 31, 2009. There are no remaining assets or liabilities of the Company’s former Power Sources or Testing Products segment. As of September 30, 2009 and December 31, 2008 the Company’s liabilities included $13,000 in accrued payroll and termination benefits.

RELIABILITY INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS
September 30, 2009

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

RELIABILITY INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS
September 30, 2009

RESULTS OF OPERATIONS

Nine months ended September 30, 2009 compared to nine months ended September, 2008.

Revenues and Gross Profit.
Revenues and gross profit for the nine months ended September 30, 2009, and September 30, 2008 were both reported as zero, since all operations have been discontinued.

General and Administrative

General and administrative expenses decreased from $68,000 for the nine months ended September 30, 2008 to $25,000 for the nine months ended September 30, 2009.  This was partially due to lowered expenses and reversal of accrued liabilities. tten acres of land was sold in August of 2008 with net proceeds received of $98,000.  An impairment loss of $126,000 was recorded in June 2008 to further reduce the carrying value on the ten acres to its value of final disposition

LIQUIDITY AND CAPITAL RESOURCES

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

Net cash used by operating activities during the nine months ended September 30, 2009 was $54,000 compared to $60,000 in the comparable period of 2008. The principal items contributing to the difference were a lower loss from continuing operations of $26,000 in 2009 as compared to $198,000 in 2008, and the payment of $28,000 of accounts payable in 2009.

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
September 30, 2009

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

RELIABILITY INCORPORATED (Registrant)

November 13, 2009	/s/ Jay Gottlieb
Jay Gottlieb President and Chief Executive Officer

/s/ Gregg Schneider
Gregg Schneider Chief Financial Officer