Form 10-K
RELIABILITY INC
filed 2010-03-30
CIK 34285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d)  of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2009

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates; computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2009: $121,000.

Number of shares outstanding of the issuer’s Common Stock as of March 30, 2010: 9,630,000.

Documents Incorporated by Reference

None.

RELIABILITY INCORPORATED

Form 10-K

TABLE OF CONTENTS
December 31, 2009

ii

PART I

 Item 1.   Description of Business

THE COMPANY

Reliability Incorporated has principally been engaged in the design, manufacture, market and support of high performance equipment used to test and condition integrated circuits From 2001 through 2007, Reliability Incorporated and its subsidiaries have sustained significant negative financial results which resulted in the closing or sale of all it’s assets. On April 1, 2007, Reliability completed the merger of its wholly owned subsidiary, Reliability-Medallion, Inc., a Florida corporation, into Medallion Electric Acquisition Corporation and the indirect acquisition, through Medallion Electric Acquisition Corporation, of Medallion Electric, Inc.

.However, in early September, 2007 it became apparent, the Company had not been successful in raising debt or equity funds to meet all of the obligations which would be due on October 1, 2007. Therefore, the Reliability Board of Directors passed a resolution on September 25, 2007 that instructed management to enter into an agreement to sell Medallion Electric, Inc. back to the previous owner..

The Company was incorporated under the laws of the State of Texas in 1953, but the principal business of the Company, as described in this report, started in 1971, but was closed down in 2007. The Company had two wholly owned subsidiaries, Reliability Singapore, Pte Ltd. and Reliability Contractors of Florida, neither of which is operating. Upon the completion of the sale of Medallion Electric, the Company has no further operating activities and is now a shell company.

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

Available sources of liquidity at December 31, 2009 include cash and cash equivalents of $21,000.

EMPLOYEES

We have no employees.

Item 1A.   Risk Factors.

Not applicable.

Item 1B.   Unresolved Staff Comments.

Not applicable.

Item 2.   Description of Properties.

Not applicable

Item 3.   Legal Proceedings.

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

Reliability had called a special meeting of stockholders for March 30, 2009, at 1:00 pm CDT. The meeting was held at the Holiday Crown Plaza, 14703 Park Row, Houston, TX 77079. The sole purpose of the meeting is to select a Board of Directors to serve until the next annual meeting of stockholders or until their respective successors are elected. Management did not propose nominees, seek re-election or seek proxies for the meeting.

The Board of Directors designated the close of business on March 13, 2009, as the record date for determining which stockholders are entitled to notice of, and to vote at, the meeting.
PART II

 Item 5.   Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock trades in the over-the-counter bulletin board market under the symbol REAL.  The high and low sale prices for 2008 and 2009 are set forth below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
High	$.08	.07	.03	.04
Low	.01	.01	.02	.01
2008
High	$.15	$.10	$.26	$.16
Low	.07	.06	.07	.01

The Company paid no cash dividends in 2008 or 2009 and had approximately 303 shareholders of record as of December 31, 2008, and 192 shareholders of record as of December 31, 2009, not counting the shareholders who hold the Company stock in street name.

The following table sets forth the number of shares of the Company’s common stock reserved for issuance under the Company’s equity compensation plans as of December 31, 2009:

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

Shares of Company stock were also used to fund the matching feature of the Employee Stock Savings Plan, which was terminated effective November 16, 2006.  See Note 6 to the Company’s Consolidated Financial Statements for information concerning Employee Stock Savings Plan.

No shares of common stock were repurchased by the Company or any of its affiliates in 2008 or 2009.

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

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash used by operating activities for the year ended December 31, 2008 was $87,000, compared to $62,000 used by operations during 2009. The principal item contributing to the $62,000 usage of cash in 2009 was a loss from continuing operations of $24,000 The principal item contributing to the $87,000 usage of cash in 2008 was a loss from continuing operations of $236,000. In 2008, net investing activities provided $98,000.from the 10 acres of land held in assets held for sale generated $98,000 in cash. In 2009, net investing activities provided $0.00

Financing activities consumed zero cash in 2008, while financing activities provided $40,000 cash in 2009.

The Company was incorporated under the laws of the State of Texas in 1953, but the principal business of the Company, as described in this report, started in 1971, but was closed down in 2007. The Company had two wholly owned subsidiaries, Reliability Singapore, Pte Ltd. and Reliability Contractors of Florida, Inc, which are not operating. The Company is now a shell corporation. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Available sources of liquidity at December 31, 2009 include cash and cash equivalents of $21,000. On March 11, 2009, the Company issued 3,294,035 shares of its common stock, no par value, to five individual investors for $0.012 per share or a total of $39,528.42

RESULTS OF OPERATIONS

Net Revenues and Gross Profit

Revenues and gross profit for 2008 and 2009 from continuing operations are reported as zero for both years, as all operations were discontinued as of September 30, 2007.

General and Administrative

General and administrative (“G&A”) expenses primarily consist of legal, accounting and other professional services.

G&A expenses decreased from $108,000 in 2008 to $23,000 in 2009. Remaining G&A expenses relate principally to legal and accounting fees.

Provision for Income Taxes

The Company recorded no provision or benefit for Federal income taxes in 2008 or 2009 due to its substantial cumulative operating losses. Benefits from the tax loss carryforwards have been fully reserved since realization cannot be assured

OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.   Financial Statements and Supplementary Data.

The financial statements of the Company and the related report of the Company’s independent registered public accounting firm thereon are included in this report and are referenced in the financial pages.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 13, 2009, Fitts, Roberts & Co., P.C. (“Fitts, Roberts”), the Company’s independent accountant, resigned by mutual agreement with the Company, due to scheduling matters at Fitts, Roberts and its withdrawal from the public company auditing practice.

On December 30, 2009, the Company announced that the Board of Directors of the Company by mutual consent had terminated the appointment of Schumacher & Associates, Inc. (“Schumacher”) as independent certifying accountants of the Company, and appointed the firm of Ramirez International Financial & Accounting Services, Inc. as the new independent certifying accountants of the Company.  The Company stated in its December 30, 2009 Form 8-K that, during its two most recently completed fiscal quarters ended June 30 and September 30, 2009 and through the termination date of December 30, 2009 (and in Forms 8-K/A filed February 19 and 25, 2010), there was one disagreements between Schumacher and the Company.

The disagreement involved whether the Company should be filing as a development stage company. Based on the factual circumstances outlined in such Forms 8-K and 8-K/A and FASB pronouncements (as well as the advice of an outside consultant), the Directors believed and continue to believe the Company is not a development stage company and no additional disclosures are necessary.

As reflected in Schumacher’s letter dated February 25, 2010 in the 8-K of that date (as well as those in Forms 8-K/A dated respectively February 19 and 25, 2010), there were no further disagreements with Schumacher on accounting principle or practice, financial statement disclosure or auditing scope, procedure or accounting issue.

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

The CEO evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the CEO used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, the CEO concluded that, as of December 31, 2009, internal control over financial reporting was effective.

The consolidated financial statements of the Company for 2008 and 2009 have been audited by the independent registered public accounting firm of Ramirez International who were given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders and the Board of Directors. This annual report does not include an attestation report of the Company’s registered public accounting firms regarding internal account control over financial reporting. Management’s report was not subject to attestation by the Company’s public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

PART III

Item 10.   Directors Executive Officers, and Corporate Governance.

The following table sets forth the name, age and position with the Company of (i) each of the persons appointed to the Company's Board of Directors effective 10 days after this Information Statement is distributed to shareholders and (ii) each of the persons appointed as Executive Officer(s) of the Company as described herein:

Name	Age	Principal Position

Jay Gottlieb	65	Chairman of the Board of Directors, Secretary and Treasurer
Michael Pearce	48	Director
Greggory Schneider	34	Director and Chief Financial Officer
Joshua Krom	33	Director
Ron Gutterson	65	Director

Below is the biography of the current Member of the Board of Directors:

Jay A. Gottlieb,  Mr. Gottlieb is a private investor in various companies since 1998.  He is involved in analysis and investment in undervalued special situations and shell corporations. He presently owns between 5% and 21% of 10 public companies and is a member of the Board of Directors of Golf Trust of America, Inc. From 1992 to 1998 he was the editor of an investment service that analyzed and published extensive data on companies planning initial public offerings. From 1977 to 1991, Mr. Gottlieb was the President and Chairman of the Board of The Computer Factory, Inc.(NYSE), a nationwide organization involved in retail and direct sales, servicing and leasing of personal computers. From 1969 to 1988, he was President of National Corporate Sciences, Inc., a registered investment advisory service.  Mr. Gottlieb holds a Bachelor of Arts from New York University.

Michael Pearce, age 48, is Chairman of Pernix Therapeutics Holdings, Inc (NYSE Amex:PTX), a specialty pharmaceutical company. From November 2007 to March 2010, he was Chairman and Chief Executive Officer of Golf Trust of America, Inc. (NYSE Amex:GTA). Mr. Pearce has been a private investor in various companiessince 2002, with emphasis in distressed securities of publicly traded entities. From late 1999 through 2001, he served as Chief Executive Officer of iEntertainment Network.  From 1996 to 1998, he served as Senior Vice President of Sales and Marketing of publicly traded VocalTec Communications, later returning in 1999 in a consulting capacity to its Chairman on matters pertaining to strategic alternatives, business development and mergers and acquisitions. From 1983 to 1996, he was employed in various technology industry management positions, including Senior Vice President of Sales and Marketing at Ventana Communications, a subsidiary of Thomson Corporation; Vice President of Sales at Librex Computer Systems, a subsidiary of Nippon Steel; and National Sales Manager at Hyundai Electronics America. From 1979 to 1983, he attended Southern Methodist University.

Gregg Schneider is a private investor who specializes in undervalued publicly traded securities.  During the past fourteen years, Mr. Schneider has been an active dealer in numismatic items, specializing in U.S. rare coins and currency.  Mr. Schneider attended two years of courses at UCLA and is involved in several charitable organizations.

Joshua Krom, is the President of Realty Asset Management, LLC, a full service real estate company which has  specialized in acquiring and rapidly repositioning distressed properties with the goal of maximize its investors’ returns.  Mr. Krom has significant experience in the financial analysis of residential portfolios, retail, industrial and apartment buildings.  He is a member of some of the most prominent national Real Estate Owned organizations.  Prior to forming Realty Asset Management, LLC, Mr. Krom practiced real estate and corporate law.  He is a licensed attorney and real estate broker in California and a licensed real estate broker in Nevada.  Mr. Krom received his Juris Doctorate degree from Emory University School of Law where he was a Dean’s Honors recipient.  He graduated with High Honors from the University of California, Santa Barbara where he received a Bachelor of Arts Degree in Communications.

Ron Gutterson, has for the last 14 years been President and Chief Operating Officer of Sage Solutions Inc., a New York based computer technology organization.  During this period, he has rendered technology services to the major Fortune 100 corporations of America in both the manufacturing, banking and brokerage industry.  For ten years prior, Mr. Gutterson was Vice President of Sales for the International Operations division of a major home furnishings convertor based out of New York.  He holds a B.S. in Economics and an MBA in Finance

Directors serve a one-year term and hold office until their successors are elected by the shareholders, unless they shall sooner resign.

Item 11.   Executive Compensation.

Summary compensation table

The Company has not paid any salary to its officers or Directors in 2009 or 2008.

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

The amounts shown in column (f) represent the grant date fair value estimate of options granted during the last two completed fiscal years to the named individuals.  See Note 7 to the Company’s Consolidated Financial Statements for information concerning the Stock Options.

The Company sponsored an Employee Stock Savings Plan (the “Plan”), until November 16, 2006, when the Plan was terminated. The Plan allowed all U.S. employees, who had been employed for six months, to contribute up to 100% of defined compensation to the Plan. The Company matched employee contributions at a rate equal to 50% of the employee’s contributions, but limited to 2% of the employee’s defined compensation. In addition, the Company contributed an amount equal to 1% of defined compensation to all plan participants. The Plan also provided for the Company to make additional voluntary profit sharing contributions based on the consolidated profits of the Company. The Company did not make any additional voluntary profit sharing contribution in 2009, or 2008.  See Note 6 to the Company’s Consolidated Financial Statements for information regarding the Employee Stock Savings Plan.

There were no payments or Company matching contributions to the Employee Stock Savings Plan in 2008 or 2009.

Outstanding equity awards

The following table discloses information regarding all option awards, to executive officers, to purchase the Company’s Common Stock as of December 31, 2009.

Option Awards

	Number of Securities Underlying Unexercised Options		Option
Name (a)	# Exercisable (b)	# Unexercisable (1) (c)	Exercise Price (e)	Expiration Date (f)
Larry Edwards: (former President)	200,000		$.21	7/19/2016

(1)	All issued options are vested and became exercisable on January 20, 2007.

Director Compensation

None

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal shareholders

Based on information available to the Company through filings with the Securities and Exchange Commission, each of the following persons or groups beneficially owned 5% or more of the 9,630,000 shares of common stock outstanding as of December 31, 2009.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Minerva Group, L.P.
50 Monument Road, Suite 201, Bala Cynwyd, PA 19004	457,000	7.21%
Gregg Schneider
10445 Wilshire Blvd., #1806, Los Angeles, CA 90024	900,000	9.35%
Jay Gottlieb
27 Misty Brook Lane, New Fairfield, CT 06812	2,503,255	25.99%
William Vlahos
601 Montgomery St., Ste. 1112, San Francisco, CA 94111	633,000	12.98%

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

The Company’s Employees Stock Savings Plan (the “Plan”) was terminated effective November 16, 2006. The Plan owned a total of 412,625 shares (6.5% of the 6,335,965 shares of common stock outstanding as of December 31, 2006) of common stock. All the shares have been distributed to the owner of the shares or his designated plan as of March 25, 20082009. No Plan participant owned 5% or more of the Company’s shares through the Plan.  See Note 6 to the Company’s Consolidated Financial Statements for information concerning the Employee Stock Savings Plan.

Security ownership of management

As of December 31, 2009, the amount of common stock owned by the directors of the Company..

Name of individual or group	Amount and Nature of Beneficial Ownership (1), (2)	Percent of Class (3)
Jay Gottlieb	2,503,255	25.00%
Gregg Schneider	900,000	.9.35

All executive officers and directors as a group	3,403,255	35.34%

Item 14.   Principal Accountant’s Fees and Services

Audit Fees Paid to Principal Accounting Firm

Aggregate fees paid or payable to Ramirez International.  in connection with their services during fiscal years 2008 and 2009 are listed below:

Fee category	2008	2009
Audit fees	$10,000	$8,000
Audit-related fees		2,500
Tax fees	00	00
All other fees	—	—

Total fees	$10,000	$10,500

The Company also paid fees of $2,000 to Schumacher & Associates in connection with the review of financial statements for the second and third quarters of 2009.

Audit Fees: Consists of fees billed for professional services rendered for the audits of Reliability’s consolidated financial statements.

Audit-Related Fees: Consists of fees billed for services that are related to the review of Reliability’s quarterly consolidated financial statements. Tax Fees: Consists of tax compliance/preparation and other tax services. Tax compliance/preparation consists of fees billed for professional services related to federal, state and international tax compliance. Other tax services consist of fees billed for other miscellaneous tax consulting and planning.

PART IV
 Item 15.   Exhibits

a)	The following financial statements are filed as part of this report:

1.	Consolidated Financial Statements: Listed in the Index to Financial Statements provided in response to Item 8 hereof (see p. F-1 for Index)

2.	Financial Statement Schedule. Financial Statement schedules are omitted because they are inapplicable or the required information is shown in the financial statements or noted therein.

b)	The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation (with amendment). Reference is made to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

3.2	Restated Bylaws. Reference is made to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

3.3	Amended Bylaws. Reference is made to Exhibit 3.01 of the Company’s Form 8-K, filed on April 6, 2007.

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm—Ramirez International.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.

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

DATE: March 30, 2010

RELIABILITY INCORPORATED
(Registrant)

BY:	/s/ Jay Gottlieb
Jay Gottlieb, Chairman of the Board of Directors,
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE: March 30, 2010

BY:	/s/ Jay Gottlieb
Jay Gottlieb, Chairman of the Board of Directors,
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Jay Gottlieb	DATE: March 30, 2010
Jay Gottlieb, President and Director

/s/ Gregg Schneider	DATE: March 30,, 2010
Gregg Schneider, Chief Financial Officer and Director

/s/ Michael Pearce	DATE: March 30, 2010
Michael Pearce, Director

/s/ Ron Gutterson.	DATE: March 30, 2010
Ron Gutterson, Director

/s/ Josh Krom.	DATE: March 30, 2010
Josh Krom, Director

RELIABILITY INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Reliability Incorporated

We have audited the accompanying consolidated balance sheet of Reliability Incorporated as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reliability Incorporated at December 31, 2009 and 2008, and the consolidated results of its operations, changes in stockholders’ equity (deficit) and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company’s circumstances raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ramirez International
Financial & Accounting Services, Inc.

Irvine, California
March 30, 2010

RELIABILITY INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$21	$43

Total current assets	21	43

Total Assets	$21	$43

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$6	$31
Accrued liabilities of discontinued operations	0	13

Total current liabilities	6	44

Stockholders’ equity (deficit):
Common stock, without par value; 20,000,000 and 300,000,000 shares authorized, respectively; 9,984,300 and 6,690,265 shares issued, respectively	9,807	9,767
Accumulated deficit	(8,698)	(8,674)
Less treasury stock at cost, 354,300 shares	(1,094)	(1,094)

Total stockholders’ equity (deficit)	15	(1)

	$21	$43
See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31,
	2009	2008
Revenue	$—	$—
Costs and expenses:
General and administrative	23	108
Impairment on real estate held for sale	-	126

Total costs and expenses	23	234

Loss on sale of assets	--	1

Operating income (loss) from continuing operations	(23)	(235)

Other income (expense):

Other income (expense)		(1

Total other income (expense)		(1

Income (loss) from continuing operations, before income taxes	(23)	(236)
Provision for income taxes	(1)	—

Income (loss) from continuing operations	(24)	(236)
Income (loss) from discontinued operations, net of income taxes		1

Net loss	$(24)	$(235)

Basic and diluted earning income (loss) per share:
Continuing operations	$(.00)	$(.04)
Discontinued operations	—	—)

Net income (loss)	$(.00)	$(.04)

Weighted average shares:
Basic	8,993	6,336

Diluted	8,933	6,336

See accompanying notes.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(24)	$(235)
Income from discontinued operations	—	(1)

Income (loss) from continuing operations	(24)	(236)
Adjustments to reconcile net income (loss) to cash used by operating activities:

Impairment loss on real estate	—	126
(Gain) loss on sale of real estate	—	1
Changes in operating assets and liabilities:

Prepaid expenses		33
Accounts payable and accrued liabilities	(38)	(11)

Total adjustments	(38)	149

Net cash (used) by operating activities	(62)	(87)

Cash flows from investing activities:

Proceeds from sale of assets	—	98

Net cash provided (used) by investing activities	—	98

Cash flows from financing activities:

Issuance of stock	40
Net cash (used) provided by financing activities	40	—

Net increase (decrease) in cash	(22)	11
Cash and cash equivalents:
Beginning of period	43	32

End of period	$21	$43

See accompanying note.

RELIABILITY INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND ACCUMULATED OTHER COMPREHENSIVE INCOME
(In thousands)

	Common Stock			Treasury Stock (At Cost)
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Amount
Balance at December 31, 2007	6,690	$9,449	$318	(354)	$(1,094)	$(8,439)	$—	$234

Net (loss)						(235)		(235)

Balance at December 31,2008	6,690	$9,449	$318	(354)	$(1,094)	$(8,674)	$—	$(1)
	444
Issuance of stock	3,294	40						40

Net (loss)						(24)		(24)

Balance at December 31,2009	9,984	$9,489	$318	(354)	$(1,094)	$(8,698)	$—	$15

See accompanying notes.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

1. DISCONTINUANCE OF ALL OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DISCONTINUANCE OF ALL OPERATIONS AND LIQUIDITY

Reliability Incorporated had principally been engaged in the design, manufacture, market and support of high performance equipment used to test and condition integrated circuits From 2001 through 2007, Reliability Incorporated and its subsidiaries have sustained significant negative financial results which resulted in the closing or sale of all it’s assets.

On April 1, 2007, Reliability completed the merger of its wholly owned subsidiary, Reliability-Medallion, Inc., a Florida corporation, into Medallion Electric Acquisition Corporation and the indirect acquisition, through Medallion Electric Acquisition Corporation, of Medallion Electric, Inc.

However, in early September, 2007 it became apparent, the Company had not been successful in raising debt or equity funds to meet all of the obligations which would be due on October 1, 2007. Therefore, the Reliability Board of Directors passed a resolution on September 25, 2007 that instructed management to enter into an agreement to sell Medallion Electric, Inc. back to the previous owner.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

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
December 31, 2009

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

STOCK OPTIONS

January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123(R), Share-Based Payment  ( “SFAS 123(R)” ). SFAS 123(R) requires that the compensation cost relating to stock-based payments, including grants of employee stock options, be recognized in financial statements. That cost is measured based on the fair value of the equity instruments issued. SFAS 123(R) allows two methods for determining the effects of the transition: the modified-prospective transition method and the modified-retrospective method of transition. The Company adopted the modified-prospective method. Under this transition method, the Company recognizes the fair value of stock-based compensation awards as compensation expense in its statement of operations on a straight line basis, over the vesting period, for awards granted after January 1, 2006 and for unvested awards outstanding as of December 31, 2005.

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

EARNINGS PER SHARE

The Company determines earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company generated net losses in 2008 and 2009, outstanding stock options would have been anti-dilutive and were not considered in these calculations

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

2. DISCONTINUED OPERATIONS

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

The assets and liabilities of the Company’s former Services division are reported as assets of discontinued operations and accrued liabilities of discontinued operations in the accompanying Consolidated Balance Sheets for each period presented. The assets and accrued liabilities from discontinued operations are as follows (in thousands):

	December 31, 2009	December 31, 2008
Accrued liabilities:
Accrued payroll and termination benefits	$0	$13

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

The loss from the operations of the Electrical Contracting Services  for the year ended December 31, 2008 is included in the table below and  reported as discontinued operations in the accompanying Statement of Operations(in thousands):

2008
Revenues:
Services	—
Testing Products	—
Electrical Contracting Services	—

$—

Income (loss) from discontinued operations:
Services	1
Testing Products	—
Electrical Contracting Services	—

$1

3. IMPAIRMENT LOSS

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

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

4. INCOME TAXES

The significant components of the Company’s net deferred tax assets (liabilities) at December 31, 2009 and 2008 were as follows (in thousands):

	2008	2009
Deferred tax assets:

Net operating loss carryover	$5,442	$5,478
Capital loss carryover	199	199

Total deferred tax assets	5,641	5,677
Valuation allowance	5,641	5,677

Net deferred tax assets	$0	$0

The Company has established valuation allowances related to certain tax benefits where management believes that the available evidence indicates that it is more likely than not that the Company will not realize the tax benefit. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

At December 31, 2009, the Company had U.S. net operating loss carryforwards of $15.5 million that will expire commencing in 2023 through 2028. These carryforwards may be subject to certain limitations on annual utilization in the event of a change in ownership, as defined by tax law.

The income tax provision for the year ended December 31, 2009 relates to state franchise taxes.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

5. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2009 and 2008 consist of the following (in thousands):

	2009	2008
Legal and Accounting	$6	$27
Other		4

Total	$6	$31

6. EMPLOYEE STOCK SAVINGS PLAN

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

The Company registered and reserved 500,000 shares in 1992, and registered and reserved 500,000 additional shares in 2001, of common stock for sale to the Plan. The registration statements cover shares purchased both in the open market and from the Company. The Plan did not purchase any shares from the Company during the three-year period ending in

At December 31, 2009, 354,300 reserved shares remain unissued under the 2001 registration statement. There are no plans to issue the reserved shares as the plan has been terminated.

RELIABILITY INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
December 31, 2009

7. STOCK OPTION PLAN

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123(R), Share-Based Payment  ( “SFAS 123(R)” ). SFAS 123(R) requires that the compensation cost relating to stock-based payments, including grants of employee stock options, be recognized in financial statements. The Company recognizes the fair value of stock-based compensation awards as compensation expense in its statement of operations on a straight line basis, over the vesting period, for awards granted after January 1, 2006 and for unvested awards outstanding as of December 31, 2005.

The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model. Expected volatilities are based on a number of factors, including historical volatility of the Company’s stock. The Company used the “shortcut”  method described in SAB Topic 14D.2 for determining the expected life used in the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. As the Company has not declared dividends since it became a public entity, no dividend yield is used in the calculation.

Under the Company’s Amended and Restated 1997 Stock Option Plan (the “Plan”), no further option grants are allowed after February 26, 2007, but options theretofore granted shall remain in effect until satisfied or terminated pursuant to the Plan. No options were granted under the Plan during the years ended December 31,2008 and 2009.

At December 31, 2006, all options were fully vested; thus no further stock option expense has been recorded related to the Plan. The weighted-average remaining contractual term, as of December 31, 2009, was 6.80 years for outstanding and exercisable options. There were no options exercised and none that expired or were canceled during the years ended December 31, 2008 and 2009. The following table summarizes options  outstanding:

	Number of Options	Weighted Average Price

Balance as of December 31, 2008 and 2009	370,000	$.21

All the options outstanding on the 370,000 shares under the Company’s Stock Option Plan are exercisable until July 18, 2016, when they expire. In addition to the options outstanding under the Company’s Stock Option Plan, 100,000 options issued in connection with a business combination were outstanding and exercisable at December 31, 2007 at $1.50 per share. These options were forfeited January 18, 2008.

8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 30, 2010, the date on which the accompanying financial statements were available to be issued. No material subsequent events have occurred since December 31, 2009 that require recognition or disclosure in the financial statements.

RELIABILITY INCORPORATED

INDEX TO EXHIBITS

Exhibit Number	Description

21	List of Subsidiaries.
23.1	Consent of Independent Registered Public Account Firm—Ramirez International.
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act
32	Certification Pursuant to Rule 13a-14(b)/15d-14(b) and Section 1350, Chapter 63, Title 18 of the United States Code (Certification will not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, as amended).