Form 10-Q
period 2010-03-31
RELIABILITY INC
filed 2010-05-17
CIK 34285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,630,000 shares of Common Stock, no par value, as of May 17, 2010.

RELIABILITY INCORPORATED
RELIABILITY INCORPORATED, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2010

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	3

	Consolidated Statement of Operations for the Three Months Ended March 31, 2010 and 2009 (Unaudited)	4

	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2010 and 2009 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

Item 5.	Subsequent Events	11

PART II. OTHER INFORMATION

Item 6.	Exhibits	12

Signatures		13

Item 1.    Financial Statements

RELIABILITY INCORPORATED
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS	March 31, 2010 (unaudited)	December 31, 2009
Current assets:
Cash and cash equivalents	$7	$21
Total current assets	7	21

Total Assets	$7	$21

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$2	$6
Total current liabilities	2	6

Stockholders’ equity (deficit):
Common stock, without par value; 20,000,000 shares authorized; 9,984,300 and 6,690,265 shares issued respectively	9,807	9,807
Accumulated deficit	(8,708)	(8,698)
Less treasury stock at cost, 354,300 shares	(1,094)	(1,094)

Total stockholders’ equity (deficit)	5	15

	$7	$21

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	(unaudited)
	Three months ended March 31,
	2010	2009
Operating expenses:
General and administrative	$11	$10
Total cost and expenses	11	10
Operating loss	(11)	(10)
Other income (expense)
Other (expense)	-	-
Total other income (expense)	-	-
Loss from continuing operations	(11)	(10)
Net Loss	$(11)	$(10)
Weighted average shares:
Basic	9,630	9,630
Diluted	9,630	9,630

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	(unaudited)
	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(11)	$(10)
Loss from continuing operations	(11)	(10)
Impairment of Real Estate	-	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(3)	(22)
Total adjustments	(3)	(22)

Net cash (used by) operating activities	(14)	(32)

Cash flows from financing activities:
Issuance of stock for cash	-	40
Net cash provided by financing activities	-	40
Net (decrease) increase in cash	(14)	8
Cash and cash equivalents:
Beginning of period	21	43
End of period	$7	$51

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

1. DISCONTINUANCE OF ALL OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Discontinuance of all Operations and Liquidity

The Company was incorporated under the laws of the State of Texas in 1953, but the principal business of the Company, as described in this report, started in 1971, but was closed down in 2007. Over a period of years, the Company sustained significant negative financial results, including substantial decreases in revenues, net income, and cash flows from operating activities.  Due to the deterioration in its financial position, the Company undertook significant steps to reduce its expenses and improve the Company’s liquidity, including the sale and discontinuance of all operations

On March 11, 2009, Reliability Incorporated issued 3,294,035 shares of its common stock, no par value, to five individual investors for $0.012 per share, or $39,500.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has no further operating activities. There can be no assurances that the Company will be able to successfully complete a merger or acquisition or be able to maintain sufficient liquidity to continue to seek a merger or acquisition, in which case the Company might be forced to liquidate or seek protection under the Federal bankruptcy statutes, or both.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated financial statements include the financial transactions and accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

Earnings Per Share

The Company determines earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company generated net losses in the first quarters of 2010 and 2009, outstanding stock options would have been anti-dilutive and were not considered in these calculations.

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

At March 31, 2010, the Company had U.S. net operating loss carryforwards of $15.5 million that will expire commencing in 2023 through 2027. These carryforwards may be subject to certain limitations on annual utilization in the event of a change in ownership, as defined by tax law. See Note 5 in the Company’s 10-K dated December 31, 2008.

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

At March 31, 2010, there were no unvested option grants, thus no further stock option expense will be recorded until such time that additional grants are made. The weighted-average remaining contractual term, as of March 31, 2010, was 6.6 years for outstanding and exercisable options. The following table summarizes option activity for the three months ended March 31, 2010:

	Number of Options	Weighted Average Price
Balance as of December 31, 2009	370,000	$.21
Expired or canceled	—	—
Exercised	—	—
Granted	—	—

Balance as of March 31, 2010	370,000	$.21

4. DISCONTINUED OPERATIONS

On April 18, 2006, the Company announced plans to close down its Services division located in Singapore The liquidation of the Company’s former Services division was substantially complete as of June 30, 2007.

In April of 2007 , following the acquisition of Medallion Electric, the Company concluded that it should abandon its Testing Products business in favor of concentrating all available resources on its newly acquired business line, Electrical Contracting Services.

On September 25, 2007, the Company’s sold Medallion Electric to the previous owner.

The assets and liabilities of the Company’s former Services segment are reported as assets of discontinued operations and accrued liabilities of discontinued operations in the accompanying Consolidated Balance Sheet for each period presented.

5. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 17, 2010, the date on which the accompanying financial statements were available to be issued. No material subsequent events have occurred since March 31, 2010 that require recognition or disclosure in the financial statements.

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

CRITICAL ACCOUNTING POLICIES AND COMMENTS RELATED TO OPERATIONS

The Company has defined a critical accounting policy as one that is both important to the portrayal of the Company’s financial condition and results of operations and requires the management of the Company to make difficult, subjective or complex judgments. Estimates and assumptions about future events and their effects cannot be perceived with certainty. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. There have been no material changes or developments in the Company’s evaluation of the accounting estimates and the underlying assumptions or methodologies that it believes to be Critical Accounting Policies and Estimates as disclosed in its Form 10-K for the year ended December 31, 2009.

Management’s Discussion included in the Form 10-K for the year ended December 31, 2009 includes discussion of various factors related to the decline in the Company’s revenues and items related to the Company’s results of operations and liquidity. There have been no other significant changes in most of the factors discussed in the Form 10-K and many of the items discussed in the Form 10-K are relevant to 2010 operations; thus the reader of this report should read Management’s Discussion included in Form 10-K for the year ended December 31, 2009.

RELIABILITY INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS
March 31, 2009

RESULTS OF OPERATIONS

Three months ended March 31, 2010 compared to three months ended March 31, 2009.

Revenues and Gross Profit.
Revenues and gross profit for the three months ended March 31, 2009, and March 31, 2008 were both reported as zero, since all operations have been discontinued.

General and Administrative

General and administrative expenses decreased from $10,000 for the three months ended March 31, 2009 to $11,000 for the first quarter of 2010.

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

Net cash used by operating activities during the three months ended March 31, 2010 was $14,000 compared to $32,000 in the comparable period of 2009. The principal item contributing to the difference was the payment of $22,000 of accounts payable in 2009.

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

Item 3   Quantitative and Qualitative Disclosures About Market Risk

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

Item 5.   Subsequent Events

None.

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

RELIABILITY INCORPORATED (Registrant)

May 17, 2010	By:	/s/ Jay Gottlieb
Jay Gottlieb
President and Chief Executive Officer

	By:	/s/ Gregg Schneider
Gregg Schneider
Chief Financial Officer