Form 10-Q
period 2010-06-30
RELIABILITY INC
filed 2010-08-13
CIK 34285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission File Number 0-7092

RELIABILITY INCORPORATED
(Name of registrant in its charter)

TEXAS	75-0868913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

410 Park Avenue - 15th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 231-8359
(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.     ☐ Yes   ☐    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  ☒ Yes      ☐    No

 State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,630,000 shares of Common Stock, no par value, as of August 12, 2010.

RELIABILITY INCORPORATED
RELIABILITY INCORPORATED, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2010

Item 1. Financial Statements
RELIABILITY INCORPORATED
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS	June 30, 2010 (unaudited)	December 31, 2009
Current assets:
Cash and cash equivalents	$1	$21
Total current assets	1	21

Total Assets	$1	$21

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1	$6

Total current liabilities	1	6

Stockholders’ equity (deficit):
Common stock, without par value; 20,000,000 shares authorized; 9,984,300 and 6,690,265 shares issued respectively	9,807	9,807
Accumulated deficit	(8,713)	(8,698)
Less treasury stock at cost, 354,300 shares	(1,094)	(1,094)

Total stockholders’ equity (deficit)	0	15

	$1	$21

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	(unaudited)
	Three months ended June 30,
	2010	2009
Operating expenses:
General and administrative	$4	$5
Total cost and expenses	4	5
Operating loss	(4)	(5)

Net Loss	$(4)	$(5)
Basic and Diluted Loss Per Share	(0.00)	(0.00)
Weighted average shares:
Basic	9,630	9,630
Diluted	9,630	9,630

The accompanying notes are an integral part of these statements.

	(unaudited)
	Six months ended June 30,
	2010	2009
Operating expenses:
General and administrative	$15	$14
Total cost and expenses	15	14
Operating loss	(15)	(14)
Other income (expense)
Other (expense)	-	1
Total other income (expense)	-	1

Net Loss	$(15)	$(15)
Basic and Diluted Loss Per Share	(0.00)	(0.00)
Weighted average shares:
Basic	9,630	9,630
Diluted	9,630	9,630

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	(unaudited)
	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(15)	$(15)

Loss from continuing operations	(15)	(15)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	(5)	(31)
Total adjustments	(5)	(31)

Net cash used by operating activities	(20)	(46)

Cash flows from financing activities:
Issuance of stock for cash	-	40
Net cash provided by financing activities	-	40
Net decrease increase in cash	(20)	(6)
Cash and cash equivalents:
Beginning of period	21	43
End of period	$1	$37

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Earnings Per Share

The Company determines earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company generated net losses in the first two quarters of 2010 and 2009, outstanding stock options would have been anti-dilutive and were not considered in these calculations.

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

At June 30, 2010, the Company had U.S. net operating loss carryforwards of $15.5 million that will expire commencing in 2023 through 2027. These carryforwards may be subject to certain limitations on annual utilization in the event of a change in ownership, as defined by tax law. See Note 5 in the Company’s 10-K dated December 31, 2009.

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

At June 30, 2010, there were no unvested option grants, thus no further stock option expense will be recorded until such time that additional grants are made. The weighted-average remaining contractual term, as of June 30, 2010, was 6.6 years for outstanding and exercisable options. The following table summarizes option activity for the three months ended June 30, 2010:

	Number of Options	Weighted Average Price
Balance as of December 31, 2009	370,000	$.21
Expired or canceled	—	—
Exercised	—	—
Granted	—	—

Balance as of June 30, 2010	370,000	$.21

4. SUBSEQUENT EVENTS

Because the Company was out of cash, on August 9, 2010 the Board members unanimously voted to issue Mr. Jay Gottlieb, for his payment of $10,000, 800,000 shares of Company common stock at $.0125 per share, the approximate average of the most recent trades in the Company’s common stock. The Company has evaluated subsequent events through August 12, 2010, the date on which the accompanying financial statements were available to be issued. No other material subsequent events have occurred since June 30, 2010 that require recognition or disclosure in the financial statements.

RELIABILITY INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS
June 30, 2009

Item2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RELIABILITY INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS
June 30, 2009

RESULTS OF OPERATIONS

Three months ended June 30, 2010 compared to three months ended June 30, 2009.

Revenues and Gross Profit.
Revenues and gross profit for the three months ended June 30, 2010, and June 30, 2009 were both reported as zero, since all operations have been discontinued.

General and Administrative

General and administrative expenses increased from $1,000 for the three months ended June 30, 2009 to $4,000 for the three months ended June 30,  2010.

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

Net cash used by operating activities during the six months ended June 30, 2010 was $20,000 compared to $46,000 in the comparable period of 2009. The principal item contributing to the difference was the payment of $22,000 of accounts payable in 2009.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 and 4T.Controls and Procedures.

After current management gained control of the Company in April 2009, the Company appointed a Chief Financial Officer so that the respective duties of the principal executive officer and principal financial officer are segregated.  There now being three people involved in any Company financial transactions.  Specifically, all bills are sent to the bookkeeper and the President/CEO authorizes all expenditures, checks are then drawn by the bookkeeper for payment based on such authorization and, finally, the CFO signs the check and distributes.  In fact, with regard to all expenditures, the President/CEO has never signed a check, the CFO can not sign a check unless the bookkeeper has prepared and the bookkeeper has no check signing authority.  With regard to revenues, since the Company has discontinued operations, its only function being to find a merger partner.  Revenues are minimal and the foregoing internal process should be effective to fulfill its internal controls and financial reporting responsibilities.

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

5. SUBSEQUENT EVENTS

Because the Company was out of cash, on August 9, 2010 the Board members unanimously voted to issue Mr. Jay Gottlieb, for his payment of $10,000, 800,000 shares of Company common stock at $.0125 per share, the approximate average of the most recent trades in the Company’s common stock.

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

RELIABILITY INCORPORATED (Registrant)

August 12, 2010	/s/ Jay Gottlieb
Jay Gottlieb President and Chief Executive Officer
/s/ Gregg Schneider
Gregg Schneider Chief Financial Officer