Form 10-Q
period 2010-09-30
RELIABILITY INC
filed 2010-11-15
CIK 34285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.      ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):       ☒ Yes   ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,430,000 shares of Common Stock, no par value, as of October 30, 2010.

RELIABILITY INCORPORATED, INC.
Q
uarterly Report on Form 10-Q
For the Three Months Ended September 30, 2010

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	3

	Consolidated Statement of Operations for the Three Months Ended September 30, 2010 and 2009 (Unaudited)	4

	Consolidated Statement of Operations for the Nine Months ended for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	5

	Consolidated Statements of Cash Flows for the Nine Months September 30, 2010 and 2009 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	12

PART II. OTHER INFORMATION

Item 6.	Exhibits	13

Signatures		14

Item 1. Financial Statements

RELIABILITY INCORPORATED
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS	September 30, 2010 (unaudited)	December 31, 2009
Current assets:
Cash and cash equivalents	$5	$21
Total current assets	5	21

Total Assets	$5	$21

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$0	$6

Total current liabilities	0	6

Stockholders’ equity (deficit):
Common stock, without par value; 20,000,000 shares authorized; 10,784,300 and 9,984,300 shares issued respectively	9,817	9,807
Accumulated deficit	(8,718)	(8,698)
Less treasury stock at cost, 354,300 shares	(1,094)	(1,094)

Total stockholders’ equity (deficit)	5	15

	$5	$21

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	(unaudited)
	Three months ended September 30,
	2010	2009
Operating expenses:
General and administrative	$5	$11
Total cost and expenses	5	11
Operating loss	(5)	(11)
Net Loss	$(5)	$(11)
Net Loss Per Share	nil	nil
Weighted average shares:
Basic	9,985	9,630
Diluted	9,985	9,630

The accompanying notes are an integral part of these statements

RELIABILITY INCORPORATED
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	(unaudited)
	Nine months ended September 30,
	2010		2009
Operating expenses:
General and administrative		$20		$25

Total cost and expenses		20		25

Total other income (expense)		-		-

Loss from continuing operations, before income taxes		(20)		(25)
Provision for income taxes		-		(1)
Loss from continuing operations		(20)		(26)

Net Loss		$(20)		$(26)

Basic and diluted loss per share:	$	Nil	$	Nil

Weighted average shares:
Basic		9,748		9,630
Diluted		9,748		9,630

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	(unaudited)
	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(20)	$(26)
Loss from continuing operations	(20)	(26)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(6)	(28)
Net cash used by operating activities	(26)	(54)
Cash flows from financing activities:
Issuance of stock for cash	10	40
Net cash provided by financing activities	-	40
Net (decrease) increase in cash	(16)	(14)
Cash and cash equivalents:
Beginning of period	21	43
End of period	$5	$29
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

1. DISCONTINUANCE OF ALL OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Discontinuance of all Operations and Liquidity

The Company was incorporated under the laws of the State of Texas in 1953, but the principal business of the Company, as described in this report, started in 1971, but was closed down in 2007. Over a period of years, the Company sustained significant negative financial results, including substantial decreases in revenues, net income, and cash flows from operating activities.  Due to the deterioration in its financial position, the Company undertook significant steps to reduce its expenses and improve the Company’s liquidity, including the sale and discontinuance of all operations

On March 11, 2009, Reliability Incorporated issued 3,294,035 shares of its common stock, no par value, to five individual investors for $0.012 per share, or $39,500

Because the Company was out of cash, on August 9, 2010 the Board members unanimously voted to issue Mr. Jay Gottlieb, for his payment of $10,000, 800,000 shares of Company common stock at $.0125 per share, the approximate average of the most recent trades in the Company’s common stock.

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

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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
September 30, 2010

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

At September 30, 2010, the Company had U.S. net operating loss carryforwards of $15.5 million that will expire commencing in 2023 through 2027. These carryforwards may be subject to certain limitations on annual utilization in the event of a change in ownership, as defined by tax law. See Note 5 in the Company’s 10-K dated December 31, 2009.

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

At September 30, 2010, there were no unvested option grants, thus no further stock option expense will be recorded until such time that additional grants are made. The weighted-average remaining contractual term, as of September 30, 2010, was 6.3 years for outstanding and exercisable options. The following table summarizes option activity for the three months ended September 30, 2010:

	Number of Options	Weighted Average Price
Balance as of December 31, 2009	370,000	$.21
Expired or canceled	—	—
Exercised	—	—
Granted	—	—

Balance as of September 30, 2010	370,000	$.21

4. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 12, 2010, the date on which the accompanying financial statements were available to be issued. No material subsequent events have occurred since September 30, 2010 that require recognition or disclosure in the financial statements.

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

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS
September 30, 2009

RESULTS OF OPERATIONS

Three months ended September 30, 2010 compared to three months ended September 30, 2009.

Revenues and Gross Profit.
Revenues and gross profit for the three months ended September 30, 2010, and September 30, 2009 were both reported as zero, since all operations have been discontinued.

General and Administrative

General and administrative expenses decreased to $5,000 for the three months ended September 30, 2010 from $11,000 for the three months ended September 30, 2009.

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

Net cash used by operating activities during the nine months ended September 30, 2010 was $26,000 compared to $54,000 in the comparable period of 2009. The principal item contributing to the difference was the payment of $28,000 of accounts payable in 2009.

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

5. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 12, 2010, the date on which the accompanying financial statements were available to be issued. No material subsequent events have occurred since September 30, 2010 that require recognition or disclosure in the financial statements.

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

RELIABILITY INCORPORATED (Registrant)

Dated: November 12, 2010	By:	/s/ Jay Gottlieb
Jay Gottlieb
President and Chief Executive Officer

By:	/s/ Gregg Schneider
Gregg Schneider
Chief Financial Officer