Form 10-K
period 2010-12-31
RELIABILITY INC
filed 2011-03-08
CIK 34285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

Commission File Number 0-7092

RELIABILITY INCORPORATED
(Exact name of registrant as specified in its charter)

TEXAS	75-0868913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

410 Park Avenue--15th Floor New York, New York 10022	10022
(Address of principal executive offices)	(Zip Code)

(212)  231-8359
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates; computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2010: $121,000.

Number of shares outstanding of the issuer’s Common Stock as of March 7, 2011: 11,513,333.

Documents Incorporated by Reference   None.

RELIABILITY INCORPORATED

Form 10-K
TABLE OF CONTENTS
December 31, 2010

PART I

Item 1.	Description of Business

THE COMPANY

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

Available sources of liquidity at December 31, 2010 include cash and cash equivalents of $2,000.

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

The Company’s common stock trades in the over-the-counter bulletin board market under the symbol REAL.  The high and low sale prices for 2009 and 2010 are set forth below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
High	$.02	.02	.03	.03
Low	.01	.01	.01	.01
2009
High	$.08	$.07	$.03	$.04
Low	.01	.01	.02	.01

The Company paid no cash dividends in 2009 or 2010 and had 190 shareholders of record as of December 31, 2010, not counting the shareholders who hold the Company stock in street name.

The following table sets forth the number of shares of the Company’s common stock reserved for issuance under the Company’s equity compensation plans as of December 31, 2010:

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

Shares of Company stock were also used to fund the matching feature of the Employee Stock Savings Plan, which was terminated effective November 16, 2006.  See Note 6 to the Company’s Financial Statements for information concerning Employee Stock Savings Plan.

No shares of common stock were repurchased by the Company in 2009 or 2010.

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

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and related notes that appear in this document.

REVIEW OF SIGNIFICANT ACCOUNTING POLICIES

In response to a guidance document that was issued by the Securities and Exchange Commission, the Company completed a review of its significant accounting policies. The results of the review indicated that the accounting policies that the Company has adopted are appropriate for the operations of the Company and that the Company has correctly applied the accounting policies.  See Note 1 to the Company’s Financial Statements for information concerning significant accounting policies.

Management’s discussion and analysis of its financial condition and results of operations is based on the Company’s Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities, if any exist. The Company evaluates its estimates on an on-going basis. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values and disclosure of amounts recorded or disclosed in the Financial Statements of the Company.

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

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net cash used by operating activities for the year ended December 31, 2009 was $62,000, compared to $29,000 used by operations during 2010. The principal item contributing to the $29,000 usage of cash in 2010 was accounting and legal fees of $20,000. The principal items contributing to the $62,000 usage of cash in 2009 were a loss of $24,000 and payment of accounts payable and accrued liabilities of $38,000.

Financing activities provided $40,000 cash in 2009, while financing activities provided $10,000 cash in 2010.

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

Available sources of liquidity at December 31, 2010 include cash and cash equivalents of $2,000.  On March 11, 2009, the Company issued 3,294,035 shares of its common stock, no par value, to five individual investors for $0.012 per share or a total of $39,528.42

RESULTS OF OPERATIONS

Net Revenues and Gross Profit

Revenues and gross profit for 2009 and 2010 are reported as zero for both years, as all operations were discontinued as of September 30, 2007.

General and Administrative

General and administrative (“G&A”) expenses primarily consist of legal, accounting and other professional services.

G&A expenses increased from $24,000 in 2009 to $32,000 in 2010.  Remaining G&A expenses relate principally to legal and accounting fees.

Provision for Income Taxes

The Company recorded no provision or benefit for Federal income taxes in 2009 or 2010. Benefits from the tax loss carryforwards have been fully reserved since realization cannot be assured

OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

The financial statements of the Company and the related report of the Company’s independent registered public accounting firm thereon are included in this report on pages 11 through 18.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

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

The CEO evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the CEO used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, the CEO concluded that, as of December 31, 2010, internal control over financial reporting was effective.

The financial statements of the Company for 2009 and 2010 have been audited by the independent registered public accounting firm of Ramirez International who were given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders and the Board of Directors. This annual report does not include an attestation report of the Company’s registered public accounting firms regarding internal account control over financial reporting. Management’s report was not subject to attestation by the Company’s public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

The following table sets forth the name, age and position with the Company of (i) each of the persons appointed to the Company's Board of Directors effective 10 days after this Information Statement is distributed to shareholders and (ii) each of the persons appointed as Executive Officer(s) of the Company as described herein:

NAME	AGE	PRINCIPAL POSITION

Jay Gottlieb	66	Chairman of the Board of Directors, Secretary and Treasurer

Michael Pearce	49	Director

Greggory Schneider	34	Director and Chief Financial Officer

Joshua Krom	34	Director

Ron Gutterson	66	Director

Below is the biography of the current Member of the Board of Directors:

Jay A. Gottlieb,  Mr. Gottlieb is a private investor in various companies since 1998.  He is involved in analysis and investment in undervalued special situations and shell corporations. He presently owns between 5% and 25% of 10 public companies and from 2008 to 2010 was a member of the Board of Directors of Golf Trust of America, Inc. From 1992 to 1998 he was the editor of an investment service that analyzed and published extensive data on companies planning initial public offerings. From 1977 to 1991, Mr. Gottlieb was the President and Chairman of the Board of The Computer Factory, Inc.(NYSE), a nationwide organization involved in retail and direct sales, servicing and leasing of personal computers. From 1969 to 1988, he was President of National Corporate Sciences, Inc., a registered investment advisory service.  Mr. Gottlieb holds a Bachelor of Arts from New York University.

Michael Pearce, age 48, is Chairman of Pernix Therapeutics Holdings, Inc (NYSE Amex:PTX), a specialty pharmaceutical company. From November 2007 to March 2010, he was Chairman and Chief Executive Officer of Golf Trust of America, Inc. (NYSE Amex:GTA). Mr. Pearce has been a private investor in various companies since 2002, with emphasis in distressed securities of publicly traded entities. From late 1999 through 2001, he served as Chief Executive Officer of iEntertainment Network.  From 1996 to 1998, he served as Senior Vice President of Sales and Marketing of publicly traded VocalTec Communications, later returning in 1999 in a consulting capacity to its Chairman on matters pertaining to strategic alternatives, business development and mergers and acquisitions. From 1983 to 1996, he was employed in various technology industry management positions, including Senior Vice President of Sales and Marketing at Ventana Communications, a subsidiary of Thomson Corporation; Vice President of Sales at Librex Computer Systems, a subsidiary of Nippon Steel; and National Sales Manager at Hyundai Electronics America. From 1979 to 1983, he attended Southern Methodist University.

Gregg Schneider is a private investor who specializes in undervalued publicly traded securities.  During the past fifteen years, Mr. Schneider has been an active dealer in numismatic items, specializing in U.S. rare coins and currency.  Mr. Schneider attended two years of courses at UCLA and is involved in several charitable organizations.

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

Summary compensation table

The Company has not paid any salary to its officers or Directors in 2010 or 2009.

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

The amounts shown in column (f) represent the grant date fair value estimate of options granted during the last two completed fiscal years to the named individuals.  See Note 5 to the Company’s Financial Statements for information concerning the Stock Options.

The Company sponsored an Employee Stock Savings Plan (the “Plan”), until November 16, 2006, when the Plan was terminated. The Plan allowed all U.S. employees, who had been employed for six months, to contribute up to 100% of defined compensation to the Plan. The Company matched employee contributions at a rate equal to 50% of the employee’s contributions, but limited to 2% of the employee’s defined compensation. In addition, the Company contributed an amount equal to 1% of defined compensation to all plan participants. The Plan also provided for the Company to make additional voluntary profit sharing contributions based on the profits of the Company. The Company did not make any additional voluntary profit sharing contribution in 2010, or 2009.  See Note 6 to the Company’s Financial Statements for information regarding the Employee Stock Savings Plan.

There were no payments or Company matching contributions to the Employee Stock Savings Plan in 2009 or 2010.

Outstanding equity awards

The following table discloses information regarding all option awards, to executive officers, to purchase the Company’s Common Stock as of December 31, 2010.

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

Principal shareholders

Based on information available to the Company through filings with the Securities and Exchange Commission, each of the following persons or groups beneficially owned 5% or more of the 10,430,000 shares of common stock outstanding as of December 31, 2010.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Jay Gottlieb
27 Misty Brook Lane, New Fairfield, CT 06812	3,303,255	31.60%
William Vlahos
601 Montgomery St., Ste. 1112, San Francisco, CA 94111	633,000	6.06%

On March 11, 2009, the Company issued 3,294,035 shares of its common stock, no par value, to five individual investors for $0.012 per share. The securities were sold to Jay Gottlieb (1,552,035 shares), Gregg Schneider (400,000 shares), William Vlahos (617,000 shares), Gary Roebuck (250,000 shares), and Larry Kaplan (475,000 shares.  On August 9, 2010 the Board members unanimously voted to issue Mr. Jay Gottlieb, for his payment of $10,000, 800,000 shares of Company common stock at $.0125 per share, the approximate average of the most recent trades in the Company’s common stock.

The Company’s Employees Stock Savings Plan (the “Plan”) was terminated effective November 16, 2006. The Plan owned a total of 412,625 shares (6.5% of the 6,335,965 shares of common stock outstanding as of December 31, 2006) of common stock. All the shares have been distributed to the owner of the shares or his designated plan as of March 25, 2008. No Plan participant owned 5% or more of the Company’s shares through the Plan.  See Note 6 to the Company’s Financial Statements for information concerning the Employee Stock Savings Plan.

Security ownership of management

As of December 31, 2010, the amount of common stock owned by the directors of the Company.

Name of individual or group	Amount and Nature of Beneficial Ownership (1), (2)	Percent of Class (3)

Jay Gottlieb	3,303,255	31%
Gregg Schneider	400,000	4

All executive officers and directors as a group	3,703,255	35%

Item 14.	Principal Accountant’s Fees and Services

Audit Fees Paid to Principal Accounting Firm

Aggregate fees paid or payable to Ramirez International. in connection with their services during fiscal years 2009 and 2010 are listed below:

Fee category	2009	2010
Audit fees	$8,400	$8,000
Audit-related fees	2,500	6,500
Tax fees	00	00
All other fees	—	—

Total fees	$10,900	$14,500

Audit Fees: Consists of fees billed for professional services rendered for the audits of Reliability’s financial statements.

Audit-Related Fees: Consists of fees billed for services that are related to the review of Reliability’s quarterly financial statements.

Tax Fees: Consists of tax compliance/preparation and other tax services. Tax compliance/preparation consists of fees billed for professional services related to federal, state and international tax compliance. Other tax services consist of fees billed for other miscellaneous tax consulting and planning.

PART IV

Item 15.	Exhibits

a)	The following financial statements are filed as part of this report:

1.	Financial Statements: Listed in the Index to Financial Statements provided in response to Item 8 hereof (see p. F-1 for Index)

2.	Financial Statement Schedule. Financial Statement schedules are omitted because they are inapplicable or the required information is shown in the financial statements or noted therein.

b)	The following exhibits are filed as part of this report:

3.1	Restated Articles of Incorporation (with amendment). Reference is made to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

3.2	Restated Bylaws. Reference is made to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

3.3	Amended Bylaws. Reference is made to Exhibit 3.01 of the Company’s Form 8-K, filed on April 6, 2007.

23.1	Consent of Independent Registered Public Accounting Firm—Ramirez Jimenez International CPA’s.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.

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

DATE: March 7, 2011

RELIABILITY INCORPORATED (Registrant)

By:	/s/ Jay Gottlieb
Jay Gottlieb, Chairman of the Board of Directors,
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE: March 7, 2011

By:	/s/ Jay Gottlieb
Jay Gottlieb, Chairman of the Board of Directors,
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Jay Gottlieb	DATE: March 7, 2011
Jay Gottlieb President and Director

/s/ Gregg Schneider	DATE: March 7, 2011
Gregg Schneider, Chief Financial Officer and Director

/s/ Michael Pearce	DATE: March 7, 2011
Michael Pearce, Director

/s/ Ron Gutterson.	DATE: March 7, 2011
Ron Gutterson Director

/s/ Josh Krom.	DATE March 7, 2011
Josh Krom, Director

RELIABILITY INCORPORATED
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Reliability Incorporated

We have audited the accompanying balance sheets of Reliability Incorporated as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the  financial position of Reliability Incorporated at December 31, 2010 and 2009, and the  results of its operations, changes in stockholders’ equity (deficit) and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company’s circumstances raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ramirez Jimenez International CPA’s

Irvine, California
March 7, 2011

RELIABILITY INCORPORATED
 BALANCE SHEETS
(In thousands, except share data)

ASSETS	December 31, 2010	December 31, 2009
Current assets:
Cash and cash equivalents	$2	$21
Total current assets	2	21

Total Assets	$2	$21

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$9	$6

Total current liabilities	9	6

Stockholders’ equity (deficit):
Common stock, without par value; 20,000,000 shares authorized; 10,784,300 and 9,984,300 shares issued respectively	9,817	9,807
Accumulated deficit	(8,730)	(8,698)
Less treasury stock at cost, 354,300 shares	(1,094)	(1,094)

Total stockholders’ equity (deficit)	(7)	15

	$2	$21

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
  STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31,
	2010		2009
Operating expenses:
General and administrative		$32		$23

Total cost and expenses		32		23

Loss before income taxes		(32)		(23)
Provision for income taxes		-		(1)

Net Loss		$(32)		$(24)

Basic and diluted loss per share:	$	Nil	$	Nil

Weighted average shares:
Basic		9,965		8,993
Diluted		9,965		8,993

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
  STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(32)	$(24)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3	(38)
Net cash used by operating activities	(29)	(62)
Cash flows from financing activities:
Issuance of stock for cash	10	40
Net cash provided by financing activities	10	40
Net decrease in cash	(19)	(22)
Cash and cash equivalents:
Beginning of period	21	43
End of period	$2	$21
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED

 STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common Stock		Treasury Stock (At Cost)
	Shares	Amount	Shares	Amount	Retained Earnings (Deficit)	Total Amount
Balance at December 31, 2008	6,690	$9,767	(354)	$(1,094)	$(8,674)	$(1)

Issuance of stock	3,294	40				40

Ne Net loss					(24)	(24)

Balance at December 31,2009	9,984	$9,807	(354)	$(1,094)	$(8,698)	$15
	444
Iss Issuance of stock	800	10				10

Ne Net loss					(32)	(32)

Balance at December 31,2010	10,784	$9,817	(354)	$(1,094)	$(8,730)	$(7)

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
.
GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has no operating activities and is now a shell company. The Company has concluded that it should sell the company or identify a merger partner. There can be no assurances that the Company will be successful in completing such a transaction or be able to maintain sufficient liquidity over a period of time that will allow it to carry out these actions, in which case the Company might be forced to liquidate or seek protection under the Federal bankruptcy statutes, or both.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for financial information and with instructions to Form 10-K. The financial statements include the financial transactions and accounts of the Company

ACCOUNTING ESTIMATES

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

STOCK OPTIONS

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123(R), Share-Based Payment  ( “SFAS 123(R)” ). SFAS 123(R) requires that the compensation cost relating to stock-based payments, including grants of employee stock options, be recognized in financial statements. That cost is measured based on the fair value of the equity instruments issued. SFAS 123(R) allows two methods for determining the effects of the transition: the modified-prospective transition method and the modified-retrospective method of transition. The Company adopted the modified-prospective method. Under this transition method, the Company recognized the fair value of stock-based compensation awards as compensation expense in its statement of operations on a straight line basis, over the vesting period, for awards granted after January 1, 2006 and for unvested awards outstanding as of December 31, 2005.

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

EARNINGS PER SHARE

The Company determines earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company generated net losses in 2009 and 2010, outstanding stock options would have been anti-dilutive and were not considered in these calculations

2. INCOME TAXES

The significant components of the Company’s net deferred tax assets (liabilities) at December 31, 2010 and 2009 were as follows (in thousands):

	2009	2010
Deferred tax assets:

Net operating loss carryover	$5,478	$5,478
Capital loss carryover	199	199

Total deferred tax assets	5,677	5,677
Valuation allowance	5,677	5,677

Net deferred tax assets	$0	$0

The Company has established valuation allowances related to certain tax benefits where management believes that the available evidence indicates that it is more likely than not that the Company will not realize the tax benefit. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

At December 31, 2009, the Company had U.S. net operating loss carryforwards of approximately $15 million that will expire commencing in 2023 through 2030. These carryforwards may be subject to certain limitations on annual utilization in the event of a change in ownership, as defined by tax law.

RELIABILITY INCORPORATED
NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2009

3. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2010 and 2009 consist of the following (in thousands):

	2009	2010
Legal and Accounting	$6	$9

Total	$6	$9

4. EMPLOYEE STOCK SAVINGS PLAN

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

The Plan allowed eligible United States employees to contribute up to 100% of defined compensation to the Plan and to elect to have contributions not be subject to Federal income taxes under Section 401(k) of the Internal Revenue Code. The Company matched employee contributions to the Plan at a rate equal to 50% of the employee’s contribution, but the Company’s matching contribution was limited to 2% of the employee’s defined compensation. The Company also made a voluntary contribution of an amount equal to 1% of the defined compensation of all participants. The Company also contributed a profit sharing amount based on the  profits of the Company. The maximum profit sharing contribution was 5% of compensation. The Company’s contributions for matching and voluntary contributions were $0 in 2007 and $0 in 2008.

The Company registered and reserved 500,000 shares in 1992, and registered and reserved 500,000 additional shares in 2001, of common stock for sale to the Plan. The registration statements cover shares purchased both in the open market and from the Company. The Plan did not purchase any shares from the Company during the two-year period ending in 2010.

At December 31, 2010, 354,300 reserved shares remain unissued under the 2001 registration statement. There are no plans to issue the reserved shares as the plan has been terminated.

5. STOCK OPTION PLAN

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

Under the Company’s Amended and Restated 1997 Stock Option Plan (the “Plan”), no further option grants are allowed after February 26, 2007, but options theretofore granted shall remain in effect until satisfied or terminated pursuant to the Plan. No options were granted under the Plan during the years ended December 31, 2009 and 2010.

At December 31, 2006, all options were fully vested; thus no further stock option expense has been recorded related to the Plan. The weighted-average remaining contractual term, as of December 31, 2010, was 5.80 years for outstanding and exercisable options. There were no options exercised and none that expired or were canceled during the years ended December 31, 2009 and 2010. The following table summarizes options outstanding:

	Number of Options	Weighted Average Price

Balance as of December 31, 2009 and 2010	370,000	$.21

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

6. STOCKHOLDERS’  EQUITY

On March 11, 2009, the Company issued 3,294,035 shares of its common stock for $0.012 per share, or aggregate proceeds of $39,500.

On August 9, 2010, the Company issued 800,000 shares of its common stock, for $0.0125 per share, or aggregate proceeds of $10,000.

7. SUBSEQUENT EVENTS

In January 2011 the Company issued 833,333 shares to Jay Gottlieb and 250,000 shares to Gregg Schneider at $0.012 per share for a total of $13,000. No other material subsequent events have occurred since December 31, 2010 that require recognition or disclosure in the financial statements.