Form 10-Q
period 2011-03-31
RELIABILITY INC
filed 2011-05-10
CIK 34285

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes  ☐       No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes ☒     No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 12,013,333 shares of Common Stock, no par value, as of May 10, 2010.

RELIABILITY INCORPORATED
RELIABILITY INCORPORATED, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2011

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 (Unaudited)	3

	Consolidated Statement of Operations for the Three Months Ended March 31, 2011 and 2010 (Unaudited)	4

	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2011 and 2010 (Unaudited)	5

	Notes to Unaudited Consolidated Financial Statements	6-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	11

Item 5.	Subsequent Events	11

PART II. OTHER INFORMATION		12

Item 6.	Exhibits	12

Signatures		13

Item 1.	Financial Statements

RELIABILITY INCORPORATED
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS	March 31, 2011 (unaudited)	December 31, 2010
Current assets:
Cash and cash equivalents	$4	$2
Total current assets	4	2

Total Assets	$4	$2

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$1	$9
Total current liabilities	1	9

Stockholders’ equity (deficit):
Common stock, without par value; 20,000,000 shares authorized; 11,867,633 and 10,784,300 shares issued respectively	9,830	9,817
Accumulated deficit	(8,733)	(8,730)
Less treasury stock at cost, 354,300 shares	(1,094)	(1,094)

Total stockholders’ equity (deficit)	3	(7)

	$4	$2

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	(unaudited)
	Three months ended March 31,
	2011	2010
Operating expenses:
General and administrative	$3	$11
Total cost and expenses	3	11
Operating loss	(3)	(11)
Other income (expense)
Other (expense)	0	0
Total other income (expense)	0	0
Loss from continuing operations	(3)	(11)
Net Loss	$(3)	$(11)
Weighted average shares:
Basic	11,284	9,630
Diluted	11,284	9,630

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	(unaudited)
	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(3)	$(11)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(8)	(3)

Net cash used by operating activities	(11)	(14)

Cash flows from financing activities:
Issuance of stock for cash	13	-
Net cash provided by financing activities	13	-
Net increase (decrease) in cash	2	(14)
Cash and cash equivalents:
Beginning of period	2	21
End of period	$4	$7

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

1.  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern. We are now quoted on the OTCQB of the OTC Marketplace under the symbol “REAL”.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The consolidated financial statements include the financial transactions and accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

Earnings Per Share

The Company determines earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company generated net losses in the first quarters of 2011 and 2010, outstanding stock options would have been anti-dilutive and were not considered in these calculations.

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

At March 31, 2011, the Company had U.S. net operating loss carryforwards of approximately $15 million that will expire commencing in 2023 through 2027. These carryforwards may be subject to certain limitations on annual utilization in the event of a change in ownership, as defined by tax law. See Note 5 in the Company’s 10-K dated December 31, 2010.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

At March 31, 2011, there were no unvested option grants; thus no further stock option expense will be recorded until such time that additional grants are made. The weighted-average remaining contractual term, as of March 31, 2011, was 5.6 years for outstanding and exercisable options. The following table summarizes option activity for the three months ended March 31, 2011:

	Number of Options	Weighted Average Price
Balance as of December 31, 2010	370,000	$.21
Expired or canceled	—	—
Exercised	—	—
Granted	—	—

Balance as of March 31, 2011	370,000	$.21

4. STOCKHOLDERS’ EQUITY

In January 2011, the Company issued 1,083,333 shares of common stock for total proceeds of $13,000.

5. SUBSEQUENT EVENTS

In April 2011 Gregg Schneider purchased 500,000 shares at $.016 a share for a total of $8,000.  No other material subsequent events have occurred since March 31, 2011that require recognition or disclosure in the financial statements.

RELIABILITY INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS
March 31, 2011

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

CRITICAL ACCOUNTING POLICIES AND COMMENTS RELATED TO OPERATIONS

The Company has defined a critical accounting policy as one that is both important to the portrayal of the Company’s financial condition and results of operations and requires the management of the Company to make difficult, subjective or complex judgments. Estimates and assumptions about future events and their effects cannot be perceived with certainty. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. There have been no material changes or developments in the Company’s evaluation of the accounting estimates and the underlying assumptions or methodologies that it believes to be Critical Accounting Policies and Estimates as disclosed in its Form 10-K for the year ended December 31, 2010.

Management’s Discussion included in the Form 10-K for the year ended December 31, 2010 includes discussion of various factors related to the decline in the Company’s revenues and items related to the Company’s results of operations and liquidity. There have been no other significant changes in most of the factors discussed in the Form 10-K and many of the items discussed in the Form 10-K are relevant to 2011 operations; thus the reader of this report should read Management’s Discussion included in Form 10-K for the year ended December 31, 2010.

RELIABILITY INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS
March 31, 2011

RESULTS OF OPERATIONS

Three months ended March 31, 2011 compared to three months ended March 31, 2010.

Revenues and Gross Profit.
Revenues and gross profit for the three months ended March 31, 2011, and March 31, 2010 were both reported as zero, since all operations have been discontinued.

General and Administrative

General and administrative expenses decreased from $11,000 for the three months ended March 31, 2010 to $3,000 for the first quarter of 2011.

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

Net cash used by operating activities during the three months ended March 31, 2011 was $11,000 compared to $14,000 in the comparable period of 2010.

Item 3      Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 and 4T.	Controls and Procedures.

After current management gained control of the Company in April 2009, the Company appointed a Chief Financial Officer so that the respective duties of the principal executive officer and principal financial officer are segregated..  There now being three people involved in any Company financial transactions.  Specifically, all bills are sent to the bookkeeper and the President/CEO authorizes all expenditures, checks are then drawn by the bookkeeper for payment based on such authorization and, finally, the CFO signs the check and distributes.  In fact, with regard to all expenditures, the President/CEO has never signed a check, the CFO cannot sign a check unless the bookkeeper has prepared and the bookkeeper has no check signing authority.  With regard to revenues, since the Company has discontinued operations, its only function being to find a merger partner.  Revenues are minimal and the foregoing internal process should be effective to fulfill its internal controls and financial reporting responsibilities.

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

Item 5      Subsequent Events

In April 2011 Gregg Schneider purchased 500,000 shares at $.016 a share for a total of $8,000.  No other material subsequent events have occurred since March 31, 2011 that require recognition or disclosure in the financial statements.

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

RELIABILITY INCORPORATED
(Registrant)

May 10, 2011	By:	/s/ Jay Gottlieb
Jay Gottlieb
President and Chief Executive Officer

/s/ Gregg Schneider
Gregg Schneider
Chief Financial Officer