Form 10-Q
period 2011-06-30
RELIABILITY INC
filed 2011-08-02
CIK 34285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES    NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☒ No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 12,013,333 shares of Common Stock, no par value, as of August 1, 2011.

RELIABILITY INCORPORATED
RELIABILITY INCORPORATED, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2011

Item 1.	Financial Statements

RELIABILITY INCORPORATED
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS	June 30, 2011	December 31, 2010
	(unaudited)
Current assets:
Cash and cash equivalents	$8	$2
Total current assets	8	2

Total Assets	$8	$2

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$0	$9

Total current liabilities	0	9

Stockholders’ equity (deficit):
Common stock, without par value; 20,000,000 shares authorized; 12,013,333 and 10,784,300 shares issued respectively	9,838	9,817
Accumulated deficit	(8,736)	(8,730)
Less treasury stock at cost, 354,300 shares	(1,094)	(1,094)

Total stockholders’ equity (deficit)	8	(7)

	$8	$2

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	(unaudited)
	Three months ended June 30,
	2011	2010
Operating expenses:
General and administrative	$3	$4
Total cost and expenses	3	4
Operating loss	(3)	(4)

Net Loss	$(3)	$(4)
Basic and Diluted Loss Per Share	(0.00)	(0.00)
Weighted average shares:
Basic	11,876	9,630
Diluted	11,876	9,630

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	(unaudited)
	Six months ended June 30,
	2011	2010
Operating expenses:
General and administrative	$6	$15
Total cost and expenses	6	15
Operating loss	(6)	(15)
Other income (expense)
Other (expense)	-	-
Total other income (expense)	-	-

Net Loss	$(6)	$(15)
Basic and Diluted Loss Per Share	(0.00)	(0.00)
Weighted average shares:
Basic	11,580	9,630
Diluted	11,580	9,630

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	(unaudited)
	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(6)	$(15)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	(9)	(5)
Total adjustments	(9)	(5)

Net cash used by operating activities	(15)	(20)

Cash flows from financing activities:
Issuance of stock for cash	21	-
Net cash provided by financing activities	21	-
Net decrease increase in cash	6	(20)
Cash and cash equivalents:
Beginning of period	2	21
End of period	$8	$1

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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
June 30, 2011

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

At June 30, 2011, the Company had U.S. net operating loss carryforwards of approximately $15 million that will expire commencing in 2023 through 2027. These carryforwards may be subject to certain limitations on annual utilization in the event of a change in ownership, as defined by tax law. See Note 5 in the Company’s 10-K dated December 31, 2010.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

At June 30, 2011, there were no unvested option grants; thus no further stock option expense will be recorded until such time that additional grants are made. The weighted-average remaining contractual term, as of June 30, 2011, was 5.3 years for outstanding and exercisable options. The following table summarizes option activity for the three months ended June 30, 2011:

	Number of Options	Weighted Average Price
Balance as of December 31, 2010	370,000	$.21
Expired or canceled	—	—
Exercised	—	—
Granted	—	—

Balance as of June 30, 2011	370,000	$.21

4. STOCKHOLDERS’ EQUITY

In January 2011, the Company issued 1,083,333 shares of common stock for total proceeds of $13,000. In April 2011, the Company issued 500,000 shares for a total of $8,000.

5. SUBSEQUENT EVENTS

No material subsequent events have occurred since June 30, 2011, that require recognition or disclosure in the financial statements.

RELIABILITY INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS
June 30, 2011

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

RELIABILITY INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS
June 30, 2011

RESULTS OF OPERATIONS

Three months ended June 30, 2011 compared to three months ended June 30, 2010.

Revenues and Gross Profit.

Revenues and gross profit for the three months ended  June 30,  2011 and 2010 were reported as zero, since all operations have been discontinued.

General and Administrative

General and administrative expenses were $3,000 for the three months ended June 30, 2011 and $4,000 for the corresponding quarter of 2010.

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

Net cash used by operating activities during the three months ended June 30, 2011 was $3,000 compared to $4,000 in the comparable period of 2010.

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

No material subsequent events have occurred since June 30, 2011 that require recognition or disclosure in the financial statements.

RELIABILITY INCORPORATED
OTHER INFORMATION

PART II - OTHER INFORMATION
June 30, 20011

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

RELIABILITY INCORPORATED
(Registrant)

Date: August 1, 2011	/s/ Jay Gottlieb
Jay Gottlieb
President and Chief Executive Officer

/s/ Gregg Schneider
Gregg Schneider
Chief Financial Officer