Form 10-Q
period 2011-09-30
RELIABILITY INC
filed 2011-11-14
CIK 34285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 12,013,333 shares of Common Stock, no par value, as of October 31, 2011.

RELIABILITY INCORPORATED
RELIABILITY INCORPORATED, INC.
Quarterly Report on Form 10-Q
For the Nine Months Ended September 30, 2011

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 6.	Exhibits	13

Signatures		14

Item 1. Financial Statements

RELIABILITY INCORPORATED
UNAUDITED BALANCE SHEETS
(In thousands, except share data)

ASSETS	September 30, 2011 (unaudited)	December 31, 2010
Current assets:
Cash and cash equivalents	$4	$2
Total current assets	4	2

Total Assets	$4	$2

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$0	$9

Total current liabilities	0	9

Stockholders’ equity (deficit):
Common stock, without par value; 20,000,000 shares authorized; 12,367,633 and 10,784,300 shares issued respectively	9,838	9,817
Accumulated deficit	(8,740)	(8,730)
Less treasury stock at cost, 354,300 shares	(1,094)	(1,094)

Total stockholders’ equity (deficit)	4	(7)

	$4	$2

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	(unaudited)
	Three months ended September 30,
	2011	2010
Operating expenses:
General and administrative	$4	$5
Total cost and expenses	4	5
Operating loss	(4)	(5)
Net Loss	$(4)	$(5)
Net Loss Per Share	nil	nil
Weighted average shares:
Basic	12,013	9,985
Diluted	12,013	9,985

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	(unaudited)
	Nine months ended September 30,
	2011		2010
Operating expenses:
General and administrative		$10		$20

Total cost and expenses		10		20

Total other income (expense)		-		-

Loss from continuing operations, before income taxes		(10)		(20)
Provision for income taxes		-		-
Loss from continuing operations		(10)		(20)

Net Loss		$(10)		$(20)

Basic and diluted loss per share:	$	Nil	$	Nil

Weighted average shares:
Basic		11,732		9,748
Diluted		11,732		9,748

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	(unaudited)
	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(10)	$(20)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(9)	(6)
Net cash used by operating activities	(19)	(26)
Cash flows from financing activities:
Issuance of stock for cash	21	10
Net cash provided by financing activities	-	-
Net increase (decrease) in cash and cash equivalents	2	(16)
Cash and cash equivalents:
Beginning of period	2	21
End of period	$4	$5
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these statements

RELIABILITY INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2011

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

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

Stock Options

The Company records compensation cost relating to stock-based payments, including grants of employee stock options, based on the fair value of the equity instruments issued and the modified-prospective method. Under this method, the Company recognized the fair value of stock-based compensation awards as compensation expense in its statement of operations on a straight line basis, over the vesting period, for awards granted after January 1, 2006 and for unvested awards outstanding as of December 31, 2005.

Cash Equivalents

For the purposes of the statements of cash flows, the Company considers all highly liquid cash investments that mature in three months or less when purchased, to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company generated net losses in each of the periods presented, outstanding stock options would have been anti-dilutive and were not considered in these calculations.

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

The Company has substantial U.S. net operating loss carryforwards  that will expire commencing in 2023 through 2027. These carryforwards are subject to certain limitations on annual utilization and in the event of a change in ownership, as defined by tax law. See Note 5 in the Company’s 10-K dated December 31, 2010.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

At September 30, 2011, there were no unvested option grants; thus no further stock option expense will be recorded until such time that additional grants are made. The weighted-average remaining contractual term, as of September 30, 2011, was 5.0 years for outstanding and exercisable options. The following table summarizes option activity for the nine months ended September 30, 2011:

	Number of Options	Weighted Average Price
Balance as of December 31, 2010	370,000	$.21
Expired or canceled	—	—
Exercised	—	—
Granted	—	—

Balance as of September 30, 2011	370,000	$.21

4. STOCKHOLDERS’ EQUITY

In January 2011, the Company issued 1,083,333 shares of common stock for total proceeds of $13,000. In April 2011, the Company issued 500,000 shares for a total of $8,000.

5. SUBSEQUENT EVENTS

No material subsequent events have occurred since September 30, 2011, that require recognition or disclosure in the financial statements.

RELIABILITY INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS
September 30, 2011

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

RELIABILITY INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS
September 30, 2011

RESULTS OF OPERATIONS

Three months ended September 30, 2011 compared to three months ended September 30, 2010.

Revenues and Gross Profit.

Revenues and gross profit for the three months ended September 30,  2011 and 2010 were reported as zero, since all operations have been discontinued.

General and Administrative

General and administrative expenses were $4,000 for the three months ended September 30, 2011 and $5,000 for the corresponding quarter of 2010.

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

Net cash used by operating activities during the nine months ended September 30, 2011 was $19,000 compared to $26,000 in the comparable period of 2010.

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

a) Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures as of the end of the period covered by this report were effective.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting, known to the CEO and CFO, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5. Subsequent Events

No material subsequent events have occurred since September 30, 2011 that require recognition or disclosure in the financial statements.

RELIABILITY INCORPORATED
OTHER INFORMATION

PART II - OTHER INFORMATION
September 30, 20011

Items 1 through 5 are not applicable and have been omitted.

Item 6. Exhibits:

The following exhibits are filed as part of this report:

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL INSTANCE DOCUMENT

101.SCH **	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL **	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF **	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB **	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE **	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED (Registrant)

November 14, 2011	/s/ Jay Gottlieb
Jay Gottlieb
President and Chief Executive Officer

/s/ Gregg Schneider
Gregg Schneider
Chief Financial Officer