Form 10-K
period 2011-12-31
RELIABILITY INC
filed 2012-03-07
CIK 34285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011	Commission File Number 0-7092

RELIABILITY INCORPORATED
(Exact name of registrant as specified in its charter)

TEXAS	75-0868913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

410 Park Avenue--15th Floor New York, New York 10022	10022
(Address of principal executive offices)	(Zip Code)

(212)  231-8359
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates; computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2011: $107,500.

Number of shares outstanding of the issuer’s Common Stock as of March 7, 2012: 13,513,533.

Documents Incorporated by Reference   None.

RELIABILITY INCORPORATED

Form 10-K
TABLE OF CONTENTS
December 31, 2011

PART I

Item 1.	Description of Business

THE COMPANY

The Company was incorporated under the laws of the State of Texas in 1953, but the principal business of the Company, as described in this report, started in 1971, and was closed down in 2007. The Company had two wholly owned subsidiaries, Reliability Singapore, Pte Ltd. and Reliability Contractors of Florida, neither of which is operating. The Company has no further operating activities and is now a shell company.

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

Available sources of liquidity at December 31, 2011 include cash and cash equivalents of $4,000.

EMPLOYEES

We have no employees.

Item 1A.	Risk Factors.

The Company Has No Means to Generate Revenue

We have no source of revenue. Our cash balance has been diminished by general and administrative expenses.

The Market For Our Stock Is Not Liquid And The Stock Price Is Subject To Volatility

Our stock is quoted on the OTCQB of the OTC Marketplace under the symbol of "REAL", where low trading volume and high volatility is often experienced. While a few firms make a market in our stock, the historically low trading volume and relatively few market makers of our stock make it more likely that a severe fluctuation in volume, either up or down, will significantly impact the stock price. There can be no assurance that these market makers will continue to quote our stock and a reduction in such market makers would negatively impact trading liquidity. Further, with our constrained resources and increased cost and time associated with implementation of Sarbanes-Oxley, it may not be possible for us to remain listed on the OTC Bulletin Board in the future as a fully reporting company. Lastly, the uncertainty of the future of the Company may limit the liquidity of our stock. This and the existing limited market and volume in the trading of our stock, may result in our stockholders having difficulty selling our common stock. The trading price of our Common Stock has been, and will likely continue to be, subject to wide fluctuations in response to possible claims arising from our asset sale, the uncertainty of the future of the Company, general market fluctuations and other events and factors, some of which may be beyond our control.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Description of Properties.

Not applicable

Item 3.	Legal Proceedings.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock trades in the over-the-counter bulletin board market under the symbol REAL.  The high and low sale prices for 2010 and 2011 are set forth below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
High	$.025	.035	.021	.05
Low	.012	.021	.012	.012
2010
High	$.02	$.020	$.030	$.030
Low	.01	.010	.010	.010

The Company paid no cash dividends in 2010 or 2011 and had 190 shareholders of record as of December 31, 2011, not counting the shareholders who hold the Company stock in street name.

The following table sets forth the number of shares of the Company’s common stock reserved for issuance under the Company’s equity compensation plan as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	$370,000	$0.21	$0
Equity compensation plans not approved by security holders	—	—	—
Total	370,000	$0.21	0

No shares of common stock were repurchased by the Company in 2010 or 2011.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis or Plan of Operation.

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

CRITICAL ACCOUNTING POLICIES

This discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our audited financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s current circumstances, including the sale of all its revenue-generating assets and significant operating losses, raise substantial doubt about the likelihood that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ANALYSIS OF FINANCIAL CONDITION

Net cash used by operating activities for the year ended December 31, 2010 was $29,000, compared to $24,000 used by operations during 2011. The  usage of cash in 2011 was attributable to the net loss, which in turn resulted from general and administrative expenses. The principal items contributing to the $29,000 usage of cash in 2010 were a loss of $32,000, offset by an increase in accounts payable and accrued liabilities of $3,000.

Financing activities provided $10,000 cash in 2010, while financing activities provided $26,000 cash in 2011.

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

RESULTS OF OPERATIONS

Net Revenues and Gross Profit

Revenues and gross profit for 2010 and 2011 are reported as zero for both years, as all operations were discontinued as of September 30, 2007.

General and Administrative

General and administrative (“G&A”) expenses primarily consist of legal, accounting and other professional services.

G&A expenses decreased from $32,000 in 2010 to $24,000 in 2011.

Provision for Income Taxes

The Company recorded no provision or benefit for Federal income taxes in 2010 or 2011. Benefits from the tax loss carryforwards have been fully offset by valuation allowances since realization cannot be assured.

OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements

The financial statements of the Company and the related report of the Company’s independent registered public accounting firm thereon are included in this report on pages 12 through 18.

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

The CEO evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the CEO used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, the CEO concluded that, as of December 31, 2011, internal control over financial reporting was effective.

The financial statements of the Company for 2010 and 2011 have been audited by the independent registered public accounting firm of Ramirez Jimenez International CPA’s who were given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders and the Board of Directors. This annual report does not include an attestation report from the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

The following table sets forth the name, age and position with the Company of (i) each of the persons appointed to the Company's Board of Directors effective 10 days after this Information Statement is distributed to shareholders and (ii) each of the persons appointed as Executive Officer(s) of the Company as described herein:

NAME	AGE	PRINCIPAL POSITION
Jay Gottlieb	67	Chairman of the Board of Directors, Secretary and Treasurer
Michael Pearce	50	Director
Greggory Schneider	35	Director and Chief Financial Officer
Joshua Krom	35	Director
Ron Gutterson	67	Director

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

Michael Pearce is Chairman of Pernix Therapeutics Holdings, Inc (NYSE Amex:PTX), a specialty pharmaceutical company. From November 2007 to March 2010, he was Chairman and Chief Executive Officer of Golf Trust of America, Inc. (NYSE Amex:GTA). Mr. Pearce has been a private investor in various companies since 2002, with emphasis in distressed securities of publicly traded entities. From late 1999 through 2001, he served as Chief Executive Officer of iEntertainment Network.  From 1996 to 1998, he served as Senior Vice President of Sales and Marketing of publicly traded VocalTec Communications, later returning in 1999 in a consulting capacity to its Chairman on matters pertaining to strategic alternatives, business development and mergers and acquisitions. From 1983 to 1996, he was employed in various technology industry management positions, including Senior Vice President of Sales and Marketing at Ventana Communications, a subsidiary of Thomson Corporation; Vice President of Sales at Librex Computer Systems, a subsidiary of Nippon Steel; and National Sales Manager at Hyundai Electronics America. From 1979 to 1983, he attended Southern Methodist University.

Gregg Schneider is a private investor who specializes in undervalued publicly traded securities.  During the past sixteen years, Mr. Schneider has been an active dealer in numismatic items, specializing in U.S. rare coins and currency.  Mr. Schneider attended two years of courses at UCLA and is involved in several charitable organizations.

Joshua Krom is the President of Realty Asset Management, LLC, a full service real estate company which has specialized in acquiring and rapidly repositioning distressed properties with the goal of maximize its investors’ returns.  Mr. Krom has significant experience in the financial analysis of residential portfolios, retail, industrial and apartment buildings.  He is a member of some of the most prominent national Real Estate Owned organizations.  Prior to forming Realty Asset Management, LLC, Mr. Krom practiced real estate and corporate law.  He is a licensed attorney and real estate broker in California and a licensed real estate broker in Nevada.  Mr. Krom received his Juris Doctorate degree from Emory University School of Law where he was a Dean’s Honors recipient.  He graduated with High Honors from the University of California, Santa Barbara where he received a Bachelor of Arts Degree in Communications.

Ron Gutterson has for the last 15 years been President and Chief Operating Officer of Sage Solutions Inc., a New York based computer technology organization.  During this period, he has rendered technology services to the major Fortune 100 corporations of America in the manufacturing, banking, and brokerage industries.  For ten years prior, Mr. Gutterson was Vice President of Sales for the International Operations division of a major home furnishings convertor based out of New York.  He holds a B.S. in Economics and an MBA in Finance.

Directors serve a one-year term and hold office until their successors are elected by the shareholders, unless they shall sooner resign.

Item 11.	Executive Compensation.

Summary compensation table

The Company has not paid any salary to its officers or Directors in 2011 or 2010.

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

Outstanding equity awards

The following table discloses information regarding all option awards, to executive officers, to purchase the Company’s Common Stock as of December 31, 2011.

Option Awards

	Number of Securities Underlying Unexercised Options		Option
Name (a)	# Exercisable (b)	# Unexercisable (1) (c)	Exercise Price (e)	Expiration Date (f)
Larry Edwards (former President)	200,000		$.21	7/19/2016

(1)	All issued options are vested and became exercisable on January 20, 2007.

Director Compensation

None

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal shareholders

Based on information available to the Company through filings with the Securities and Exchange Commission, each of the following persons or groups beneficially owned 5% or more of the 12,013,333 shares of common stock outstanding as of December 31, 2011.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Jay Gottlieb
27 Misty Brook Lane, New Fairfield, CT 06812	4,136,588	34.4%
William Vlahos
601 Montgomery St., Ste. 1112, San Francisco, CA 94111	1,250,000	10.4%

On August 9, 2010 the Board members unanimously voted to issue Mr. Jay Gottlieb, for his payment of $10,000, 800,000 shares of Company common stock at $.0125 per share, the approximate average of the most recent trades in the Company’s common stock.  In January 2011, the Company issued 1,083,333 shares of common stock for total proceeds of $13,000. In April 2011, the Company issued 500,000 shares for a total of $8,000.  On January 17, 2012 the Board voted to issue 1,500,000 shares to Jay Gottlieb and Gregg Schneider at $0.016 per share for a total of $24,000.

Security ownership of management

As of December 31, 2011, the amount of common stock owned by the directors of the Company was:

Name of individual or group	Amount and Nature of Beneficial Ownership (1), (2)	Percent of Class (3)
Jay Gottlieb	4,136,588	34.4%
Gregg Schneider	1,160,000	9.7

All executive officers and directors as a group	5,296,588	44.1%

Item 13.	Certain Relationships and Related Transactions and Director Independence

All directors other than Jay Gottlieb and Gregg Schneider are independent.

Item 14.	Principal Accountant’s Fees and Services

Aggregate fees paid or payable to Ramirez Jimenez International CPA’s in connection with their services during fiscal years 2010 and 2011 are listed below:

Fee category	2010	2011
Audit fees	$14,000	$14,000
Audit-related fees
Tax fees
All other fees

Total fees	$14,000	$14,000

Audit Fees: Consists of fees billed for professional services rendered for the audits of Reliability’s annual financial statements and the review of Reliability’s quarterly financial statements.

Tax Fees: Consists of tax compliance/preparation and other tax services. Tax compliance/preparation consists of fees billed for professional services related to federal, state and international tax compliance. Other tax services consist of fees billed for other miscellaneous tax consulting and planning.

PART IV

Item 15.	Exhibits

The following exhibits are filed as part of this report or incorporated by reference:

Financial Statements: as referenced in Item 8 hereof

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

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
_______
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

RELIABILITY INCORPORATED
(Registrant)

DATE: March 7, 2012	BY	/s/ Jay Gottlieb
Jay Gottlieb, Chairman of the Board of Directors,
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Jay Gottlieb	DATE: March 7, 2012
Jay Gottlieb President and Director

/s/ Gregg Schneider	DATE: March 7, 2012
Gregg Schneider, Chief Financial Officer and Director

/s/ Michael Pearce	DATE: March 7, 2012
Michael Pearce, Director

/s/ Ron Gutterson.	DATE: March 7, 2012
Ron Gutterson Director

/s/ Josh Krom.	DATE March 7, 2012
Josh Krom, Director

RELIABILITY INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Reliability Incorporated

We have audited the accompanying balance sheets of Reliability Incorporated as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the  financial position of Reliability Incorporated as of December 31, 2011 and 2010, and the  results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no operating activities. It is now a shell company and its future plans are uncertain. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ramirez Jimenez International CPA’s

Irvine, California
March 7, 2012

RELIABILITY INCORPORATED
BALANCE SHEETS
(In thousands, except share data)

ASSETS	December 31, 2011	December 31, 2010
Current assets:
Cash and cash equivalents	$4	$2
Total current assets	4	2

Total Assets	$4	$2

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$9	$9
Loans from officers	5	-

Total current liabilities	14	9

Stockholders’ equity (deficit):
Common stock, without par value; 20,000,000 shares authorized; 12,367,633 and 10,784,300 shares issued respectively	9,838	9,817
Accumulated deficit	(8,754)	(8,730)
Less treasury stock at cost, 354,300 shares	(1,094)	(1,094)

Total stockholders’ equity (deficit)	(10)	(7)

Total Liabilities and Stockholders’ Equity (Deficit)	$4	$2

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31,
	2011		2010
Operating expenses:
General and administrative		$24		$32

Total cost and expenses		24		32

Loss before income taxes		(24)		(32)
Provision for income taxes		-		-
Net Loss		$(24)		$(32)

Basic and diluted loss per share:	$	Nil	$	Nil

Weighted average shares:
Basic		11,557		9,965
Diluted		11,557		9,965

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
 STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock		Treasury Stock (At Cost)		Retained Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	(Deficit)	Equity (Deficit)

Balance at December 31, 2009	9,984	$9,807	(354)	$(1,094)	$(8,698)	$15

Issuance of stock	800	10				10

Net loss					(32)	(32)

Balance at December 31,2010	10,784	$9,817	(354)	$(1,094)	$(8,730)	$(7)
	444
Issuance of stock	1,583	21				21

Net loss					(24)	(24)

Balance at December 31,2011	12,367	$9,838	(354)	$(1,094)	$(8,754)	$(10)

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(24)	$(32)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	-	3
Net cash used by operating activities	(24)	(29)
Cash flows from financing activities:
Loans from officers	5	-
Issuance of stock for cash	21	10
Net cash provided by financing activities	26	10
Net increase (decrease) in cash and cash equivalents	2	(19)
Cash and cash equivalents:
Beginning of period	2	21
End of period	$4	$2
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Two of the Company's stockholder/officers have advanced cash to the Company on a short-term non-interest bearing basis to pay for ongoing general and administrative expenses.  As of December 31, 2011, $5,000 had been advanced and was reflected as Loans from officers.

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

STOCK OPTIONS

Compensation cost relating to stock-based payments, including grants of employee stock options, is recognized in financial statements based on the fair value of the equity instruments issued. The Company adopted the modified-prospective method. Under this method, the Company recognized the fair value of stock-based compensation awards as compensation expense in its statement of operations on a straight line basis, over the vesting period, for awards granted after January 1, 2006.

INCOME TAXES

Deferred income taxes are provided under the asset and liability method and reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company establishes valuation allowances when the realization of specific deferred tax assets is subject to uncertainty. The Company records no tax benefits on its operating losses, as the losses will have to be carried forward and realization of any benefit is uncertain.

EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company generated net losses in 2011 and 2010, outstanding stock options would have been anti-dilutive and were not considered in these calculations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts payable and accrued liabilities, and loans from officers at December 31, 2011 and 2010 approximated fair value due to their short maturity or nature.

2. INCOME TAXES

At December 31, 2011, the Company had U.S. net operating loss carryforwards of approximately $15 million that will expire commencing in 2023 through 2030. These carryforwards may be subject to certain limitations on annual utilization in the event of a change in ownership, as defined by tax law. The Company has established valuation allowances to fully offset the deferred income tax assets related to these loss carryforwards, based upon  the available evidence that indicates that it is more likely than not that the Company will not realize the tax benefits.

RELIABILITY INCORPORATED
NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2011

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of December 31, 2011 and 2010 consist of the following (in thousands):

	2010	2011
Legal and accounting costs	$9	$9

Total	$9	$9

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

The Plan allowed eligible United States employees to contribute up to 100% of defined compensation to the Plan and to elect to have contributions not be subject to Federal income taxes under Section 401(k) of the Internal Revenue Code. The Company matched employee contributions to the Plan at a rate equal to 50% of the employee’s contribution, but the Company’s matching contribution was limited to 2% of the employee’s defined compensation. The Company also made a voluntary contribution of an amount equal to 1% of the defined compensation of all participants. The Company also contributed a profit sharing amount based on the  profits of the Company. The maximum profit sharing contribution was 5% of compensation. The Company registered and reserved 500,000 shares in 1992, and registered and reserved 500,000 additional shares in 2001, of common stock for sale to the Plan. The registration statements cover shares purchased both in the open market and from the Company. The Plan did not purchase any shares from the Company during the two-year period ending in 2011. At December 31, 2011, 354,300 reserved shares remain unissued under the 2001 registration statement. There are no plans to issue the reserved shares as the plan has been terminated.

5. STOCK OPTION PLAN

Under the Company’s Amended and Restated 1997 Stock Option Plan (the “Option Plan”), no further option grants are allowed after February 26, 2007, but options theretofore granted remain in effect until satisfied or terminated pursuant to the Option Plan. No options were granted under the Option Plan during the years ended December 31, 2011 and 2010.

At December 31, 2006, all options were fully vested; thus no further stock option expense has been recorded related to the Option Plan. The weighted-average remaining contractual term, as of December 31, 2011, was 4.80 years for outstanding and exercisable options. There were no options exercised and none that expired or were canceled during the years ended December 31, 2010 and 2011. As of December 31, 2010 and 2011, there were 370,000 options outstanding under the Company’s Stock Option Plan which are exercisable at a weighted average price of $.21 until July 18, 2016, when they expire.

6. STOCKHOLDERS’ EQUITY

During August 2010, the Company issued 800,000 shares of common stock for proceeds of $10,000.

During January 2011, the Company issued 1,083,333 shares of common stock for proceeds of $13,000. During April 2011, the Company issued 500,000 shares for proceeds of $8,000.

7. SUBSEQUENT EVENTS

On January 17, 2012 the Board voted to issue 1,500,000 shares to its officers, Jay Gottlieb and Gregg Schneider, at $0.016 per share for a total of $24,000.  The issuance provided cash of $19,000 and the repayment of $5,000 of Loans from officers. No other material subsequent events have occurred since December 31, 2011 that require recognition or disclosure in the financial statements.