Form 10-Q
period 2012-03-31
RELIABILITY INC
filed 2012-05-03
CIK 34285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 13,513,333 shares of Common Stock, no par value, as of May 3, 2012.

RELIABILITY INCORPORATED
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2012

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of March 31, 2012 and December 31, 2011 (Unaudited)	3

	Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	4

	Statements of Cash Flows for the Three Months ended March 31, 2012 and 2011 (Unaudited)	5

	Notes to Unaudited Financial Statements	6-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	11

Item 5.	Subsequent Events	11

PART II. OTHER INFORMATION		12

Item 6.	Exhibits	12

Signatures		13

Item 1.	Financial Statements

RELIABILITY INCORPORATED
UNAUDITED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$12	$4
Total current assets	12	4
Total Assets	$12	$4

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$2	$9
Loans from officers	0	5
Total current liabilities	2	14

Stockholders’ equity (deficit):
Common stock, without par value; 20,000,000 shares authorized; 13,867,633 and 12,367,633 shares issued respectively	9,862	9,838
Accumulated deficit	(8,758)	(8,754)
Less treasury stock at cost, 354,300 shares	(1,094)	(1,094)

Total stockholders’ equity (deficit)	10	(10)

	$12	$4

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended March 31,
	2012		2011
Operating expenses:
General and administrative		$4		$3
Total cost and expenses		4		3
Operating loss		(4)		(3)
Provision for income taxes		0		0
Net Loss		$(4)		$(3)
Basic and diluted loss per share	$	Nil	$	Nil
Weighted average shares:
Basic		12,396		11,284
Diluted		12,396		11,284

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	(unaudited)
	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(4)	$(3)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(7)	(8)
Net cash used by operating activities	(11)	(11)
Cash flows from financing activities:
Issuance of stock for cash	19	13
Net cash provided by financing activities	19	13
Net increase in cash and cash equivalents	8	2
Cash and cash equivalents:
Beginning of period	4	2
End of period	$12	$4
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Supplemental disclosure of non-cash financing activity:
Repayment of loans from officers
through issuance of common stock	$5	$-

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2012

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

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2012

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

The Company has substantial U.S. net operating loss carryforwards that will expire in 2023 through 2030. These carryforwards are subject to certain limitations on annual utilization and in the event of a change in ownership, as defined by tax law. See Note 2 in the Company’s Form 10-K dated December 31, 2011.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2012

3. STOCK OPTION PLAN

Under the Company’s Amended and Restated 1997 Stock Option Plan (Option Plan), no further option grants are allowed after February 26, 2007, but options theretofore granted remain in effect until satisfied or terminated pursuant to the Option Plan.

At December 31, 2006, all options were fully vested; thus no further stock option expense has been recorded related to the Option Plan. The weighted-average remaining contractual term, as of December 31, 2011, was 4.80 years for outstanding and exercisable options. There were no options exercised and none that expired or were canceled during the years ended December 31, 2011 and 2010 or during the quarter ended March 31, 2012. As of March 31, 2012 and December 31, 2011, there were 370,000 options outstanding under the Company’s Stock Option Plan which are exercisable at a weighted average price of $.21 until July 18, 2016, when they expire.

4. STOCKHOLDERS’ EQUITY
In January 2012, the Company issued 1,500,000 shares of common stock to its officers, Jay Gottlieb and Gregg Schneider, at $0.016 per share, for a total of $24,000.  The issuance provided cash of $19,000 and the repayment of $5,000 of Loans from officers.

5. SUBSEQUENT EVENTS

 No material subsequent events have occurred since March 31, 2012, that require recognition or disclosure in the financial statements.

RELIABILITY INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS
March 31, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties, as well as current expectations and assumptions. From time to time, the Company may publish forward-looking statements, including those that are contained in this report, relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, its ability maintain sufficient working capital, adverse changes in the economy, the ability to attract and maintain key personnel,  its ability to identify and complete mergers or acquisitions, and future results related to acquisitions, mergers or investment activities. The Company’s actual results could differ materially from those anticipated in these forward-looking statements, including those set forth elsewhere in this report. The Company assumes no obligation to update any such forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND COMMENTS RELATED TO OPERATIONS

The Company has defined a critical accounting policy as one that is both important to the portrayal of the Company’s financial condition and results of operations and requires the management of the Company to make difficult, subjective or complex judgments. Estimates and assumptions about future events and their effects cannot be perceived with certainty. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. There have been no material changes or developments in the Company’s evaluation of the accounting estimates and the underlying assumptions or methodologies that it believes to be Critical Accounting Policies and Estimates as disclosed in its Form 10-K for the year ended December 31, 2011.

Management’s Discussion included in the Form 10-K for the year ended December 31, 2011 includes discussion of various factors related to the decline in the Company’s revenues and items related to the Company’s results of operations and liquidity. There have been no other significant changes in most of the factors discussed in the Form 10-K and many of the items discussed in the Form 10-K are relevant to 2012 operations; thus the reader of this report should read Management’s Discussion included in Form 10-K for the year ended December 31, 2011.

RELIABILITY INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS
March 31, 2012

RESULTS OF OPERATIONS

Three months ended March 31, 2012 compared to three months ended March 31, 2011.

Revenues and Gross Profit.
Revenues and gross profit for the three months ended March 31, 2012, and March 31, 2011 were both reported as zero, since all operations have been discontinued.

General and Administrative

General and administrative expenses decreased from $4,000 for the three months ended March 31, 2012 to $3,000 for the first quarter of 2011.

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

Net cash used by operating activities during the three months ended March 31, 2012 was $11,000 compared to $11,000 in the comparable period of 2011.

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

 No material subsequent events have occurred since March 31, 2012, that require recognition or disclosure in the financial statements.

RELIABILITY INCORPORATED
OTHER INFORMATION

PART II - OTHER INFORMATION
March 31, 2012

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

RELIABILITY INCORPORATED
(Registrant)

May 3, 2012	/s/ Jay Gottlieb
Jay Gottlieb
President and Chief Executive Officer

/s/ Gregg Schneider
Gregg Schneider
Chief Financial Officer