Form 10-Q/A
period 2012-03-31
RELIABILITY INC
filed 2012-05-10
CIK 34285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A*

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

*      On May 3, 2012, Registrant filed Form 10-Q for the period ended March 31, 2012 prior to the completion of the review of its interim financial statements by its independent registered public accounting firm. The accompanying filing is intended to supersede the May 3, 2012 filing.  Review of the interim financial statements has been completed, as evidenced by the Report of Independent Registered Public Accounting Firm that appears on Page 3.

RELIABILITY INCORPORATED
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2012

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	3

	Balance Sheets as of March 31, 2012 and December 31, 2011 (Unaudited)	4

	Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	5

	Statements of Cash Flows for the Three Months ended March 31, 2012 and 2011 (Unaudited)	6

	Notes to Unaudited Financial Statements	7-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II. OTHER INFORMATION		11

Item 6.	Exhibits	12

Signatures		13

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Reliability Incorporated:

We have reviewed the accompanying balance sheets of Reliability Incorporated (Company) as of March 31, 2012 and December 31, 2011, and the related statements of operations and cash flows for the three months ended March 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
May 8, 2012

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

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	(unaudited)
	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(4)	$(3)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(7)	(8)
Net cash used by operating activities	(11)	(11)
Cash flows from financing activities:
Issuance of stock for cash	19	13
Net cash provided by financing activities	19	13
Net increase in cash and cash equivalents	8	2
Cash and cash equivalents:
Beginning of period	4	2
End of period	$12	$4
Supplemental disclosure of cash flow information:	-
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Supplemental disclosure of non-cash financing activity:
Repayment of loans from officers through issuance of common stock	$5	$-

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2012

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

RELIABILITY INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS
March 31, 2012

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

RELIABILITY INCORPORATED
OTHER INFORMATION

PART II - OTHER INFORMATION
March 31, 2012

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may be involved in various disputes and litigation matters arising in the normal course of business. We are not involved in any legal proceedings that are expected to have a material adverse effect on our financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, given the size of our Company, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. Our estimate of the potential impact on our financial position or overall results of operations for new legal proceedings could change in the future.

ITEM 1A.  RISK FACTORS

 In addition to the other information set forth in this Quarterly Report, stockholders should carefully consider the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As detailed more fully in the Form 8-K dated January 31, 2012, 1,500,000 shares were issued to the two principal officers of the Company in January, 2012.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. Exhibits:

The following exhibits are filed as part of this report:

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

RELIABILITY INCORPORATED
(Registrant)

May 9, 2012	/s/ Jay Gottlieb
Jay Gottlieb
President and Chief Executive Officer

May 9, 2012	/s/ Gregg Schneider
Gregg Schneider
Chief Financial Officer