Form 10-Q
period 2012-06-30
RELIABILITY INC
filed 2012-08-01
CIK 34285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 13,513,333 shares of Common Stock, no par value, as of July 31, 2012.

RELIABILITY INCORPORATED
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2012

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2012 and December 31, 2011 (Unaudited)	3

	Statements of Operations for the Three Months Ended June 30, 2012 and 2011 (Unaudited)	4

	Statements of Operations for the Six Months ended June 30, 2012 and 2011 (Unaudited)	5

	Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011 (Unaudited)	6

	Notes to Unaudited Financial Statements	7-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II. OTHER INFORMATION		11

Signatures		13

Exhibits

Item 1.  Financial Statements

RELIABILITY INCORPORATED
UNAUDITED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$8	$4
Total current assets	8	4

Total Assets	$8	$4

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$2	$9
Loans from officers	0	5
Total current liabilities	2	14

Stockholders’ equity (deficit):
Common stock, without par value; 20,000,000 shares authorized; 13,867,633 and 12,367,633 shares issued respectively	9,862	9,838
Accumulated deficit	(8,762)	(8,754)
Less treasury stock at cost, 354,300 shares	(1,094)	(1,094)

Total stockholders’ equity (deficit)	6	(10)

	$8	$4

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended June 30,
	2012	2011
Operating expenses:
General and administrative	$4	$3
Total expenses	4	3
Operating loss	(4)	(3)

Net Loss	$(4)	$(3)
Basic and Diluted Loss Per Share	(0.00)	(0.00)
Weighted average shares:
Basic	13,533	11,876
Diluted	13,533	11,876

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Six months ended June 30,
	2012	2011
Operating expenses:
General and administrative	$8	$6
Total expenses	8	6
Operating loss	(8)	(6)

Net Loss	$(8)	$(6)
Basic and Diluted Loss Per Share	(0.00)	(0.00)
Weighted average shares:
Basic	13,371	11,580
Diluted	13,371	11,580

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(8)	$(6)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(7)	(9)
Net cash used by operating activities	(15)	(15)

Cash flows from financing activities:
Issuance of stock for cash	19	21
Net cash provided by financing activities	19	21
Net increase in cash and cash equivalents	4	6
Cash and cash equivalents:
Beginning of period	4	2
End of period	$8	$8
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Supplemental disclosure of non-cash financing activity:
Repayment of loans from officers through the issuance of common stock	5	0

.The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2012

1.  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations and Liquidity

The Company was incorporated under the laws of the State of Texas in 1953, but the principal business of the Company, as described in this report, started in 1971, but was closed down in 2007. The Company had two wholly owned subsidiaries, Reliability Singapore, Pte Ltd. and Reliability Contractors of Florida, neither of which is now operating. The Company has no further operating activities and is now a shell company.

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

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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
June 30, 2012

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

At December 31, 2006, all options were fully vested; thus no further stock option expense has been recorded related to the Option Plan. The weighted-average remaining contractual term, as of December 31, 2011, was 4.80 years for outstanding and exercisable options. There were no options exercised and none that expired or were canceled during the years ended December 31, 2011 and 2010 or during the quarter ended June 30, 2012. As of June 30, 2012 and December 31, 2011, there were 370,000 options outstanding under the Company’s Stock Option Plan which are exercisable at a weighted average price of $.21 until July 18, 2016, when they expire.

4. STOCKHOLDERS’ EQUITY

In January 2012, the Company issued 1,500,000 shares of common stock to its officers, Jay Gottlieb and Gregg Schneider, at $0.016 per share, for a total of $24,000.  The issuance provided cash of $19,000 and the repayment of $5,000 of Loans from officers.

5. SUBSEQUENT EVENTS

On July 20, 2012, the Company began the filing process for an amendment to the Certificate of Formation to increase the authorized number of common shares from 20,000,000 to 300,000,000. In addition, 1,000,000 shares of preferred shares will be authorized. No other material subsequent events have occurred since June 30, 2012, that require recognition or disclosure in the financial statements.

RELIABILITY INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS
June 30, 2012

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

RESULTS OF OPERATIONS

Three months ended June 30, 2012 compared to three months ended June 30, 2011.

Revenues and Gross Profit.

Revenues and gross profit for the three months ended June 30, 2012, and June 30, 2011 were both reported as zero, since all operations have been discontinued.

General and Administrative

General and administrative expenses increased to $4,000 for the three months ended June 30, 2011 and $8,000 for the six months then ended, from $3,000 for the three months ended June 30, 2012 and $6,000 for the six months then ended.

RELIABILITY INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS
June 30, 2012

LIQUIDITY AND CAPITAL RESOURCES

The Company has undertaken steps to reduce its expenses and improve the Company’s liquidity, including the previous sale and discontinuance of all operations.

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

Net cash used by operating activities during the six months ended June 30, 2012 was $15,000 compared to $15,000 in the comparable period of 2011.

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
June 30, 2012

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

None.

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

RELIABILITY INCORPORATED (Registrant)

Date: July 31, 2012	/s/ Jay Gottlieb
Jay Gottlieb President and Chief Executive Officer

/s/ Gregg Schneider
Gregg Schneider Chief Financial Officer