Form 10-Q
period 2012-09-30
RELIABILITY INC
filed 2012-11-13
CIK 34285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☒   No   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 13,513,333 shares of Common Stock, no par value, as of November 9, 2012.

RELIABILITY INCORPORATED
Quarterly Report on Form 10-Q
For the Three Months Ended September 30, 2012

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2012 and December 31, 2011 (Unaudited)	3

	Statements of Operations for the Three Months Ended September 30, 2012 and 2011 (Unaudited)	4

	Statements of Operations for the Nine Months ended September 30, 2012 and 2011 (Unaudited)	5

	Statements of Cash Flows for the Nine Months ended September 30, 2012 and 2011 (Unaudited)	6

	Notes to Unaudited Financial Statements	7-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II. OTHER INFORMATION		11

Signatures		13

Exhibits

Item 1.	Financial Statements

RELIABILITY INCORPORATED
UNAUDITED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3	$4
Total current assets	3	4

Total Assets	$3	$4

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$2	$9
Loans from officers	-	5
Total current liabilities	2	14

Stockholders’ equity (deficit):
Preferred stock, without par value; 1,000,000 shares authorized, none issued and outstanding
Common stock, without par value; 300,000,000 shares authorized; 13,867,633 and 12,367,633 shares issued respectively	9,862	9,838
Accumulated deficit	(8,767)	(8,754)
Less treasury stock at cost, 354,300 shares	(1,094)	(1,094)

Total stockholders’ equity (deficit)	1	(10)

Total Liabilities and Stockholders’ Equity (Deficit)	$3	$4

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three months ended September 30,
	2012	2011
Operating expenses:
General and administrative	$5	$4
Total expenses	5	4
Operating loss	(5)	(4)

Net Loss	$(5)	$(4)
Basic and Diluted Loss Per Share	(0.00)	(0.00)
Weighted average shares:
Basic	13,513	12,013
Diluted	13,513	12,013

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Nine months ended September 30,
	2012	2011
Operating expenses:
General and administrative	$13	$10
Total expenses	13	10
Operating loss	(13)	(10)

Net Loss	$(13)	$(10)
Basic and Diluted Loss Per Share	(0.00)	(0.00)
Weighted average shares:
Basic	13,369	11,732
Diluted	13,369	11,732

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(13)	$(10)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(7)	(9)
Net cash used by operating activities	(20)	(19)

Cash flows from financing activities:
Issuance of stock for cash	19	21
Net cash provided by financing activities	19	21
Net increase (decrease) in cash and cash equivalents	(1)	2
Cash and cash equivalents:
Beginning of period	4	2
End of period	$3	$4
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Supplemental disclosure of non-cash financing activity:
Repayment of loans from officers through the issuance of common stock	5	0
.
The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2012

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

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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
September 30, 2012

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

The Company has substantial U.S. net operating loss carryforwards that will expire in 2023 through 2030. These carryforwards are subject to certain limitations on annual utilization and in the event of a change in ownership, as defined by tax law. See Note 2 to the Company’s financial statements in its Form 10-K for the year ended December 31, 2011.

3. STOCK OPTION PLAN

Under the Company’s Amended and Restated 1997 Stock Option Plan (Option Plan), no further option grants are allowed after February 26, 2007, but options theretofore granted remain in effect until satisfied or terminated pursuant to the Option Plan.

At December 31, 2006, all options were fully vested; thus no further stock option expense has been recorded related to the Option Plan. The weighted-average remaining contractual term, as of December 31, 2011, was 4.50 years for outstanding and exercisable options. There were no options exercised and none that expired or were canceled during the years ended December 31, 2011 and 2010 or during the quarter ended September 30, 2012. As of September 30, 2012 and December 31, 2011, there were 370,000 options outstanding under the Company’s Stock Option Plan which are exercisable at a weighted average price of $.21 until July 18, 2016, when they expire.

4. STOCKHOLDERS’ EQUITY

In January 2012, the Company issued 1,500,000 shares of common stock to its officers, Jay Gottlieb and Gregg Schneider, at $0.016 per share, for a total of $24,000.  The issuance provided cash of $19,000 and the repayment of $5,000 of Loans from officers.

5. SUBSEQUENT EVENTS

In October, 2012 Jay Gottlieb, the Company’s President, loaned $3,000 to the Company on an interest-free basis to assist in funding its operating expenses.  No other material subsequent events have occurred since September 30, 2012, that require recognition or disclosure in the financial statements.

RELIABILITY INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS
September 30, 2012

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

RESULTS OF OPERATIONS

Three months ended September 30, 2012 compared to three months ended September 30, 2011.

Revenues and Gross Profit.

Revenues and gross profit for the three months ended September 30, 2012, and September 30, 2011 were both reported as zero, since all operations have been discontinued.

General and Administrative

General and administrative expenses increased to $5,000 for the three months ended September 30, 2012 from $4,000 for the same period in 2011.   For the nine months ended September 30, 2012 General and administrative expenses increased to $13,000 from $10,000 for the same period in 2011.

RELIABILITY INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS
September 30, 2012

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

Net cash used by operating activities during the nine months ended September 30, 2012 was $20,000 compared to $19,000 in the comparable period of 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

The Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Office and Principal Financial Officer concluded that, as of September 30, 2012, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There were no changes in the Company’s internal controls over financial reporting, known to the Principal Executive Officer and Principal Financial Officer  that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RELIABILITY INCORPORATED
OTHER INFORMATION

PART II - OTHER INFORMATION
September 30, 2012

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

ITEM 4. MINE SAFETY DISCLOSURES

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

RELIABILITY INCORPORATED (Registrant)

November 9, 2012	/s/ Jay Gottlieb
Jay Gottlieb President and Chief Executive Officer

/s/ Gregg Schneider
Gregg Schneider Chief Financial Officer