Form 10-K/A
period 2011-12-31
RELIABILITY INC
filed 2012-11-14
CIK 34285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Documents Incorporated by Reference   None.

RELIABILITY INCORPORATED

Form 10-K
TABLE OF CONTENTS
December 31, 2011

EXPLANATORY NOTE

We are filing this Amendment No. 2 of Form 10-K/A (the “Amendment”) to our annual report on Form 10-K for the fiscal year ended December 31, 2011 (the “Original Report”) to revise Item 9A (Controls and Procedures) and Item 15 (Exhibits).  No other changes have been made to the Original Report.  Except as otherwise reflected below, this Amendment speaks as of the filing date of the Original Report and does not reflect events that may have occurred subsequent to the filing of the Original Report.

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

Not applicable

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.The Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

The Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Principal Executive Officer and Principal Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer  concluded that, as of December 31, 2011, internal control over financial reporting was effective.

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

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting, known to the Principal Executive Officer and Principal Financial Officer, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART IV

Item 15.	Exhibits

The following exhibits are filed as part of this report or incorporated by reference:

Financial Statements: as referenced in Item 8 hereof

3.1	Restated Articles of Incorporation (with amendment). Reference is made to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

3.2	Restated Bylaws. Reference is made to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

3.3	Amended Bylaws. Reference is made to Exhibit 3.01 of the Company’s Form 8-K, filed on April 6, 2007.

23.1	Consent of Independent Registered Public Accounting Firm—Ramirez Jimenez International CPA’s.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIABILITY INCORPORATED
(Registrant)

DATE: November 13, 2012	BY	/s/ Jay Gottlieb
Jay Gottlieb, Chairman of the Board of Directors,
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Jay Gottlieb	DATE: November 13, 2012
Jay Gottlieb, President and Director (Principal Executive Officer)

/s/ Gregg Schneider	DATE: November 13, 2012
Gregg Schneider, Chief Financial Officer and Director (Principal Financial Officer)

/s/ Michael Pearce	DATE: November 13, 2012
Michael Pearce, Director

/s/ Ron Gutterson	DATE: November 13, 2012
Ron Gutterson, Director

/s/ Josh Krom	DATE: November 13, 2012
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