Form 10-K
period 2012-12-31
RELIABILITY INC
filed 2013-02-28
CIK 34285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012	Commission File Number 0-7092

RELIABILITY INCORPORATED
(Exact name of registrant as specified in its charter)

TEXAS	75-0868913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

410 Park Avenue--15th Floor New York, New York 10022	10022
(Address of principal executive offices)	(Zip Code)

(212)  231-8359
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). YES  ☒     NO   ☐

State issuer’s revenues for its most recent fiscal year: 0

The aggregate market value of the voting and non-voting common equity held by non-affiliates; computed by reference to the price at   which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2012: $135,000.

Number of shares outstanding of the issuer’s Common Stock as of February 28, 2013: 13,513,333.

Documents Incorporated by Reference   None.

RELIABILITY INCORPORATED

Form 10-K
TABLE OF CONTENTS
December 31, 2012

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

Available sources of liquidity at December 31, 2012 include cash and cash equivalents of less than $1,000.

EMPLOYEES

We have no employees.

Item 1A.	Risk Factors.

The Company Has No Means to Generate Revenue

We have no source of revenue. Our cash balance has been diminished by general and administrative expenses.

The Market For Our Stock Is Not Liquid And The Stock Price Is Subject To Volatility

Our stock is quoted on the OTCQB of the OTC Marketplace under the symbol of "REAL", where low trading volume and high volatility is often experienced. While a few firms make a market in our stock, the historically low trading volume and relatively few market makers of our stock make it more likely that a severe fluctuation in volume, either up or down, will significantly impact the stock price. There can be no assurance that these market makers will continue to quote our stock and a reduction in such market makers would negatively impact trading liquidity. Further, with our constrained resources and increased cost and time associated with implementation of Sarbanes-Oxley, it may not be possible for us to remain listed on the OTC Bulletin Board in the future as a fully reporting company. Lastly, the uncertainty of the future of the Company may limit the liquidity of our stock. This and the existing limited market and volume in the trading of our stock, may result in our stockholders having difficulty selling our common stock. The trading price of our common stock has been, and will likely continue to be, subject to wide fluctuations due to the uncertainty of the future of the Company, general market fluctuations and other events and factors, some of which may be beyond our control.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Description of Properties.

Not applicable

Item 3.	Legal Proceedings.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock trades in the over-the-counter bulletin board market under the symbol REAL.  The high and low sale prices for 2012 and 2011 are set forth below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
High	$.026	$.025	$.025	$.055
Low	.015	.020	.010	.01

2011
High	$.025	$.035	$.021	$.050
Low	.012	.021	.012	.012

The Company paid no cash dividends in 2012 or 2011 and had 190 shareholders of record as of December 31, 2012, not counting the shareholders who hold the Company stock in street name.

The following table sets forth the number of shares of the Company’s common stock reserved for issuance under the Company’s equity compensation plan as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	370,000	$0.21	$0
Equity compensation plans not approved by security holders	-	-	-
Total	370,000	$0.21	0

No shares of common stock were repurchased by the Company in 2012 or 2011.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis or Plan of Operation.

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

Our audited financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s current circumstances raise substantial doubt about the likelihood that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ANALYSIS OF FINANCIAL CONDITION

Net cash used by operating activities for the year ended December 31, 2012 was $25,000, compared to $24,000 used by operations during 2011. The usage of cash in 2012 was attributable to the net loss, which in turn resulted from general and administrative expenses. The principal items contributing to the $25,000 usage of cash in 2012 were a loss of $27,000, offset by an increase in accounts payable and accrued liabilities of $2,000.

Financing activities provided cash flows of $26,000 in 2011and $22,000 in 2012.

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

RESULTS OF OPERATIONS

Net Revenues and Gross Profit

Revenues and gross profit for 2012 and 2011 are reported as zero for both years, as all operations were discontinued as of September 30, 2007.

General and Administrative

General and administrative (“G&A”) expenses primarily consist of legal, accounting and other professional services.

G&A expenses increased from $24,000 in 2011 to $27,000 in 2012.

Provision for Income Taxes

The Company recorded no provision or benefit for Federal income taxes in 2011 or 2012. Benefits from the tax loss carryforwards have been fully offset by valuation allowances since realization cannot be assured.

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

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

The Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Principal Executive Officer and Principal Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer  concluded that, as of December 31, 2012, internal control over financial reporting was effective.

The financial statements of the Company for 2011 and 2012 have been audited by the independent registered public accounting firm of Ramirez Jimenez International CPAs who were given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders and the Board of Directors. This annual report does not include an attestation report from the accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

The following table sets forth the name, age and position with the Company of (i) each of the persons appointed to the Company's Board of Directors and (ii) each of the persons appointed as Executive Officer(s) of the Company as described herein:

NAME	AGE	PRINCIPAL POSITION

Jay Gottlieb	68	Chairman of the Board of Directors, Secretary and Treasurer
Michael Pearce	51	Director
Greggory Schneider	36	Director and Chief Financial Officer
Joshua Krom	36	Director
Ron Gutterson	68	Director

Below is the biography of the current members of the Board of Directors:

Jay A. Gottlieb is a private investor in various companies since 1998.  He is involved in analysis and investment in undervalued special situations and shell corporations. He presently owns between 5% and 25% of several public companies and from 2008 to 2010 was a member of the Board of Directors of Golf Trust of America, Inc. (NYSE Amex:GTA).  From 1992 to 1998 he was the editor of an investment service that analyzed and published extensive data on companies planning initial public offerings. From 1977 to 1991, Mr. Gottlieb was the President and Chairman of the Board of The Computer Factory, Inc.(NYSE), a nationwide organization involved in retail and direct sales, servicing and leasing of personal computers. From 1969 to 1988, he was President of National Corporate Sciences, Inc., a registered investment advisory service.  Mr. Gottlieb holds a Bachelor of Arts degree from New York University.

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

Gregg Schneider is a private investor who specializes in undervalued publicly traded securities.  During the past seventeen years, Mr. Schneider has been an active dealer in numismatic items, specializing in U.S. rare coins and currency.  Mr. Schneider attended two years of courses at UCLA and is involved in several charitable organizations.

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

Ron Gutterson has for 16 years been President and Chief Operating Officer of Sage Solutions Inc., a New York based computer technology organization.  During this period, he has rendered technology services to the major Fortune 100 corporations of America in the manufacturing, banking, and brokerage industries.  For ten years prior, Mr. Gutterson was Vice President of Sales for the International Operations division of a major home furnishings convertor based out of New York.  He holds a B.S. in Economics and an MBA in Finance.

Directors serve a one-year term and hold office until their successors are elected by the shareholders, unless they shall sooner resign.

Item 11.	Executive Compensation.

Summary compensation table

The Company has not paid any salary to its officers or Directors in 2012 or 2011.

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

Outstanding equity awards

The following table discloses information regarding all option awards, to executive officers, to purchase the Company’s common stock as of December 31, 2012.

Option Awards

	Number of Securities Underlying Unexercised Options		Option
Name (a)	# Exercisable (b)	# Unexercisable (1) (c)	Exercise Price (e)	Expiration Date (f)

Larry Edwards (former President)	200,000	-	$.21	7/19/2016

(1)	All issued options are vested and became exercisable on January 20, 2007.

Director Compensation

None

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal shareholders

Based on information available to the Company through filings with the Securities and Exchange Commission, each of the following persons or groups beneficially owned 5% or more of the 13,513,333 shares of common stock outstanding as of December 31, 2012.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Jay Gottlieb
27 Misty Brook Lane, New Fairfield, CT 06812	5,199,088	38.5%
William Vlahos
601 Montgomery St., Ste. 1112, San Francisco, CA 94111	1,250,000	9.2%

In January 2011, the Company issued 1,083,333 shares of common stock for total proceeds of $13,000. In April 2011, the Company issued 500,000 shares for a total of $8,000.  In January 2012, the Company issued 1,500,000 shares to Jay Gottlieb and Gregg Schneider at $0.016 per share for a total of $24,000.

Security ownership of management

As of December 31, 2012, the amount of common stock owned by the directors of the Company was:

Name of individual or group	Amount and Nature of Beneficial Ownership (1), (2)	Percent of Class (3)

Jay Gottlieb	5,199,088	38.5%
Gregg Schneider	1,597,500	11.8

All executive officers and directors as a group	6,796,088	50.3%

Item 13.	Certain Relationships and Related Transactions and Director Independence

All directors other than Jay Gottlieb and Gregg Schneider are independent.

Item 14.	Principal Accountant’s Fees and Services

Aggregate fees paid or payable to Ramirez Jimenez International CPAs in connection with their services during fiscal years 2012 and 2011 are listed below:

Fee category	2012	2011

Audit fees	$14,000	$14,000
Audit-related fees
Tax fees
All other fees

Total fees	$14,000	$14,000

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

PART IV

Item 15.	Exhibits

The following exhibits are filed as part of this report or incorporated by reference:

Financial Statements: as referenced in Item 8 hereof

3.1	Restated Articles of Incorporation (with amendment). Reference is made to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

3.2	Restated Bylaws. Reference is made to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

3.3	Amended Bylaws. Reference is made to Exhibit 3.01 of the Company’s Form 8-K, filed on April 6, 2007.

23.1	Consent of Independent Registered Public Accounting Firm—Ramirez Jimenez International CPAs.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

RELIABILITY INCORPORATED
(Registrant)

DATE: February 28, 2013	BY	/s/ Jay Gottlieb
Jay Gottlieb, Chairman of the Board of Directors,
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Jay Gottlieb	DATE: February 28, 2013
Jay Gottlieb, President and Director (Principal Executive Officer)

/s/ Gregg Schneider	DATE: February 28, 2013
Gregg Schneider, Chief Financial Officer and Director
(Principal Financial Officer)

/s/ Michael Pearce	DATE: February 28, 2013
Michael Pearce, Director

/s/ Ron Gutterson	DATE: February 28, 2013
Ron Gutterson, Director

/s/ Josh Krom	DATE: February 28, 2013
Josh Krom, Director

RELIABILITY INCORPORATED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Reliability Incorporated

We have audited the accompanying balance sheets of Reliability Incorporated (Company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the  financial position of Reliability Incorporated as of December 31, 2012 and 2011, and the  results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ramirez Jimenez International CPAs

Irvine, California
February 26, 2013

RELIABILITY INCORPORATED
BALANCE SHEET

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$486	$4,393
Total current assets	486	4,393

Total Assets	$486	$4,393

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$10,372	$8,897
Loans from officers	3,000	5,000

Total current liabilities	13,372	13,897

Stockholders’ equity (deficit):
Preferred stock, without par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, without par value; 300,000,000 shares authorized; 13,867,633 and 12,367,633 shares issued, respectively	9,862,150	9,838,150
Accumulated deficit	(8,780,519)	(8,753,137)
Less treasury stock at cost, 354,300 shares	(1,094,517)	(1,094,517)

Total stockholders’ equity (deficit)	(12,886)	(9,504)

Total Liabilities and Stockholders’ Equity (Deficit)	$486	$4,393

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
STATEMENT OF OPERATIONS
(Weighted average shares in thousands)

	Year ended December 31,
	2012		2011
Operating expenses:
General and administrative		$27,382		$23,932

Total		27,382		23,932

Loss before income taxes		(27,382)		(23,932)
Provision for income taxes		-		-
Net Loss		$(27,382)		$(23,932)

Basic and diluted loss per share:	$	Nil	$	Nil

Weighted average shares:
Basic		13,406		11,557
Diluted		13,406		11,557

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Shares in thousands)

	Common Stock		Treasury Stock (At Cost)		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Equity (Deficit)

Balance at December 31, 2010	10,784	$9,817,150	(354)	$(1,094,517)	$(8,729,205)	$(6,572)

Issuance of stock	1,583	21,000				21,000

Net loss					(23,932)	(23,932)

Balance at December 31,2011	12,367	$9,838,150	(354)	$(1,094,517)	$(8,753,137)	$(9,504)
	444
Issuance of stock	1,500	24,000				24,000

Net loss					(27,382)	(27,382)

Balance at December 31,2012	13,867	$9,862,150	(354)	$(1,094,517)	$(8,780,519)	$(12,886)

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(27,382)	$(23,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,475	372
Net cash used by operating activities	(25,907)	(23,560)
Cash flows from financing activities:
Loans from officers	3,000	5,000
Issuance of stock for cash	19,000	21,000
Net cash provided by financing activities	22,000	26,000
Net increase (decrease) in cash and cash equivalents	(3,907)	2,440
Cash and cash equivalents:
Beginning of period	4,393	1,953
End of period	$486	$4,393
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Supplemental disclosure of non-cash financing activity:
Repayment of loans from officers through the issuance of common stock	$5,000	$0

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

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

Two of the Company's stockholder/officers have advanced cash to the Company on a short-term non-interest bearing basis to pay for ongoing general and administrative expenses.  As of December 31, 2012, $3,000 had been advanced and is reflected as loans from officers.

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

RELIABILITY INCORPORATED
NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2012

STOCK OPTIONS

Compensation cost relating to stock-based payments, including grants of employee stock options, is recognized in financial statements based on the fair value of the equity instruments issued on the grant date. The Company recognized the fair value of stock-based compensation awards as compensation expense in its statement of operations on a straight line basis, over the vesting period.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts payable and accrued liabilities, and loans from officers at December 31, 2012 and 2011 approximated fair value due to their short maturity or nature.

2.  INCOME TAXES

At December 31, 2012, the Company had U.S. net operating loss carryforwards of approximately $15 million that will expire commencing in 2023 through 2031. These carryforwards may be subject to certain limitations on annual utilization in the event of a change in ownership, as defined by tax law. The Company has established valuation allowances to fully offset the deferred income tax assets related to these loss carryforwards, based upon  the available evidence that indicates that it is more likely than not that the Company will not realize the tax benefits. The Company’s income tax returns remain subject to examination for the years 2009 through 2012 for federal and  state purposes.

RELIABILITY INCORPORATED
NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2012

3.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of December 31, 2012 and 2011 consist of the following (in thousands):

	2012	2011

Legal and accounting costs	$10,372	$8,897

Total	$10,372	$8,897

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

The Plan allowed eligible United States employees to contribute up to 100% of defined compensation to the Plan and to elect to have contributions not be subject to Federal income taxes under Section 401(k) of the Internal Revenue Code. The Company matched employee contributions to the Plan at a rate equal to 50% of the employee’s contribution, but the Company’s matching contribution was limited to 2% of the employee’s defined compensation. The Company also made a voluntary contribution of an amount equal to 1% of the defined compensation of all participants. The Company also contributed a profit sharing amount based on the  profits of the Company. The maximum profit sharing contribution was 5% of compensation. The Company registered and reserved 500,000 shares in 1992, and registered and reserved 500,000 additional shares in 2001, of common stock for sale to the Plan. The Plan did not purchase any shares from the Company during the two-year period ending in 2012. At December 31, 2012, 354,300 reserved shares remain unissued under the 2001 registration statement. There are no plans to issue the reserved shares as the plan has been terminated.

5. STOCK OPTION PLAN

Under the Company’s Amended and Restated 1997 Stock Option Plan (the “Option Plan”), no further option grants are allowed after February 26, 2007, but options theretofore granted remain in effect until satisfied or terminated pursuant to the Option Plan. No options were granted under the Option Plan during the years ended December 31, 2012 and 2011.

RELIABILITY INCORPORATED
NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2012

At December 31, 2006, all options were fully vested; thus no further stock option expense has been recorded related to the Option Plan. The weighted-average remaining contractual term, as of December 31, 2012, was 3.80 years for outstanding and exercisable options. There were no options exercised and none that expired or were canceled during the years ended December 31, 2012 and 2011. As of December 31, 2012 and 2011, there were 370,000 options outstanding under the Option Plan which are exercisable at a weighted average price of $.21 until July 19, 2016, when they expire.

6.  STOCKHOLDERS’ EQUITY

During January 2011, the Company issued 1,083,333 shares of common stock for proceeds of $13,000. During April 2011, the Company issued 500,000 shares for proceeds of $8,000.

On January 17, 2012 the Board voted to issue 1,500,000 shares to its officers, Jay Gottlieb and Gregg Schneider, at $0.016 per share for a total of $24,000.  The issuance provided cash of $19,000 and the repayment of $5,000 of Loans from officers

7.  SUBSEQUENT EVENTS

In January, 2013 Jay Gottlieb, the Company’s President, loaned $12,000 to the Company on an interest-free basis to assist in funding its operating expenses.  No other material subsequent events have occurred since December 31, 2012 that require recognition or disclosure in the financial statements.