Form 10-Q
period 2013-03-31
RELIABILITY INC
filed 2013-05-02
CIK 34285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number 0-7092

RELIABILITY INCORPORATED
(Name of registrant in its charter)

TEXAS	75-0868913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

410 Park Avenue - 15th Floor, New York, NY	91362
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 13,513,333 shares of Common Stock, no par value, as of May 2, 2013.

RELIABILITY INCORPORATED
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2013
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of March 31, 2013 and December 31, 2012 (Unaudited)	3

	Statements of Operations for the Three Months Ended March 31, 2013 and 2012 (Unaudited)	4

	Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 (Unaudited)	5

	Notes to Unaudited Financial Statements	6-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II. OTHER INFORMATION		11

Signatures		13

Exhibits

Item 1.  Financial Statements

RELIABILITY INCORPORATED
UNAUDITED BALANCE SHEETS

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$3,053	$486
Total current assets	3,053	486

Total Assets	$3,053	$486

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$2,266	$10,372
Loans from officers	18,000	3,000
Total current liabilities	20,266	13,372

Stockholders’ equity (deficit):
Preferred stock, without par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, without par value; 300,000,000 shares authorized; 13,867,633 shares issued	9,862,150	9,862,150
Accumulated deficit	(8,784,846)	(8,780,519)
Less treasury stock at cost, 354,300 shares	(1,094,517)	(1,094,517)

Total stockholders’ equity (deficit)	(17,213)	(12,886)

Total liabilities and stockholders’ equity (deficit)	$3,053	$486

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2013		2012
Operating expenses:
General and administrative		$4,327		$4,282
Total cost and expenses		4,327		4,282
Operating loss		(4,327)		(4,282)

Net Loss		$(4,327)		$(4,282)

Basic and diluted loss per share	$	Nil	$	Nil
Weighted average shares:
Basic		13,513,333		12,396,000
Diluted		13,513,333		12,396,000

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF CASH FLOWS

	(unaudited)
	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,327)	$(4,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(8,106)	(6,683)
Net cash used by operating activities	(12,433)	(10,965)

Cash flows from financing activities:
Loans from officers	15,000	-
Issuance of stock for cash	-	19,000
Net cash provided by financing activities	15,000	19,000
Net increase in cash and cash equivalents	2,567	8,035
Cash and cash equivalents:
Beginning of period	486	4,393
End of period	$3,053	$12,428
Supplemental disclosure of cash flow information:	-
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash financing activity:
Repayment of loans from officers through issuance of common stock	$-	$5,000

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2013

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

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim periods ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2013

Cash Equivalents

For the purposes of the statements of cash flows, the Company considers all highly liquid cash investments that mature in three months or less when purchased, to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

Income Taxes

Income taxes are provided under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes valuation allowances when the realization of specific deferred tax assets is subject to significant uncertainty. The Company has recorded no tax benefits on its operating losses, as the losses will have to be carried forward and realization of any benefit is uncertain.

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

2. INCOME TAXES

The Company has substantial U.S. net operating loss carryforwards that will expire in 2023 through 2030. These carryforwards are subject to certain limitations on annual utilization and in the event of a change in ownership, as defined by tax law. See Note 2 to the Company’s financial statements in its Form 10-K for the year ended December 31, 2012.

The Company’s income tax returns remain subject to examination for the years 2009 through 2012 for federal and state purposes.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2013

3. STOCK OPTION PLAN

Under the Company’s Amended and Restated 1997 Stock Option Plan (Option Plan), no further option grants are allowed after February 26, 2007, but options theretofore granted remain in effect until satisfied or terminated pursuant to the Option Plan.

At December 31, 2006, all options were fully vested; thus no further stock option expense has been recorded related to the Option Plan. The weighted-average remaining contractual term, as of December 31, 2012, was 3.80 years for outstanding and exercisable options. There were no options exercised and none that expired or were canceled during the years ended December 31, 2012 and 2011 or during the quarter ended March 31, 2013. As of March 31, 2013 and December 31, 2012, there were 370,000 options outstanding under the Company’s Stock Option Plan which are exercisable at a weighted average price of $.21 until July 18, 2016, when they expire.

4. STOCKHOLDERS’ EQUITY

In January 2012, the Company issued 1,500,000 shares of common stock to its officers, Jay Gottlieb and Gregg Schneider, at $0.016 per share, for a total of $24,000. The issuance provided cash of $19,000 and the repayment of $5,000 of Loans from officers.

5. SUBSEQUENT EVENTS

In April, 2013 Jay Gottlieb, the Company’s President, loaned $3,000 to the Company on an interest-free basis to assist in funding its operating expenses. No other material subsequent events have occurred since March 31, 2013, that require recognition or disclosure in the financial statements.

RELIABILITY INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS
March 31, 2013

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

CRITICAL ACCOUNTING POLICIES AND COMMENTS RELATED TO OPERATIONS

The Company has defined a critical accounting policy as one that is both important to the portrayal of the Company’s financial condition and results of operations and requires the management of the Company to make difficult, subjective or complex judgments. Estimates and assumptions about future events and their effects cannot be perceived with certainty. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. There have been no material changes or developments in the Company’s evaluation of the accounting estimates and the underlying assumptions or methodologies that it believes to be Critical Accounting Policies and Estimates as disclosed in its Form 10-K for the year ended December 31, 2012.

Management’s Discussion included in the Form 10-K for the year ended December 31, 2012 includes discussion of various factors related to the decline in the Company’s revenues and items related to the Company’s results of operations and liquidity. There have been no other significant changes in most of the factors discussed in the Form 10-K and many of the items discussed in the Form 10-K are relevant to 2012 operations; thus the reader of this report should read Management’s Discussion included in Form 10-K for the year ended December 31, 2012.

RESULTS OF OPERATIONS

Three months ended March 31, 2013 compared to three months ended March 31, 2012.

Revenues and Gross Profit.

Revenues and gross profit for the three months ended March 31, 2013, and March 31, 2012 were both reported as zero, since all operations have been discontinued.

General and Administrative

General and administrative expenses increased to $4,327 for the three months ended March 31, 2013 from $4,282 for the same period in 2012.

RELIABILITY INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS
March 31, 2013

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

Net cash used by operating activities during the three months ended March 31, 2013 was $12,433 compared to $10,965 in the comparable period of 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Office and Principal Financial Officer concluded that, as of March 31, 2013, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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
March 31, 2013

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, stockholders should carefully consider the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
____________
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

RELIABILITY INCORPORATED
(Registrant)

Date: May 2, 2013	By:	/s/ Jay Gottlieb
Jay Gottlieb
President and Chief Executive Officer

/s/ Greggory Schneider
Greggory Schneider
Chief Financial Officer