Form 10-Q
period 2013-06-30
RELIABILITY INC
filed 2013-08-01
CIK 34285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 13,513,333 shares of Common Stock, no par value, as of July 31, 2013.

RELIABILITY INCORPORATED
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2013

Item 1. Financial Statements

RELIABILITY INCORPORATED
UNAUDITED BALANCE SHEETS

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,413	$486
Accounts receivable	1,500	0
Total current assets	3,913	486

Total Assets	$3,913	$486

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$3,117	$10,372
Loans from officers	7,500	3,000
Total current liabilities	10,617	13,372

Stockholders’ equity (deficit):
Preferred stock, without par value; 1,000,000 shares authorized, none issued and outstanding
Common stock, without par value; 300,000,000 shares authorized; 13,867,633 shares issued	9,862,150	9,862,150
Accumulated deficit	(8,774,337)	(8,780,519)
Less treasury stock at cost, 354,300 shares	(1,094,517)	(1,094,517)

Total stockholders’ equity (deficit)	(6,704)	(12,886)

Total liabilities and stockholders’ equity (deficit)	$3,913	$486

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS

	Three months ended June 30,
	2013	2012

Revenues	$-	$-

Operating expenses:
General and administrative	$4,491	$4,281
Total expenses	4,491	4,281
Other income	15,000	0
Net Income (Loss)	$10,509	$(4,281)
Basic and Diluted Income (Loss) Per Share	(0.00)	(0.00)
Weighted average shares:
Basic	13,513,333	13,533,000
Diluted	13,513,333	13,533,000

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS

	Six months ended June 30,
	2013	2012

Revenues	$-	$-

Operating expenses:
General and administrative	8,818	8,563
Total expenses	8,818	8,563

Other income	15,000	0

Net Income (Loss)	$6,182	$(8,563)
Basic and Diluted Income (Loss) Per Share	(0.00)	(0.00)
Weighted average shares:
Basic	13,513,333	13,371,000
Diluted	13,513,333	13,371,000

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$6,182	$(8,563)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(1,500)	0
Accounts payable and accrued liabilities	(7,255)	(6,669)
Net cash used in operating activities	(2,573)	(15,232)

Cash flows from financing activities:
Issuance of stock for cash	0	19,000
Loans from officers	4,500	0
Net cash provided by financing activities	4,500	19,000
Net increase in cash and cash equivalents	1,927	3,768
Cash and cash equivalents:
Beginning of period	486	4,393
End of period	$2,413	$8,161

Supplemental disclosure of cash flow information:	-
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Supplemental disclosure of non-cash financing activity:
Repayment of loans from officers through the issuance of common stock	$0	$5,000

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2013

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

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern. Effective at the open of business on June 21, 2013, the stock symbol for the Company has changed from “REAL” to “RLBY”. This change was made pursuant to an OTC voluntary symbol request change made by the Company to FINRA.  The Company's common stock is quoted on the OTCQB of the OTC Marketplace.  Pursuant to an agreement dated as of June 14, 2013, the Company had agreed with an unrelated third party to change its ticker symbol from "REAL" to another symbol for consideration of $15,000.

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2013

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

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the exercise price of the Company’s outstanding stock options exceeded the average market price of its common shares during the periods presented, the options would have been anti-dilutive and were not considered in these calculations.

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

At December 31, 2006, all options were fully vested; thus no further stock option expense has been recorded related to the Option Plan. The weighted-average remaining contractual term, as of December 31, 2012, was 3.80 years for outstanding and exercisable options. There were no options exercised and none that expired or were canceled during the years ended December 31, 2012 and 2011 or during the quarter ended June 30, 2013. As of June 30, 2013 and December 31, 2012, there were 370,000 options outstanding under the Company’s Stock Option Plan which are exercisable at a weighted average price of $.21 until July 18, 2016, when they expire.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2013
4. STOCKHOLDERS’ EQUITY

In January 2012, the Company issued 1,500,000 shares of common stock to its officers, Jay Gottlieb and Gregg Schneider, at $0.016 per share, for a total of $24,000.  The issuance provided cash of $19,000 and the repayment of $5,000 of Loans from officers.

5. SUBSEQUENT EVENTS

No material subsequent events have occurred since June, 2013, that require recognition or disclosure in the financial statements.

RELIABILITY INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS
June 30, 2013

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

Management’s Discussion included in the Form 10-K for the year ended December 31, 2012 includes discussion of various factors related to the decline in the Company’s revenues and items related to the Company’s results of operations and liquidity. There have been no other significant changes in most of the factors discussed in the Form 10-K and many of the items discussed in the Form 10-K are relevant to 2013 operations; thus the reader of this report should read Management’s Discussion included in Form 10-K for the year ended December 31, 2012.

RESULTS OF OPERATIONS

Revenues and Gross Profit.

Revenues for the three months and six months ended June 30, 2013 were zero, since all operations have been discontinued. However, the Company received $15,000 of other income during the three months ended June 30, 2013 in connection with the agreement to relinquish the right to its stock ticker symbol.

General and Administrative

General and administrative expenses for the three months and six months ended June 30, 2013 were $4,491 and $8,818, respectively, and were $4,281 and $8,563, respectively, for the comparable periods in 2012.

RELIABILITY INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS
June 30, 2013

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

Net cash used by operating activities during the six months ended June 30, 2013 was $2,573 compared to $15,232 in the comparable period of 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.   Controls and Procedures

The Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Office and Principal Financial Officer concluded that, as of June 30, 2013, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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
June 30, 2013

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
______________
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

RELIABILITY INCORPORATED (Registrant)

Dated: July 31, 2013	By:	/s/ Jay Gottlieb
Jay Gottlieb President and Chief Executive Officer

/s/ Gregg Schneider
Gregg Schneider
Chief Financial Officer