Form 10-Q
period 2013-09-30
RELIABILITY INC
filed 2013-11-08
CIK 34285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____.

Commission File Number 0-7092

RELIABILITY INCORPORATED
(Name of registrant in its charter)

TEXAS	75-0868913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

53 Forest Avenue, Old Greenwich, Connecticut	06870
(Address of principal executive offices)	(Zip Code)

(203) 542-7020
(Issuer’s telephone number, including area code)

410 Park Avenue - 15th Floor, New York, NY 91362
(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    x YES o NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    x YES o NO

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,513,333 shares of Common Stock, no par value, as of November 8, 2013.

RELIABILITY INCORPORATED
Quarterly Report on Form 10-Q
For the Three Months Ended September 30, 2013
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

	Balance Sheets as of September 30, 2013 and December 31, 2012	2

	Statements of Operations for the Three Months Ended September 30, 2013 and 2012	3

	Statements of Operations for the Nine Months Ended September 30, 2013 and 2012	4

	Statements of Cash Flows for the Nine Months ended September 30, 2013 and 2012	5

	Notes to Unaudited Financial Statements	6-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II. OTHER INFORMATION		11

Signatures		12

Exhibits		13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INCORPORATED
UNAUDITED BALANCE SHEETS

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$230	$486
Total current assets	230	486

Total Assets	$230	$486

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$2,288	$10,372
Loans from officers	10,000	3,000
Total current liabilities	12,288	13,372

Stockholders’ equity (deficit):
Preferred stock, without par value; 1,000,000 shares authorized, none issued and outstanding
Common stock, without par value; 300,000,000 shares authorized; 13,867,633 shares issued	9,862,150	9,862,150
Accumulated deficit	(8,779,691)	(8,780,519)
Less treasury stock at cost, 354,300 shares	(1,094,517)	(1,094,517)

Total stockholders’ deficit	(12,058)	(12.886)

Total Liabilities and Stockholders’ Deficit	$230	$486

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS

	Three months ended September 30,
	2013	2012
Revenues	$-	$-
Operating expenses:
General and administrative	$5,354	$4,890
Total expenses	5,354	4,890
Operating loss	(5,354)	(4,890)

Net Loss	$(5,354)	$(4,890)
Basic and Diluted Loss Per Share	(0.00)	(0.00)
Weighted average shares:
Basic	13,513,333	13,513,333
Diluted	13,513,333	13,513,333

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS

	Nine months ended September 30,
	2013	2012
Revenues	$-	$-
Operating expenses:
General and administrative	$14,172	$13,588
Total expenses	14,172	13,588

Other income	15,000	0

Net Income (Loss)	$828	$(13,588)
Basic and Diluted Income (Loss) Per Share	(0.00)	(0.00)
Weighted average shares:
Basic	13,513,333	13,368,889
Diluted	13,513,333	13,368,889

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net Income (Loss)	$828	$(13,588)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(8,084)	(6,533)
Net cash used in operating activities	(7,256)	(20,121)

Cash flows from financing activities:
Issuance of stock for cash		19,000
Loans from officers	7,000	-
Net cash provided by financing activities	7,000	19,000
Net decrease in cash and cash equivalents	(256)	(1,121)
Cash and cash equivalents:
Beginning of period	486	4,393
End of period	$230	$3,272
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Supplemental disclosure of non-cash financing activity:
Repayment of loans from officers through the issuance of common stock	-	5,000

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2013

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

Pursuant to an agreement dated as of June 14, 2013, the Company relinquished its former ticker symbol (REAL) to an unrelated third party for consideration of $15,000 that was recorded as other income in the quarter ended June 30, 2013.  We are now quoted on the OTCQB marketplace under the symbol “RLBY”.

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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
September 30, 2013

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

At December 31, 2006, all options were fully vested; thus no further stock option expense has been recorded related to the Option Plan. The weighted-average remaining contractual term, as of December 31, 2012, was 3.80 years for outstanding and exercisable options. There were no options exercised and none that expired or were canceled during the years ended December 31, 2012 and 2011 or during the quarter ended September 30, 2013. As of September 30, 2013 and December 31, 2012, there were 370,000 options outstanding under the Company’s Stock Option Plan which are exercisable at a weighted average price of $.21 until July 18, 2016, when they expire.

4. STOCKHOLDERS’ EQUITY

In January 2012, the Company issued 1,500,000 shares of common stock to its officers, Jay Gottlieb and Gregg Schneider, at $0.016 per share, for a total of $24,000.  The issuance provided cash of $19,000 and the repayment of $5,000 of Loans from officers.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2013

5. SUBSEQUENT EVENTS

On October 1, 2013, the Company sold and issued 6,786,588 shares (the “Control Shares”) of the Company’s common stock, to Jeffrey E. Eberwein, as trustee of the Jeffrey E. Eberwein Revocable Trust U/A 10-01-2010, for an aggregate purchase price of $100,000 pursuant to that certain Stock Purchase Agreement by and between the Company and Mr. Eberwein dated as of October 1, 2013 (the “Stock Purchase Agreement”).

Also on October 1, 2013, and immediately after issuance of the Control Shares, the Company acquired (i) 1,587,500 shares of the Company’s common stock for $23,392 (approximately $0.0147 per share) from Greggory Schneider, and (ii) 5,199,088 shares of the Company’s common stock for $76,608 (approximately $0.0147 per share) from Jay Gottlieb (collectively, the “Company Redemptions”) pursuant to that certain Stock Redemption Agreement by and between the Company and Mr. Schneider dated as of October 1, 2013 and that certain Stock Redemption Agreement by and between the Company and Mr. Gottlieb dated as of October 1, 2013 respectively.  As a result of the Company Redemptions, the Company repurchased a total of 6,786,588 shares of the Company’s common stock for an aggregate purchase price of $100,000.

In connection with the transactions described in the Stock Purchase Agreement, Michael Pearce and Joshua Krom each resigned from the Company’s board of directors effective as of October 1, 2013 and Jeffrey E. Eberwein and Kyle Hartley were each appointed to the Company’s board of directors effective as of October 1, 2013.  Ron Gutterson also resigned from the board of directors effective as of September 19, 2013. Additionally, also in connection with the transactions described in the Stock Purchase Agreement, Mr. Gottlieb resigned from his executive positions as President, Chief Executive Officer, Secretary and Treasurer of the Company and Mr. Schneider resigned from his executive position as Chief Financial Officer of the Company.  Immediately following the resignations of Messrs. Gottlieb and Schneider, Mr. Eberwein was appointed to the executive positions of President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company.   In addition Mr. Gottlieb has resigned his position as chairman of the board of directors, but shall remain a member of the board of directors.  Mr. Eberwein was appointed chairman of the board of directors.

All of the shares of the Company’s common stock issued pursuant to the Stock Purchase Agreement were issued pursuant to Section 4(2) or Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).  Mr. Eberwein is an accredited investor, as defined under Rule 501 of the Securities Act. None of the securities issued are convertible.

In addition, as set forth in the Stock Purchase Agreement, Mr. Gottlieb forgave funds in the amount of $10,000 previously loaned or advanced to the Company, which loans and advances remained outstanding as of the date of the Stock Purchase Agreement.

As a result of the transactions above, a change of control of the Company occurred.  For additional detail please refer to the Form 8-K filed on October 3, 2013 in connection with such change of control transaction (the “October 8-K”).

No other material subsequent events have occurred since September 30, 2013 that require recognition or disclosure in the financial statements.

RELIABILITY INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS
September 30, 2013

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

RESULTS OF OPERATIONS

Revenues
Revenues for the nine months ended September 30, 2013 were zero, since all operations have been discontinued. However, the Company received $15,000 of other income during the nine months ended September 30, 2013 in connection with the agreement to relinquish the right to its stock ticker symbol.

General and Administrative
General and administrative expenses for the three months and nine months ended September 30, 2013 were $5,354 and $14,172, respectively, and were $4,890 and $13,588, respectively, for the comparable periods in 2012.

RELIABILITY INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS
September 30, 2013

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

Net cash used by operating activities during the nine months ended September 30, 2013 was $7,256 compared to $20,121 in the comparable period of 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Risk Controls and Procedures

The Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2013, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There were no changes in the Company’s internal controls over financial reporting, known to the Principal Executive Officer and Principal Financial Officer that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RELIABILITY INCORPORATED
OTHER INFORMATION
September 30, 2013

PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 4. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED (Registrant)

November 8, 2013	/s/ Jeffrey E. Eberwein
Jeffrey E. Eberwein
President and Chief Executive Officer
/s/ Jeffrey E. Eberwein
Jeffrey E. Eberwein
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended.
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended.
32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL).