Form 10-K
period 2013-12-31
RELIABILITY INC
filed 2014-03-28
CIK 34285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013	Commission File Number 0-7092

RELIABILITY INCORPORATED
(Exact name of registrant as specified in its charter)

TEXAS	75-0868913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

53 Forest Avenue, First Floor Old Greenwich, Connecticut	06870
(Address of principal executive offices)	(Zip Code)

(203)  542-0235
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [ ]  NO [X]

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  YES [ ]  NO [X] 

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.  YES [X]  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). YES [X]  NO [ ]

State issuer’s revenues for its most recent fiscal year: $ 0

The aggregate market value of the voting and non-voting common equity held by non-affiliates; computed by reference to the June 30, 2013 closing price of $0.03: $405,400.

Number of shares outstanding of the issuer’s Common Stock as of February 28, 2014: 16,914,693.

Documents Incorporated by Reference
Form 8-K/A filed with the Securities and Exchange Commission on October 3, 2013

RELIABILITY INCORPORATED

Form 10-K
TABLE OF CONTENTS
December 31, 2013

PART I

Item 1.	Description of Business

THE COMPANY

The Company was incorporated under the laws of the State of Texas in 1953, but the principal business of the Company, as described in this report, started in 1971, and was closed down in 2007. The Company has no further operating activities and is now a shell company.

The Company has concluded that it should look for acquisitions or identify a merger partner. There can be no assurances that the Company will be successful in completing such a transaction or be able to maintain sufficient liquidity over a period of time that will allow it to carry out this action.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Copies of this Annual Report, including our financial statements, and our quarterly reports on Form 10-Q as well as other corporate information, including press releases, of interest to our stockholders are available by writing us at 53 Forest Avenue - First Floor, Old Greenwich, Connecticut 06870.

Available sources of liquidity at December 31, 2013 include cash and cash equivalents of less than $1,000.

EMPLOYEES

The Company has no employees.  It is managed by two directors/officers, with assistance from a contract bookkeeper.

Item 1A.	Risk Factors.

The Company Has No Means to Generate Revenue

We have no source of revenue. Our cash balance has been diminished by general and administrative expenses.

The Market For Our Stock Is Not Liquid And The Stock Price Is Subject To Volatility

Our stock is quoted on the OTCQB of the OTC Marketplace under the symbol of “RLBY”, where low trading volume and high volatility is often experienced. While a few firms make a market in our stock, the historically low trading volume and relatively few market makers of our stock make it more likely that a severe fluctuation in volume, either up or down, will significantly impact the stock price. There can be no assurance that these market makers will continue to quote our stock and a reduction in such market makers would negatively impact trading liquidity. Further, with our constrained resources and increased cost and time associated with implementation of Sarbanes-Oxley, it may not be possible for us to remain listed on the OTC Bulletin Board in the future as a fully reporting company. Lastly, the uncertainty of the future of the Company may limit the liquidity of our stock. This and the existing limited market and volume in the trading of our stock, may result in our stockholders having difficulty selling our common stock. The trading price of our common stock has been, and will likely continue to be, subject to wide fluctuations due to the uncertainty of the future of the Company, general market fluctuations and other events and factors, some of which may be beyond our control.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Description of Properties.

None.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock trades in the over-the-counter bulletin board market under the symbol RLBY.  The high and low sale prices for 2012 and 2013 are set forth below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
High	$.020	$.030	$.030	$.039
Low	.016	.016	.020	.010

2013
High	$.040	$.038	$.033	$.070
Low	.016	.030	.033	.033

The Company paid no cash dividends in 2012 or 2013 and had 462 shareholders of record as of February 28, 2014, not counting the shareholders who hold the Company stock in street name.

The following table sets forth the number of shares of the Company’s common stock reserved for issuance under the Company’s equity compensation plan as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of security remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	370,000	$0.21	0
Equity compensation plans not approved by security holders	-	-	-
Total	370,000	$0.21	0

Period	Total Number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (c)	Maximum number of share that may yet be purchased under the plans or programs (d)

October 1, 2013	6,786,588 (1)	$0.0147	0	0
______
(1)
As disclosed pursuant to the Current Report on Form 8-K filed on October 3, 2013 and incorporated by reference herein (the “October 8-K”), on October 1, 2013 the Company repurchased a total of 6,786,588 shares of the Company’s common stock for an aggregate purchase price of $100,000, or $0.0147 per share. The repurchases were made pursuant to those certain Stock Redemption Agreements filed as exhibits to the October 8-K.

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

ANALYSIS OF FINANCIAL CONDITION

Net cash used in operating activities for the year ended December 31, 2013 was $7,036 compared to $25,907 during 2012. The usage of cash was attributable to the net loss, which in turn resulted from general and administrative expenses. The principal items contributing to the usage of $7,036 in 2013 were a loss of $21,244, coupled with a gain on debt forgiveness of $10,000, offset by an increase in accounts payable and accrued liabilities of $24,208.

Financing activities provided cash flows of $22,000 in 2012 and $7,000 in 2013.

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

RESULTS OF OPERATIONS

Net Revenues and Gross Profit

Revenues and gross profit for 2013 and 2012 are reported as zero for both years, as all operations were discontinued as of September 30, 2007.

General and Administrative

General and administrative (“G&A”) expenses primarily consist of legal, accounting and other professional services.

G&A expenses increased from approximately $27,000 in 2012 to approximately $46,000 in 2013.

Provision for Income Taxes

The Company recorded no provision or benefit for Federal income taxes in 2012 or 2013. Benefits from the tax loss carryforwards have been fully offset by valuation allowances since realization cannot be assured.

OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements

The financial statements of the Company and the related report of the Company’s independent registered public accounting firm thereon are included in this report on pages 13 through 20.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

The Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Principal Executive Officer and Principal Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2013, internal control over financial reporting was effective.

The financial statements of the Company for 2012 and 2013 have been audited by the independent registered public accounting firm of Ramirez Jimenez International CPAs who were given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders and the Board of Directors. This annual report does not include an attestation report from the independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The following table sets forth the name, age and position with the Company of (i) each of the persons currently appointed to the Company’s Board of Directors and (ii) each of the persons currently appointed as Executive Officer(s) of the Company.  The information is current as of February 28, 2014.

NAME	AGE	PRINCIPAL POSITION

Jeffrey E. Eberwein	43	Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer
Kyle Hartley	45	Director

Below is the biography of the members of the Board of Directors as of February 28, 2014:

Jeffrey E. Eberwein has 20 years of Wall Street experience and is the Founder and CEO of Lone Star Value Management, LLC, an investment firm.  Prior to founding Lone Star Value Management, LLC in January 2013, Mr. Eberwein was a Portfolio Manager at Soros Fund Management from January 2009 to December 2011 and Viking Global Investors from March 2005 to September 2008.  Mr. Eberwein is Chairman of the Board of Digirad Corporation, a medical imaging company; Chairman of the Board of Crossroads Systems, Inc., a data storage company; and Chairman of the Board of Aetrium Incorporated, a semiconductor company.  Mr. Eberwein also serves on the Boards of NTS, Inc. and On Track Innovations Ltd.  Mr. Eberwein served on the Board of The Goldfield Corporation from May 2012 until May 2013.  Mr. Eberwein is the Treasurer and serves on the Executive Committee of the Board of Hope for New York, a 501(c)3 organization dedicated to serving the poor in New York City.  Mr. Eberwein earned an MBA from The Wharton School, University of Pennsylvania and a BBA with High Honors from The University of Texas at Austin.

Kyle Hartley is the chief operating officer of Lone Star Value Management, LLC.  Mr. Hartley has over 15 years of experience in the investment industry, including more than 12 years in senior management positions at alternative investment firms.  Prior to joining Lone Star Value Management, LLC in May 2013, Mr. Hartley was the CFO/COO of Greenheart Capital Partners, a global emerging market long/short equity hedge fund firm spun out of Shumway Capital.  From March 2008 through November 2011, Mr. Hartley was the CFO/COO/CCO of Apis Capital Advisors, a $750 million (peak AUM) global long/short equity hedge fund firm investing primarily in small cap value equities. From April 2006 through March 2008, Mr. Hartley served as the head of Marketing and Client Services at Mercury Partners, a $1 billion+ global long/short equity hedge fund firm focused on the real estate sector. From June 2004 to March 2006, Mr. Hartley was a Managing Director, the head of operational due diligence and a member of the Investment Committee of Taylor Investment Advisors, a hedge fund investment firm founded by the late Tommy Taylor. Mr Hartley’s initial position in the hedge fund industry was as the CFO/COO of CQ Capital, a long/short equity, technology-media- telecom sector hedge fund firm from 2002 to 2004. Prior to CQ Capital, Mr. Hartley served as a Director of Business Development at Greenwich Associates, a financial industry market-research and consulting firm, and as a Vice President in the Investment Banking division of Forum Capital Markets prior to its acquisition by First Union Securities. Mr. Hartley started his career at Clarion Marketing and Communications where he earned four promotions to Account Supervisor from 1992 to 1997.  Mr. Hartley earned an MBA with Distinction from New York University’s Leonard N. Stern School of Business, and a BA from Dartmouth College.

Directors serve a one-year term and hold office until their successors are elected by the shareholders, unless they shall sooner resign.

None of the members of the board of directors or executive officers of the Company has, in the last ten years, been involved in any legal proceeding of the type described under Item 401(f) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 furnished to us during the fiscal year ended December 31, 2013, we are not aware of any director, officer or beneficial owner of more 10% of the common stock of the Company who failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934, except as follows: due to inadvertence, Kyle Hartley was late filing a Form 3 upon becoming a director of the Company.

Code of Ethics

At present we have not adopted a Code of Ethics applicable to our directors, officers and employees.

Corporate Governance

At present, the Company does not have an audit committee.  The entire board of directors is responsible for the assessment and oversight of the Company’s financial risk exposure.

Item 11.	Executive Compensation.

The Company did not pay any salary to its officers or Directors in 2012 or 2013.

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

Outstanding equity awards

The following table discloses information regarding all option awards, to executive officers, to purchase the Company’s common stock as of December 31, 2013.

Option Awards

	Number of Securities Underlying Unexercised Options		Option
Name (a)	# Exercisable (b)	# Unexercisable (1) (c)	Exercise Price (e)	Expiration Date (f)

Larry Edwards (former President)	200,000	-	$0.21	7/19/2016

(1)	All issued options are vested and became exercisable on January 20, 2007.

Director Compensation

None of the Company’s directors received any cash compensation, stock option awards or other arrangements for services provided in their capacity as directors during the fiscal year ended December 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal shareholders

Based on information available to the Company through filings with the Securities and Exchange Commission, each of the following persons or groups beneficially owned 5% or more of the 16,914,693 shares of common stock outstanding as of February 28, 2014.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Jeffrey E. Eberwein (1)(2)	10,187,948	60.23%
53 Forest Avenue, First Floor, Old Greenwich, CT 06870
Lone Star Value Investors, LP(3)	3,401,360	20.11%
53 Forest Avenue, First Floor, Old Greenwich, CT 06870
William Vlahos	1,250,000	7.39%
601 Montgomery St., Ste. 1112, San Francisco, CA 94111
_______
(1)
Includes the 3,401,360 shares owned by Lone Star Value Investors, LP, which are beneficially owned by Mr. Eberwein.  Mr. Eberwein disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(2)
On October 1, 2013, the Company sold and issued 6,786,588 shares of the Company’s common stock, to Jeffrey E. Eberwein, as trustee of the Jeffrey E. Eberwein Revocable Trust U/A 10-01-2010, for an aggregate purchase price of $100,000 pursuant to that certain Stock Purchase Agreement by and between the Company and Mr. Eberwein dated as of October 1, 2013.

(3)
On January 15, 2014, the Company issued 3,401,360 shares of common stock to Lone Star Value Investors, LP, an entity ultimately controlled by Mr. Eberwein, at $0.0147 per share for total proceeds of $50,000.

Security ownership of management

As of February 28, 2014, the amount of common stock owned by the directors of the Company was:

Name of individual or group	Amount and Nature of Beneficial Ownership	Percent of Class

Jeffrey E. Eberwein (1)	10,187,948	60.23%

Kyle Hartley	-	-%
All executive officers and directors as a group	10,187,948	60.23%
_______
(1)
Includes the 3,401,360 shares owned by Lone Star Value Investors, LP, which may be deemed to be beneficially owned by Mr. Eberwein. Mr. Eberwein disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

In January 2013, Jay Gottlieb, then a director and officer of the Company, loaned $12,000 to the Company on an interest free basis to assist in funding operating expenses.

In March 2013, Jay Gottlieb, then a director and officer of the Company, loaned $3,000 to the Company on an interest free basis to assist in funding operating expenses.

In April 2013, Jay Gottlieb, then a director and officer of the Company, loaned $3,000 to the Company on an interest free basis to assist in funding operating expenses.

In June 2013, the Company repaid $13,500 of loans to Jay Gottlieb, then a director and officer of the Company.

In August 2013, Jay Gottlieb, then a director and officer of the Company, loaned $2,500 to the Company on an interest free basis to assist in funding operating expenses.

On October 1, 2013, the Company sold and issued 6,786,588 shares (the “Eberwein Shares”) of the Company’s common stock, to Jeffrey E. Eberwein, as trustee of the Jeffrey E. Eberwein Revocable Trust U/A 10-01-2010, for an aggregate purchase price of $100,000 pursuant to that certain Stock Purchase Agreement by and between the Company and Mr. Eberwein dated as of October 1, 2013 (the “Stock Purchase Agreement”).  Mr. Eberwein is a director and officer of the Company.

Also on October 1, 2013, and immediately after issuance of the Eberwein Shares, the Company acquired (i) 1,587,500 shares of the Company’s common stock for $23,392 (approximately $0.0147 per share) from Greggory Schneider, and (ii) 5,199,088 shares of the Company’s common stock for $76,608 (approximately $0.0147 per share) from Jay Gottlieb (collectively, the “Company Redemptions”) pursuant to that certain Stock Redemption Agreement by and between the Company and Mr. Schneider dated as of October 1, 2013 and that certain Stock Redemption Agreement by and between the Company and Mr. Gottlieb dated as of October 1, 2013 respectively. As a result of the Company Redemptions, the Company repurchased a total of 6,786,588 shares of the Company’s common stock for an aggregate purchase price of $100,000.  Each of Mr. Schneider and Mr. Gottlieb were directors and officers of the Company at the time of the Company Redemptions.

On October 1, 2013 Jay Gottlieb released the Company from its obligation to repay $10,000 in loans previously made by Mr. Gottlieb to the Company pursuant to that certain Forgiveness of Debt Agreement dated as of October 1, 2013.  Mr. Gottlieb was a director and officer of the Company at the time of this loan forgiveness.

On January 15, 2014, the Company issued 3,401,360 shares of common stock to Lone Star Value Investors, LP, an entity ultimately controlled by Mr. Eberwein, at $0.0147 per share for total proceeds of $50,000.

Our common stock is quoted on the OTCQB of the OTC Marketplace, which does not have director independence requirements.  Under NASDAQ Rule 4200(a)(15), a director is not considered independent if he or she has also been an executive officer or employee of the corporation during the current year or any of the past three years.  As such, only Mr. Hartley can be classified as independent under this definition.

Item 14.	Principal Accountant’s Fees and Services

Aggregate fees paid or payable to Ramirez Jimenez International CPAs in connection with their services during fiscal years 2012 and 2013 are listed below:

Fee category	2012	2013

Audit Fees	$14,000	$14,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$14,000	$14,000

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this report or incorporated by reference:

Financial Statements: as referenced in Item 8 hereof.

3.1	Restated Articles of Incorporation (with amendment). Reference is made to Exhibit 3 to the Company’s Current Report on Form 8-K for the quarter ended June 30, 1995.

3.2	Certificate of Amendment to Articles of Incorporation. Reference is made to Exhibit 5.03 of the Company’s Form 8-K filed on January 28, 2014.

3.3	Certificate of Amendment to Articles of Incorporation. Reference is made to Exhibit 5.03 of the Company’s Form 8-K filed on November 19, 2013.

3.4	Certificate of Amendment to Articles of Incorporation. Reference is made to Exhibit 3.03 of the Company’s Form 8-K filed on October 3, 2013.

3.5	Restated Bylaws. Reference is made to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

3.6	Amended Bylaws. Reference is made to Exhibit 3.01 of the Company’s Form 8-K, filed on April 6, 2007.

23.1	Consent of Independent Registered Public Accounting Firm - Ramirez Jimenez International CPAs.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith. (Certification will not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, as amended).

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

RELIABILITY INCORPORATED
(Registrant)

DATE: March 27, 2014		/s/ Jeffrey E. Eberwein
	By:	Jeffrey E. Eberwein
	Its:	Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

DATE: March 27, 2014		/s/ Jeffrey E. Eberwein
	By:	Jeffrey E. Eberwein
	Its:	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)

DATE: March 27, 2014		/s/ Kyle Hartley
	By:	Kyle Hartley
	Its:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Reliability Incorporated:

We have audited the accompanying balance sheets of Reliability Incorporated (the Company) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the  financial position of Reliability Incorporated as of December 31, 2013 and 2012, and the  results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Ramirez Jimenez International CPAs

Irvine, California
March 27, 2014

RELIABILITY INCORPORATED
BALANCE SHEETS

	Year ended December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$450	$486
Total current assets	450	486

Total Assets	$450	$486

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$34,580	$10,372
Loans from officers	-	3,000

Total current liabilities	34,580	13,372

Stockholders’ Equity (deficit):
Preferred stock, without par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, without par value; 300,000,000 shares authorized; 13,867,633 shares issued	9,862,150	9,862,150
Accumulated deficit	(8,801,763)	(8,780,519)
Less treasury stock at cost, 354,300 shares	(1,094,517)	(1,094,517)

Total stockholders’ deficit	(34,130)	(12,886)

Total Liabilities and Stockholders’ Deficit	$450	$486

The accompanying notes are an integral part of these financial statements.

RELIABILITY INCORPORATED
STATEMENTS OF OPERATIONS
(Weighted average shares in thousands)

	Year ended December 31,
	2013	2012
Operating Expenses:
General and administrative	$46,244	$27,382

Total Operating Expenses	46,244	27,382

Other income	25,000	-

Net Loss	$(21,244)	$(27,382)

Basic and diluted loss per share:	$-	$-

Weighted average shares outstanding:
Basic	13,513	13,406
Diluted	13,513	13,406

The accompanying notes are an integral part of these financial statements.

RELIABILITY INCORPORATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Shares in thousands)

	Common Stock		Treasury Stock (At Cost)			Total Stockholders’
	Shares	Amount	Shares	Amount	Accumulated Deficit	Equity (Deficit)

Balance at December 31, 2011	12,367	$9,838,150	(354)	$(1,094,517)	$(8,753,137)	$(9,504)

Issuance of common stock	1,500	24,000	-	-	-	24,000

Net loss	-	-	-	-	(27,382)	(27,382)

Balance at December 31, 2012	13,867	$9,862,150	(354)	$(1,094,517)	$(8,780,519)	$(12,886)

Issuance of common stock	6,787	100,000	-	-	-	100,000
Redemption of common stock	(6,787)	(100,000)	-	-	-	(100,000)
Net loss					(21,244)	(21,244)

Balance at December 31, 2013	13,867	$9,862,150	(354)	$(1,094,517)	$(8,801,763)	$(34,130)

The accompanying notes are an integral part of these financial statements.

RELIABILITY INCORPORATED
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(21,244)	$(27,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	(10,000)	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	24,208	1,475
Net cash used in operating activities	(7,036)	(25,907)

Cash flows from financing activities:
Proceeds from loans from officers	20,500	3,000
Repayment of loans from officers	(13,500)	-
Issuance of common stock for cash	100,000	19,000
Redemption of common stock	(100,000)	-
Net cash provided by financing activities	7,000	22,000
Net decrease in cash and cash equivalents	(36)	(3,907)
Cash and cash equivalents:
Beginning of period	486	4,393
End of period	$450	$486

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Supplemental disclosure of non-cash financing activity:
Repayment of loans from officers through the issuance of common stock	$-	$5,000

The accompanying notes are an integral part of these financial statements.

RELIABILITY INCORPORATED
NOTES TO FINANCIAL STATEMENTS
December 31, 2013 and 2012

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 NATURE OF OPERATIONS

Reliability Incorporated (the “Company”) was incorporated under the laws of the State of Texas in 1953, but the principal business of the Company started in 1971, and was closed down in 2007. The Company has no further operating activities and is now a shell company.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has no operating activities and is now a shell company. The Company has concluded that it should look for acquisitions or identify a merger partner. There can be no assurances that the Company will be successful in completing such a transaction or be able to maintain sufficient liquidity over a period of time that will allow it to carry out these actions, in which case the Company might be forced to liquidate or seek protection under the Federal bankruptcy statutes, or both.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

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

RELIABILITY INCORPORATED
NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2013 and 2012

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

EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company generated net losses in 2013 and 2012, outstanding stock options would have been anti-dilutive and were not considered in these calculations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts payable and accrued liabilities, and loans from officers at December 31, 2013 and 2012 approximated fair value due to their short maturity or nature.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

2.  INCOME TAXES

At December 31, 2013, the Company had U.S. net operating loss carryforwards of approximately $15 million that will expire commencing in 2023 through 2032. These carryforwards may be subject to certain limitations on annual utilization in the event of a change in ownership, as defined by tax law. The Company has established valuation allowances to fully offset the deferred income tax assets related to these loss carryforwards, based upon  the available evidence that indicates that it is more likely than not that the Company will not realize the tax benefits. The Company’s income tax returns remain subject to examination for the years 2010 through 2013 for federal and state purposes.

3.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of December 31, 2013 and 2012 consist of the following:

	Year ended December 31,
	2013	2012

Legal and accounting costs	$34,580	$10,372

Total	$34.580	$10,372

RELIABILITY INCORPORATED
NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2013 and 2012

4. STOCK OPTION PLAN

Under the Company’s Amended and Restated 1997 Stock Option Plan (the Option Plan), no further option grants are allowed after February 26, 2007, but options theretofore granted remain in effect until satisfied or terminated pursuant to the Option Plan.

At December 31, 2006, all options were fully vested; thus no further stock option expense has been recorded related to the Option Plan. The weighted-average remaining contractual term, as of December 31, 2013, was 2.5 years for outstanding and exercisable options. There were no options exercised and none that expired or were canceled during the years ended December 31, 2013 and 2012. As of December 31, 2013 and 2012, there were 370,000 options outstanding under the Option Plan which are exercisable at a weighted average price of $0.21 until July 19, 2016, when they expire.

5.  STOCKHOLDERS’ EQUITY

On October 1, 2013, the Company sold and issued 6,786,588 shares of the Company’s common stock for an aggregate purchase price of $100,000 pursuant to a certain Stock Purchase Agreement.  The common stock was sold to an individual who is a director and officer of the Company.

Also on October 1, 2013, and immediately after issuance of the aforementioned issuance of shares, the Company acquired an aggregate of 6,786,588 share of common stock from two shareholders  pursuant to that certain Stock Redemption Agreement for an aggregate purchase price of $100,000.   The two former shareholders were directors and officers of the Company at the time of the Company redemptions.

6.  RELATED PARTY TRANSACTIONS

In January 2013, a then director and officer of the Company loaned $12,000 to the Company on an interest free basis to assist in funding operating expenses.

In March 2013, a then director and officer of the Company loaned $3,000 to the Company on an interest free basis to assist in funding operating expenses.

In April 2013, a then director and officer of the Company loaned $3,000 to the Company on an interest free basis to assist in funding operating expenses.

In June 2013, the Company repaid $13,500 of loans to an individual who was a director and officer of the Company.
In August 2013, a then director and officer of the Company loaned $2,500 to the Company on an interest free basis to assist in funding operating expenses.

On October 1, 2013, a former director and officer of the Company released the Company from its obligation to repay $10,000 in loans previously made by the director to the Company pursuant to that certain Forgiveness of Debt Agreement dated as of October 1, 2013. This individual was a director and officer of the Company at the time of this loan forgiveness.  Such amount has been recorded as a forgiveness of debt and is included in other income on the accompanying 2013 statement of operations.

7.  SUBSEQUENT EVENTS

On January 15, 2014, the Company issued 3,401,360 shares of common stock to Lone Star Value Investors, LP, an entity controlled by a director and officer of the Company, for proceeds of $50,000.  The proceeds of this issuance will be used to assist in funding the Company’s operating expenses.  No other material subsequent events have occurred since December 31, 2013 that require recognition or disclosure in the financial statements.