Form 10-Q
period 2014-03-31
RELIABILITY INC
filed 2014-05-08
CIK 34285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

(203) 542-0235
(Issuer’s telephone number, including area code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,914,693 shares of Common Stock, no par value, as of May 6, 2014.

RELIABILITY INCORPORATED
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

RELIABILITY INCORPORATED
UNAUDITED BALANCE SHEETS

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$8,465	$450
Total current assets	8,465	450

Total Assets	$8,465	$450

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$2,733	$34,580

Total current liabilities	2,733	34,580

Stockholders’ equity (deficit):
Preferred stock, without par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, without par value; 300,000,000 shares authorized; 17,268,993 and 13,867,633 shares issued at March 31, 2014 and December 31, 2013, respectively	9,912,150	9,862,150
Accumulated deficit	(8,811,901)	(8,801,763)
Less treasury stock at cost, 354,300 shares	(1,094,517)	(1,094,517)

Total stockholders’ equity (deficit)	5,732	(34,130)

Total liabilities and stockholders’ equity (deficit)	$8,465	$450

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2014	2013
Operating expenses:
General and administrative	$9,888	$4,327
Total cost and expenses	9,888	4,327
Operating loss	(9,888)	(4,327)

Loss Before Income Taxes	(9,888)	(4,327)
Income Taxes	250	0

Net Loss	$(10,138)	$(4,327)

Basic and diluted loss per share	$-	$-
Weighted average shares:
Basic	16,385,593	13,513,333
Diluted	16,385,593	13,513,333

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(10,138)	$(4,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(31,847)	(8,106)
Net cash used by operating activities	(41,985)	(12,433)

Cash flows from financing activities:
Loans from officers	-	15,000
Issuance of stock for cash	50,000	-
Net cash provided by financing activities	50,000	15,000
Net increase in cash and cash equivalents	8,015	2,567
Cash and cash equivalents:
Beginning of period	450	486
End of period	$8,465	$3,053
Supplemental disclosure of cash flow information:	-	-
Cash paid during the period for:
Interest	$-	$-
Income taxes	250	-

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2014

1.  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Reliability Incorporated (the Company) was incorporated under the laws of the State of Texas in 1953, but the principal business of the Company started in 1971, and was closed down in 2007. The Company has no further operating activities and is now a shell company.

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

The Company is quoted on the OTCQB of the OTC Marketplace under the symbol “RLBY”.

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

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
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2014

Income Taxes
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

Fair Value of Financial Instruments
The carrying values of the Company’s current assets and liabilities approximated fair value due to their short maturity or nature.

Recently Issued Accounting Pronouncements
There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

2. INCOME TAXES

The Company has substantial U.S. net operating loss carryforwards that will expire in 2023 through 2030. These carryforwards are subject to certain limitations on annual utilization and in the event of a change in ownership, as defined by tax law. See Note 2 to the Company’s financial statements in its Form 10-K for the year ended December 31, 2013.

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

At December 31, 2006, all options were fully vested; thus no further stock option expense has been recorded related to the Option Plan. The weighted-average remaining contractual term, as of December 31, 2013, was 2.5 years for outstanding and exercisable options. There were no options exercised and none that expired or were canceled during the years ended December 31, 2013 and 2012 or during the quarter ended March 31, 2014. As of March 31, 2014 and December 31, 2013, there were 370,000 options outstanding under the Company’s Stock Option Plan which are exercisable at a weighted average price of $0.21 until July 19, 2016, when they expire.

4. STOCKHOLDERS’ EQUITY

As previously reported on the Company’s Form 8-K, on January 15, 2014, the Company issued 3,401,360 shares of common stock to Lone Star Value Investors, LP, an entity controlled by a director and officer of the Company, for cash proceeds of $50,000.  The proceeds of this issuance will be used to assist in funding the Company’s operating expenses.

5. SUBSEQUENT EVENTS

No material subsequent events have occurred since March 31, 2014 that require recognition or disclosure in the financial statements.

RELIABILITY INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS
March 31, 2014

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

There have been no material changes or developments in the Company’s evaluation of the accounting estimates and the underlying assumptions or methodologies that it believes to be Critical Accounting Policies and Estimates as disclosed in its Form 10-K for the year ended December 31, 2013.

Management’s Discussion included in the Form 10-K for the year ended December 31, 2013 includes discussion of various factors and items related to the Company’s results of operations and liquidity. There have been no other significant changes in most of the factors discussed in the Form 10-K and many of the items discussed in the Form 10-K are relevant to 2014 operations; thus the reader of this report should read Management’s Discussion included in Form 10-K for the year ended December 31, 2013.

RESULTS OF OPERATIONS

Revenues
Revenues for the three months ended March 31, 2014 were zero, since all operations were discontinued as of September 30, 2007.

General and Administrative
General and administrative expenses for the three months ended March 31, 2014 were $9,888 compared to $4,327 for the same period in 2013.  The increase is due to higher legal expenses in 2014 as compared to 2013.

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

Net cash used by operating activities during the three months ended March 31, 2014 was $41,985 compared to $12,433 in the comparable period of 2013.   The increase was attributable to a larger net loss and a decrease in accounts payable and accrued liabilities.

The Company did sell common stock in the three month period ended March 31, 2014 generating cash proceeds of $50,000.  In the three months ended March 31, 2013, the Company received $15,000 in loans from officers.

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

RELIABILITY INCORPORATED
OTHER INFORMATION
March 31, 2014
PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1a.   Risk Factors

In addition to the other information set forth in this Quarterly Report, stockholders should carefully consider the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported on the Company’s Form 8-K filed on January 17, 2014, on January 15, 2014 the Company issued 3,401,360 shares of its common stock, no par value, in a private placement to Lone Star Value Investors, LP at $0.0147 per share for total cash proceeds of $50,000.  The proceeds of this issuance will be used to assist in funding the Company’s operating expenses.

There were no repurchases of Company securities made by or on behalf of the Company during the period covered by this report.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

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

RELIABILITY INCORPORATED (Registrant)
May 7, 2014	/s/ Kyle Hartley
Kyle Hartley
President and Chief Executive Officer
/s/ Kyle Hartley
Kyle Hartley
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