Form 10-Q
period 2014-08-08
RELIABILITY INC
filed 2014-08-11
CIK 34285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 0-7092

RELIABILITY INCORPORATED
(Name of registrant in its charter)

TEXAS	75-0868913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

53 Forest Avenue, First Floor, Old Greenwich, Connecticut	06870
(Address of principal executive offices)	(Zip Code)

(203) 489-9500
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    x YES ☐ NO

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,914,693 shares of Common Stock, no par value, as of July 20, 2014.

RELIABILITY INCORPORATED
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INCORPORATED
UNAUDITED BALANCE SHEETS
AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$44,458	$450

Total current assets	44,458	450

Total Assets	$44,458	$450

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$2,303	$34,580

Total current liabilities	2,303	34,580

Long term liabilities:
Loan from Shareholder	50,000	0

Total long term liabilities	50,000	0

Total liabilities	52,303	34,580

Stockholders’ equity (deficit):
Preferred stock, without par value; 1,000,000 shares authorized, none issued and outstanding
Common stock, without par value; 300,000,000 shares authorized; 17,268,993 and 13,867,633 shares issued at June 30, 2014 and December 31, 2013, respectively	9,912,150	9,862,150
Accumulated deficit	(8,825,478)	(8,801,763)
Less treasury stock at cost, 354,300 shares	(1,094,517)	(1,094,517)

Total stockholders’ equity (deficit)	(7,845)	(34,130)

Total liabilities and stockholders’ equity (deficit)	$44,458	$450

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

	Three months ended June 30,
	2014	2013

Operating expenses:
General and administrative	$13,244	$4,491
Interest expense	333	0
Total expenses	13,577	4,491
Other income	0	15,000
Net Income (Loss)	$(13,577)	$10,509
Basic and Diluted Income (Loss) Per Share	(0.00)	(0.00)
Weighted average shares:
Basic	16,914,693	13,513,333
Diluted	16,914,693	13,513,333

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Six months ended June 30,
	2014	2013

Operating expenses:
General and administrative	23,132	8,818
Interest expense	333	0
Total expenses	23,465	8,818

Other income	0	15,000

Net Income (Loss) Before Income Taxes	$(23,465)	$6,182
Income Taxes	250	0

Net Income (Loss)	(23,715)	6,182
Basic and Diluted Income (Loss) Per Share	(0.00)	(0.00)
Weighted average shares:
Basic	16,651,604	13,513,333
Diluted	16,651,604	13,513,333

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(23,715)	$6,182
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	0	(1,500)
Accounts payable and accrued liabilities	(32,277)	(7,255)
Net cash used in operating activities	(55,992)	(2,573)

Cash flows from financing activities:
Issuance of stock for cash	50,000	0
Loans from officers	0	4,500
Loan from shareholder	50,000	0
Net cash provided by financing activities	100,000	4,500
Net increase in cash and cash equivalents	44,008	1,927
Cash and cash equivalents:
Beginning of period	450	486
End of period	$44,458	$2,413

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$250	$-

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2014

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

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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
June 30, 2014

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

Fair Value of Financial Instruments
The carrying values of the Company’s current assets and current liabilities approximated fair value due to their short maturity or nature.  It is not practicable to estimate the fair value of the loan from shareholder due to the related party nature of the amount.

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

At December 31, 2006, all options were fully vested; thus no further stock option expense has been recorded related to the Option Plan. The weighted-average remaining contractual term, as of December 31, 2013, was 2.5 years for outstanding and exercisable options. There were no options exercised and none that expired or were canceled during the years ended December 31, 2013 and 2012 or during the quarter ended June 30, 2014. As of June 30, 2014 and December 31, 2013, there were 370,000 options outstanding under the Company’s Stock Option Plan which are exercisable at a weighted average price of $0.21 until July 19, 2016, when they expire.

4. STOCKHOLDERS’ EQUITY

As previously reported on the Company’s Form 8-K, on January 15, 2014, the Company issued 3,401,360 shares of common stock to Lone Star Value Investors, LP, an entity controlled by a former director and officer of the Company, for cash proceeds of $50,000.  The proceeds of this issuance were used to assist in funding the Company’s operating expenses.

5.  LOAN FROM SHAREHOLDER

On June 6, 2014, a shareholder issued a promissory note to the Company in the amount of $50,000.  The proceeds of the note will be used for ongoing operating expenses.   The loan bears interest at 10% per annum.  Interest on the loan is to be paid annually and the full amount of the principal is to be repaid on June 30, 2019.

6. SUBSEQUENT EVENTS

No material subsequent events have occurred since June 30, 2014 that require recognition or disclosure in the financial statements.

RELIABILITY INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS
June 30, 2014

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

RESULTS OF OPERATIONS

Revenues
Revenues for the three and six months ended June 30, 2014 were zero, since all operations were discontinued as of September 30, 2007.

General and Administrative
General and administrative expenses for the three months and six months ended June 30, 2014 were $13,244 and $23,132, respectively, and were $4,491 and $8,818, respectively, for the comparable periods in 2013.  The increase is due to higher legal expenses in 2014 as compared to 2013.

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

Net cash used by operating activities during the six months ended June 30, 2014 was $55,992 compared to $2,573 in the comparable period of 2013.   The increase was attributable to a larger net loss and a decrease in accounts payable and accrued liabilities.

As previously reported on the Company’s Form 8-K filed June 11, 2014, on June 6, 2014, Lone Star Value Investors, LP issued a promissory note to the Company in the principal amount of $50,000 (the “Note”).  Under the terms of the Note, interest on the outstanding principal amount accrues at a rate of 10% per annum and all amounts outstanding under the Note are due and payable on or before June 30, 2019.  The proceeds of the Note will be used to assist in funding the Company’s operating expenses.

During the six months ended June 30, 2014, the Company sold common stock generating cash proceeds of $50,000.

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
June 30, 2014
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits:
The following exhibits are filed as part of this report:

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

RELIABILITY INCORPORATED (Registrant)

August 11, 2014	/s/ Kyle Hartley
Kyle Hartley
President and Chief Executive Officer
/s/ Kyle Hartley
Kyle Hartley
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL).
_______
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections