Form 10-Q
period 2014-09-30
RELIABILITY INC
filed 2014-11-13
CIK 34285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________ .

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ YES                      ☒ NO (Not required)
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☒ YES ☐ NO

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,914,693 shares of Common Stock, no par value, as of November 11, 2014.

RELIABILITY INCORPORATED

Quarterly Report on Form 10-Q
For the Three Months Ended September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INCORPORATED
UNAUDITED BALANCE SHEETS
AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$41,280	$450
Total current assets	41,280	450

Total Assets	$41,280	$450

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$3,573	$34,580

Total Current Liabilities	3,573	34,580

Long term liabilities:
Loan from Shareholder	50,000	-

Total Long term Liabilities	50,000	-

Total Liabilities	53,573	34,580

Stockholders’ equity (deficit):
Preferred stock, without par value; 1,000,000 shares authorized, none issued and outstanding
Common stock, without par value; 300,000,000 shares authorized; 17,268,993 and 13,867,633 shares issued at September 30, 2014 and December 31, 2013, respectively	9,912,150	9,862,150
Accumulated deficit	(8,829,926)	(8,801,763)
Less treasury stock at cost, 354,300 shares	(1,094,517)	(1,094,517)

Total stockholders’ deficit	(12,293)	(34.130)

Total Liabilities and Stockholders’ Deficit	$41,280	$450

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Three months ended September 30,
	2014	2013
Operating expenses:
General and administrative	$3,178	$5,354
Interest expense	1,269	-
Total expenses	4,447	5,354
Operating loss	(4,447)	(5,354)

Net Income (Loss)	$(4,447)	$(5,354)
Basic and Diluted Loss Per Share	(0.00)	(0.00)
Weighted average shares:
Basic	16,914,693	13,513,333
Diluted	16,914,693	13,513,333

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Nine months ended September 30,
	2014	2013
Operating expenses:
General and administrative	$26,310	$14,172
Interest expense	1,603	-
Total expenses	27,913	14,172

Other income	-	15,000

Net Income (Loss) Before Income Taxes	(27,913)	828
Income Taxes	250	-

Net Income (Loss)	$(28,163)	$828
Basic and Diluted Income (Loss) Per Share	(0.00)	(0.00)
Weighted average shares:
Basic	16,740,264	13,513,333
Diluted	16,740,264	13,513,333

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net Income (Loss)	$(28,163)	$828
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(31,007)	(8,084)
Net cash used in operating activities	(59,170)	(7,256)

Cash flows from financing activities:
Issuance of stock for cash	50,000	-
Loans from officers	-	7,000
Loan from shareholder	50,000	-
Net cash provided by financing activities	100,000	7,000
Net decrease/increase in cash and cash equivalents	40,830	(256)
Cash and cash equivalents:
Beginning of period	450	486
End of period	$41,280	$230

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$1,603	$-
Income taxes	$250	$-

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2014

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

Basis of presentation
The (a) balance sheet as of December 31, 2013 has been derived from audited financial statements and (b) the accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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
September 30, 2014

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

Recently Issued Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance under U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The ASU is effective for all entities and for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU No. 2014-15 is not expected to have a significant impact on the Company’s financial statements and related disclosures.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2014

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

At December 31, 2006, all options were fully vested; thus no further stock option expense has been recorded related to the Option Plan. The weighted-average remaining contractual term, as of December 31, 2013, was 2.5 years for outstanding and exercisable options. There were no options exercised and none that expired or were canceled during the years ended December 31, 2013 and 2012 or during the quarter ended September 30, 2014. As of September 30, 2014 and December 31, 2013, there were 370,000 options outstanding under the Company’s Stock Option Plan which are exercisable at a weighted average price of $0.21 until July 19, 2016, when they expire.

4. STOCKHOLDERS’ EQUITY

As previously reported on the Company’s Form 8-K, on January 15, 2014, the Company issued 3,401,360 shares of common stock to Lone Star Value Investors, LP, an entity controlled by a former director and officer of the Company, for cash proceeds of $50,000.  The proceeds of this issuance were used to assist in funding the Company’s operating expenses.

5.  LOAN FROM SHAREHOLDER

On June 6, 2014, a shareholder issued a promissory note to the Company in the amount of $50,000.  The proceeds of the note will be used for ongoing operating expenses.   The loan bears interest at 10% per annum.  Interest on the loan is to be paid annually and the full amount of the principal is to be repaid on June 30, 2019.  During the three and nine months ended September 30, 2014, the Company recognized interest expense in the amount of $1,269 and $1,603, respectively.

6. SUBSEQUENT EVENTS

No material subsequent events have occurred since September 30, 2014 that require recognition or disclosure in the financial statements.

RELIABILITY INCORPORATED
MANAGEMENT’S DISCUSSION AND ANALYSIS
September 30, 2014

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

RESULTS OF OPERATIONS

Revenues
Revenues for the three and nine months ended September 30, 2014 were zero, since all operations were discontinued as of September 30, 2007.

General and Administrative
General and administrative expenses for the three months and nine months ended September 30, 2014 were $3,178 and $26,310, respectively, and were $5,354 and $14,172, respectively, for the comparable periods in 2013.  The increase is due to higher legal expenses in 2014 as compared to 2013.

Interest Expense
The Company recognized interest expense in the amount of $1,269 and $1,603 during the three and nine months ended September 30, 2014, respectively, related to the loan from shareholder.  There were no comparable amounts in the prior year.

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

Net cash used by operating activities during the nine months ended September 30, 2014 was $59,170 compared to $7,256 in the comparable period of 2013.   The increase was attributable to a larger net loss and a decrease in accounts payable and accrued liabilities.

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

During the nine months ended September 30, 2014, the Company sold common stock generating cash proceeds of $50,000.

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
September 30, 2014

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

RELIABILITY INCORPORATED (Registrant)

November 13, 2014	/s/ Kyle Hartley
Kyle Hartley
President and Chief Executive Officer
/s/ Kyle Hartley
Kyle Hartley
Chief Financial Officer

.
INDEX TO EXHIBITS

Exhibit No.	Descriptiom

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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