Form 10-K
period 2014-12-31
RELIABILITY INC
filed 2015-03-31
CIK 34285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014	Commission File Number 0-7092

RELIABILITY INCORPORATED
(Exact name of registrant as specified in its charter)

TEXAS	75-0868913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

53 Forest Avenue, First Floor Old Greenwich, Connecticut	06870
(Address of principal executive offices)	(Zip Code)

(203)  489-9500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ YES   ☒ NO

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐ YES   ☒ NO

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☒ YES ☐ NO

State issuer's revenues for its most recent fiscal year: $ 0

The aggregate market value of the voting and non-voting common equity held by non-affiliates; computed by reference to the June 30, 2014 closing price of $0.13 is $874,477, which value solely for the purposes of this calculation excludes shares held by the registrant's officer and directors, and 5% or greater shareholders. Such exclusions should not be deemed a determination by the registrant that all such individuals are, in fact, affiliates of the Registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,914,693 shares of Common Stock, no par value, as of March 20, 2015.

RELIABILITY INCORPORATED

Form 10-K
TABLE OF CONTENTS
December 31, 2014

PART I

Item 1.	Business

THE COMPANY

Reliability Incorporated ("we", "our", "or the "Company") was incorporated under the laws of the State of Texas in 1953, and from 1971 to 2007 the Company was principally engaged in the design, manufacture, market, and support of high performance equipment used to test and condition integrated circuits. This business was closed down in 2007. The Company has no further operating activities and is now a shell company.

The Company has concluded that it should look for acquisitions or identify a merger partner or other business combination. There can be no assurances that the Company will be successful in completing such a transaction or be able to maintain sufficient liquidity over a period of time that will allow it to carry out this action.

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

Available sources of liquidity at December 31, 2014 include cash and cash equivalents of less than $38,000.

The Company's common stock is a "penny stock," as defined in Rule 3a51-1 under the Exchange Act.  The penny stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  So long as the Company's common stock is subject to the penny stock rules, the level of trading activity could be limited and it may be difficult for investors to sell our common stock.
EMPLOYEES

The Company has no employees.  It is managed by two directors/officers, with assistance from a contract bookkeeper.

Item 1A.	Risk Factors.

The Company Has No Means to Generate Revenue

We have no source of revenue. Our cash balance has been diminished by general and administrative expenses. We do not expect to generate any revenues until, and we will only potentially generate revenues if, we enter into a new business.  We believe that we may need additional financing to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Securities Exchange Act of 1934, as amended (the "Exchange Act") until we commence business operations.  The sale of additional equity or convertible debt securities could result in additional dilution to the stockholders.  In addition, our failure to secure additional financing could have a material adverse effect on our ability to pay the accounting and other fees required in order to continue to fulfill our reporting obligations and pursue our business plan.  We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available at all or on terms acceptable to us.

The Market For Our Stock Is Not Liquid And The Stock Price Is Subject To Volatility

Our stock is quoted on the OTCQB of the OTC Marketplace under the symbol of "RLBY", where low trading volume and high volatility is often experienced. While a few firms make a market in our stock, the historically low trading volume and relatively few market makers of our stock make it more likely that a severe fluctuation in volume, either up or down, will significantly impact the stock price. There can be no assurance that these market makers will continue to quote our stock and a reduction in such market makers would negatively impact trading liquidity. Lastly, the uncertainty of the future of the Company may limit the liquidity of our stock. This and the existing limited market and volume in the trading of our stock, may result in our stockholders having difficulty selling our common stock. The trading price of our common stock has been, and will likely continue to be, subject to wide fluctuations due to the uncertainty of the future of the Company, general market fluctuations and other events and factors, some of which may be beyond our control.

Our management will have broad discretion in connection with the selection of a business combination.
Any person who invests in our securities will do so without an opportunity to evaluate the specific merits or risks of any potential business combination in which we may engage.  As a result, investors will be entirely dependent on the broad discretion and judgment of management in connection with the selection of a business combination.  There can be no assurance that determinations made by the acting management will permit us to achieve our business objectives.
Since we have not yet selected a particular industry or any target business with which to complete our business combination, stockholders will be unable to ascertain the merits or risks of the industry or business in which we may ultimately operate.
There is no basis for stockholders to evaluate the possible merits or risks of potential business combinations or the particular industry in which we may ultimately operate.  To the extent that we effect a business combination with a financially unstable entity or an entity that is in its early stage of development or growth, including entities without established records of revenues or income, we will become subject to numerous risks inherent in the business and operations of such entity.  In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high degree of risk, we will become subject to the currently unascertainable risks of that industry.  A high level of risk frequently characterizes certain industries that experience rapid growth.  Although management will endeavor to evaluate the risks inherent in a particular new prospective business or industry, there can be no assurance that we will properly ascertain or assess all such risks or that subsequent events may not alter the risks that we perceive at the time of the consummation of a business combination.
We currently do not have any agreements nor any minimum requirements for a business combination.
The Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity.  There can be no assurance that the Company will be successful in identifying and evaluating or in concluding a business combination.  No particular industry or specific business within an industry has been selected for a target company.  The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria that it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity.  Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.  There can be no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.  In addition, there can be no assurance that a business combination will benefit stockholders or prove to be more favorable to stockholders than any other investment that may be made by stockholders and investors.

We may have only limited ability to evaluate the management of the target business.
We may have only limited ability to evaluate the management of the target business.  Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct.  These individuals may be unfamiliar with the requirements of operating a public company and the securities laws, which could increase the time and resources we must expend to assist them in becoming familiar with the complex disclosure and financial reporting requirements imposed on U.S. public companies, including the requirement to maintain an effective system of internal controls.  This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect the price of our stock.
Reporting requirements may delay or preclude the consummation of a business combination.
Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company.  These audited financial statements must be furnished within 4 days following the effective date of a business combination.  Obtaining audited financial statements are the economic responsibility of the target company.  The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.  Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.
Our principal stockholders have significant voting power and may vote their shares in a manner that is not in the best interest of other stockholders.
Our principal stockholders control over 50% of the voting power represented by our outstanding shares of Common Stock and if these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of a business combination.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.  This concentration of ownership may not be in the best interests of all our stockholders.
Our officers and directors will allocate some portion of their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs.
Our management is not required to commit its full time to our affairs.  As a result, pursuing business combinations may require a greater period of time than if it would devote its full time to our affairs.  Management is not precluded from serving as officers or directors of any other entity that is engaged in business activities similar to those of the Company.  In the future, management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct.  In such event, management may have conflicts of interest in determining to which entity a particular business combination should be presented.  In cases where our management has multiple business affiliations, they may have similar legal obligations to present certain business opportunities to multiple entities.  If several business opportunities or operating entities approach management with respect to a business combination, management will consider a number of factors, including preferences of the management of the operating company and availability of resources of the acquiring company.  However, management will act in what it believes will be in the best interests of the stockholders of the Company and other respective public companies.

Because of significant competition for business combination opportunities, including numerous companies with a business plan similar to ours, it may be more difficult for us to complete a business combination.
In identifying, evaluating and selecting a target business for our potential business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies and operating businesses seeking acquisitions.  Many of these entities may be well established and may have extensive experience in identifying prospective business combinations.  Many of these competitors may possess greater financial, technical, human and other resources than we do and there can be no assurance that we will have the ability to compete successfully.  While we believe there are numerous potential target businesses with which we could enter into a business combination with, our ability to acquire larger target businesses will be limited by our available financial resources.
There may be state blue-sky law restrictions upon the ability of investors to resell our securities.
The holders of our shares of common stock and those persons who desire to purchase them in any trading market that might develop should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell our securities.  Accordingly, investors should consider the secondary market for the Registrant's securities to be a limited one.
We do not expect to pay dividends for the foreseeable future.
We do not expect to pay dividends for the foreseeable future because we have no revenues.  The payment of dividends will be contingent upon our future revenues and earnings, if any, capital requirements and overall financial condition.  The payment of any future dividends will be within the discretion of our board of directors. It is our expectation that after the consummation of a business combination that future management will determine to retain any earnings for use in business operations and, accordingly, we do not anticipate declaring any dividends in the foreseeable future.
There may be a change in control and management of the Company in connection with a business combination.
In conjunction with completion of a business combination, it is anticipated that the Company will issue an amount of the Company's authorized but unissued common stock that represents a majority of the voting power and total capital stock of the Company, which will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in the Company.  As a condition of the business combination agreement, the current controlling stockholders of the Company may agree to sell or transfer all or a portion of the Company's common stock they own so as to provide the target company with all or majority control.  The resulting change in control of the Company will likely result in removal of the present officer and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.
Issuance of additional shares of common stock in connection with a business combination may result in dilution of our common stock.
A business combination normally will involve the issuance of a significant number of additional shares of common stock.  Depending upon the value of the assets acquired in such business combination, the per share trading value of the Company's common stock may increase or decrease, perhaps significantly.

It is possible that our business combination may not meet the statutory requirements of a tax-free reorganization or that the parties may not obtain the intended tax-free treatment upon a transfer of stock or assets.
Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that the Company may undertake.  Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions.  The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets.  A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.
If we locate a suitable target business outside of the United States, we would be subject to all the inherent risks of doing business in that foreign country.
Although we intend to focus our search on target businesses located within the United States, we are not limited to this geographical region.  It is possible that prospective target businesses could be introduced to us in this and other areas.  If we locate a suitable target business outside of the United States, we would be subject to all the inherent risks of doing business in that foreign country.  For instance, many countries have had economic difficulties and political instability.  If we were to complete a business combination with a target business located in another country, our operations and profitability could be negatively affected by that country's response to these and other issues.  In addition, we cannot assure you that management of the target business will be familiar with United States securities laws.  If new management is unfamiliar with our laws, it may have to expend time and resources becoming familiar with such laws.  This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.
Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

None.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock trades in the over-the-counter bulletin board market under the symbol RLBY.  The high and low sale prices for 2013 and 2014 are set forth below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
High	$.040	$.038	$.033	$.070
Low	.016	.030	.033	.033

2014
High	$.115	$.219	$.145	$.148
Low	.042	.115	.080	.076

The Company paid no cash dividends in 2013 or 2014 and had 462 shareholders of record as of December 31, 2014, not counting the shareholders who hold the Company's common stock in street name.

The following table sets forth the number of shares of the Company's common stock reserved for issuance under the Company's equity compensation plan as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of security remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	370,000	$0.21	0
Equity compensation plans not approved by security holders	-	-	-
Total	370,000	$0.21	0

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis of its financial condition and results of operations is based on the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities, if any exist. The Company evaluates its estimates on an on-going basis. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values and disclosure of amounts recorded or disclosed in the financial statements of the Company.

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

Our audited financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of any uncertainty articulated in Item 1.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties, as well as current expectations and assumptions. From time to time, the Company may publish forward-looking statements, including those that are contained in this report, relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, its ability to maintain sufficient working capital, adverse changes in the economy, the ability to attract and maintain key personnel, its ability to identify or complete an acceptable merger or acquisition, and future results related to acquisition, merger or investment activities. The Company's actual results could differ materially from those anticipated in these forward-looking statements, including those set forth elsewhere in this report. The Company assumes no obligation to update any such forward-looking statements.

We intend to seek new business opportunities. As we have only limited cash resources, our ability to complete any acquisition or investment opportunities we may identify will depend on our ability to raise additional financing, as to which there can be no assurance. There can be no assurance that we will successfully identify, complete or integrate any future acquisition or investment, or that acquisitions or investments, if completed, will contribute favorably to our operations and future financial condition.

ANALYSIS OF FINANCIAL CONDITION

Net cash used in operating activities for the year ended December 31, 2014 was $62,715 compared to $7,036 during 2013. The usage of cash was attributable to the net loss, which in turn resulted from general and administrative expenses. The principal items contributing to the usage of $62,715 in 2014 were a loss of $39,669, coupled with an increase in accounts payable and accrued liabilities.

Financing activities provided cash flows of $7,000 in 2013 and $50,000 in 2014. In 2014, the Company issued shares of its common stock generating cash proceeds of $50,000 and received a loan from stockholder in the amount of $50,000.

The Company is now a shell corporation. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities.

The Company continuously is evaluating the prospects for an acceptable merger or acquisition, but the likelihood and timing of such merger or acquisition cannot be estimated with any reasonable certainty. There can be no assurances that the Company will be successful in completing such a transaction or be able to maintain sufficient liquidity over a period of time that will allow it to carry out this action, [in which case the Company might be forced to dissolve.]

RESULTS OF OPERATIONS

Net Revenues and Gross Profit

Revenues and gross profit for 2014 and 2013 were zero for both years, as all operations were discontinued as of September 30, 2007.

General and Administrative

General and administrative ("G&A") expenses primarily consist of legal, accounting and other professional services.

G&A expenses decreased from approximately $46,000 in 2013 to approximately $39,000 in 2014.

Other Income

The Company did not receive any other income in 2014.  In 2013, the Company sold its ticker symbol for $15,000 and recorded a gain on forgiveness of debt in the amount of $10,000.

OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements

The financial statements of the Company and the related report of the Company's independent registered public accounting firm thereon are included in this report on pages 16 through 24.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. The Principal Executive Officer/Principal Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer/Principal Financial Officer concluded that the disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Principal Executive Officer/Principal Financial Officer to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

The Principal Executive Officer/ Principal Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, the Principal Executive Officer/Principal Financial Officer used the criteria set forth by the [Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.] Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2014, internal control over financial reporting was effective.

The financial statements of the Company for 2013 and 2014 have been audited by the independent registered public accounting firm of Ramirez Jimenez International CPAs who were given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders and the Board of Directors. This annual report does not include an attestation report from the independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(b) Changes in Internal Control over Financial Reporting. The management of the Company's internal controls over financial reporting, were changed upon the acceptance of the resignations of previous board members Jay Gottlieb and Greggory Schneider effective January 28, 2014 pursuant to the Current Report on Form 8-K filed on January 28, 2014 and incorporated by reference herein (the "January 28th 8-K").  On April 25, 2014 Kyle Hartley was appointed Principal Executive Officer/Principal Financial Officer, pursuant to the Current Report on Form 8-K filed on May 5, 2014 and incorporated by reference herein (the "May 5th 8-K") and assumed the responsibility of the management of the Company's internal controls and financial reporting. The aforementioned changes nor any other event occurring in the period covered by this report have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The following table sets forth the name, age and position with the Company of (i) each of the persons currently appointed to the Company's Board of Directors and (ii) each of the persons currently appointed as Executive Officer(s) of the Company.  The information is current as of March 30, 2015.

NAME	AGE	PRINCIPAL POSITION

Kyle Hartley	46	Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

Hannah M. Bible	35	Director

Below is the biography of the members of the Board of Directors as of March 30, 2015:

Kyle Hartley is the chief operating officer of Lone Star Value Management, LLC.  Mr. Hartley also serves as chairman of the board of directors and chief operating officer and chief financial officer of Spatializer Audio Laboratories, Inc. Mr. Hartley has over 15 years of experience in the investment industry, including more than 12 years in senior management positions at alternative investment firms.  Prior to joining Lone Star Value Management, LLC in May 2013, Mr. Hartley was the CFO/COO of Greenheart Capital Partners, a global emerging market long/short equity hedge fund firm spun out of Shumway Capital.  From March 2008 through November 2011, Mr. Hartley was the CFO/COO/CCO of Apis Capital Advisors, a $750 million (peak AUM) global long/short equity hedge fund firm investing primarily in small cap value equities. From April 2006 through March 2008, Mr. Hartley served as the head of Marketing and Client Services at Mercury Partners, a $1 billion+ global long/short equity hedge fund firm focused on the real estate sector. From June 2004 to March 2006, Mr. Hartley was a Managing Director, the head of operational due diligence and a member of the Investment Committee of Taylor Investment Advisors, a hedge fund investment firm founded by the late Tommy Taylor. Mr Hartley's initial position in the hedge fund industry was as the CFO/COO of CQ Capital, a long/short equity, technology-media- telecom sector hedge fund firm from 2002 to 2004. Prior to CQ Capital, Mr. Hartley served as a Director of Business Development at Greenwich Associates, a financial industry market-research and consulting firm, and as a Vice President in the Investment Banking division of Forum Capital Markets prior to its acquisition by First Union Securities. Mr. Hartley started his career at Clarion Marketing and Communications where he earned four promotions to Account Supervisor from 1992 to 1997.  Mr. Hartley earned an MBA with Distinction from New York University's Leonard N. Stern School of Business, and a BA from Dartmouth College.

Hannah M. Bible is the chief compliance officer of Lone Star Value Management, LLC. Ms. Bible also serves as a director of Spatializer Audio Laboratories, Inc. Ms. Bible has over 8 years of combined legal and accounting experience across a variety of industries. Prior to joining Lone Star Value in June 2014, Ms. Bible was the Director of Finance/CFO at Trinity Church in Greenwich, CT.  From October 2011 to December 2012, Ms. Bible served as a legal advisor to RRMS Advisors, a company providing advisory and due diligence services to banking and other institutions with high risk assets.  From June 2009 to December 2013, Ms. Bible advised family fund and institutional clients of International Consulting Group, Inc., and its affiliates within the Middle East on matters of security, corporate governance, and U.S. legal compliance.  From 2006 to 2008, Ms. Bible served within the U.N. General Assembly as a diplomatic advisor to the Asian-African Legal Consultative Organization, a permanent observer mission to the United Nations.  Since 2007 Ms. Bible has taught as an Adjunct Professor at Thomas Jefferson School of Law, within the International Tax and Financial Services program. Prior to this Ms. Bible held various accounting positions with Samaritan's Purse, a large $300MM+ 501(c)(3) organization dedicated to emergency relief and serving the poor worldwide.  Ms. Bible earned an LLM in Tax from New York University School of Law, a JD with honors from St. Thomas University School of Law, and a BBA in Accounting from Middle Tennessee State University.

Directors serve a one-year term and hold office until their successors are elected by the shareholders, unless they shall sooner resign.

None of the members of the board of directors or executive officers of the Company has, in the last ten years, been involved in any legal proceeding of the type described under Item 401(f) of Regulation S-K.

Effective March 26, 2015, William Derosa resigned from his position as a member of the board of directors of Reliability Incorporated (the "Company").

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 furnished to us during the fiscal year ended December 31, 2014, we are not aware of any director, officer or beneficial owner of more 10% of the common stock of the Company who failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

At present we have not adopted a Code of Ethics applicable to our directors, officers and employees.

Corporate Governance

At present, the Company does not have an audit committee.  The entire board of directors is responsible for the assessment and oversight of the Company's financial risk exposure.

Item 11.	Executive Compensation.

The Company did not pay any salary to its officers or Directors in 2013 or 2014 and currently has no stock option plan or outstanding stock options.

Under the Company's Amended and Restated 1997 Stock Option Plan ("Option Plan"), which expired in 2006, stock option grants were available for officers, directors, and key employees. The objective of the Option Plan was to promote the interest of the Company by providing an ownership incentive to officers, directors, and key employees, to reward outstanding performance, and to encourage continued employment. The Board of Directors, which acted as the Plan Administrator, determined to whom options were granted, the type of options, the number of shares covered by such options and the option vesting schedule. All options were issued at market value on the date of the grant and generally had a ten-year contractual term with graded vesting.

Outstanding equity awards

There are no items required to be disclosed in accordance with Regulation S-K for the year 2014.

Director Compensation

None of the Company's directors received any cash compensation, stock option awards or other arrangements for services provided in their capacity as directors during the fiscal year ended December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal shareholders

Based on information available to the Company through filings with the Securities and Exchange Commission, each of the following persons or groups beneficially owned 5% or more of the 16,914,693 shares of common stock outstanding as of March 30, 2015.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Jeffrey E. Eberwein (1)	10,187,948	60.23%
53 Forest Avenue, First Floor, Old Greenwich, CT 06870

Lo Lone Star Value Investors, LP	3,401,360	20.11%
53 Forest Avenue, First Floor, Old Greenwich, CT 06870

____________

(1)
Includes the 3,401,360 shares owned by Lone Star Value Investors, LP, which are beneficially owned by Mr. Eberwein.  Mr. Eberwein disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

Security ownership of management

As of March 30, 2015, the amount of common stock owned by the directors of the Company was:

Name of individual or group	Amount and Nature of Beneficial Ownership	Percent of Class

Hannah Bible	-	-%
Kyle Hartley	-	-%
All executive officers and directors as a group	-	-%

Item13.	Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

On January 15, 2014, the Company issued 3,401,360 shares of common stock to Lone Star Value Investors, LP, an entity ultimately controlled by Mr. Eberwein, who was a director at the time of the transaction at $0.0147 per share for total proceeds of $50,000.

Our common stock is quoted on the OTCQB of the OTC Marketplace, which does not have director independence requirements.  Under NASDAQ Rule 4200(a)(15), a director is not considered independent if he or she has also been an executive officer or employee of the corporation during the current year or any of the past three years.  As such, only Ms. Bible can be classified as independent under this definition.

On June 6, 2014 Lone Star Value Investors, LP issued a Promissory Note to the Company in the principal amount of $50,000. Under the terms of the Note, interest on the outstanding principal amount accrues at a rate of 10% per annum, and all amounts outstanding under this Note are due and payable on or before June 30, 2019. The Company intends to use the proceeds for operating expenses. Lone Star Value Investors, LP is a significant shareholder of the Company's stock.

Item 14.	Principal Accountant's Fees and Services

Aggregate fees paid or payable to Ramirez Jimenez International CPAs in connection with their services during fiscal years 2013 and 2014 are listed below:

Fee category	2014	2013

Audit Fees	$14,000	$14,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$14,000	$14,000

Audit Fees: Consists of fees billed for professional services rendered for the audits of Reliability's annual financial statements and the review of Reliability's quarterly financial statements.

Tax Fees: Consists of tax compliance/preparation and other tax services. Tax compliance/preparation consists of fees billed for professional services related to federal, state and international tax compliance. Other tax services consist of fees billed for other miscellaneous tax consulting and planning.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this report or incorporated by reference:

Financial Statements: as referenced in Item 8 hereof.

3.1	Restated Articles of Incorporation (with amendment). Reference is made to Exhibit 3 to the Company's Current Report on Form 8-K for the quarter ended June 30, 1995.

3.2	Certificate of Amendment to Articles of Incorporation. Reference is made to Exhibit 5.03 of the Company's Form 8-K filed on January 28, 2014.

3.3	Certificate of Amendment to Articles of Incorporation. Reference is made to Exhibit 5.03 of the Company's Form 8-K filed on April 30. 2014.

3.4	Certificate of Amendment to Articles of Incorporation. Reference is made to Exhibit 3.03 of the Company's Form 8-K filed on October 3, 2013.

3.5	Restated Bylaws. Reference is made to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

3.6	Amended Bylaws. Reference is made to Exhibit 3.01 of the Company's Form 8-K, filed on April 6, 2007.

23.1	Consent of Independent Registered Public Accounting Firm - Ramirez Jimenez International CPAs.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1
Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith. (Certification will not be deemed "filed" for purposes of Section 18 of the Securities Act of 1934, as amended).

32.2
Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith. (Certification will not be deemed "filed" for purposes of Section 18 of the Securities Act of 1934, as amended).

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

RELIABILITY INCORPORATED
(Registrant)

DATE: March 30, 2015		/s/ Kyle Hartley
	By:	Kyle Hartley
	Its:	Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

DATE: March 30, 2015		/s/ Kyle Hartley
	By:	Kyle Hartley
	Its:	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)

DATE: March 30, 2015		/s/ Hannah Bible
	By:	Hannah Bible
	Its:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Reliability Incorporated:

We have audited the accompanying balance sheets of Reliability Incorporated (the Company) as of December 31, 2014 and 2013, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reliability Incorporated as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Ramirez Jimenez International CPAs

Irvine, California
March 30, 2015

RELIABILITY INCORPORATED
BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$37,735	$450
Total current assets	37,735	450

Total Assets	$37,735	$450

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$11,534	$34,580
Loans from stockholder	50,000	-

Total current liabilities	61,534	34,580

Stockholders' Equity (Deficit):
Preferred stock, without par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, without par value; 300,000,000 shares authorized; 17,268,993 and 13,867,633 shares issued at December 31, 2014 and December 31, 2013 respectively	9,912,150	9,862,150
Accumulated deficit	(8,841,432)	(8,801,763)
Less treasury stock at cost, 354,300 shares	(1,094,517)	(1,094,517)

Total stockholders' deficit	(23,799)	(34,130)

Total Liabilities and Stockholders' Deficit	$37,735	$450

The accompanying notes are an integral part of these financial statements.

RELIABILITY INCORPORATED
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2014	2013
Operating Expenses:
General and administrative	$39,419	$46,244

Total Operating Expenses	39,419	46,244

Other income		25,000
Net Income (Loss) Before Income Taxes	(39,419)	(21,244)
Income Taxes	250	-

Net Income (Loss)	$(39,669)	$(21,244)

Basic and diluted loss per share:	$-	$-

Weighted average shares outstanding:
Basic	16,784	13,513
Diluted	16,784,230	13,513

The accompanying notes are an integral part of these financial statements.

RELIABILITY INCORPORATED
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Shares in thousands)

	Common Stock		Treasury Stock (At Cost)			Total Stockholders'
	Shares	Amount	Shares	Amount	Accumulated Deficit	(Deficit)

Balance at December 31, 2012	13,867	$9,862,150	(354)	$(1,094,517)	$(8,780,519)	$(12,886)

Issuance of common stock	6,787	100,000	-	-	-	100,000
Redemption of common stock	(6,787)	(100,000)	-	-	-	(100,000)
Net loss					(21,244)	(21,244)

Balance at December 31, 2013	13,867	$9,862,150	(354)	$(1,094,517)	$(8,801,763)	$(34,130)

Issuance of common stock	3,401	50,000	-	-	-	50,000

Net loss					(39,669)	(39,669)

Balance at December 31, 2014	17,268	$9,912,150	(354)	$(1,094,517)	$(8,841,432)	$(23,799)

The accompanying notes are an integral part of these financial statements.

RELIABILITY INCORPORATED
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(39,669)	$(21,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	-	(10,000)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(23,046)	24,208
Net cash used in operating activities	(62,715)	(7,036)

Cash flows from financing activities:
Proceeds from loans from officers/ stockholder	50,000	20,500
Repayment of loans from officers	-	(13,500)
Issuance of common stock for cash	50,000	100,000
Redemption of common stock	-	(100,000)
Net cash provided by financing activities	100,000	7,000
Net increase (decreas) in cash and cash equivalents	37,285	(36)
Cash and cash equivalents:
Beginning of year	450	486
End of year	$37,735	$450

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$250	$-

The accompanying notes are an integral part of these financial statements.

RELIABILITY INCORPORATED
NOTES TO FINANCIAL STATEMENTS
December 31, 2014 and 2013

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Reliability Incorporated (the "Company") was incorporated under the laws of the State of Texas in 1953, but the principal business of the Company started in 1971, and was closed down in 2007. The Company has no further operating activities and is now a shell company.

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
December 31, 2014 and 2013

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

EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company generated net losses in 2014 and 2013, outstanding stock options would have been anti-dilutive and were not considered in these calculations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts payable and accrued liabilities, and loans from stockholder at December 31, 2014 and 2013 approximated fair value due to their short maturity or nature.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance under U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The ASU is effective for all entities and for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU No. 2014-15 is not expected to have a significant impact on the Company's financial statements and related disclosures.

2.  INCOME TAXES

At December 31, 2014, the Company had U.S. net operating loss carryforwards of approximately $15 million that will expire commencing in 2023 through 2033. These carryforwards may be subject to certain limitations on annual utilization in the event of a change in ownership, as defined by tax law. The Company has established valuation allowances to fully offset the deferred income tax assets related to these loss carryforwards, based upon  the available evidence that indicates that it is more likely than not that the Company will not realize the tax benefits. The Company's income tax returns remain subject to examination for the years 2011 through 2014 for federal and state purposes.

RELIABILITY INCORPORATED
NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2014 and 2013

3.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of December 31, 2014 and 2013 consist of the following:

	Year ended December 31,
	2014	2013

Legal and accounting costs	$8,671	$34,580
Accrued interest	2,863	-
Total	$11,534	$34,580

4. STOCK OPTION PLAN

Under the Company's Amended and Restated 1997 Stock Option Plan (the Option Plan), no further option grants are allowed after February 26, 2007, but options theretofore granted remain in effect until satisfied or terminated pursuant to the Option Plan.

At December 31, 2006, all options were fully vested; thus no further stock option expense has been recorded related to the Option Plan. The weighted-average remaining contractual term, as of December 31, 2014, was 1.5 years for outstanding and exercisable options. There were no options exercised and none that expired or were canceled during the years ended December 31, 2014 and 2013. As of December 31, 2014 and 2013, there were 370,000 options outstanding under the Option Plan which are exercisable at a weighted average price of $0.21 until July 19, 2016, when they expire.

5.  STOCKHOLDERS' EQUITY (DEFICIT)

On January 15, 2014 the Company issued 3,401,360 shares of its common stock, in a private placement to Lone Star Value Investors, LP at $0.0147 per share of unregistered shares for total proceeds of $50,000.  Jeffrey E. Eberwein is the manager of Lone Star Value Investors LP's general partner and was the president, chief executive officer and a director of the Company at the time of the transaction. Lone Star thus had adequate access to information about the Company. Lone Star Value is an accredited investor, as defined under Rule 501 of the Securities Act.

On October 1, 2013, the Company sold and issued 6,786,588 shares of the Company's common stock for an aggregate purchase price of $100,000 pursuant to a certain Stock Purchase Agreement.  The common stock was sold to an individual who was a director and officer of the Company.

Also on October 1, 2013, and immediately after issuance of the aforementioned issuance of shares, the Company acquired an aggregate of 6,786,588 shares of common stock from two shareholders pursuant to that certain Stock Redemption Agreement for an aggregate purchase price of $100,000.   The two former shareholders were directors and officers of the Company at the time of the Company redemptions.

RELIABILITY INCORPORATED
NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2014 and 2013

6.  RELATED PARTY TRANSACTIONS

As articulated above, on January 15, 2014, the Company issued 3,401,360 shares of common stock to Lone Star Value Investors, LP, an entity controlled by a director and officer of the Company, for proceeds of $50,000.  The proceeds of this issuance will be used to assist in funding the Company's operating expenses.  Also on June 6, 2014 Lone Star Value Investors, LP issues a five year promissory note in the principal amount of $50,000, with interest accruing at a rate of 10% per annum, and all amounts outstanding under this note are due and payable on or before June 30, 2019.   During the year ended December 31, 2014, the Company recognized interest expense in the amount of $2,863.  Such amount is reflected in accounts payable and accrued liabilities on the December 31, 2014 balance sheet.
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

7.  SUBSEQUENT EVENTS

On March 26, 2015, William Derosa resigned from his position as a member of the board of directors of the Company. No other material subsequent events have occurred since December 31, 2014 that require recognition or disclosure in the financial statements.