Form 10-Q
period 2015-03-31
RELIABILITY INC
filed 2015-05-14
CIK 34285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☒ YES ☐ NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,914,693 shares of Common Stock, no par value, as of May 7, 2015.

RELIABILITY INCORPORATED

Quarterly Report on Form 10-Q
 For the Three Months Ended March 31, 2015

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INCORPORATED
UNAUDITED BALANCE SHEETS
As Of March 31, 2015 and December 31, 2014

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$25,978	$37,735
Total current assets	25,978	37,735

Total Assets	$25,978	$37,735

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$6,045	$11,534
Loans from stockholder	50,000	50,000

Total current liabilities	56,045	61,534

Stockholders' equity (deficit):
Preferred stock, without par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, without par value; 300,000,000 shares authorized; 17,268,993 shares issued	9,912,150	9,912,150
Accumulated deficit	(8,847,700)	(8,841,432)
Less treasury stock at cost, 354,300 shares	(1,094,517)	(1,094,517)

Total stockholders' (deficit)	(30,067)	(23,799)

Total liabilities and stockholders' (deficit)	$25,978	$37,735

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2015	2014
Operating expenses:
General and administrative	$6,268	$9,888
Total cost and expenses	6,268	9,888
Operating loss	(6,268)	(9,888)

Loss Before Income Taxes	(6,268)	(9,888)
Income Taxes	-	250

Net Loss	$(6,268)	$(10,138)

Basic and diluted loss per share	$-	$-
Weighted average shares:
Basic	16,914,693	16,385,593
Diluted	16,914,693	16,385,593

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,268)	$(10,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(5,489)	(31,847)
Net cash used by operating activities	(11,757)	(41,985)

Cash flows from financing activities:
Issuance of stock for cash	-	50,000
Net cash provided by financing activities	-	50,000
Net increase in cash and cash equivalents	(11,757)	8,015
Cash and cash equivalents:
Beginning of period	37,735	450
End of period	$25,978	$8,465
Supplemental disclosure of cash flow information:	-	-
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$250

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2015

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

The Company is quoted on the OTCQB of the OTC Marketplace under the symbol "RLBY".

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2014.

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
March 31, 2015

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

Earnings Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the exercise price of the Company's outstanding stock options exceeded the average market price of its common shares during the periods presented, the options would have been anti-dilutive and were not considered in these calculations.

Fair Value of Financial Instruments
The carrying values of the Company's current assets and current liabilities approximated fair value due to their short maturity or nature.  It is not practicable to estimate the fair value of the loan from shareholder due to the related party nature of the amount.

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

2. INCOME TAXES

The Company has substantial U.S. net operating loss carryforwards that will expire in 2023 through 2033. These carryforwards are subject to certain limitations on annual utilization and in the event of a change in ownership, as defined by tax law. See Note 2 to the Company's financial statements in its Form 10-K for the year ended December 31, 2014.

The Company's income tax returns remain subject to examination for the years 2011 through 2014 for federal and state purposes.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2015

3. STOCK OPTION PLAN

Under the Company's Amended and Restated 1997 Stock Option Plan (the "Option Plan"), no further option grants are allowed after February 26, 2007, but options theretofore granted remain in effect until satisfied or terminated pursuant to the Option Plan.

At December 31, 2006, all options were fully vested; thus no further stock option expense has been recorded related to the Option Plan. The weighted-average remaining contractual term, as of December 31, 2014, was 1.5 years for outstanding and exercisable options. There were no options exercised and none that expired or were canceled during the years ended December 31, 2014 and 2013 or during the quarter ended March 31, 2015. As of March 31, 2015 and December 31, 2014, there were 370,000 options outstanding under the Company's Stock Option Plan which are exercisable at a weighted average price of $0.21 until July 19, 2016, when they expire.

4. STOCKHOLDERS' EQUITY

On January 15, 2014, the Company issued 3,401,360 shares of unregistered common stock in a private placement to Lone Star Value Investors, LP, an entity controlled by a former director and officer of the Company, for cash proceeds of $50,000.  The proceeds of this issuance were used to assist in funding the Company's operating expenses.

5.  LOAN FROM SHAREHOLDER

On June 6, 2014, a shareholder issued a promissory note to the Company in the amount of $50,000.  The proceeds of the note are used for ongoing operating expenses.   The loan bears interest at 10% per annum.  Interest on the loan and the full amount of the principal is to be repaid on June 30, 2019.  During the three months ended March 31, 2015, the Company recognized interest expense in the amount of $1,212, total accrued interest on the loan is $4,075 as of March 31, 2015 and is included as a component of accounts payable and accrued expenses on the accompanying balance sheet.

6. SUBSEQUENT EVENTS

No material subsequent events have occurred since March 31, 2015 that require recognition or disclosure in the financial statements.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS
March 31, 2015

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

There have been no material changes or developments in the Company's evaluation of the accounting estimates and the underlying assumptions or methodologies that it believes to be Critical Accounting Policies and Estimates as disclosed in its Form 10-K for the year ended December 31, 2014.

Management's Discussion included in the Form 10-K for the year ended December 31, 2014 includes discussion of various factors and items related to the Company's results of operations and liquidity. There have been no other significant changes in most of the factors discussed in the Form 10-K and many of the items discussed in the Form 10-K are relevant to 2015 operations; thus the reader of this report should read Management's Discussion included in Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS

Revenues
Revenues for the three months ended March 31, 2015 were zero, since all operations were discontinued as of September 30, 2007.

General and Administrative
General and administrative expenses for the three months ended March 31, 2015 were $6,268 and were $9,888, for the comparable period in 2014.  The decrease is due to lower legal expenses in 2015 as compared to 2014.

Interest Expense
The Company recognized interest expense in the amount of $1,212 during the three months ended March 31, 2015, related to the loan from shareholder.  There were no comparable interest expense in the prior year as the loan was made in June 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company has undertaken steps to reduce its expenses and improve the Company's liquidity, including the previous sale and discontinuance of all operations.

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

Net cash used by operating activities during the three months ended March 31, 2015 was $11,757 compared to $41,985 in the comparable period of 2014.   The decrease was attributable to a decrease in accounts payable and accrued liabilities during the three months ended March 31, 2014. .

As previously reported, on June 6, 2014, Lone Star Value Investors, LP issued a promissory note to the Company in the principal amount of $50,000 (the "Note").  Under the terms of the Note, interest on the outstanding principal amount accrues at a rate of 10% per annum and all amounts outstanding under the Note are due and payable on or before June 30, 2019.  The proceeds of the Note are used to assist in funding the Company's operating expenses.

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

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the Principal Executive Officer and Principal Financial Officer,that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

RELIABILITY INCORPORATED
OTHER INFORMATION
March 31, 2015
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1a. Risk Factors

In addition to the other information set forth in this Quarterly Report, stockholders should carefully consider the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

RELIABILITY INCORPORATED (Registrant)

May 14, 2015	/s/ Kyle Hartley
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