Form 10-Q
period 2015-06-30
RELIABILITY INC
filed 2015-08-11
CIK 34285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☒ YES ☐ NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,914,693 shares of Common Stock, no par value, as of July 30, 2015.

RELIABILITY INCORPORATED
Quarterly Report on Form 10-Q
 For the Three Months Ended June 30, 2015

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INCORPORATED
UNAUDITED BALANCE SHEETS
As of June 30, 2015 and December 31, 2014

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$19,894	$37,735

Total current assets	19,894	37,735

Total Assets	$19,894	$37,735

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$7,312	$11,534

Total current liabilities	7,312	11,534

Long term liabilities:
Loan from shareholder	50,000	50,000

Total long term liabilities	50,000	50,000

Total liabilities	57,312	61,534

Stockholders' equity (deficit):
Preferred stock, without par value; 1,000,000 shares authorized, none issued and outstanding
Common stock, without par value; 300,000,000 shares authorized; 17,268,993 shares issued	9,912,150	9,912,150
Accumulated deficit	(8,855,051)	(8,841,432)
Less treasury stock at cost, 354,300 shares	(1,094,517)	(1,094,517)

Total stockholders' deficit	(37,418)	(23,799)

Total liabilities and stockholders' deficit	$19,894	$37,735

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS
 FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

	Three months ended June 30,
	2015	2014

Operating expenses:
General and administrative	$6,083	$13,244
Interest expense	1,267	333
Total expenses	7,350	13,577
Other income	-	-
Net Loss	$(7,350)	$(13,577)
Basic and Diluted Loss Per Share	(0.00)	(0.00)
Weighted average shares:
Basic	16,914,693	16,914,693
Diluted	16,914,693	16,914,693

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Six months ended June 30,
	2015	2014

Operating expenses:
General and administrative	$11,140	$23,132
Interest expense	2,479	333
Total expenses	13,619	23,465

Other income	-	-

Loss Before Income Taxes	$(13,619)	$(23,465)
Income Taxes	-	250

Net Loss	$(13,619)	$(23,715)
Basic and Diluted Loss Per Share	$(0.00)	$(0.00)
Weighted average shares:
Basic	16,914,693	16,651,604
Diluted	16,914,693	16,651,604

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF CASH FLOWS
 FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(13,619)	$(23,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(4,222)	(32,277)
Net cash used in operating activities	(17,841)	(55,992)

Cash flows from financing activities:
Issuance of stock for cash	-	50,000
Loan from shareholder	-	50,000
Net cash provided by financing activities	-	100,000
Net increase (decrease) in cash and cash equivalents	(17,841)	44,008
Cash and cash equivalents:
Beginning of period	37,735	450
End of period	$19,894	$44,458

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$250
Interest	$-	$-

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2015

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

The Company is quoted on the OTC Marketplace under the symbol "RLBY".

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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
June 30, 2015

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
June 30, 2015

3. STOCK OPTION PLAN

Under the Company's Amended and Restated 1997 Stock Option Plan (the "Option Plan"), no further option grants are allowed after February 26, 2007, but options theretofore granted remain in effect until satisfied or terminated pursuant to the Option Plan.

At December 31, 2006, all options were fully vested; thus no further stock option expense has been recorded related to the Option Plan. The weighted-average remaining contractual term, as of December 31, 2014, was 1.5 years for outstanding and exercisable options. There were no options exercised and none that expired or were canceled during the years ended December 31, 2014 and 2013 or during the three and six months ended June 30, 2015. As of June 30, 2015 and December 31, 2014, there were 370,000 options outstanding under the Company's Stock Option Plan which are exercisable at a weighted average price of $0.21 until July 19, 2016, when they expire.

4. STOCKHOLDERS' EQUITY

On January 15, 2014, the Company issued 3,401,360 shares of unregistered common stock in a private placement to Lone Star Value Investors, LP, an entity controlled by a former director and officer of the Company, for cash proceeds of $50,000.  The proceeds of this issuance were used to assist in funding the Company's operating expenses.

5.  LOAN FROM SHAREHOLDER

On June 6, 2014, a shareholder issued a promissory note to the Company in the amount of $50,000.  The proceeds of the note are used for ongoing operating expenses.   The loan bears interest at 10% per annum.  Interest on the loan and the full amount of the principal is to be repaid on June 30, 2019.  During the three and six months ended June 30, 2015, the Company recognized interest expense in the amount of $1,267 and $2,479, respectively.   Total accrued interest on the loan is $5,342 as of June 30, 2015 and is included as a component of accounts payable and accrued expenses on the accompanying balance sheet.

6. SUBSEQUENT EVENTS

No material subsequent events have occurred since June 30, 2015 that require recognition or disclosure in the financial statements.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS
June 30, 2015

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

RESULTS OF OPERATIONS

Revenues
Revenues for the three and six months ended June 30, 2015 were zero, since all operations were discontinued as of September 30, 2007.

General and Administrative
General and administrative expenses for the three and six months ended June 30, 2015 were $6,083 and $11,140, respectively, as compared to $13,244 and $23,132 in the comparable periods in 2014.  The decrease is due to lower legal expenses in 2015 as compared to 2014.

Interest Expense
The Company recognized interest expense in the amount of $1,267 and $2,479 during the three and six months ended June 30, 2015, respectively, related to the loan from shareholder.  The interest expense in the prior year was only $333 as the loan was made in June 2014.

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

Net cash used by operating activities during the six months ended June 30, 2015 was $17,841 compared to $55,992 in the comparable period of 2014.   The decrease was attributable to a lower net loss and a decrease in accounts payable and accrued liabilities during the six months ended June 30, 2015.

As previously reported, on January 15, 2014, the Company issued 3,401,360 shares of unregistered common stock in a private placement to Lone Star Value Investors, LP ("Lone Star Value"), an entity controlled by a former director and officer of the Company, for cash proceeds of $50,000 and on June 6, 2014, Lone Star Value issued a promissory note to the Company in the principal amount of $50,000 (the "Note").  Under the terms of the Note, interest on the outstanding principal amount accrues at a rate of 10% per annum and all amounts outstanding under the Note are due and payable on or before June 30, 2019.  The proceeds of the private placement and Note are used to assist in funding the Company's operating expenses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable. n

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
June 30, 2015
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

RELIABILITY INCORPORATED (Registrant)

August 11, 2015	/s/ Kyle Hartley
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