Form 10-K
period 2015-12-31
RELIABILITY INC
filed 2016-03-30
CIK 34285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015	Commission File Number 0-7092

RELIABILITY INCORPORATED
(Exact name of registrant as specified in its charter)

TEXAS	75-0868913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

53 Forest Avenue, First Floor Old Greenwich, Connecticut	06870
(Address of principal executive offices)	(Zip Code)

(203)  489-9500
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☒ YES ☐ NO

State issuer's revenues for its most recent fiscal year: $ 0

The aggregate market value of the voting and non-voting common equity held by non-affiliates; computed by reference to the June 30, 2015 closing price of $0.08 is $538,140, which value solely for the purposes of this calculation excludes shares held by the registrant's officer and directors, and 5% or greater shareholders. Such exclusions should not be deemed a determination by the registrant that all such individuals are, in fact, affiliates of the Registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,914,693 shares of Common Stock, no par value, as of March 28, 2016.

RELIABILITY INCORPORATED

Form 10-K
TABLE OF CONTENTS
December 31, 2015

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

Available sources of liquidity at December 31, 2015 include cash and cash equivalents of $11,924.

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

The Company's common stock trades in the over-the-counter bulletin board market under the symbol RLBY.  The high and low sale prices for 2014 and 2015 are set forth below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
High	$.115	$.219	$.145	$.148
Low	.042	.115	.080	.076

2015
High	$.085	$.105	$.115	$.130
Low	.046	.040	.080	.056

The Company paid no cash dividends in 2014 or 2015 and had 462 shareholders of record as of December 31, 2015, not counting the shareholders who hold the Company's common stock in street name.

The following table sets forth the number of shares of the Company's common stock reserved for issuance under the Company's equity compensation plan as of December 31, 2015:

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

ANALYSIS OF FINANCIAL CONDITION

Net cash used in operating activities for the year ended December 31, 2015 was $25,811 compared to $62,715 during 2014. The usage of cash was attributable to the net loss, which in turn resulted from general and administrative expenses. The principal items contributing to the usage of $25,811 in 2015 were a loss of $30,175, offset with a decrease in accounts payable and accrued liabilities.

Financing activities provided cash flows of $100,000 in 2014 with no financing activities occurring in 2015. In 2014, the Company issued shares of its common stock generating cash proceeds of $50,000 and received a loan from stockholder in the amount of $50,000.

The Company is now a shell corporation. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities.

The Company continuously is evaluating the prospects for an acceptable merger or acquisition, but the likelihood and timing of such merger or acquisition cannot be estimated with any reasonable certainty. There can be no assurances that the Company will be successful in completing such a transaction or be able to maintain sufficient liquidity over a period of time that will allow it to carry out this action, in which case the Company might be forced to dissolve.

RESULTS OF OPERATIONS

Net Revenues and Gross Profit

Revenues and gross profit for 2015 and 2014 were zero for both years, as all operations were discontinued as of September 30, 2007.

General and Administrative

General and administrative ("G&A") expenses primarily consist of legal, accounting and other professional services.

G&A expenses decreased from approximately $39,000 in 2014 to approximately $30,000 in 2015.

Other Income

The Company did not receive any other income in 2015.

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

The Principal Executive Officer/ Principal Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2015.  Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2015, internal control over financial reporting was effective.

The financial statements of the Company for 2014 and 2015 have been audited by the independent registered public accounting firm of Ramirez Jimenez International CPAs who were given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders and the Board of Directors. This annual report does not include an attestation report from the independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(b) Changes in Internal Control over Financial Reporting. The management of the Company's internal controls over financial reporting remain unchanged. Previously, on April 25, 2014 Kyle Hartley was appointed Principal Executive Officer/Principal Financial Officer, pursuant to the Current Report on Form 8-K filed on May 5, 2014 and assumed the responsibility of the management of the Company's internal controls and financial reporting. The aforementioned change nor any other event occurring in the current period covered by this report have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The following table sets forth the name, age and position with the Company of (i) each of the persons currently appointed to the Company's Board of Directors and (ii) each of the persons currently appointed as Executive Officer(s) of the Company.  The information is current as of March 29, 2016.

NAME	AGE	PRINCIPAL POSITION

Kyle Hartley	47	Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

Hannah M. Bible	36	Director

Below is the biography of the members of the Board of Directors as of March 29, 2016:

Kyle Hartley is the chief operating officer of Lone Star Value Management, LLC.  Mr. Hartley has over 16 years of experience in the investment industry, including more than 13 years in senior management positions at alternative investment firms.  Prior to joining Lone Star Value Management, LLC in May 2013, Mr. Hartley was the CFO/COO of Greenheart Capital Partners, a global emerging market long/short equity hedge fund firm spun out of Shumway Capital.  From March 2008 through November 2011, Mr. Hartley was the CFO/COO/CCO of Apis Capital Advisors, a $750 million (peak AUM) global long/short equity hedge fund firm investing primarily in small cap value equities. From April 2006 through March 2008, Mr. Hartley served as the head of Marketing and Client Services at Mercury Partners, a $1 billion+ global long/short equity hedge fund firm focused on the real estate sector. From June 2004 to March 2006, Mr. Hartley was a Managing Director, the head of operational due diligence and a member of the Investment Committee of Taylor Investment Advisors, a hedge fund investment firm founded by the late Tommy Taylor. Mr Hartley's initial position in the hedge fund industry was as the CFO/COO of CQ Capital, a long/short equity, technology-media- telecom sector hedge fund firm from 2002 to 2004. Prior to CQ Capital, Mr. Hartley served as a Director of Business Development at Greenwich Associates, a financial industry market-research and consulting firm, and as a Vice President in the Investment Banking division of Forum Capital Markets prior to its acquisition by First Union Securities. Mr. Hartley started his career at Clarion Marketing and Communications where he earned four promotions to Account Supervisor from 1992 to 1997. Previously, Mr. Hartley served as chairman of the board of directors and chief operating officer of AMRH Holdings, Inc. (formerly Spatializer Audio Laboratories). Mr. Hartley earned an MBA with Distinction from New York University's Leonard N. Stern School of Business, and a BA from Dartmouth College.

Hannah M. Bible is the director of operations and in-house counsel of Lone Star Value Management, LLC. Ms. Bible has over 9 years of combined legal and accounting experience across a variety of industries. Prior to joining Lone Star Value in June 2014, Ms. Bible was the Director of Finance/CFO at Trinity Church in Greenwich, CT.  From October 2011 to December 2012, Ms. Bible served as a legal advisor to RRMS Advisors, a company providing advisory and due diligence services to banking and other institutions with high risk assets.  From June 2009 to December 2013, Ms. Bible advised family fund and institutional clients of International Consulting Group, Inc., and its affiliates within the Middle East on matters of security, corporate governance, and U.S. legal compliance.  From 2006 to 2008, Ms. Bible served within the U.N. General Assembly as a diplomatic advisor to the Asian-African Legal Consultative Organization, a permanent observer mission to the United Nations.  From 2007 until recently, Ms. Bible taught as an Adjunct Professor at Thomas Jefferson School of Law, within the International Tax and Financial Services program. Prior to this Ms. Bible held various accounting positions with Samaritan's Purse, a large $300MM+ 501(c)(3) organization dedicated to emergency relief and serving the poor worldwide.  Previously, Ms. Bible served as a director of AMRH Holdings, Inc. (formerly Spatializer Audio Laboratories). Ms. Bible earned an LLM in Tax from New York University School of Law, a JD with honors from St. Thomas University School of Law, and a BBA in Accounting from Middle Tennessee State University.

Directors serve a one-year term and hold office until their successors are elected by the shareholders, unless they shall sooner resign.

None of the members of the board of directors or executive officers of the Company has, in the last ten years, been involved in any legal proceeding of the type described under Item 401(f) of Regulation S-K.

Effective March 26, 2015, William Derosa resigned from his position as a member of the board of directors of Reliability Incorporated.

Section 16(a) Beneficial Ownership Reporting Compliance

No Forms 3 and 4 were furnished to us during the fiscal year ended December 31, 2015, we are not aware of any director, officer or beneficial owner of more 10% of the common stock of the Company who failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

At present we have not adopted a Code of Ethics applicable to our directors, officers and employees.

Corporate Governance

At present, the Company does not have an audit committee.  The entire board of directors is responsible for the assessment and oversight of the Company's financial risk exposure.

Item 11.	Executive Compensation.

The Company did not pay any salary to its officers or Directors in 2014 or 2015 and currently has no stock option plan or outstanding stock options.

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

Outstanding equity awards

There are no items required to be disclosed in accordance with Regulation S-K for the year 2015.

Director Compensation

None of the Company's directors received any cash compensation, stock option awards or other arrangements for services provided in their capacity as directors during the fiscal year ended December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal shareholders

Based on information available to the Company through filings with the Securities and Exchange Commission, each of the following persons or groups beneficially owned 5% or more of the 16,914,693 shares of common stock outstanding as of March 29, 2016.

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

Security ownership of management

As of March 29, 2016, the amount of common stock owned by the directors of the Company was:

Name of individual or group	Amount and Nature of Beneficial Ownership	Percent of Class

Hannah Bible	-	0%
Kyle Hartley	-	0%
All executive officers and directors as a group	-	0%

Item13.	Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

Previously on January 15, 2014, the Company issued 3,401,360 shares of common stock to Lone Star Value Investors, LP, an entity ultimately controlled by Mr. Eberwein, who was a director at the time of the transaction at $0.0147 per share for total proceeds of $50,000.

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

Our common stock is quoted on the OTC Marketplace, which does not have director independence requirements.  Under NASDAQ Rule 4200(a)(15), a director is not considered independent if he or she has also been an executive officer or employee of the corporation during the current year or any of the past three years.  As such, only Ms. Bible can be classified as independent under this definition.

Item 14.	Principal Accountant's Fees and Services

Aggregate fees paid or payable to Ramirez Jimenez International CPAs in connection with their services during fiscal years 2014 and 2015 are listed below:

Fee category	2015	2014

Audit Fees	$14,500	$14,000
Audit-related fees	-	-
Tax fees	1,100	-
All other fees	-	-
Total fees	$15,600	$14,000

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

RELIABILITY INCORPORATED
(Registrant)

DATE: March 29, 2016		/s/ Kyle Hartley
	By:	Kyle Hartley
	Its:	Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

DATE: March 30, 2016		/s/ Kyle Hartley
	By:	Kyle Hartley
	Its:	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)

DATE: March 30, 2016		/s/ Hannah Bible
	By:	Hannah Bible
	Its:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Reliability Incorporated:

We have audited the accompanying balance sheets of Reliability Incorporated (the Company) as of December 31, 2015 and 2014, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reliability Incorporated as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Ramirez Jimenez International CPAs

Irvine, California
March 30, 2016

RELIABILITY INCORPORATED
BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$11,924	$37,735
Total current assets	11,924	37,735

Total Assets	$11,924	$37,735

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$15,898	$11,534
Total current liabilities	15,898	11,534

Long-term Liabilities:
Loans from stockholder	50,000	50,000

Total Liabilities	65,898	61,534

Stockholders' Equity (Deficit):
Preferred stock, without par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, without par value; 300,000,000 shares authorized; 17,268,993 and 17,268,993 shares issued at December 31, 2015 and December 31, 2014 respectively	9,912,150	9,912,150
Accumulated deficit	(8,871,607)	(8,841,432)
Less treasury stock at cost, 354,300 shares	(1,094,517)	(1,094,517)

Total stockholders' deficit	(53,974)	(23,799)

Total Liabilities and Stockholders' Deficit	$11,924	$37,735

The accompanying notes are an integral part of these financial statements.

RELIABILITY INCORPORATED
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2015	2014
Operating Expenses:
General and administrative	$30,175	$39,419

Total Operating Expenses	30,175	39,419

Other income
Loss Before Income Taxes	(30,175)	(39,419)
Income Taxes	0	250

Net Loss	$(30,175)	$(39,669)

Basic and diluted loss per share:	$-	$-

Weighted average shares outstanding:
Basic	16,914,693	16,784,230
Diluted	16,914,693	16,784,230

The accompanying notes are an integral part of these financial statements.

RELIABILITY INCORPORATED
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Shares in thousands)

	Common Stock		Treasury Stock (At Cost)			Total
	Shares	Amount	Shares	Amount	Accumulated Deficit	Stockholders' (Deficit)

Balance at December 31, 2013	13,867	$9,862,150	(354)	$(1,094,517)	$(8,801,763)	$(34,130)

Issuance of common stock	3,401	50,000	-	-	-	50,000

Net loss					(39,669)	(39,669)

Balance at December 31, 2014	17,268	$9,912,150	(354)	$(1,094,517)	$(8,841,432)	$(23,799)

Net loss					(30,175)	(30,175)

Balance at December 31, 2015	17,268	$9,912,150	(354)	$(1,094,517)	$(8,871,607)	$(53,974)

The accompanying notes are an integral part of these financial statements.

RELIABILITY INCORPORATED
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(30,175)	$(39,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,364	(23,046)
Net cash used in operating activities	(25,811)	(62,715)

Cash flows from financing activities:
Proceeds from loans from officers/ stockholder	0	50,000
Issuance of common stock for cash	0	50,000
Net cash provided by financing activities	0	100,000
Net increase (decrease) in cash and cash equivalents	(25,811)	37,285
Cash and cash equivalents:
Beginning of year	37,735	450
End of year	$11,924	$37,735

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$0	$0
Income taxes	$0	$250

The accompanying notes are an integral part of these financial statements.

RELIABILITY INCORPORATED
NOTES TO FINANCIAL STATEMENTS
December 31, 2015 and 2014

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
December 31, 2015 and 2014

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

EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company generated net losses in 2015 and 2014, outstanding stock options would have been anti-dilutive and were not considered in these calculations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts payable and accrued liabilities, and loans from stockholder at December 31, 2015 and 2014 approximated fair value due to their short maturity or nature.

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

2.  INCOME TAXES

At December 31, 2015, the Company had U.S. net operating loss carryforwards of approximately $15 million that will expire commencing in 2023 through 2034. These carryforwards may be subject to certain limitations on annual utilization in the event of a change in ownership, as defined by tax law. The Company has established valuation allowances to fully offset the deferred income tax assets related to these loss carryforwards, based upon  the available evidence that indicates that it is more likely than not that the Company will not realize the tax benefits. The Company's income tax returns remain subject to examination for the years 2012 through 2015 for federal and state purposes.

RELIABILITY INCORPORATED
NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2015 and 2014

3.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of December 31, 2015 and 2014 consist of the following:

	Year ended December 31,
	2015	2014

Legal and accounting costs	$8,035	$8,671
Accrued interest	7,863	2,863
Total	$15,898	$11,534

4. STOCK OPTION PLAN

Under the Company's Amended and Restated 1997 Stock Option Plan (the Option Plan), no further option grants are allowed after February 26, 2007, but options theretofore granted remain in effect until satisfied or terminated pursuant to the Option Plan.

At December 31, 2006, all options were fully vested; thus no further stock option expense has been recorded related to the Option Plan. The weighted-average remaining contractual term, as of December 31, 2015, was .5 years for outstanding and exercisable options. There were no options exercised and none that expired or were canceled during the years ended December 31, 2015 and 2014. As of December 31, 2015 and 2014, there were 370,000 options outstanding under the Option Plan which are exercisable at a weighted average price of $0.21 until July 19, 2016, when they expire.

5.  STOCKHOLDERS' EQUITY (DEFICIT)

Previously on January 15, 2014 the Company issued 3,401,360 shares of its common stock, in a private placement to Lone Star Value Investors, LP at $0.0147 per share of unregistered shares for total proceeds of $50,000.  Jeffrey E. Eberwein is the manager of Lone Star Value Investors LP's general partner and was the president, chief executive officer and a director of the Company at the time of the transaction. Lone Star Value Investors, LP and its affiliates thus had adequate access to information about the Company. Lone Star Value Investors, LP is an accredited investor, as defined under Rule 501 of the Securities Act.

RELIABILITY INCORPORATED
NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2015 and 2014

6.  RELATED PARTY TRANSACTIONS

As articulated above, on January 15, 2014, the Company issued 3,401,360 shares of common stock to Lone Star Value Investors, LP, an entity controlled by a director and officer of the Company, for proceeds of $50,000.  The proceeds of this issuance will be used to assist in funding the Company's operating expenses.  Also on June 6, 2014 Lone Star Value Investors, LP issued a five year promissory note in the principal amount of $50,000, with interest accruing at a rate of 10% per annum, and all amounts outstanding under this note are due and payable on or before June 30, 2019.   During the years ended December 31, 2015 and 2014, the Company recognized interest expense in the amount of $5,000 and $2,863, respectively.  Such amounts are reflected in accounts payable and accrued liabilities on the December 31, 2015 and 2014 balance sheets.

7.  SUBSEQUENT EVENTS

The Company evaluated its subsequent events through March 29, 2016 and determined that no material subsequent events have occurred since December 31, 2015 that require recognition or disclosure in the financial statements.