Form 10-Q
period 2016-03-31
RELIABILITY INC
filed 2016-05-13
CIK 34285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,914,693 shares of Common Stock, no par value, as of May 10, 2016.

RELIABILITY INCORPORATED
Quarterly Report on Form 10-Q
 For the Three Months Ended March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INCORPORATED
UNAUDITED BALANCE SHEETS
As of March 31, 2016 and March 31, 2015

	Mar. 31, 2016	Mar. 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,312	$11,924
Total current assets	2,312	11,924

Total Assets	$2,312	$11,924

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$11,361	$15,898

Total Current Liabilities	11,361	15,898

Long term liabilities:
Loan from Shareholder	50,000	50,000

Total Long term Liabilities	50,000	50,000

Total Liabilities	61,361	65,898

Stockholders' equity (deficit):
Preferred stock, without par value; 1,000,000 shares authorized, none issued and outstanding
Common stock, without par value; 300,000,000 shares authorized; 17,268,993 shares issued	9,912,150	9,912,150
Accumulated deficit	(8,876,682)	(8,871,607)
Less treasury stock at cost, 354,300 shares	(1,094,517)	(1,094,517)

Total stockholders' deficit	(59,049)	(53,974)

Total Liabilities and Stockholders' Deficit	$2,312	$11,924

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2016	2015
Operating Expenses:
General and administrative	$5,074	$6,268

Total Expenses	5,074	6,268

Net Loss	$(5,074)	$(6,268)

Basic and diluted loss per share:	$-	$-

Weighted average shares outstanding:
Basic	16,914,693	16,914,693
Diluted	16,914,693	16,914,693

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(5,074)	$(6,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(4,537)	(5,489)
Net cash used in operating activities	(9,611)	(11,757)

Net (decrease) in cash and cash equivalents	(9,611)	(11,757)
Cash and cash equivalents:
Beginning of period	11,923	37,735
End of period	$2,312	$25,978

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$0	$0
Income taxes	$0	$0

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2016

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

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2015.

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
March 31, 2016

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

2. INCOME TAXES

The Company has substantial U.S. net operating loss carryforwards that will expire in 2024 through 2034. These carryforwards are subject to certain limitations on annual utilization and in the event of a change in ownership, as defined by tax law. See Note 2 to the Company's financial statements in its Form 10-K for the year ended December 31, 2015.

The Company's income tax returns remain subject to examination for the years 2012 through 2015 for federal and state purposes.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2016

3. STOCK OPTION PLAN

Under the Company's Amended and Restated 1997 Stock Option Plan (the "Option Plan"), no further option grants are allowed after February 26, 2007, but options theretofore granted remain in effect until satisfied or terminated pursuant to the Option Plan.

At December 31, 2006, all options were fully vested; thus no further stock option expense has been recorded related to the Option Plan. The weighted-average remaining contractual term, as of December 31, 2015, was 0.5 years for outstanding and exercisable options. There were no options exercised and none that expired or were canceled during the years ended December 31, 2015 and 2014 or during the quarter ended March 31, 2016. As of March 31, 2016 and December 31, 2015, there were 370,000 options outstanding under the Company's Stock Option Plan which are exercisable at a weighted average price of $0.21 until July 19, 2016, when they expire.

4. STOCKHOLDERS' EQUITY

On January 15, 2014, the Company issued 3,401,360 shares of unregistered common stock in a private placement to Lone Star Value Investors, LP, an entity controlled by a former director and officer of the Company, for cash proceeds of $50,000.  The proceeds of this issuance were used to assist in funding the Company's operating expenses.

5.  LOAN FROM SHAREHOLDER

On June 6, 2014, a shareholder, Lone Star Value Investors, LP, issued a promissory note to the Company in the amount of $50,000.  The proceeds of the note are used for ongoing operating expenses.   The loan bears interest at 10% per annum.  Interest on the loan and the full amount of the principal is to be repaid on June 30, 2019.  During the three months ended March 31, 2016 and March 31, 2015, the Company recognized interest expense in the amount of $1,243 and $1,212 respectively, total accrued interest on the loan is $9,106 as of March 31, 2016 and is included as a component of accounts payable and accrued expenses on the accompanying balance sheet.

6. SUBSEQUENT EVENTS

No material subsequent events have occurred since March 31, 2016 that require recognition or disclosure in the financial statements.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS
March 31, 2016

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

There have been no material changes or developments in the Company's evaluation of the accounting estimates and the underlying assumptions or methodologies that it believes to be Critical Accounting Policies and Estimates as disclosed in its Form 10-K for the year ended December 31, 2015.

Management's Discussion included in the Form 10-K for the year ended December 31, 2015 includes discussion of various factors and items related to the Company's results of operations and liquidity. There have been no other significant changes in most of the factors discussed in the Form 10-K and many of the items discussed in the Form 10-K are relevant to 2016 operations; thus the reader of this report should read Management's Discussion included in Form 10-K for the year ended December 31, 2015.

RESULTS OF OPERATIONS

Revenues
Revenues for the three months ended March 31, 2016 were zero, since all operations were discontinued as of September 30, 2007.

General and Administrative
General and administrative expenses for the three months ended March 31, 2016 were $5,074 and were $6,268, for the comparable period in 2015.  The decrease is due to legal expenses in 2015 which did not reoccur in 2016.

Interest Expense
The Company recognized interest expense related to the loan from shareholder in the amount of $1,243 and $1,212 during the three months ended March 31, 2016 and March 31, 2015, respectively.   Interest expense is included as a component of general and administrative expenses on the accompanying statements of operations.

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

Net cash used by operating activities during the three months ended March 31, 2016 was $9,611 compared to $11,757 in the comparable period of 2015.   The decrease was attributable to a decrease in net loss and in accounts payable and accrued liabilities.

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

RELIABILITY INCORPORATED
OTHER INFORMATION
September 30, 2015

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1a. Risk Factors

In addition to the other information set forth in this Quarterly Report, stockholders should carefully consider the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

RELIABILITY INCORPORATED (Registrant)

May 13, 2016	/s/ Kyle Hartley
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