Form 10-Q
period 2016-06-30
RELIABILITY INC
filed 2016-08-15
CIK 34285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June30, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,914,693 shares of Common Stock, no par value, as of August 9, 2016.

RELIABILITY INCORPORATED
Quarterly Report on Form 10-Q
 For the Three Months Ended March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INCORPORATED
UNAUDITED BALANCE SHEETS
As of June 30, 2016 and December 31, 2015

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,312	$11,924

Total current assets	2,312	11,924

Total Assets	$2,312	$11,924

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$16,775	$15,898

Total current liabilities	16,775	15,898

Long term liabilities:
Loan from shareholder	50,000	50,000

Total long term liabilities	50,000	50,000

Total liabilities	66,775	65,898

Stockholders' equity (deficit):
Preferred stock, without par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, without par value; 300,000,000 shares authorized; 17,268,993 shares issued	9,912,150	9,912,150
Accumulated deficit	(8,882,096)	(8,871,607)
Less treasury stock at cost, 354,300 shares	(1,094,517)	(1,094,517)

Total stockholders' deficit	(64,463)	(53,974)

Total liabilities and stockholders' deficit	$2,312	$11,924

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS
 FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

	Three months ended June 30,
	2016	2015

Operating expenses:
General and administrative	$4,171	$6,083
Interest expense	1,243	1,267
Total expenses	5,414	7,350
Other income	-	-
Net Loss	$(5,414)	$(7,350)
Basic and Diluted Loss Per Share	(0.00)	(0.00)
Weighted average shares:
Basic	16,914,693	16,914,693
Diluted	16,914,693	16,914,693

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	Six months ended June 30,
	2016	2015

Operating expenses:
General and administrative	$8,002	$11,140
Interest expense	2,486	2,479
Total expenses	10,488	13,619

Other income	-	-

Net Loss	$(10,488)	$(13,619)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)
Weighted average shares:
Basic	16,914,693	16,914,693
Diluted	16,914,693	16,914,693

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF CASH FLOWS
 FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(10,488)	$(13,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	877	(4,222)
Net cash used in operating activities	(9,611)	(17,841)

Net (decrease) in cash and cash equivalents	(9,611)	(17,841)
Cash and cash equivalents:
Beginning of period	11,923	37,735
End of period	$2,312	$19,894

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2016

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

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

RELIABILITY INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2016

At December 31, 2006, all options were fully vested; thus no further stock option expense has been recorded related to the Option Plan. The weighted-average remaining contractual term, as of December 31, 2015, was .5 years for  outstanding and exercisable options. There were no options exercised and none that expired or were canceled during the years ended December 31, 2015 and 2014 or during the three and six months ended June 30, 2016. As of June 30, 2016 and December 31, 2015, there were 370,000 options outstanding under the Company's Stock Option Plan which are exercisable at a weighted average price of $0.21. All options expired on July 19, 2016.

4. STOCKHOLDERS' EQUITY

On January 15, 2014, the Company issued 3,401,360 shares of unregistered common stock in a private placement to Lone Star Value Investors, LP, an entity controlled by a former director and officer of the Company, for cash proceeds of $50,000.  The proceeds of this issuance were used to assist in funding the Company's operating expenses.

5.  LOAN FROM SHAREHOLDER

On June 6, 2014, the Company issued a promissory note to a shareholder in the amount of $50,000 ("2014 Note").  The proceeds of the 2014 Note are used for ongoing operating expenses.   The 2014 Note bears interest at 10% per annum.  Interest on the loan and the full amount of the principal is to be repaid on June 30, 2019.  During the three and six months ended June 30, 2016, the Company recognized interest expense in the amount of $1,243 and $2,486, respectively.   Total accrued interest on the loan is $10,349 as of June 30, 2016 and is included as a component of accounts payable and accrued expenses on the accompanying balance sheet.

6. SUBSEQUENT EVENTS

On August 2, 2016, the Company issued a promissory note to an affiliate of a shareholder in the amount of $40,000 ("2016 Note").  The proceeds of the 2016 Note will be used for ongoing operating expenses.   The loan bears interest at 10% per annum.  Interest and principal on the loan is to be repaid on August 31, 2021, and all payments are subordinate to the payment of all outstanding amounts due under the 2014 Note.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS
June 30, 2016

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

RESULTS OF OPERATIONS

Revenues
Revenues for the three and six months ended June 30, 2016 were zero, since all operations were discontinued as of September 30, 2007.

General and Administrative
General and administrative expenses for the three and six months ended June 30, 2016 were $4,171 and $8,002, respectively, as compared to $6,083 and $11,140 in the comparable periods in 2015.  The decrease is due to lower legal expenses in 2016 as compared to 2015.

Interest Expense
The Company recognized interest expense in the amount of $1,243 and $2,486 during the three and six months ended June 30, 2016, respectively, related to the loan from shareholder.  The interest expense in the prior year was $1,267 and $2,479 for the corresponding periods through June 30, 2015.

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

Net cash used by operating activities during the six months ended June 30, 2016 was $9,611 compared to $17,841 in the comparable period of 2015.   The decrease was attributable to a lower net loss and an increase in accounts payable and accrued liabilities during the six months ended June 30, 2016.

As previously reported, on August 2, 2016, the Company issued a promissory note in the principal amount of $40,000 (the "Note") to Lone Star Value Co-Invest, LP, an affiliate of Lone Star Value Investors, LP, a shareholder of the Company.  Under the terms of the Note, interest on the outstanding principal amount accrues at a rate of 10% per annum and all amounts outstanding under the Note are due and payable on or before August 31, 2021.  The proceeds of the private placement and Note are used to assist in funding the Company's operating expenses.

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
September 30, 2016

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

RELIABILITY INCORPORATED (Registrant)

August 15, 2016	/s/ Kyle Hartley
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