Form 10-Q
period 2016-09-30
RELIABILITY INC
filed 2016-11-14
CIK 34285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,914,693 shares of Common Stock, no par value, as of November 9, 2016.

RELIABILITY INCORPORATED
Quarterly Report on Form 10-Q
 For the Nine Months Ended September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INCORPORATED
UNAUDITED BALANCE SHEETS
As of September 30, 2016 and December 31, 2015

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$38,517	$11,924
Total current assets	38,517	11,924

Total assets	$38,517	$11,924

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$7,326	$8,035

Total current liabilities	$7,326	8,035

Long term liabilities:
Loans from shareholder and affiliate	90,000	50,000
Accrued interest	12,262	7,863
Total long term liabilities	102,262	57,863

Total liabilities	109,588	65,898

Stockholders' equity (deficit):
Preferred stock, without par value; 1,000,000 shares authorized, none issued and outstanding
Common stock, without par value; 300,000,000 shares authorized; 17,268,993 shares issued	9,912,150	9,912,150
Accumulated deficit	(8,888,704)	(8,871,607)
Less treasury stock at cost, 354,300 shares	(1,094,517)	(1,094,517)

Total stockholders' deficit	(71,071)	(53,974)

Total Liabilities and stockholders' deficit	$38,517	$11,924

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS
 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	Three months ended September 30,
	2016	2015
Operating expenses:
General and administrative	$4,446	$4,809
Interest expense	1,913	1,260
Total expenses	6,359	6,069
Operating loss	(6,359)	(6,069)
Loss before taxes	(6,359)	(6,069)
Taxes	250	-

Net loss	$(6,609)	$(6,069)
Basic and diluted loss per share	(0.00)	(0.00)
Weighted average shares:
Basic	16,914,693	16,914,693
Diluted	16,914,693	16,914,693

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	Nine months ended September 30,
	2016	2015
Operating expenses:
General and administrative	$12,448	$15,949
Interest expense	4,399	3,740
Total expenses	16,847	19,689

Loss before taxes	(16,847)	(19,689)
Taxes	250	-

Net loss	$(17,097)	$(19,689)
Basic and diluted loss per share	(0.00)	(0.00)
Weighted average shares:
Basic	16,914,693	16,914,693
Diluted	16,914,693	16,914,693

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF CASH FLOWS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(17,097)	$(19,689)
Adjustments to reconcile net loss to net cash used in operating activities: Accrued interest on loans from shareholder and affiliate	4,399	3,740
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(709)	(7,001)
Net cash used in operating activities	(13,407)	(22,950)

Cash flows from financing activities:
Loan from affiliate	40,000	-
Net cash provided by financing activities	40,000	-
Net (decrease) increase in cash and cash equivalents	26,593	(22,950)
Cash and cash equivalents:
Beginning of period	11,924	37,735
End of period	$38,517	$14,785

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-
Taxes	$250	$-

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2016

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

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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
September 30, 2016

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

Fair Value of Financial Instruments
The carrying values of the Company's current assets and current liabilities approximated fair value due to their short maturity or nature.  It is not practicable to estimate the fair value of the loans from shareholder and affiliates due to the related party nature of the amount.

Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance under U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The ASU is effective for all entities and for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU No. 2014-15 is not expected to have a significant impact on the Company's financial statements and related disclosures.

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

RELIABILITY INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2016

3. STOCKHOLDERS' EQUITY

On January 15, 2014, the Company issued 3,401,360 shares of unregistered common stock in a private placement to Lone Star Value Investors, LP (Lone Star Value), an entity controlled by a former director and officer of the Company, for cash proceeds of $50,000.  The proceeds of this issuance were used to assist in funding the Company's operating expenses.

4.  LOANS FROM SHAREHOLDER AND AFFILIATE

On June 6, 2014, a shareholder issued a promissory note to the Company in the amount of $50,000 (2014 Note).  The proceeds of the 2014 Note are used for ongoing operating expenses.   The 2014 Note bears interest at 10% per annum.  Interest on the 2014 Note and the full amount of the principal is to be repaid on June 30, 2019.

On August 2, 2016, the Company issued a promissory note to an affiliate of a shareholder in the amount of $40,000 (2016 Note).  The proceeds of the 2016 Note will be used for ongoing operating expenses.   The 2016 Note bears interest at 10% per annum.  Interest and principal on the 2016 Note is to be repaid on August 31, 2021, and all payments are subordinate to the payment of all outstanding amounts due under the 2014 Note.

During the three and nine months ended September 30, 2016, the Company recognized interest expense on the 2014 and 2016  Notes in the amount of $1,913 and $4,399, respectively.   Total accrued interest on the loans is $12,262 as of September 30, 2016 and for this period is included as a long-term liability. Previously the interest was included a component of accounts payable and accrued expenses on the accompanying balance sheet.

5. SUBSEQUENT EVENTS

Effective November 11, 2016 Kyle Hartley resigned from his position as Chief Financial Officer, Secretary and Treasurer of the Company.  Mr. Hartley's resignation was for personal reasons and not the result of any disagreementMs. Hannah Bible, a current director, was appointed, immediately following the effectiveness of Mr. Hartley's resignation, to the executive positions of Chief Financial Officer, Secretary and Treasurer of the Company, as well as Chairman of the Board of Directors.
Also effective November 11, 2016, Alexander Rosenbluth was appointed to the Company's board of directors to fill a vacancy on the board of directors.

On November 14, 2016, the Company submitted a Certificate of Amendment to the Restated Articles of Incorporation for filing with the Office of the Secretary of the State of Texas to identify the directors as Hannah Bible and Alexander Rosenbluth, each with an address c/o Reliability, Inc., 53 Forest Avenue, First Floor, Old Greenwich, Connecticut 06870.  A copy of the Certificate of Amendment that was submitted to the Office of the Secretary of State of Texas is attached hereto as Exhibit 5.03

No other material subsequent events have occurred since September 30, 2016 that require recognition or disclosure in the financial statements.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS
September 30, 2016

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

RESULTS OF OPERATIONS

Revenues
Revenues for the three and nine months ended September 30, 2016 were zero, since all operations were discontinued as of September 30, 2007.

General and Administrative
General and administrative expenses for the three and nine months ended September 30, 2016 were $4,446 and $12,448, respectively, as compared to $4,809 and $15,949 in the comparable periods in 2015.  The decrease over the nine month period is due to lower legal expenses in 2016 as compared to 2015.

Interest Expense
The Company recognized interest expense in the amount of $1,913 and $4,399 during the three and nine months ended September 30, 2016, respectively, compared to $1,260 and $3,740, respectively, during the prior year periods.  The increase is due to the $40,000 note from affiliate issued in August 2016.

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

Net cash used by operating activities during the nine months ended September 30, 2016 was $13,407 compared to $22,950 in the comparable period of 2015.  The decrease was attributable to a decrease in accounts payable and accrued liabilities during the nine months ended September 30, 2016 along with a lower net loss.

As previously reported, on January 15, 2014, the Company issued 3,401,360 shares of unregistered common stock in a private placement to Lone Star Value Investors, LP, an entity controlled by a former director and officer of the Company, for cash proceeds of $50,000 and on June 6, 2014, Lone Star Value issued a promissory note to the Company in the principal amount of $50,000, the 2014 Note.  Under the terms of the 2014 Note, interest on the outstanding principal amount accrues at a rate of 10% per annum and all amounts outstanding under the 2014 Note are due and payable on or before June 30, 2019.  The proceeds of the private placement and Note are used to assist in funding the Company's operating expenses. Additionally, on August 2, 2016, the Company issued a promissory note to an affiliate of a shareholder in the amount of $40,000 (2016 Note). The loan bears interest at 10% per annum and interest and principal on the loan is to be repaid on August 31, 2021, and all payments are subordinate to the payment of all outstanding amounts due under the 2014 Note.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.	Exhibits:
The following exhibits are filed as part of this report:
5.03	Certificate of Amendment to the Articles of Incorporation, dated November 14, 2016.
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

RELIABILITY INCORPORATED (Registrant)

November 14, 2016	/s/ Hannah Bible
Hannah Bible
President and Chief Executive Officer
/s/ Hannah Bible
Hannah Bible
Chief Financial Officer

.

INDEX TO EXHIBITS

5.03	Certificate of Amendment to the Articles of Incorporation, dated November 14, 2016.
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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