Form 10-K
period 2016-12-31
RELIABILITY INC
filed 2017-03-20
CIK 34285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2016	Commission File Number 0-7092

RELIABILITY INCORPORATED
(Exact name of registrant as specified in its charter)

TEXAS	75-0868913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

53 Forest Avenue, First Floor Old Greenwich, Connecticut	06870
(Address of principal executive offices)	(Zip Code)

(203)  489-9500
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☒ YES ☐ NO

State issuer's revenues for its most recent fiscal year: $ 0

The aggregate market value of the voting and non-voting common equity held by non-affiliates; computed by reference to the June 30, 2016 average bid and asked price of $0.07 is $470,872, which value solely for the purposes of this calculation excludes shares held by the registrant's officer and directors, and 5% or greater shareholders. Such exclusions should not be deemed a determination by the registrant that all such individuals are, in fact, affiliates of the Registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  16,914,693  shares of Common Stock, no par value, as of March 10, 2017.

RELIABILITY INCORPORATED

Form 10-K
TABLE OF CONTENTS
December 31, 2016

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

Available sources of liquidity at December 31, 2016 include cash and cash equivalents of $30,479.

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
The Company's common stock trades in the over-the-counter bulletin board market under the symbol RLBY.  The high and low sale prices for 2015 and 2016 are set forth below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
High	$.085	$.105	$.115	$.130
Low	.046	.040	.080	.056

2016
High	$.062	$.070	.061	.065
Low	.049	.049	.038	.045

The Company paid no cash dividends in 2015 or 2016 and had 462 shareholders of record as of December 31, 2016, not counting the shareholders who hold the Company's common stock in street name.

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

ANALYSIS OF FINANCIAL CONDITION

Net cash used in operating activities for the year ended December 31, 2016 was $21,445 compared to $25,811 during 2015. The usage of cash was attributable to the net loss, which in turn resulted from general and administrative expenses. The principal items contributing to the usage of $21,445 in 2016 were a loss of $30,026,  with an increase in accounts payable and accrued liabilities.

Financing activities provided cash flows of $40,000 via the issuance of a promissory note in 2016 with no financing activities occurring in 2015. In 2014, the Company issued shares of its common stock generating cash proceeds of $50,000 and received a loan from stockholder in the amount of $50,000.

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

RESULTS OF OPERATIONS

Net Revenues and Gross Profit

Revenues and gross profit for 2016 and 2015 were zero for both years, as all operations were discontinued as of September 30, 2007.

General and Administrative

General and administrative ("G&A") expenses primarily consist of legal, accounting and other professional services.

G&A expenses decreased from approximately $30,175 in 2015 to approximately $29,776  in 2016.

Other Income

The Company did not receive any other income in 2016 or 2015.

OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements

The financial statements of the Company and the related report of the Company's independent registered public accounting firm thereon are included in this report on pages 15 through 23.

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

The Principal Executive Officer/ Principal Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2016.  Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2016, internal control over financial reporting was effective.

The financial statements of the Company for 2015 and 2016 have been audited by the independent registered public accounting firm of Ramirez Jimenez International CPAs who were given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders and the Board of Directors. This annual report does not include an attestation report from the independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(b) Changes in Internal Control over Financial Reporting. The management of the Company's internal controls over financial reporting changed. Previously, on November 11, 2016 Hannah Bible was appointed Principal Executive Officer/Principal Financial Officer, pursuant to the Quarterly Report on Form 10-Q filed on November 14, 2016 and assumed the responsibility of the management of the Company's internal controls and financial reporting. The aforementioned change nor any other event occurring in the current period covered by this report have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The following table sets forth the name, age and position with the Company of (i) each of the persons currently appointed to the Company's Board of Directors and (ii) each of the persons currently appointed as Executive Officer(s) of the Company.  The information is current as of March 20, 2017.

NAME	AGE	PRINCIPAL POSITION

Hannah M. Bible	37	Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer
Alexander Rosenbluth	24	Director

Below is the biography of the members of the Board of Directors as of March 20, 2017:

Hannah M. Bible is the director of operations and in-house counsel of Lone Star Value Management, LLC ("Lone Star Value Mgmt."). Ms. Bible has over 9 years of combined legal and accounting experience across a variety of industries. Since May 2016 Ms. Bible has served on the board of Crossroads Systems, Inc. (NASDAQ: CRDS), a data storage company. Prior to joining Lone Star Value Mgmt. in June 2014, Ms. Bible was the Director of Finance/CFO at Trinity Church in Greenwich, CT.  From October 2011 to December 2012, Ms. Bible served as a legal advisor to RRMS Advisors, a company providing advisory and due diligence services to banking and other institutions with high risk assets.  From June 2009 to December 2013, Ms. Bible advised family fund and institutional clients of International Consulting Group, Inc., and its affiliates within the Middle East on matters of security, corporate governance, and U.S. legal compliance.  From 2006 to 2008, Ms. Bible served within the U.N. General Assembly as a diplomatic advisor to the Asian-African Legal Consultative Organization, a permanent observer mission to the United Nations.  From 2007 until recently, Ms. Bible taught as an Adjunct Professor at Thomas Jefferson School of Law, within the International Tax and Financial Services program. Prior to this Ms. Bible held various accounting positions with Samaritan's Purse, a large $300MM+ 501(c)(3) organization dedicated to emergency relief and serving the poor worldwide.  Previously, Ms. Bible served as a director of AMRH Holdings, Inc. (formerly Spatializer Audio Laboratories). Ms. Bible earned an LLM in Tax from New York University School of Law, a JD with honors from St. Thomas University School of Law, and a BBA in Accounting from Middle Tennessee State University.

Alexander S. Rosenbluth is a Research Analyst at Lone Star Value Management, LLC. Mr. Rosenbluth became a member of our board in November 2016. He has experience in fundamental long/short equity research and analysis, idea generation, and shareholder activism. Prior to joining Lone Star Value Management, LLC in July 2015, Mr. Rosenbluth earned a BS from Cornell University in Industrial and Labor Relations with a Minor in Business.

Directors serve a one-year term and hold office until their successors are elected by the shareholders, unless they shall sooner resign.

None of the members of the board of directors or executive officers of the Company has, in the last ten years, been involved in any legal proceeding of the type described under Item 401(f) of Regulation S-K.

Effective November 11, 2016, Kyle Hartley resigned from his position as a member of the board of directors of Reliability Incorporated.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 furnished to us during the fiscal year ended December 31, 2016, we are not aware of any director, officer or beneficial owner of more than 10% of the common stock of the Company who failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

At present we have not adopted a Code of Ethics applicable to our directors, officers and employees.

Corporate Governance

At present, the Company does not have an audit committee.  The entire board of directors is responsible for the assessment and oversight of the Company's financial risk exposure.

Item 11.	Executive Compensation.

The Company did not pay any salary to its officers or Directors in 2015 or 2016 and currently has no stock option plan or outstanding stock options.

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

Outstanding equity awards

There are no items required to be disclosed in accordance with Regulation S-K for the year 2016.

Director Compensation

None of the Company's directors received any cash compensation, stock option awards or other arrangements for services provided in their capacity as directors during the fiscal year ended December 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal shareholders

Based on information available to the Company through filings with the Securities and Exchange Commission, each of the following persons or groups beneficially owned 5% or more of the 16,914,693 shares of common stock outstanding as of March 20, 2017.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Jeffrey E. Eberwein (1)	10,187,948	60.23%
53 Forest Avenue, First Floor, Old Greenwich, CT 06870

Lone Star Value Co-Invest I, LP	6,786,588	40.12%
53 Forest Avenue, First Floor, Old Greenwich, CT 06870

Lo Lone Star Value Investors, LP	3,401,360	20.11%
53 Forest Avenue, First Floor, Old Greenwich, CT 06870

_______

(1)
Includes the 3,401,360 shares owned by Lone Star Value Investors, LP ("Lone Star Value Investors"),  and 10,187,948 shares owned by Lone Star Value Co-Invest I, LP ("Lone Star Value Co-Invest I"), for which Mr. Eberwein may be deemed the beneficial owner. Mr. Eberwein is the sole investor of Lone Star Value Co-Invest I, and contributed the shares to Lone Star Value Co-Invest I. Mr. Eberwein disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

Security ownership of management

As of March 10, 2017, the amount of common stock owned by the directors of the Company was:

Name of individual or group	Amount and Nature of Beneficial Ownership	Percent of Class

Hannah Bible	-	0%
Alexander Rosenbluth	-	0%
All executive officers and directors as a group	-	0%

Item13.	Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

Previously, on January 15, 2014, the Company issued 3,401,360 shares of common stock to Lone Star Value Investors, LP, an entity ultimately controlled by Mr. Eberwein, who was a director and majority shareholder at the time of the transaction at $0.0147 per share for total proceeds of $50,000.

On June 6, 2014, Lone Star Value Investors, LP issued a promissory note to the Company in the principal amount of $50,000 ("2014 Note") and on August 2, 2016, Lone Star Value Co-Invest I issued a promissory note a  in the amount of $40,000 ("2016 Note").  Lone Star Value Investors and Lone Star Value Co-Invest I are significant shareholders of the Company's common stock. Under the terms of the 2014 Note and the 2016 Note, interest on the outstanding principal amount accrues at a rate of 10% per annum, and all amounts outstanding under the notes are due and payable on or before June 30, 2019 and August 31, 2021, respectively. All payments of the 2016 Note are subordinate to the payment of all outstanding amounts due under the 2014 Note. The Company intends to use the proceeds for operating expenses.

Our common stock is quoted on the OTC Marketplace, which does not have director independence requirements.  Under NASDAQ Rule 4200(a)(15), a director is not considered independent if he or she has also been an executive officer or employee of the corporation during the current year or any of the past three years.  As such, only Mr. Rosenbluth can be classified as independent under this definition.

Item 14.	Principal Accountant's Fees and Services

Aggregate fees paid or payable to Ramirez Jimenez International CPAs in connection with their services during fiscal years 2015 and 2016 are listed below:

Fee category	2016	2015

Audit Fees	$14,500	$14,500
Audit-related fees	-	-
Tax fees	1,100	1,100
All other fees	-	-
Total fees	$15,600	$15,600

Audit Fees: Consists of fees billed for professional services rendered for the audits of Reliability's annual financial statements and the review of Reliability's quarterly financial statements.

Tax Fees: Consists of tax compliance/preparation and other tax services. Tax compliance/preparation consists of fees billed for professional services related to federal and state tax compliance.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this report or incorporated by reference:

Financial Statements: as referenced in Item 8 hereof.

3.1	Restated Articles of Incorporation (with amendment). Reference is made to Exhibit 3 to the Company's Current Report on Form 8-K for the quarter ended June 30, 1995.

3.2	Certificate of Amendment to Articles of Incorporation. Reference is made to Exhibit 5.03 of the Company's Form 10-Q filed on November 14, 2016.

3.3	Certificate of Amendment to Articles of Incorporation. Reference is made to Exhibit 5.03 of the Company's Form 8-K filed on January 28, 2014.

3.4	Certificate of Amendment to Articles of Incorporation. Reference is made to Exhibit 5.03 of the Company's Form 8-K filed on April 30. 2014.

3.5	Certificate of Amendment to Articles of Incorporation. Reference is made to Exhibit 3.03 of the Company's Form 8-K filed on October 3, 2013.

3.6	Restated Bylaws. Reference is made to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

3.7	Amended Bylaws. Reference is made to Exhibit 3.01 of the Company's Form 8-K, filed on April 6, 2007.

23.1	Consent of Independent Registered Public Accounting Firm - Ramirez Jimenez International CPAs.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith. (Certification will not be deemed "filed" for purposes of Section 18 of the Securities Act of 1934, as amended).

101	Interactive Data Files

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

RELIABILITY INCORPORATED
(Registrant)

DATE: March 20, 2017		/s/ Hannah Bible
	By:	Hannah Bible
	Its:	Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

DATE: March 20, 2017		/s/ Hannah Bible
	By:	Hannah Bible
	Its:	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)

DATE: March 20, 2017		/s/ Alexander Rosenbluth
	By:	Alexander Rosenbluth
	Its:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Reliability Incorporated:

We have audited the accompanying balance sheets of Reliability Incorporated (the Company) as of December 31, 2016 and 2015, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reliability Incorporated as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Ramirez Jimenez International CPAs

Irvine, California
March 20, 2017

RELIABILITY INCORPORATED
BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$30,479	$11,924
Total current assets	30,479	11,924

Total Assets	$30,479	$11,924

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$24,479	$15,898
Total current liabilities	24,479	15,898

Long-term Liabilities:
Loans from stockholder and affiliate	90,000	50,000

Total Liabilities	114,479	65,898

Stockholders' Equity (Deficit):
Preferred stock, without par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, without par value; 300,000,000 shares authorized; 17,268,993 shares issued	9,912,150	9,912,150
Accumulated deficit	(8,901,633)	(8,871,607)
Less treasury stock at cost, 354,300 shares	(1,094,517)	(1,094,517)

Total stockholders' deficit	(84,000)	(53,974)

Total Liabilities and Stockholders' Deficit	$30,479	$11,924

The accompanying notes are an integral part of these financial statements.

RELIABILITY INCORPORATED
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2016	2015
Operating Expenses:
General and administrative	$29,776	$30,175

Total Operating Expenses	29,776	30,175

Other income
Loss Before Income Taxes	(29,776)	(30,175)
Income Taxes	250	-

Net Loss	$(30,026)	$(30,175)

Basic and diluted loss per share:	$-	$-

Weighted average shares outstanding:
Basic	16,914,693	16,914,693
Diluted	16,914,693	16,914,693

The accompanying notes are an integral part of these financial statements.

RELIABILITY INCORPORATED
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Shares in thousands)

	Common Stock		Treasury Stock (At Cost)			Total
	Shares	Amount	Shares	Amount	Accumulated Deficit	Stockholders' (Deficit)

Balance at December 31, 2014	17,268	$9,912,150	(354)	$(1,094,517)	$(8,841,432)	$(23,799)

Net loss					(30,175)	(30,175)

Balance at December 31, 2015	17,268	$9,912,150	(354)	$(1,094,517)	$(8,871,607)	$(53,974)

Net loss					(30,026)	(30,026)

Balance at December 31, 2016	17,268	$9,912,150	(354)	$(1,094,517)	$(8,901,633)	$(84,000)

The accompanying notes are an integral part of these financial statements.

RELIABILITY INCORPORATED
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(30,026)	$(30,175)
Adjustments to reconcile net loss to net cash used in operating activities: Accrued interest on loans from stockholder and affiliate	6,661	5,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,920	(636)
Net cash used in operating activities	(21,445)	(25,811)

Cash flows from financing activities:
Proceeds from loan from affiliate	40,000	-
Net cash provided by financing activities	40,000	-
Net increase (decrease) in cash and cash equivalents	18,555	(25,811)
Cash and cash equivalents:
Beginning of year	11,924	37,735
End of year	$30,479	$11,924

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$250	$-

The accompanying notes are an integral part of these financial statements.

RELIABILITY INCORPORATED
NOTES TO FINANCIAL STATEMENTS
December 31, 2016 and 2015

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
December 31, 2016 and 2015

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

EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company generated net losses in 2016 and 2015, outstanding stock options would have been anti-dilutive and were not considered in these calculations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, and accounts payable and accrued liabilities at December 31, 2016 and 2015 approximated fair value due to their short maturity or nature.  It is not practicable to estimate the fair value of the loans from shareholder and affiliates due to the related party nature of the amounts.

RECLASSIFICATION

Certain amounts in the 2015 financial statements have been reclassified to conform to the 2016 presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance under U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The ASU is effective for all entities and for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU No. 2014-15 did not have a significant impact on the Company's financial statements and related disclosures.

RELIABILITY INCORPORATED
NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2016 and 2015

2.  INCOME TAXES

At December 31, 2016, the Company had U.S. net operating loss carryforwards of approximately $15 million that will expire commencing in 2023 through 2035. These carryforwards may be subject to certain limitations on annual utilization in the event of a change in ownership, as defined by tax law. The Company has established valuation allowances to fully offset the deferred income tax assets related to these loss carryforwards, based upon  the available evidence that indicates that it is more likely than not that the Company will not realize the tax benefits. The Company's income tax returns remain subject to examination for the years 2013 through 2016 for federal and state purposes.

3.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of December 31, 2016 and 2015 consist of the following:

	December 31,
	2016	2015

Legal and accounting costs	$9,955	$8,035
Accrued interest	14,524	7,863
Total	$24,479	$15,898

4. STOCK OPTION PLAN

Under the Company's Amended and Restated 1997 Stock Option Plan (the Option Plan), no further option grants are allowed after February 26, 2007, but options theretofore granted remain in effect until satisfied or terminated pursuant to the Option Plan.

At December 31, 2006, all options were fully vested; thus no further stock option expense has been recorded related to the Option Plan. As of December 31, 2015, there were 370,000 options outstanding under the Option Plan which expired July 19, 2016.

5.  STOCKHOLDERS' EQUITY (DEFICIT)

Previously on January 15, 2014, the Company issued 3,401,360 shares of its common stock, in a private placement to Lone Star Value Investors, LP at $0.0147 per share of unregistered shares for total proceeds of $50,000.  Jeffrey E. Eberwein is the manager of Lone Star Value Investors LP's general partner and was the president, chief executive officer and a director of the Company and owned 6,786,588 shares of the Company at the time of the transaction. Lone Star Value Investors, LP and its affiliates thus had adequate access to information about the Company. Lone Star Value Investors, LP is an accredited investor, as defined under Rule 501 of the Securities Act.

RELIABILITY INCORPORATED
NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2016 and 2015

6.  RELATED PARTY TRANSACTIONS

As articulated above, on January 15, 2014, the Company issued 3,401,360 shares of common stock to Lone Star Value Investors, LP, an entity at the time of the transaction controlled by a director and officer of the Company, for proceeds of $50,000.  The proceeds of this issuance were used to assist in funding the Company's operating expenses. On June 6, 2014, Lone Star Value Investors, LP issued a five year promissory note in the principal amount of $50,000, with interest accruing at a rate of 10% per annum, and all amounts outstanding under this note are due and payable on or before June 30, 2019.  Also on August 2, 2016, Lone Star Value Co-Invest I, LP issued a five year promissory note in the principal amount of $40,000, with interest accruing at a rate of 10% per annum, and all amounts outstanding under this note are due and payable on or before August 21, 2021. During the years ended December 31, 2016 and 2015, the Company recognized interest expense in the amount of  $6,661 and $5,000, respectively, on these promissory notes.  Such accrued amounts are reflected in accounts payable and accrued liabilities on the December 31, 2016 and 2015 balance sheets.

7.  SUBSEQUENT EVENTS

The Company evaluated its subsequent events through March 20, 2017 and determined that no material subsequent events have occurred since December 31, 2016 that require recognition or disclosure in the financial statements.