Form 10-Q
period 2017-03-31
RELIABILITY INC
filed 2017-05-15
CIK 34285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,914,693 shares of Common Stock, no par value, as of May 12, 2017.

RELIABILITY INCORPORATED
Quarterly Report on Form 10-Q
 For the Three Months Ended March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INCORPORATED
UNAUDITED BALANCE SHEETS
As of March 31, 2017 and December 31, 2016

	Mar. 31, 2017	Dec. 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$20,094	$30,479
Total current assets	20,094	30,479

Total Assets	$20,094	$30,479

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$3,097	$9,955

Total Current Liabilities	3,097	9,955

Long term liabilities:
Accrued interest on loans	16,737	14,524
Loans from Stockholder and affiliate	90,000	90,000

Total Long-term Liabilities	106,737	104,524

Total Liabilities	109,834	114,479

Stockholders' equity (deficit):
Preferred stock, without par value; 1,000,000 shares authorized, none issued and outstanding
Common stock, without par value; 300,000,000 shares authorized; 17,268,993 shares issued	9,912,150	9,912,150
Accumulated deficit	(8,907,373)	(8,901,633)
Less treasury stock at cost, 354,300 shares	(1,094,517)	(1,094,517)

Total stockholders' deficit	(89,740)	(84,000)

Total Liabilities and Stockholders' Deficit	$20,094	$30,479

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2017	2016
Operating Expenses:
General and administrative	$3,527	$3,831
Interest Expense	2,213	1,243
Total Expenses	5,740	5,074

Net Loss	$(5,740)	$(5,074)

Basic and diluted loss per share:	$-	$-

Weighted average shares outstanding:
Basic	16,914,693	16,914,693
Diluted	16,914,693	16,914,693

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,740)	$(5,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on loans from stockholders and affiliate	2,213	1,243
Accounts payable and accrued liabilities	(6,858)	(5,780)
Net cash used in operating activities	(10,385)	(9,611)

Net (decrease) in cash and cash equivalents	(10,385)	(9,611)
Cash and cash equivalents:
Beginning of period	30,479	11,923
End of period	$20,094	$2,312

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2017

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

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2016.

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
March 31, 2017

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

Fair Value of Financial Instruments
The carrying values of the Company's current assets and current liabilities approximated fair value due to their short maturity or nature.  It is not practicable to estimate the fair value of the loans from stockholder and affiliate due to the related party nature of the amounts

Reclassification
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB")  issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance under U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The ASU is effective for all entities and for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU No. 2014-15 did  not expected to have a significant impact on the Company's financial statements and related disclosures.

2. INCOME TAXES

The Company has substantial U.S. net operating loss carryforwards that will expire in 2023 through 2035. These carryforwards are subject to certain limitations on annual utilization and in the event of a change in ownership, as defined by tax law. See Note 2 to the Company's financial statements in its Form 10-K for the year ended December 31, 2016.

The Company's income tax returns remain subject to examination for the years 2013 through 2016 for federal and state purposes.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2017

3. STOCKHOLDERS' EQUITY (DEFICIT)

On January 15, 2014, the Company issued 3,401,360 shares of unregistered common stock in a private placement to Lone Star Value Investors, LP, an entity controlled by a former director and officer of the Company, for cash proceeds of $50,000.  The proceeds of this issuance were used to assist in funding the Company's operating expenses.

4.  LOANS FROM STOCKHOLDER AND AFFILIATE

On June 6, 2014, a shareholder, Lone Star Value Investors, LP, issued a promissory note to the Company in the amount of $50,000 (2014 Note).  The proceeds of the note are being used for ongoing operating expenses.   The loan bears interest at 10% per annum.  Interest on the loan and the full amount of the principal is to be repaid on June 30, 2019.

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

During the three months ended March 31, 2017 and March 31, 2016, the Company recognized aggregate interest expense in the amount of $2,213 and $1,243 respectively. Total accrued interest on the 2014 Loan and 2016 Loan is $16,737  and $14,524 as of March 31, 2017 and 2016, respectively,  and is included as a component of long-term liabilities on the accompanying balance sheets.

5. SUBSEQUENT EVENTS

No material subsequent events have occurred since March 31, 2017 that require recognition or disclosure in the financial statements.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS
March 31, 2017

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

There have been no material changes or developments in the Company's evaluation of the accounting estimates and the underlying assumptions or methodologies that it believes to be Critical Accounting Policies and Estimates as disclosed in its Form 10-K for the year ended December 31, 2016.

Management's Discussion included in the Form 10-K for the year ended December 31, 2016 includes discussion of various factors and items related to the Company's results of operations and liquidity. There have been no other significant changes in most of the factors discussed in the Form 10-K and many of the items discussed in the Form 10-K are relevant to 2017 operations; thus the reader of this report should read Management's Discussion included in Form 10-K for the year ended December 31, 2016.

RESULTS OF OPERATIONS

Revenues
Revenues for the three months ended March 31, 2017 and 2016 were zero, since all operations were discontinued as of September 30, 2007.

General and Administrative
General and administrative expenses for the three months ended March 31, 2017 were $3,527 and were $3,831, for the comparable period in 2016.

Interest Expense
The Company recognized interest expense related to the loans from stockholder and affiliate in the amount of $2,213 and $1,243 during the three months ended March 31, 2017 and March 31, 2016, respectively.   Interest expense was previously reported as  as a component of general and administrative expenses, but has been reclassified into a separate line item on the accompanying statements of operations. The increase during the three months ended March 31, 2017  is due to the $40,000 note from affiliate issued in August 2016.

LIQUIDITY AND CAPITAL RESOURCES

The Company has undertaken steps to reduce its expenses and improve the Company's liquidity, including the previous sale and discontinuance of all operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company currently has no operating activities or source of revenue. There can be no assurances that the Company will be able to successfully complete a merger or acquisition or be able to maintain sufficient liquidity to continue to seek a merger or acquisition, in which case the Company might be forced to liquidate or seek protection under the Federal bankruptcy statutes, or both.

Net cash used by operating activities during the three months ended March 31, 2017 was $10,385 compared to $9,611 in the comparable period of 2016.   The increase was attributable to an increase in net loss and accounts payable and accrued liabilities.

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

RELIABILITY INCORPORATED
OTHER INFORMATION
September 30, 2015

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1a. Risk Factors

In addition to the other information set forth in this Quarterly Report, stockholders should carefully consider the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

RELIABILITY INCORPORATED (Registrant)

May 15, 2017	/s/ Hannah Bible
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

101**
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