Form 10-Q
period 2017-06-30
RELIABILITY INC
filed 2017-08-14
CIK 34285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company", in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☒ YES ☐ NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,914,693 shares of Common Stock, no par value, as of August 4, 2017.

RELIABILITY INCORPORATED
Quarterly Report on Form 10-Q
 As of and For the Three and Six Months Ended June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INCORPORATED
UNAUDITED BALANCE SHEETS
As of June 30, 2017 and December 31, 2016

	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$16,591	$30,479

Total current assets	16,591	30,479

Total Assets	$16,591	$30,479

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$2,387	$9,955

Total current liabilities	2,387	9,955

Long term liabilities:
Accrued interest on loans	18,975	14,524
Loans from stockholder and affiliate	90,000	90,000

Total long term liabilities	108,975	104,524

Total liabilities	111,362	114,479

Stockholders' equity (deficit):
Preferred stock, without par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, without par value; 300,000,000 shares authorized; 17,268,993 shares issued	9,912,150	9,912,150
Accumulated deficit	(8,912,404)	(8,901,633)
Less treasury stock at cost, 354,300 shares	(1,094,517)	(1,094,517)

Total stockholders' deficit	(94,771)	(84,000)

Total liabilities and stockholders' deficit	$16,591	$30,479

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS
 FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

	Three months ended June 30,
	2017	2016

Operating expenses:
General and administrative	$2,542	$4,171
Interest expense	2,238	1,243
Total expenses	4,780	5,414
Operating loss	(4,780)	(5,414)
Loss before taxes	(4,780)	(5,414)
Taxes	250	-
Net Loss	$(5,030)	$(5,414)
Basic and Diluted Loss Per Share	(0.00)	(0.00)
Weighted average shares:
Basic	16,914,693	16,914,693
Diluted	16,914,693	16,914,693

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	Six months ended June 30,
	2017	2016

Operating expenses:
General and administrative	$6,069	$8,002
Interest expense	4,451	2,486
Total expenses	10,520	10,488
Operating loss	(10,520)	(10,488)
Loss before taxes	(10,520)	(10,488)
Taxes	250	-
Net Loss	$(10,770)	$(10,488)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)
Weighted average shares:
Basic	16,914,693	16,914,693
Diluted	16,914,693	16,914,693

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF CASH FLOWS
 FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(10,770)	$(10,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on loans from stockholder and affiliate	4,451	2,486
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(7,569)	(1,609)
Net cash used in operating activities	(13,888)	(9,611)

Net (decrease) in cash and cash equivalents	(13,888)	(9,611)
Cash and cash equivalents:
Beginning of period	30,479	11,923
End of period	$16,591	$2,312

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$250	$-
Interest	$-	$-

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2017

1.  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Reliability Incorporated (the "Company") was incorporated under the laws of the State of Texas in 1953, but the principal business of the Company started in 1971, and was closed down in 2007. The Company has no further operating activities and is now a shell company.

Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has concluded that it should look for acquisitions or identify a merger partner and is actively in discussions with interested parties.  There can be no assurances that the Company will be successful in completing such a transaction or be able to maintain sufficient liquidity over a period of time that will allow it to carry out these actions, in which case the Company might be forced to liquidate or seek protection under the Federal bankruptcy statutes, or both.
The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company is quoted on the OTC Marketplace under the symbol "RLBY".

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Fair Value of Financial Instruments
The carrying values of the Company's current assets and current liabilities approximated fair value due to their short maturity or nature.  It is not practicable to estimate the fair value of the loans from stockholder and affiliate due to the related party nature of the amounts.

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
June 30, 2017

3. STOCKHOLDERS' EQUITY

On January 15, 2014, the Company issued 3,401,360 shares of unregistered common stock in a private placement to Lone Star Value Investors, LP, an entity controlled by a former director and officer of the Company, for cash proceeds of $50,000.  The proceeds of this issuance were used to assist in funding the Company's operating expenses.

4.  LOANS FROM STOCKHOLDER AND AFFILIATE

On June 6, 2014, a shareholder, Lone Star Value Investors, LP was issued a promissory note by the Company in the amount of $50,000 (2014 Note). The proceeds of the note are being used for ongoing operating expenses. The loan bears interest at 10% per annum. Interest on the loan and the full amount of the principal is to be repaid on June 30, 2019.

On August 2, 2016, the Company issued a promissory note to an affiliate of Lone Star Value Investors, LP in the amount of $40,000 (2016 Note). The proceeds of the Note will be used for ongoing operating expenses. The 2016 Note bears interest at 10% per annum. Interest and principal on the 2016 Note is to be repaid on August 31, 2021, and all payments are subordinate to the payment of all outstanding amounts due under the 2014 Note.

During the six months ended June 30, 2017 and June 30, 2016, the Company recognized interest aggregate interest expense in the amount of $4,451 and $2,486 respectively. Total accrued interest on the 2014 Note and 2016 Note is $18,975 and $14,524 as of the June 30, 2017 and December 31, 2016 respectively. During the three months ended June 30, 2017 and 2016, the Company recognized interest expense in the amount of $2,238 and $1,243, respectively.

5. SUBSEQUENT EVENTS

No material subsequent events have occurred since June 30, 2017 that require recognition or disclosure   in the financial statements

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS
June 30, 2017

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

RESULTS OF OPERATIONS

Revenues
Revenues for the three and six months ended June 30, 2017 were zero, since all operations were discontinued as of September 30, 2007.

General and Administrative
General and administrative expenses for the three and six months ended June 30, 2017 were $2,542 and $6,069, respectively, as compared to $4,171 and $8,002 in the comparable periods in 2016.  The decrease is due to lower legal expenses in 2017 as compared to 2016.

Interest Expense
The Company recognized interest expense in the amount of $2.238 and $4,451 during the three and six months ended June 30, 2017, respectively, related to the loans from stockholder and affiliate.  The interest expense in the prior year was $1,243 and $2,486 for the corresponding periods through June 30, 2016.

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

The Company is in preliminary active discussions with interested parties as to possible acquisitions and or mergers, for which the impact of a successful transaction would be significant, but for which there is currently a low probability of execution.

Net cash used by operating activities during the six months ended June 30, 2017 was $13,888 compared to $9,611 in the comparable period of 2016.   The increase was attributable to a decrease in accounts payable and accrued liabilities during the six months ended June 30, 2017.

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
June 30, 2017

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

RELIABILITY INCORPORATED (Registrant)

August 14, 2017	/s/ Hannah Bible
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