Form 10-Q
period 2017-09-30
RELIABILITY INC
filed 2017-11-14
CIK 34285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,914,693 shares of Common Stock, no par value, as of November 13, 2017.

RELIABILITY INCORPORATED
Quarterly Report on Form 10-Q
 As of and For the Three and Nine Months Ended September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INCORPORATED
UNAUDITED BALANCE SHEETS
As of September 30, 2017 and December 31, 2016

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$16,591	$30,479

Total current assets	16,591	30,479

Total Assets	$16,591	$30,479

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$6,010	$9,955

Total current liabilities	6,010	9,955

Long term liabilities:
Accrued interest on loans	21,256	14,524
Loans from shareholder and affiliate	90,000	90,000

Total long term liabilities	111,256	104,524

Total liabilities	117,266	114,479

Stockholders' equity (deficit):
Preferred stock, without par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, without par value; 300,000,000 shares authorized; 17,268,993 shares issued	9,912,150	9,912,150
Accumulated deficit	(8,918,308)	(8,901,633)
Less treasury stock at cost, 354,300 shares	(1,094,517)	(1,094,517)

Total stockholders' deficit	(100,675)	(84,000)

Total liabilities and stockholders' deficit	$16,591	$30,479

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS
 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	Three months ended September 30,
	2017	2016
Operating expenses:
General and administrative	$3,623	$4,446
Interest expense	2,281	1,913
Total expenses	5,904	6,359
Operating loss	(5,904)	(6,359)
Loss Before Income Taxes	(5,904)	(6,359)
Income Taxes	-	250

Net loss	$(5,904)	$(6,609)
Basic and diluted loss per share	(0.00)	(0.00)
Weighted average shares:
Basic	16,914,693	16,914,693
Diluted	16,914,693	16,914,693

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	Nine months ended September 30,
	2017	2016
Operating expenses:
General and administrative	$9,693	$12,448
Interest expense	6,732	4,399
Total expenses	16,425	16,847

Loss before income taxes	(16,425)	(16,847)
Income taxes	250	250

Net loss	$(16,675)	$(17,097)
Basic and diluted loss per share	(0.00)	(0.00)
Weighted average shares:
Basic	16,914,693	16,914,693
Diluted	16,914,693	16,914,693

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF CASH FLOWS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(16,675)	$(17,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on loans from stockholder and affiliate	6,732	4,399
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(3,945)	(709)
Net cash used in operating activities	(13,888)	(13,407)

Cash flows from financing activities:
Loans from shareholder and affiliate	--	40,000
Net cash provided by financing activities	--	40,000
Net (decrease) increase in cash and cash equivalents	(13,888)	26,593
Cash and cash equivalents:
Beginning of period	30,479	11,924
End of period	$16,591	$38,517

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$250	$250

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2017

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

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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
September 30, 2017

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

RELIABILITY INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2017

4.  LOANS FROM SHAREHOLDER AND AFFILIATE

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

During the nine months ended September 30, 2017 and September 30, 2016, the Company recognized interest aggregate interest expense in the amount of $6,732 and $4,399 respectively. Total accrued interest on the 2014 Note and 2016 Note is $21,256 and $14,524 as of the September 30, 2017 and December 31, 2016 respectively. During the three months ended September 30, 2017 and 2016, the Company recognized interest expense in the amount of $2,281 and $1,913, respectively.

5. SUBSEQUENT EVENTS

No material subsequent events have occurred since September 30, 2017 that require recognition or disclosure in the financial statements.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS
September 30, 2017

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

RESULTS OF OPERATIONS

Revenues
Revenues for the three and nine months ended September 30, 2017 were zero, since all operations were discontinued as of September 30, 2007.

General and Administrative
General and administrative expenses for the three and nine months ended September 30, 2017 were $3,623 and $9,693, respectively, as compared to $4,446 and $12,448 in the comparable periods in 2016.  The decrease over the nine month period is due to lower legal expenses in 2017 as compared to 2016.

Interest Expense
The Company recognized interest expense in the amount of $2,281 and $6,732 during the three and nine months ended September 30, 2017, respectively, compared to $1,913 and $4,399, respectively, during the prior year periods.  The increase is due to the $40,000 note from affiliate issued in August 2016.

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

Net cash used by operating activities during the nine months ended September 30, 2017 was $13,888 compared to $13,407 in the comparable period of 2016.  The change was attributable to a decrease in accounts payable and accrued liabilities during the nine months ended September 30, 2017 along with a lower net loss.

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
September 30, 2017

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

RELIABILITY INCORPORATED (Registrant)

November 14, 2017	/s/ Hannah Bible
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