Form 10-K
period 2017-12-31
RELIABILITY INC
filed 2018-03-29
CIK 34285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2017	Commission File Number 0-7092

RELIABILITY INCORPORATED
(Exact name of registrant as specified in its charter)

TEXAS	75-0868913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

53 Forest Avenue, First Floor Old Greenwich, Connecticut	06870
(Address of principal executive offices)	(Zip Code)

(203)  489-9500
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

State issuer's revenues for its most recent fiscal year: $ 0

The aggregate market value of the voting and non-voting common equity held by non-affiliates; computed by reference to the June 30, 2017 average bid and asked price of $0.07 is $336,337, which value solely for the purposes of this calculation excludes shares held by the registrant's officer and directors, and 5% or greater shareholders. Such exclusions should not be deemed a determination by the registrant that all such individuals are, in fact, affiliates of the Registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,914,693 shares of Common Stock, no par value, as of February 28, 2018.

RELIABILITY INCORPORATED

Form 10-K
TABLE OF CONTENTS
December 31, 2017

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

Available sources of liquidity at December 31, 2017 include cash and cash equivalents of $8,043.

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

There is no basis for stockholders to evaluate the possible merits or risks of potential business combinations or the particular industry in which we may ultimately operate other than that which may be disclosed in a future proxy.  To the extent that we effect a business combination with a financially unstable entity or an entity that is in its early stage of development or growth, including entities without established records of revenues or income, we will become subject to numerous risks inherent in the business and operations of such entity.  In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high degree of risk, we will become subject to the currently unascertainable risks of that industry.  A high level of risk frequently characterizes certain industries that experience rapid growth.  Although management will endeavor to evaluate and may defer to affiliated shareholders to evaluate the risks inherent in a particular new prospective business or industry, there can be no assurance that we will properly ascertain or assess all such risks or that subsequent events may not alter the risks that we perceive at the time of the consummation of a business combination.

The Company has no current binding arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity.  There can be no assurance that the Company will be successful in identifying and evaluating or in concluding a business combination.  No particular industry or specific business within an industry has been selected for a target company.  The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria that it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity.  Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.  There can be no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.  In addition, there can be no assurance that a business combination will benefit stockholders or prove to be more favorable to stockholders than any other investment that may be made by stockholders and investors.

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

Our principal stockholders control over 60% of the voting power represented by our outstanding shares of common stock and if these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of a business combination.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.  This concentration of ownership may not be in the best interests of all our stockholders.

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

In conjunction with completion of a business combination, it is anticipated that the Company will issue an amount of the Company's authorized but unissued common stock that represents a majority of the voting power and total capital stock of the Company, which will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in the Company.  As a condition of the business combination agreement, the current controlling stockholders of the Company may agree to sell or transfer all or a portion of the Company's common stock they own so as to provide the target company with all or majority control.  The resulting change in control of the Company will likely result in removal of the present officer and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company. Related thereto the additional shares authorized via the Company's Certificate of Articles of Incorporation amendment on July 23, 2012 may or may not have been properly authorized. Upon obtaining any definitive knowledge of any deficiency and prior to the issuance of any additional shares by the Company, the Company will take action to properly rectify any deficiency and provide proper disclosure.

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

The Company's common stock trades in the over-the-counter bulletin board market under the symbol RLBY.  The high and low sale prices for 2016 and 2017 are set forth below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
High	$.062	$.070	$.061	$.065
Low	.049	.049	.038	.045

2017
High	$.065	$.050	.050	.042
Low	.050	.040	.040	.020

The Company paid no cash dividends in 2016 or 2017 and had 461 shareholders of record as of December 31, 2017, not counting the shareholders who hold the Company's common stock in street name.

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

ANALYSIS OF FINANCIAL CONDITION

Net cash used in operating activities for the year ended December 31, 2017 was $22,436 compared to $21,445 during 2016. The usage of cash was attributable to the net loss, which in turn resulted from general and administrative expenses. The principal items contributing to the usage of $22,436 in 2017 were a loss of $29,151,  with an increase in accounts payable and accrued liabilities, offset by accrued interest on the loans from stockholder and affiliate.

Financing activities provided cash flows of $40,000 via the issuance of a promissory note in 2016 with no financing activities occurring in 2017.

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

RESULTS OF OPERATIONS

Net Revenues and Gross Profit

Revenues and gross profit for 2017 and 2016 were zero for both years, as all operations were discontinued as of September 30, 2007.

General and Administrative

General and administrative ("G&A") expenses primarily consist of legal, accounting and other professional services.

G&A expenses decreased from approximately $23,115 in 2016 to approximately $19,901 in 2017.

Interest Expense

Interest expense increased from $6,661 in 2016 to $9,000 in 2017 due to the additional loan from shareholder and affiliate in 2016,

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

The Principal Executive Officer/ Principal Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2017.  Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2017, internal control over financial reporting was effective.

The financial statements of the Company for 2016 and 2017 have been audited by the independent registered public accounting firm of Ramirez Jimenez International CPAs who were given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders and the Board of Directors. This annual report does not include an attestation report from the independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(b) Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls  during the current period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The following table sets forth the name, age and position with the Company of (i) each of the persons currently appointed to the Company's Board of Directors and (ii) each of the persons currently appointed as Executive Officer(s) of the Company.  The information is current as of March 26, 2018

NAME	AGE	PRINCIPAL POSITION

Hannah M. Bible	38	Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer
Alexander Rosenbluth	25	Director

Below is the biography of the members of the Board of Directors as of February 28, 2018:
Hannah M. Bible is Chief Financial Officer and in-house counsel of Lone Star Value Management, LLC ("Lone Star Value Mgmt."). Ms. Bible has over 10 years of combined legal and accounting experience across a variety of industries. From May 2016 through August 2017 Ms. Bible served on the board of Crossroads Systems, Inc. (NASDAQ: CRDS), a data storage company. Prior to joining Lone Star Value Mgmt. in June 2014, Ms. Bible was the Director of Finance/CFO at Trinity Church in Greenwich, CT.  From October 2011 to December 2012, Ms. Bible served as a legal advisor to RRMS Advisors, a company providing advisory and due diligence services to banking and other institutions with high risk assets.  From June 2009 to December 2013, Ms. Bible advised family fund and institutional clients of International Consulting Group, Inc., and its affiliates within the Middle East on matters of security, corporate governance, and U.S. legal compliance.  From 2006 to 2008, Ms. Bible served within the U.N. General Assembly as a diplomatic advisor to the Asian-African Legal Consultative Organization, a permanent observer mission to the United Nations.  From 2007 until recently, Ms. Bible taught as an Adjunct Professor at Thomas Jefferson School of Law, within the International Tax and Financial Services program. Prior to this Ms. Bible held various accounting positions with Samaritan's Purse, a large $300MM+ 501(c)(3) organization dedicated to emergency relief and serving the poor worldwide.  Previously, Ms. Bible served as a director of AMRH Holdings, Inc. (formerly Spatializer Audio Laboratories). Ms. Bible earned an LLM in Tax from New York University School of Law, a JD with honors from St. Thomas University School of Law, and a BBA in Accounting from Middle Tennessee State University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 furnished to us during the fiscal year ended December 31, 2017, we are not aware of any director, officer or beneficial owner of more than 10% of the common stock of the Company who failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

At present we have not adopted a Code of Ethics applicable to our directors, officers and employees.

Corporate Governance

At present, the Company does not have an audit committee.  The entire board of directors is responsible for the assessment and oversight of the Company's financial risk exposure.

Item 11.	Executive Compensation.

The Company did not pay any salary to its officers or Directors in 2016 or 2017 and currently has no stock option plan or outstanding stock options.

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

Outstanding equity awards

There are no items required to be disclosed in accordance with Regulation S-K for the year 2017.

Director Compensation

None of the Company's directors received any cash compensation, stock option awards or other arrangements for services provided in their capacity as directors during the fiscal year ended December 31, 2017. However, all of the Company's directors are paid employees of Lone Star Value Management, the investment manager of Lone Star Value Investors, LP and Lone Star Value Co-Invest I, LP.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal shareholders

Based on information available to the Company through filings with the Securities and Exchange Commission, each of the following persons or groups beneficially owned 5% or more of the 16,914,693 shares of common stock outstanding as of February 28, 2018.

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

Security ownership of management

As of February 28, 2018, the amount of common stock owned by the directors of the Company was:

Name of individual or group	Amount and Nature of Beneficial Ownership	Percent of Class

Hannah Bible	-	-	0%
Alexander Rosenbluth	-	-	0%
All executive officers and directors as a group	-	-	0%

Item13.	Certain Relationships and Related Transactions and Director Independence

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

Aggregate fees paid or payable to Ramirez Jimenez International CPAs in connection with their services during fiscal years 2016 and 2017 are listed below:

Fee category	2017	2016

Audit Fees	$14,500	$14,500
Audit-related fees	-	-
Tax fees	1,100	1,100
All other fees	-	-
Total fees	$15,600	$15,600

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

RELIABILITY INCORPORATED
(Registrant)

DATE: March 29, 2018		/s/ Hannah Bible
	By:	Hannah Bible
	Its:	Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

DATE: March 29, 2018		/s/ Hannah Bible
	By:	Hannah Bible
	Its:	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)

DATE: March 29, 2018		/s/ Alexander Rosenbluth
	By:	Alexander Rosenbluth
	Its:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Reliability Incorporated:

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Reliability Incorporated (the "Company") as of December 31, 2017 and 2016, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements").

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Security and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Ramirez Jimenez International CPAs

We have served as the Company's auditor since 2009.

Irvine, California
March 29, 2018

RELIABILITY INCORPORATED
BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$8,043	$30,479
Total current assets	8,043	30,479

Total Assets	$8,043	$30,479

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$7,670	$9,955
Total current liabilities	7,670	9,955

Long-term Liabilities:
Loans from stockholder and affiliate	90,000	90,000
Interest on loans	23,524	14,524
Total Long-term Liabilities	113,524	104,524

Total Liabilities	121,194	114,479

Stockholders' Equity (Deficit):
Preferred stock, without par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, without par value; 300,000,000 shares authorized; 17,268,993 shares issued	9,912,150	9,912,150
Accumulated deficit	(8,930,784)	(8,901,633)
Less treasury stock at cost, 354,300 shares	(1,094,517)	(1,094,517)

Total stockholders' deficit	(113,151)	(84,000)

Total Liabilities and Stockholders' Deficit	$8,043	$30,479

The accompanying notes are an integral part of these financial statements.

RELIABILITY INCORPORATED
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2017	2016
Operating Expenses:
General and administrative	$19,901	$23,115
Interest expense	9,000	6,661
Total Operating Expenses	28,901	29,776

Other income
Loss Before Income Taxes	(28,901)	(29,776)
Income Taxes	250	250

Net Loss	$(29,151)	$(30,026)

Basic and diluted loss per share:	$-	$-

Weighted average shares outstanding:
Basic	16,914,693	16,914,693
Diluted	16,914,693	16,914,693

The accompanying notes are an integral part of these financial statements.

RELIABILITY INCORPORATED
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Shares in thousands)

	Common Stock		Treasury Stock (At Cost)			Total
	Shares	Amount	Shares	Amount	Accumulated Deficit	Stockholders' (Deficit)

Balance at December 31, 2015	17,268	$9,912,150	(354)	$(1,094,517)	$(8,871,607)	$(53,974)

Net loss					(30,026)	(30,026)

Balance at December 31, 2016	17,268	$9,912,150	(354)	$(1,094,517)	$(8,901,633)	$(84,000)

Net loss					(29,151)	(29,151)

Balance at December 31, 2017	17,268	$9,912,150	(354)	$(1,094,517)	$(8,930,784)	$(113,151)

The accompanying notes are an integral part of these financial statements.

RELIABILITY INCORPORATED
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(29,151)	$(30,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on loans from stockholder and affiliate	9,000	6,661
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(2,285)	1,920
Net cash used in operating activities	(22,436)	(21,445)

Cash flows from financing activities:
Proceeds from loan from affiliate		40,000
Net cash provided by financing activities		40,000
Net increase (decrease) in cash and cash equivalents	(22,436)	18,555
Cash and cash equivalents:
Beginning of year	30,479	11,924
End of year	$8,043	$30,479

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$250	$250

The accompanying notes are an integral part of these financial statements.

RELIABILITY INCORPORATED
NOTES TO FINANCIAL STATEMENTS
December 31, 2017 and 2016

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
December 31, 2017 and 2016

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

EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company generated net losses in 2017 and 2016, outstanding stock options would have been anti-dilutive and were not considered in these calculations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, and accounts payable and accrued liabilities at December 31, 2017 and 2016 approximated fair value due to their short maturity or nature.  It is not practicable to estimate the fair value of the loans from shareholder and affiliate due to the related party nature of the amounts.

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

2.  INCOME TAXES

At December 31, 2017, the Company had U.S. net operating loss carryforwards of approximately $15 million that will expire commencing in 2023 through 2037. These carryforwards may be subject to certain limitations on annual utilization in the event of a change in ownership, as defined by tax law. The Company has established valuation allowances to fully offset the deferred income tax assets related to these loss carryforwards, based upon  the available evidence that indicates that it is more likely than not that the Company will not realize the tax benefits. The Company's income tax returns remain subject to examination for the years 2014 through 2017 for federal and state purposes.

RELIABILITY INCORPORATED
NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2017 and 2016

3.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of December 31, 2017 and 2016 consist of the following:

	December 31,
	2017	2016

Legal and accounting costs	$7,670	$9,955

Total	$7,670	$9,955

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

RELIABILITY INCORPORATED
NOTES TO FINANCIAL STATEMENTS—(Continued)
December 31, 2017 and 2016

6.  RELATED PARTY TRANSACTIONS

As articulated above, on January 15, 2014, the Company issued 3,401,360 shares of common stock to Lone Star Value Investors, LP, an entity at the time of the transaction controlled by a director and officer of the Company, for proceeds of $50,000.  The proceeds of this issuance were used to assist in funding the Company's operating expenses. On June 6, 2014, Lone Star Value Investors, LP issued a five year promissory note in the principal amount of $50,000, with interest accruing at a rate of 10% per annum, and all amounts outstanding under this note are due and payable on or before June 30, 2019.  Also on August 2, 2016, Lone Star Value Co-Invest I, LP issued a five year promissory note in the principal amount of $40,000, with interest accruing at a rate of 10% per annum, and all amounts outstanding under this note are due and payable on or before August 21, 2021. During the years ended December 31, 2017 and 2016, the Company recognized interest expense in the amount of $9,000 and $6,661, respectively, on these promissory notes.  Such accrued interest in the amount of $23,524 and $14,524 as of December 31, 2017 and 2016, respectively, are reflected in interest on loans on the accompanying balance sheets.

7.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 27, 2018 and determined that there are no material subsequent events that have occurred since December 31, 2017 that require recognition or disclosure in the financial statements.