Form 10-Q
period 2018-03-31
RELIABILITY INC
filed 2018-05-15
CIK 34285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,914,693 shares of Common Stock, no par value, as of May 14, 2018.

RELIABILITY INCORPORATED
Quarterly Report on Form 10-Q
 For the Three Months Ended March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INCORPORATED
UNAUDITED BALANCE SHEETS
As of March 31, 2018 and December 31, 2017

	Mar. 31, 2018	Dec. 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$8,043	$8,043
Total current assets	8,043	8,043

Total Assets	$8,043	$8,043

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$10,656	$7,670

Total Current Liabilities	10,656	7,670

Long term liabilities:
Accrued interest on loans	25,743	23,524
Loans from Stockholder and affiliate	90,000	90,000

Total Long-term Liabilities	115,743	113,524

Total Liabilities	126,399	121,194

Stockholders' equity (deficit):
Preferred stock, without par value; 1,000,000 shares authorized, none issued and outstanding
Common stock, without par value; 300,000,000 shares authorized; 17,268,993 shares issued	9,912,150	9,912,150
Accumulated deficit	(8,935,989,)	(8,930,784)
Less treasury stock at cost, 354,300 shares	(1,094,517)	(1,094,517)

Total stockholders' deficit	(118,356)	(113,151)

Total Liabilities and Stockholders' Deficit	$8,043	$8,043

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2018	2017
Operating Expenses:
General and administrative	$2,986	$3,527
Interest Expense	2,219	2,213
Total Expenses	5,205	5,740

Net Loss	$(5,205)	$(5,740)

Basic and diluted loss per share:	$-	$-

Weighted average shares outstanding:
Basic	16,914,693	16,914,693
Diluted	16,914,693	16,914,693

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,205)	$(5,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on loans from stockholders and affiliate	2,219	2,213
Accounts payable and accrued liabilities	2,986	(6,858)
Net cash used in operating activities	-0-	(10,385)

Net (decrease) in cash and cash equivalents	-0-	(10,385)
Cash and cash equivalents:
Beginning of period	8,043	30,479
End of period	$8,043	$20,094

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2018

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

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2017.

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
March 31, 2018

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

2. INCOME TAXES

The Company has substantial U.S. net operating loss carryforwards that will expire in 2023 through 2037. These carryforwards are subject to certain limitations on annual utilization and in the event of a change in ownership, as defined by tax law. See Note 2 to the Company's financial statements in its Form 10-K for the year ended December 31, 2017.

The Company's income tax returns remain subject to examination for the years 2014 through 2017 for federal and state purposes.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2018

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

During the three months ended March 31, 2018 and March 31, 2017, the Company recognized aggregate interest expense in the amount of $2,219 and $2,213 respectively. Total accrued interest on the 2014 Loan and 2016 Loan is $25,743 as of March 31, 2018, and is included as a component of long-term liabilities on the accompanying balance sheets.

5. SUBSEQUENT EVENTS

Effective May 11, 2018 Alexander Rosenbluth resigned from his Director position on the Board of Directors.  Mr. Rosenbluth's resignation was for personal reasons and not the result of any disagreement. Effective upon Mr. Rosenbluth's resignation on May 11, 2018, Mrs. Julia Dayton and Mr. Shawn Miles were appointed to the Company's Board of Directors to fill vacancies on the Board of Directors.

Also immediately following the effectiveness of Mr. Rosenbluth's resignation. Mrs. Dayton, was appointed, to the executive position of Secretary, and Mr. Miles, a new Director was appointed to the executive position of Treasurer.

The Company filed a Public Information Report with the Office of the Secretary of the State of Texas to identify the directors as Hannah Bible, Julia Dayton, and Shawn Miles, each with an address c/o Reliability, Inc., 53 Forest Avenue, First Floor, Old Greenwich, Connecticut 06870.

No other material subsequent events have occurred since March 31, 2018 that require recognition or disclosure in the financial statements.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS
March 31, 2018

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

There have been no material changes or developments in the Company's evaluation of the accounting estimates and the underlying assumptions or methodologies that it believes to be Critical Accounting Policies and Estimates as disclosed in its Form 10-K for the year ended December 31, 2017.

Management's Discussion included in the Form 10-K for the year ended December 31, 2017 includes discussion of various factors and items related to the Company's results of operations and liquidity. There have been no other significant changes in most of the factors discussed in the Form 10-K and many of the items discussed in the Form 10-K are relevant to 2018 operations; thus the reader of this report should read Management's Discussion included in Form 10-K for the year ended December 31, 2017.

RESULTS OF OPERATIONS

Revenues
Revenues for the three months ended March 31, 2018 and 2017 were zero, since all operations were discontinued as of September 30, 2007.

General and Administrative
General and administrative expenses for the three months ended March 31, 2018 were $2,986 and were $3,527, for the comparable period in 2017.

Interest Expense
The Company recognized interest expense related to the loans from stockholder and affiliate in the amount of $2,219 and $2,213 during the three months ended March 31, 2018 and March 31, 2017, respectively.  Interest expense was previously reported as a component of general and administrative expenses, but has been reclassified into a separate line item on the accompanying statements of operations.

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

No cash was used by operating activities during the three months ended March 31, 2018, compared to $10,385 in the comparable period of 2017.  The decrease was attributable to an increase in accounts payable and accrued liabilities, with no cash outlay.

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

RELIABILITY INCORPORATED
OTHER INFORMATION
March 31, 2018
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1a. Risk Factors

In addition to the other information set forth in this Quarterly Report, stockholders should carefully consider the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

RELIABILITY INCORPORATED (Registrant)

May 15, 2018	/s/ Hannah Bible
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