Form 10-Q
period 2018-06-30
RELIABILITY INC
filed 2018-08-14
CIK 34285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,914,693 shares of Common Stock, no par value, as of August 4, 2018.

RELIABILITY INCORPORATED
Quarterly Report on Form 10-Q
As of and For the Three and Six Months Ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INCORPORATED
UNAUDITED BALANCE SHEETS
As of June 30, 2018 and December 31, 2017

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$8,043	$8,043

Total current assets	8,043	8,043

Total Assets	$8,043	$8,043

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$14,506	$7,670

Total current liabilities	14,506	7,670

Long term liabilities:
Accrued interest on loans	27,987	23,524
Loans from stockholder and affiliate	90,000	90,000

Total long term liabilities	117,987	113,524

Total liabilities	132,493	121,194

Stockholders' equity (deficit):
Preferred stock, without par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, without par value; 300,000,000 shares authorized; 17,268,993 shares issued	9,912,150	9,912,150
Accumulated deficit	(8,942,083)	(8,930,784)
Less treasury stock at cost, 354,300 shares	(1,094,517)	(1,094,517)

Total stockholders' deficit	(124,450)	(113,151)

Total liabilities and stockholders' deficit	$8,043	$8,043

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS
 FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

	Three months ended June 30,
	2018	2017

Operating expenses:
General and administrative	$3,850	$2,542
Interest expense	2,244	2,238
Total expenses	6,094	4,780
Operating loss	(6,094)	(4,780)
Loss before taxes	(6,094)	(4,780)
Taxes	-	250
Net Loss	$(6,094)	$(5,030)
Basic and Diluted Loss Per Share	(0.00)	(0.00)
Weighted average shares:
Basic	16,914,693	16,914,693
Diluted	16,914,693	16,914,693

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	Six months ended June 30,
	2018	2017

Operating expenses:
General and administrative	$6,836	$6,069
Interest expense	4,463	4,451
Total expenses	11,299	10,520
Operating loss	(11,299)	(10,520)
Loss before taxes	(11,299)	(10,520)
Taxes	-	250
Net Loss	$(11,299)	$(10,770)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)
Weighted average shares:
Basic	16,914,693	16,914,693
Diluted	16,914,693	16,914,693

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
UNAUDITED STATEMENTS OF CASH FLOWS
 FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(11,299)	$(10,770)
Adjustments to reconcile net loss to net cash used in operating activities: Accrued interest on loans from stockholder and affiliate	4,463	4,451
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	6,836	(7,569)
Net cash used in operating activities	-	(13,888)

Net (decrease) in cash and cash equivalents	--0-	(13,888)
Cash and cash equivalents:
Beginning of period	8,043	30,479
End of period	$8,043	$16,591

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$250
Interest	$-	$-

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2018

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

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
June 30, 2018

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
June 30, 2018

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

On August 2, 2016, the Company issued a promissory note to an affiliate of a shareholder in the amount of $40,000 (2016 Note). The proceeds of the Note will be used for ongoing operating expenses. The 2016 Note bears interest at 10% per annum. Interest and principal on the 2016 Note are to be repaid on August 31, 2021, and all payments are subordinate to the payment of all outstanding amounts due under the 2014 Note.

During the three months ended June 30, 2018 and June 30, 2017, the Company recognized interest expense in the amount of $2,244 and $2,238, respectively.   During the six months ended June 30, 2018 and June 30, 2017, the Company recognized interest expense in the amount of $4,463 and $4,451, respectively. Total accrued interest on the combined 2014 Note and 2016 Note is $27,987 and $23,524 as of the June 30, 2018 and December 31, 2017, respectively.

5. SUBSEQUENT EVENTS

On August 13, 2018, the Company entered into a material definitive agreement. The Company issued a promissory note to an affiliate of a shareholder, Lone Star Value Co-Invest I, LP in the amount of $15,000 ("2018 Note").  The proceeds of the 2018 Note will be used for ongoing operating expenses.   The loan bears interest at 10% per annum.  Interest and principal on the loan is to be repaid on August 31, 2021, and all payments are subordinate to the payment of all outstanding amounts due under the 2014 Note. No other material subsequent events have occurred since June 30, 2018 that require recognition or disclosure in the financial statements.

RELIABILITY INCORPORATED
MANAGEMENT'S DISCUSSION AND ANALYSIS
June 30, 2018

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

RESULTS OF OPERATIONS

Revenues
Revenues for the three and six months ended June 30, 2018 and 2017 were zero, since all operations were discontinued as of September 30, 2007.

General and Administrative
General and administrative expenses for the three and six months ended June 30, 2018 were $3,850 and $6,836, respectively, as compared to $2,542 and $6,069 in the comparable periods in 2017.  The increase is due to expenses accrued in an earlier period in 2018 as compared to 2017.

Interest Expense

The Company recognized interest expense in the amount of $2,244 and $4,463 during the three and six months ended June 30, 2018, respectively, related to the loans from stockholder and affiliate.  The interest expense in the prior year was $2.238 and $4,451 for the corresponding periods through June 30, 2017.
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
No cash used for operating activities during the six months ended June 30, 2018 was $0 compared to $13,888 in the comparable period of 2017.  The decrease was attributable to an increase in accounts payable and accrued liabilities during the six months ended June 30, 2018.

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

RELIABILITY INCORPORATED (Registrant)

August 14, 2018	/s/ Hannah Bible
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