Form 10-Q
period 2018-09-30
RELIABILITY INC
filed 2018-11-14
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,914,693 shares of Common Stock, no par value, as of November 13, 2018.

RELIABILITY INCORPORATED
Quarterly Report on Form 10-Q
As of and For the Three and Nine Months Ended September 30, 2018

INDEX

PART I. FINANCIAL INFORMATION		2

Item 1.	Financial Statements	2

	Balance Sheets as of September 30, 2018 and December 31, 2017	2

	Statements of Operations for the Three Months Ended September 30, 2018 and 2017	3

	Statements of Operations for the Nine Months Ended September 30, 2018 and 2017	4

	Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017	5

	Notes to Unaudited Financial Statements	6-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Risk Controls and Procedures	11

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 1a.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Mine Safety Disclosures	12

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signatures		12

Exhibits		13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INCORPORATED

UNAUDITED BALANCE SHEETS

As of September 30, 2018 and December 31, 2017

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$8,148	$8,043

Total current assets	8,148	8,043

Total Assets	$8,148	$8,043

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$3,395	$7,670

Total current liabilities	3,395	7,670

Long term liabilities:
Accrued interest on loans	30,436	23,524
Loans from shareholder and affiliate	105,000	90,000

Total long term liabilities	135,436	113,524

Total liabilities	138,831	121,194

Stockholders' equity (deficit):
Preferred stock, without par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, without par value; 300,000,000 shares authorized; 17,268,993 shares issued	9,912,150	9,912,150
Accumulated deficit	(8,948,316)	(8,930,784)
Less treasury stock at cost, 354,300 shares	(1,094,517)	(1,094,517)

Total stockholders' deficit	(130,683)	(113,151)

Total liabilities and stockholders' deficit	$8,148	$8,043

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED

UNAUDITED STATEMENTS OF OPERATIONS

 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	Three months ended September 30,
	2018	2017
Operating expenses:
General and administrative	$3,734	$3,623
Interest expense	2,449	2,281
Total expenses	6,183	5,904
Operating loss	(6,183)	(5,904)
Loss before income taxes	(6,183)	(5,904)
Income taxes	50	-

Net loss	$(6,232)	$(5,904)
Basic and diluted loss per share	(0.00)	(0.00)
Weighted average shares:
Basic	16,914,693	16,914,693
Diluted	16,914,693	16,914,693

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	Nine months ended September 30,
	2018	2017
Operating expenses:
General and administrative	$10,570	$9,693
Interest expense	6,912	6,732
Total expenses	17,482	16,425

Loss before income taxes	(17,482)	(16,425)
Income taxes	50	250

Net loss	$(17,532)	$(16,675)
Basic and diluted loss per share	(0.00)	(0.00)
Weighted average shares:
Basic	16,914,693	16,914,693
Diluted	16,914,693	16,914,693

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED

UNAUDITED STATEMENTS OF CASH FLOWS

 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(17,532)	$(16,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on loans from stockholder and affiliate	6,912	6,732
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(4,275)	(3,945)
Net cash used in operating activities	(14,895)	(13,888))

Cash flows from financing activities:
Loan from shareholder and affiliate	15,000	--
Net cash provided by financing activities	15,000	--
Net (decrease) increase in cash and cash equivalents	105	(13,888)
Cash and cash equivalents:
Beginning of period	8,043	30,479
End of period	$8,148	$16,591

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$50	$250

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2018

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

The Company is quoted on the OTC Marketplace under the symbol “RLBY”.

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

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

September 30, 2018

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

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance under U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The ASU is effective for all entities and for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU No. 2014-15 did not have a significant impact on the Company’s financial statements and related disclosures.

2. INCOME TAXES

The Company has substantial U.S. net operating loss carryforwards that will expire in 2023 through 2037. These carryforwards are subject to certain limitations on annual utilization and in the event of a change in ownership, as defined by tax law. See Note 2 to the Company’s financial statements in its Form 10-K for the year ended December 31, 2017.

The Company’s income tax returns remain subject to examination for the years 2014 through 2017 for federal and state purposes.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2018

3. STOCKHOLDERS’ EQUITY (DEFICIT)

On January 15, 2014, the Company issued 3,401,360 shares of unregistered common stock in a private placement to Lone Star Value Investors, LP (Lone Star Value), an entity controlled by a former director and officer of the Company, for cash proceeds of $50,000. The proceeds of this issuance were used to assist in funding the Company’s operating expenses.

4. LOANS FROM SHAREHOLDER AND RELATED PARTY TRANSACTIONS

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

On August 13, 2018, the Company issued a promissory note to an affiliate of a shareholder in the amount of $15,000 (“2018 Note”).  The proceeds of the 2018 Note will be used for ongoing operating expenses.   The loan bears interest at 10% per annum.  Interest and principal on the loan is to be repaid on August 31, 2021, and all payments are subordinate to the payment of all outstanding amounts due under the 2014 Note.

During the nine months ended September 30, 2018 and September 30, 2017, the Company recognized aggregate interest expense in the amounts of $6,912 and $6,732, respectively. During the three months ended September 30, 2018 and September 30, 2017, the Company recognized aggregate interest expense in the amounts of $2,449 and $2,281, respectively. Total accrued interest on the 2014 Note, 2016 Note, and 2018 Note is $30,436 and $23,524 as of the September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018, the Company had $821 payable to Lone Star Value Management as reimbursement for a payment made to the Company’s transfer agent on the Company’s behalf.  This amount is included in accounts payable and accrued liabilities on the accompanying September 30, 2018 balance sheet.

5. SUBSEQUENT EVENTS

No material subsequent events have occurred since September 30, 2018 that require recognition or disclosure in the financial statements.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS

September 30, 2018

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

Management’s Discussion included in the Form 10-K for the year ended December 31, 2017 includes discussion of various factors and items related to the Company’s results of operations and liquidity. There have been no other significant changes in most of the factors discussed in the Form 10-K and many of the items discussed in the Form 10-K are relevant to 2018 operations; thus the reader of this report should read Management’s Discussion included in Form 10-K for the year ended December 31, 2017.

RESULTS OF OPERATIONS

Revenues

Revenues for the three and nine months ended September 30, 2018 were zero, since all operations were discontinued as of September 30, 2007.

General and Administrative

General and administrative expenses for the three and nine months ended September 30, 2018 were $3,734 and $10,570, respectively, as compared to $3,623 and $9,693 in the comparable periods in 2017. The increase over the nine month period is due to higher reporting costs in 2018 as compared to 2017.

Interest Expense

The Company recognized interest expense in the amount of $2,449 and $6,912 during the three and nine months ended September 30, 2018, respectively, compared to $2,281 and $6,732, respectively, during the prior year periods. The increase is due to the $15,000 note from affiliate issued in August 2018.

LIQUIDITY AND CAPITAL RESOURCES

The Company has undertaken steps to try to reduce its expenses and improve the Company’s liquidity, including the previous sale and discontinuance of all operations.

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

Net cash used in operating activities during the nine months ended September 30, 2018 was $14,895 compared to $13,888 in the comparable period of 2017. The change was attributable to an decrease in accounts payable and accrued liabilities during the nine months ended September 30, 2018.

Also, during the nine months ended September 30, 2018, the Company issued a promissory note to a related party in the amount of $15,000 which provided cash flows from financing activities.

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

September 30, 2018

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.	Exhibits:

The following exhibits are filed as part of this report:

Exhibit No.	Description

5.03	Certificate of Amendment to the Articles of Incorporation, dates November 11, 2016.

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED (Registrant)

November 14, 2018	/s/ Hannah Bible
Hannah Bible
President and Chief Executive Officer
/s/ Hannah Bible
Hannah Bible
Chief Financial Officer

.

Index to Exhibits

Exhibit No.	Description

5.03	Certificate of Amendment to the Articles of Incorporation, dates November 11, 2016.

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL).

_______

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

.

