Form 10-K
period 2018-12-31
RELIABILITY INC
filed 2019-03-28
CIK 34285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2018	Commission File Number 0-7092

RELIABILITY INCORPORATED

(Exact name of registrant as specified in its charter)

TEXAS	75-0868913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

53 Forest Avenue, First Floor Old Greenwich, Connecticut	06870
(Address of principal executive offices)	(Zip Code)

(203)  489-9500

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☒ YES ☐ NO

State issuer’s revenues for its most recent fiscal year: $ 0

The aggregate market value of the voting and non-voting common equity held by non-affiliates; computed by reference to the June 30, 2018 average bid and asked price of $0.045 is $302,704, which value solely for the purposes of this calculation excludes shares held by the registrant’s officer and directors, and 5% or greater shareholders. Such exclusions should not be deemed a determination by the registrant that all such individuals are, in fact, affiliates of the Registrant.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,914,693 shares of Common Stock, no par value, as of March 18, 2019.

1

RELIABILITY INCORPORATED

Form 10-K

TABLE OF CONTENTS

December 31, 2018

PART I

Item 1.	Business

THE COMPANY

Reliability Incorporated (“we”, “our”, “or the “Company”) was incorporated under the laws of the State of Texas in 1953, and from 1971 to 2007 the Company was principally engaged in the design, manufacture, market, and support of high performance equipment used to test and condition integrated circuits. This business was closed down in 2007. The Company has no further operating activities and is now a shell company.

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

Available sources of liquidity at December 31, 2018 include cash and cash equivalents of $8,098.

The Company’s common stock is a “penny stock,” as defined in Rule 3a51-1 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the Company’s common stock is subject to the penny stock rules, the level of trading activity could be limited and it may be difficult for investors to sell our common stock.

EMPLOYEES

The Company has no employees.  It is managed by three directors/officers.

Item 1A.	Risk Factors.

The Company Has No Means to Generate Revenue

We have no source of revenue. Our cash balance has been diminished by general and administrative expenses. We do not expect to generate any revenues until, and we will only potentially generate revenues if, we enter into a new business. We believe that we may need additional financing to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) until we commence business operations. The sale of additional equity or convertible debt securities could result in additional dilution to the stockholders. In addition, our failure to secure additional financing could have a material adverse effect on our ability to pay the accounting and other fees required in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement would be available at all or on terms acceptable to us.

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

The Company has no current binding arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity but is currently in active communication with an entity. There can be no assurance that the Company will be successful in identifying and evaluating or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria that it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There can be no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. In addition, there can be no assurance that a business combination will benefit stockholders or prove to be more favorable to stockholders than any other investment that may be made by stockholders and investors.

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

The holders of our shares of common stock and those persons who desire to purchase them in any trading market that might develop should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market for the Registrant’s securities to be a limited one.

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

In conjunction with completion of a business combination, it is anticipated that the Company will issue an amount of the Company’s authorized but unissued common stock that represents a majority of the voting power and total capital stock of the Company, which will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in the Company. As a condition of the business combination agreement, the current controlling stockholders of the Company may agree to sell or transfer all or a portion of the Company’s common stock they own so as to provide the target company with all or majority control. The resulting change in control of the Company will likely result in removal of the present officer and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the

Company.

Issuance of additional shares of common stock in connection with a business combination may result in dilution of our common stock.

A business combination normally will involve the issuance of a significant number of additional shares of common stock. Depending upon the value of the assets acquired in such business combination, the per share trading value of the Company’s common stock may increase or decrease, perhaps significantly.

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

Although we intend to focus our search on target businesses located within the United States, we are not limited to this geographical region. It is possible that prospective target businesses could be introduced to us in this and other areas. If we locate a suitable target business outside of the United States, we would be subject to all the inherent risks of doing business in that foreign country. For instance, many countries have had economic difficulties and political instability. If we were to complete a business combination with a target business located in another country, our operations and profitability could be negatively affected by that country’s response to these and other issues. In addition, we cannot assure you that management of the target business will be familiar with United States securities laws. If new management is unfamiliar with our laws, it may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

None.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock trades in the over-the-counter bulletin board market under the symbol RLBY.  The high and low sale prices for 2017 and 2018 are set forth below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
High	$.065	$.050	$.050	$.042
Low	.050	.040	.040	.020

2018
High	$.040	$.053	.055	.065
Low	.022	.030	.029	.023

The Company paid no cash dividends in 2017 or 2018 and had over 400 shareholders of record as of December 31, 2018, not counting the shareholders who hold the Company’s common stock in street name.

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

ANALYSIS OF FINANCIAL CONDITION

Net cash used in operating activities for the year ended December 31, 2018 was $14,945 compared to $22,436 during 2017. The usage of cash was attributable to the net loss, which in turn resulted from general and administrative expenses. The principal items contributing to the usage of $14,945 in 2018 were a loss of $32,794, with an increase in accounts payable and accrued liabilities, offset by accrued interest on the loans from stockholder and affiliate.

Financing activities provided cash flows of $15,000 via the issuance of a promissory note in 2018 with no financing activities occurring in 2017.

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

RESULTS OF OPERATIONS

Net Revenues and Gross Profit

Revenues and gross profit for 2018 and 2017 were zero for both years, as all operations were discontinued as of September 30, 2007.

General and Administrative

General and administrative (“G&A”) expenses primarily consist of legal, accounting and other professional services.

G&A expenses increased from $19,901 in 2017 to $23,236 in 2018.

Interest Expense

Interest expense increased from $9,000 in 2017 to $9,558 in 2018 due to the additional loan from shareholder and affiliate in 2018.

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

The Principal Executive Officer/ Principal Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2018, internal control over financial reporting was effective.

The financial statements of the Company for 2017 and 2018 have been audited by the independent registered public accounting firm of Ramirez Jimenez International CPAs who were given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders and the Board of Directors. This annual report does not include an attestation report from the independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b) Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal controls during the current period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The following table sets forth the name, age and position with the Company of (i) each of the persons currently appointed to the Company’s Board of Directors and (ii) each of the persons currently appointed as Executive Officer(s) of the Company.  The information is current as of March 28, 2019

NAME	AGE	PRINCIPAL POSITION

Hannah M. Bible	39	Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer
Shawn Miles	26	Director
Julia Dayton	50	Director

Below is the biography of the members of the Board of Directors as of March 20, 2019:

Hannah M. Bible is Chief Financial Officer and in-house counsel of Lone Star Value Management, LLC (“Lone Star Value Mgmt.”). Ms. Bible has over 12 years of combined legal and accounting experience across a variety of industries. From May 2016 through August 2017 Ms. Bible served on the board of Crossroads Systems, Inc. (NASDAQ: CRDS), a data storage company. Prior to joining Lone Star Value Mgmt. in June 2014, Ms. Bible was the Director of Finance/CFO at Trinity Church in Greenwich, CT. From October 2011 to December 2012, Ms. Bible served as a legal advisor to RRMS Advisors, a company providing advisory and due diligence services to banking and other institutions with high risk assets. From June 2009 to December 2013, Ms. Bible advised family fund and institutional clients of International Consulting Group, Inc., and its affiliates within the Middle East on matters of security, corporate governance, and U.S. legal compliance. From 2006 to 2008, Ms. Bible served within the U.N. General Assembly as a diplomatic advisor to the Asian-African Legal Consultative Organization, a permanent observer mission to the United Nations. From 2007 until recently, Ms. Bible taught as an Adjunct Professor at Thomas Jefferson School of Law, within the International Tax and Financial Services program. Prior to this Ms. Bible held various accounting positions with Samaritan’s Purse, a large $300MM+ 501(c)(3) organization dedicated to emergency relief and serving the poor worldwide. Previously, Ms. Bible served as a director of AMRH Holdings, Inc. (formerly Spatializer Audio Laboratories). Ms. Bible earned an LLM in Tax from New York University School of Law, a JD with honors from St. Thomas University School of Law, and a BBA in Accounting from Middle Tennessee State University.

Shawn Miles, a director of Reliability since May 2018, has served as an analyst at Hudson Global, Inc., a global recruitment company, since April 2018. Prior to joining Hudson, Mr. Miles served as a research analyst at Lone Star Value Management, LLC, an investment firm based in Old Greenwich, CT. Mr. Miles earned master’s and bachelor’s degrees in Applied Economics from Cornell University’s Dyson School of Applied Economics & Management.

Julia M. Dayton, a director of Reliability since May 2018, is a Consultant in the Health, Nutrition and Population Global Practice at the World Bank, Washington, D.C., working to analyze the cost-effectiveness and optimal allocation of nutrition interventions at the country and global level. Past research topics include the inter-generation impact of HIV/AIDS, health program evaluation and cost-effectiveness analysis.  She also served as a research associate at the Population Council and was a post-doctoral fellow at Yale University’s Center for Interdisciplinary Research on AIDS.  She holds a PhD in Health Economics from Yale University, MPA from the Middlebury Institute of International Studies and a BA from Emory University. She lives in Old Greenwich, CT, with her husband Jeffrey Eberwein, a significant shareholder of the Company and five children.

Directors serve and hold office until their successors are elected by the shareholders, unless they shall sooner resign.

None of the members of the board of directors or executive officers of the Company has, in the last ten years, been involved in any legal proceeding of the type described under Item 401(f) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 furnished to us during the fiscal year ended December 31, 2018, we are not aware of any director, officer or beneficial owner of more than 10% of the common stock of the Company who failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

At present we have not adopted a Code of Ethics applicable to our directors, officers and employees.

Corporate Governance

At present, the Company does not have an audit committee.  The entire board of directors is responsible for the assessment and oversight of the Company’s financial risk exposure.

Item 11.	Executive Compensation.

The Company did not pay any salary to its officers or Directors in 2017 or 2018 and currently has no stock option plan or outstanding stock options.

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

Outstanding equity awards

There are no items required to be disclosed in accordance with Regulation S-K for the year 2018.

Director Compensation

None of the Company’s directors received any cash compensation, stock option awards or other arrangements for services provided in their capacity as directors during the fiscal year ended December 31, 2018. However, all of the Company’s directors are paid employees of Lone Star Value Management, the investment manager of Lone Star Value Investors, LP and Lone Star Value Co-Invest I, LP.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal shareholders

Based on information available to the Company through filings with the Securities and Exchange Commission, each of the following persons or groups beneficially owned 5% or more of the 16,914,693 shares of common stock outstanding as of March 20, 2019.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Jeffrey E. Eberwein (1)	10,187,948	60.23%
53 Forest Avenue, First Floor, Old Greenwich, CT 06870

Lone Star Value Co-Invest I, LP	6,786,588	40.12%
53 Forest Avenue, First Floor, Old Greenwich, CT 06870

Lone Star Value Investors, LP	3,401,360	20.11%
53 Forest Avenue, First Floor, Old Greenwich, CT 06870

____________

(1)	Includes the 3,401,360 shares owned by Lone Star Value Investors, LP (“Lone Star Value Investors”), and 10,187,948 shares owned by Lone Star Value Co-Invest I, LP (“Lone Star Value Co-Invest I”), for which Mr. Eberwein may be deemed the beneficial owner. Mr. Eberwein is the sole investor of Lone Star Value Co-Invest I, and contributed the shares to Lone Star Value Co-Invest I. Mr. Eberwein disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

Security ownership of management

As of March 20, 2019, the amount of common stock owned by the directors of the Company was:

Name of individual or group	Amount and Nature of Beneficial Ownership	Percent of Class

Hannah Bible	-	-%
Shawn Miles	-	-%
Julia M.. Dayton	6,786,588	40.12%
All executive officers and directors as a group	-	-%

(1)		Includes the 6,786,588 shares owned by Lone Star Value Co-Invest I, LP (“Lone Star Value Co-Invest I”), for which Mr. Eberwein is the 100% owner. Mr. Eberwein is the spouse of Mrs. Dayton. Mrs. Dayton disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

Item13.	Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

Previously, on January 15, 2014, the Company issued 3,401,360 shares of common stock to Lone Star Value Investors, LP, an entity ultimately controlled by Mr. Eberwein, who was a director and majority shareholder at the time of the transaction at $0.0147 per share for total proceeds of $50,000.

On June 6, 2014, Lone Star Value Investors, LP issued a promissory note to the Company in the principal amount of $50,000 (“2014 Note”) and on August 2, 2016, Lone Star Value Co-Invest I issued a promissory note a in the amount of $40,000 (“2016 Note”).  On August 10, 2018, the Company issued a promissory note to a shareholder in the amount of $15,000 (“2018 Note”). Lone Star Value Investors and Lone Star Value Co-Invest I are significant shareholders of the Company’s common stock. Under the terms of the 2014 Note, 2016 Note, and 2018 Note interest on the outstanding principal amount accrues at a rate of 10% per annum, and all amounts outstanding under the notes are due and payable on or before June 30, 2019 in respect of the 2014 Note, and August 31, 2021 in respect to the 2016 Note and 2018 Note. All payments of the 2016 Note and 2018 Note are subordinate to the payment of all outstanding amounts due under the 2014 Note. The Company intends to use the proceeds for operating expenses.

Our common stock is quoted on the OTC Marketplace, which does not have director independence requirements.  Under NASDAQ Rule 4200(a)(15), a director is not considered independent if he or she has also been an executive officer or employee of the corporation during the current year or any of the past three years.  As such, only Mr. Miles can be classified as independent under this definition.

Item 14.	Principal Accountant’s Fees and Services

Aggregate fees paid or payable to Ramirez Jimenez International CPAs in connection with their services during fiscal years 2017 and 2018 are listed below:

Fee category	2018	2017

Audit Fees	$14,500	$14,500
Audit-related fees	-	-
Tax fees	$1,100	1,100
All other fees	-	-
Total fees	$15,600	$15,600

Audit Fees: Consists of fees billed for professional services rendered for the audits of Reliability’s annual financial statements and the review of Reliability’s quarterly financial statements.

Tax Fees: Consists of tax compliance/preparation and other tax services. Tax compliance/preparation consists of fees billed for professional services related to federal and state tax compliance.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this report or incorporated by reference:

Financial Statements: as referenced in Item 8 hereof.

3.1	Restated Articles of Incorporation (with amendment). Reference is made to Exhibit 3 to the Company’s Current Report on Form 8-K for the quarter ended June 30, 1995.
3.2	Certificate of Amendment to Articles of Incorporation. Reference is made to Exhibit 5.03 of the Company’s Form 10-Q filed on November 14, 2016.

3.3	Certificate of Amendment to Articles of Incorporation. Reference is made to Exhibit 5.03 of the Company’s Form 8-K filed on January 28, 2014.

3.4	Certificate of Amendment to Articles of Incorporation. Reference is made to Exhibit 5.03 of the Company’s Form 8-K filed on April 30. 2014.

3.5	Certificate of Amendment to Articles of Incorporation. Reference is made to Exhibit 3.03 of the Company’s Form 8-K filed on October 3, 2013.

3.6	Restated Bylaws. Reference is made to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

3.7	Amended Bylaws. Reference is made to Exhibit 3.01 of the Company’s Form 8-K, filed on April 6, 2007.

23.1	Consent of Independent Registered Public Accounting Firm - Ramirez Jimenez International CPAs.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith. (Certification will not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, as amended).

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

RELIABILITY INCORPORATED
(Registrant)

DATE: March 28, 2019		/s/ Hannah Bible
	By:	Hannah Bible
	Its:	Chairman of the Board of Directors, President, Chief Executive Officer, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

DATE: March 28, 2019		/s/ Hannah Bible
	By:	Hannah Bible
	Its:	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)

DATE: March 28, 2019		/s/ Shawn Miles
	By:	Shawn Miles
	Its:	Director

DATE: March 28, 2019		/s/ Julia M. Dayton
	By:	Julia M. Dayton
	Its:	Director, Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Reliability Incorporated:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Reliability Incorporated (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Security and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Ramirez Jimenez International CPAs

We have served as the Company’s auditor since 2009.

Irvine, California

March 28, 2019

RELIABILITY INCORPORATED

BALANCE SHEETS

	December 31,
	2018	2017

ASSETS
Current Assets:
Cash and cash equivalents	$8,098	$8,043
Total current assets	8,098	8,043

Total Assets	$8,098	$8,043

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$15,961	$7,670
Loan from stockholder and affiliate, current portion	50,000	0
Interest on loans, current portion	22,864	0

Total current liabilities	88,825	7,670

Long-term Liabilities:
Loans from stockholder and affiliate	55,000	90,000
Interest on loans	10,218	23,524
Total Long-term Liabilities	65,218	113,524

Total Liabilities	154,043	121,194

Stockholders' Equity (Deficit):
Preferred stock, without par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, without par value; 300,000,000 shares authorized; 17,268,993 shares issued	9,912,150	9,912,150
Accumulated deficit	(8,963,578)	(8,930,784)
Less treasury stock at cost, 354,300 shares	(1,094,517)	(1,094,517)

Total stockholders' deficit	(145,945)	(113,151)

Total Liabilities and Stockholders' Deficit	$8,098	$8,043

The accompanying notes are an integral part of these financial statements.

RELIABILITY INCORPORATED

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2018	2017
Operating Expenses:
General and administrative	$23,236	$19,901
Interest expense	9,558	9,000
Total Operating Expenses	32,794	28,901

Other income
Loss Before Income Taxes	(32,694)	(28,901)
Income Taxes	100	250

Net Loss	$(32,794)	$(29,151)

Basic and diluted loss per share:	$-	$-

Weighted average shares outstanding:
Basic	16,914,693	16,914,693
Diluted	16,914,693	16,914,693

The accompanying notes are an integral part of these financial statements.

RELIABILITY INCORPORATED

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Shares in thousands)

	Common Stock		Treasury Stock (At Cost)			Total
	Shares	Amount	Shares	Amount	Accumulated Deficit	Stockholders' (Deficit)

Balance at December 31, 2016	17,268	$9,912,150	(354)	$(1,094,517)	$(8,901,633)	$(84,000)

Net loss					(29,151)	(29,151)

Balance at December 31, 2017	17,268	$9,912,150	(354)	$(1,094,517)	$(8,930,784)	$(113,151)

Net loss					(32,794)	(32,794)

Balance at December 31, 2018	17,268	$9,912,150	(354)	$(1,094,517)	$(8,963,578)	$(145,945)

The accompanying notes are an integral part of these financial statements.

RELIABILITY INCORPORATED

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(32,794)	$(29,151)
Adjustments to reconcile net loss to net cash used in operating activities: Accrued interest on loans from stockholder and affiliate	9,558	9,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	8,291	(2,285)
Net cash used in operating activities	(14,945)	(22,436)

Cash flows from financing activities:
Proceeds from loan from affiliate	15,000	-
Net cash provided by financing activities		-
Net increase (decrease) in cash and cash equivalents	15,000	(22,436)
Cash and cash equivalents:
Beginning of year	8,043	30,479
End of year	$8,098	$8,043

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$100	$250

The accompanying notes are an integral part of these financial statements.

RELIABILITY INCORPORATED

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

December 31, 2018 and 2017

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

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company generated net losses in 2018 and 2017, outstanding stock options would have been anti-dilutive and were not considered in these calculations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, and accounts payable and accrued liabilities at December 31, 2018 and 2017 approximated fair value due to their short maturity or nature. It is not practicable to estimate the fair value of the loans from shareholder and affiliate due to the related party nature of the amounts.

RECLASSIFICATION

Certain amounts in the 2017 financial statements have been reclassified to conform to the 2018 presentation.

2.  INCOME TAXES

At December 31, 2018, the Company had U.S. net operating loss carryforwards of approximately $15 million that will expire commencing in 2023 through 2038. These carryforwards may be subject to certain limitations on annual utilization in the event of a change in ownership, as defined by tax law. The Company has established valuation allowances to fully offset the deferred income tax assets related to these loss carryforwards, based upon  the available evidence that indicates that it is more likely than not that the Company will not realize the tax benefits. The Company’s income tax returns remain subject to examination for the years 2015 through 2018 for federal and state purposes.

RELIABILITY INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2018 and 2017

3.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of December 31, 2018 and 2017 consist of the following:

	December 31,
	2018	2017

Legal and accounting costs	$15,140	7,670
Amount owed to related party- Loan Star Value Management	821
Total	$15,961	$7,670

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

5.  STOCKHOLDERS’ EQUITY (DEFICIT)

Previously on January 15, 2014, the Company issued 3,401,360 shares of its common stock, in a private placement to Lone Star Value Investors, LP at $0.0147 per share of unregistered shares for total proceeds of $50,000.  Jeffrey E. Eberwein is the manager of Lone Star Value Investors LP’s general partner and was the president, chief executive officer and a director of the Company and owned 6,786,588 shares of the Company at the time of the transaction. Lone Star Value Investors, LP and its affiliates thus had adequate access to information about the Company. Lone Star Value Investors, LP is an accredited investor, as defined under Rule 501 of the Securities Act.

6.  RELATED PARTY TRANSACTIONS

As articulated above, on January 15, 2014, the Company issued 3,401,360 shares of common stock to Lone Star Value Investors, LP, an entity at the time of the transaction controlled by a director and officer of the Company, for proceeds of $50,000.  The proceeds of this issuance were used to assist in funding the Company’s operating expenses. On June 6, 2014, Lone Star Value Investors, LP issued a five year promissory note in the principal amount of $50,000, with interest accruing at a rate of 10% per annum (the 2014 Note) , and all amounts outstanding under this note are due and payable on or before June 30, 2019.  Given the maturity date of 2019, the 2014 Note and related accrued interest have been classified as current liabilities on the 2018 balance sheet. Also on August 2, 2016 and August 13, 2018, Lone Star Value Co-Invest I, LP issued promissory notes in the principal amount of $40,000 and $15,000, respectively, with interest accruing at a rate of 10% per annum, and all amounts outstanding under these notes are due and payable on or before August 21, 2021. Given the maturity dates, these notes, they have been classified as long-term liabilities on the 2018 balance sheet. During the years ended December 31, 2018 and 2017, the Company recognized interest expense in the amount of $9,557 and $9,000, respectively, on these promissory notes. Such accrued interest in the amount of $33,082 and $23,524 as of December 31, 2018 and 2017, respectively, are reflected in interest on loans on the accompanying balance sheets.

Included in accounts payable and accrued liabilities at December 31, 2018 is $821 payable to Loan Star Value Management (Loan Star) for professional fees paid by Lone Start on behalf of the Company.

7.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 28, 2019 and determined that there are no material subsequent events that have occurred since December 31, 2018 that require recognition or disclosure in the financial statements.

