Form 10-K/A
period 2018-12-31
RELIABILITY INC
filed 2019-03-29
CIK 34285

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

1

EXPLANATORY NOTE

This amendment no. 1 is filed to submit the correct Certifications that were erroneouly filed on March 28, 2019. that is the only difference between the original filing and this amendment.

RELIABILITY INCORPORATED

Form 10-K/A

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

