Form 10-Q
period 2019-03-31
RELIABILITY INC
filed 2019-05-15
CIK 34285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☒ YES ☐ NO

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	RLBY	OTC Pink marketplace of the OTC Markets Group

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,914,693 shares of Common Stock, no par value, as of May 14, 2019.

1

RELIABILITY INCORPORATED
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INCORPORATED

UNAUDITED BALANCE SHEETS

As of March 31, 2019 and December 31, 2018

	March 31 2019	December 31 2018
ASSETS
Current Assets:
Cash and cash equivalents	$4,194	$8,043
Total current assets	4,194	8,043

Total Assets	$4,194	$8,043

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$14,683	$15,961
Loan from stockholder and affiliate, current portion	50,000	50,0000
Interest on loans, current portion	24,096	22,864

Total current liabilities	88,779	88,825

Long-term Liabilities:
Loans from stockholder and affiliate	55,000	55,000
Interest on loans	11,574	10,218
Total Long-term Liabilities	66,574	65,218

Total Liabilities	155,353	154,043

Stockholders' Equity (Deficit):
Preferred stock, without par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, without par value; 300,000,000 shares authorized; 17,268,993 shares issued	9,912,150	9,912,150
Accumulated deficit	(8,968,792)	(8,963,578)
Less treasury stock at cost, 354,300 shares	(1,094,517)	(1,094,517)

Total stockholders' deficit	(151,159)	(145,945)

Total Liabilities and Stockholders' Deficit	$4,194	8,043

The accompanying notes are an integral part of these statements.

3

RELIABILITY INCORPORATED

UNAUDITED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2019	2018
Operating Expenses:
General and administrative	$2,626	$2,986
Interest Expense	2,588	2,219
Total Expenses	5,214	5,205

Net Loss	$(5,214)	$(5,205)

Basic and diluted loss per share:	$-	$-

Weighted average shares outstanding:
Basic	16,914,693	16,914,693
Diluted	16,914,693	16,914,693

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Shares in thousands)

	Common Stock		Treasury Stock (At Cost)			Total
	Shares	Amount	Shares	Amount	Accumulated Deficit	Stockholders' (Deficit)

Balance at December 31, 2017	17,268	$9,912,150	(354)	$(1,094,517)	$(8,930,784)	$(113,151)

Net Loss					(32,794)	(32,794)

Balance at December 31, 2018	17,268	$9,912,150	(354)	$(1,094,517)	$(8,963,578)	$(145,945)

Net loss					(5,214)	(5,214))

Balance at March 31, 2019	17,268	$9,912,150	(354)	$(1,094,517)	$(8,968,792)	$(151,159)

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED

UNAUDITED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,214)	$(5,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on loans from stockholders and affiliate	2,588	2,219
Accounts payable and accrued liabilities	(1,278)	2,986)
Net cash used in operating activities	(3,904)	-0-

Net decrease in cash and cash equivalents	(3,904)	-0-
Cash and cash equivalents:
Beginning of period	8,098	8,043
End of period	$4,194	$8,043

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2019

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

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

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

March 31, 2019

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

2. INCOME TAXES

The Company has substantial U.S. net operating loss carryforwards that will expire in 2023 through 2038. These carryforwards are subject to certain limitations on annual utilization and in the event of a change in ownership, as defined by tax law. See Note 2 to the Company’s financial statements in its Form 10-K for the year ended December 31, 2018.

The Company’s income tax returns remain subject to examination for the years 2015 through 2018 for federal and state purposes.

3. STOCKHOLDERS’ EQUITY (DEFICIT)

On January 15, 2014, the Company issued 3,401,360 shares of unregistered common stock in a private placement to Lone Star Value Investors, LP, an entity controlled by a former director and officer of the Company, Jeffrey E. Eberwein for cash proceeds of $50,000. Mr. Eberwein is the manager of Lone Star Value Investors LP’s general partner and was the president, chief executive officer and a director of the Company and owned 6,786,588 shares of the Company at the time of the transaction. Lone Star Value Investors, LP and its affiliates thus had adequate access to information about the Company. The proceeds of this issuance were used to assist in funding the Company’s operating expenses.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2019

4. LOANS FROM STOCKHOLDER AND AFFILIATE

On June 6, 2014, a shareholder, Lone Star Value Investors, LP, issued a promissory note to the Company in the amount of $50,000 (“2014 Note”). The proceeds of the note are being used for ongoing operating expenses. The loan bears interest at 10% per annum. Interest on the loan and the full amount of the principal is to be repaid on June 30, 2019.

On August 2, 2016, the Company issued a promissory note to an affiliate of a shareholder in the amount of $40,000 (“2016 Note”).  The proceeds of the 2016 Note will be used for ongoing operating expenses.   The 2016 Note bears interest at 10% per annum.  Interest and principal on the 2016 Note is to be repaid on August 31, 2021, and all payments are subordinate to the payment of all outstanding amounts due under the 2014 Note.

On August 10, 2018, the Company issued a promissory note to an affiliate of a shareholder in the amount of $15,000 (“2018 Note”).  The proceeds of the 2018 Note will be used for ongoing operating expenses.   The loan bears interest at 10% per annum.  Interest and principal on the loan is to be repaid on August 31, 2021, and all payments are subordinate to the payment of all outstanding amounts due under the 2014 Note.

During the three months ended March 31, 2019 and March 31, 2018, the Company recognized aggregate interest expense in the amounts of $2,588 and $2,219, respectively. Total accrued interest on the 2014 Note, 2016 Note, and 2018 Note is $35,670 and $33,082 as of March 31, 2019 and December 31, 2018, respectively.

As of September 30, 2018, the Company had $821 payable to Lone Star Value Management as reimbursement for a payment made to the Company’s transfer agent on the Company’s behalf.  This amount is included in accounts payable and accrued liabilities on the accompanying March 31, 2019 and December 31, 2018 balance sheets.

.

5. SUBSEQUENT EVENTS

On May 13, 2019, the Company issued a promissory note to an affiliate of a shareholder in the amount of $15,000 (“2019 Note”).  The proceeds of the 2019 Note will be used for ongoing operating expenses.   The loan bears interest at 10% per annum.  Interest and principal on the loan is to be repaid on August 31, 2021, and all payments are subordinate to the payment of all outstanding amounts due under the 2014 Note. The foregoing description of the 2019 Note is qualified in its entirety by reference to the full text of the 2019 Note, which is attached hereto as Exhibit 99.1 and is incorporated herein by reference.

No other material subsequent events have occurred since March 31, 2019 that require recognition or disclosure in the financial statements.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS

March 31, 2019

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

There have been no material changes or developments in the Company’s evaluation of the accounting estimates and the underlying assumptions or methodologies that it believes to be Critical Accounting Policies and Estimates as disclosed in its Form 10-K for the year ended December 31, 2018.

Management’s Discussion included in the Form 10-K for the year ended December 31, 2018 includes discussion of various factors and items related to the Company’s results of operations and liquidity. There have been no other significant changes in most of the factors discussed in the Form 10-K and many of the items discussed in the Form 10-K are relevant to 2019 operations; thus the reader of this report should read Management’s Discussion included in Form 10-K for the year ended December 31, 2018.

RESULTS OF OPERATIONS

Revenues

Revenues for the three months ended March 31, 2019 and 2018 were zero, since all operations were discontinued as of September 30, 2007.

General and Administrative

General and administrative (G&A) expenses for the three months ended March 31, 2019 were $2,626 and were $2,986, for the comparable period in 2018. The Company expects a comparable amount of G&A expenses going forward.

Interest Expense

The Company recognized interest expense related to the loans from stockholder and affiliate in the amount of $2,588 and $2,219 during the three months ended March 31, 2019 and March 31, 2018, respectively. Interest expense was previously reported as a component of general and administrative expenses, but has been reclassified into a separate line item on the accompanying statements of operations. The Company expects interest expense to increase going forward as a result of the 2019 Note.

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

Net cash of $3,904 was used by operating activities during the three months ended March 31, 2019, compared to no cash expended in the comparable period of 2018. The fluctuation was attributable to a decrease in accounts payable and accrued liabilities.

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

RELIABILITY INCORPORATED

OTHER INFORMATION

March 31, 2019

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1a. Risk Factors

In addition to the other information set forth in this Quarterly Report, stockholders should carefully consider the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.	Exhibits:

The following exhibits are filed as part of this report:

99.1	Promissory Note, dated May 13, 2019

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

RELIABILITY INCORPORATED (Registrant)

May 15, 2019	/s/ Hannah Bible
Hannah Bible
President and Chief Executive Officer
/s/ Hannah Bible
Hannah Bible
Chief Financial Officer

.

Index to Exhibits

Exhibit No.	Description

99.1	Promissory Note, dated May 13, 2019

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

