Form 10-Q
period 2019-06-30
RELIABILITY INC
filed 2019-08-14
CIK 34285

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

☒ YES o NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” , “smaller reporting company” or Emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☒ YES ☐ NO

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,914,693 shares of Common Stock, no par value, as of August 9 2019.

1

RELIABILITY INCORPORATED
Quarterly Report on Form 10-Q
As of and For the Three and Six Months Ended June 30, 2019

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED

UNAUDITED BALANCE SHEETS

As of June 30, 2019 and December 31, 2018

	June 30, 2019	December 31, 2018

Current assets:
Cash and cash equivalents	$7,737	$8,098

Total current assets	7,737	8,098

Total assets	7,737	$8,098

Current liabilities:
Accounts payable and accrued liabilities	$8,584	$15,961
Loans from stockholder and affiliate	50,000	50,000
Accrued interest on loans	25,342	22,864
Total current liabilities	$83,926	$88,825

Long-term liabilities
Loans from stockholder and affiliate	$70,000	55,000
Interest on loans	13,147	10,218
Total long term liabilities	83,147	65,218

Total liabilities	$167,073	154,043

Stockholders' equity (deficit):
Preferred stock, without par value; 1,000,000 shares authorized, none issued and outstanding
Common stock, without par value; 300,000,000 shares authorized; 17,268,993 shares issued	9,912,150	9,912,150
Accumulated deficit	(8,976,969)	(8,963,578)
Less treasury stock at cost, 354,300 shares	(1,094,517)	(1,094,517)

Total stockholders' deficit	(159,336)	(145,945)

Total liabilities and stockholders' deficit	$7,737	8,098

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED

UNAUDITED STATEMENTS OF OPERATIONS

 FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

	Three months ended June 30,
	2019	2018

Operating expenses:
General and administrative	$5,356	$3,850
Interest expense	2,819	2,244
Total expenses	$8,177	6,094
Operating loss	(8,177)	(6,094)
Loss before taxes	(8,177)	(6,094)
Taxes	-	-
Net loss	$(8,177)	$(6,094)
Basic and Diluted Loss Per Share	$(0.00)	$(0.00)
Weighted average shares:
Basic	16,914,693	16,914,693
Diluted	16,914,693	16,914,693

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED

UNAUDITED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	Six months ended June 30,
	2019	2018

Operating expenses:
General and administrative	$7,984	$6,836
Interest expense	5,407	4,463
Total expenses	13,391	11,299
Operating loss	(13,391)	(11,299)
Loss before taxes	(13,391)	(11,299)
Taxes	-	-
Net loss	$(13,391)	$(11,299)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)
Weighted average shares:
Basic	16,914,693	16,914,693
Diluted	16,914,693	16,914,693

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Shares in thousands)

	Common Stock		Treasury Stock (At Cost)			Total
	Shares	Amount	Shares	Amount	Accumulated Deficit	Stockholders' (Deficit)

Balance at December 31, 2017	17,268	$9,912,150	(354)	$(1,094,517)	$(8,930,784)	$(113,151)

Net Loss					(32,794)	(32,794)

Balance at December 31, 2018	17,268	$9,912,150	(354)	$(1,094,517)	$(8,963,578)	$(145,945)

Net loss					(13,391)	(13,391))

Balance at June 30, 2019	17,268	$9,912,150	(354)	$(1,094,517)	$(8,976,969)	$(159,336))

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED

UNAUDITED STATEMENTS OF CASH FLOWS

 FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(13,391)	$(11,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on loans from stockholder and affiliate	5,407	4,463
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(7,377)	6,836
Net cash used in operating activities	(15,361)	-

Net cash provided by financing activities
Proceeds from loan from affiliate	15,000	-
Net (decrease) in cash and cash equivalents	(361)	-
Cash and cash equivalents:
Beginning of period	8,098	8,043
End of period	$7,737	$8,043

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2019

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

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Stock Options

Compensation cost relating to stock-based payments, including grants of employee stock options, is recognized in the financial statements based on the fair value of the equity instruments issued on the grant date. The Company recognized the fair value of stock-based compensation awards as compensation expense in its statement of operations on a straight line basis, over the vesting period.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2019

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

2. INCOME TAXES

The Company has substantial U.S. net operating loss carryforwards that will expire in 2024 through 2036. These carryforwards are subject to certain limitations on annual utilization and in the event of a change in ownership, as defined by tax law. See Note 2 to the Company’s financial statements in its Form 10-K for the year ended December 31, 2018.

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

RELIABILITY INCORPORATED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2019

4. LOANS FROM STOCKHOLDER AND AFFILIATE

On June 6, 2014, a shareholder, Lone Star Value Investors, LP was issued a promissory note by the Company in the amount of $50,000 (2014 Note). The proceeds of the note are being used for ongoing operating expenses. The loan bears interest at 10% per annum. Interest on the loan and the full amount of the principal was to be repaid on June 30, 2019. Payment on this Note was extended via consent of Lone Star Value Investor, LP and via unanimous consent of the board and to December 31, 2019 and will continue to accrue interest at the stated rate of 10% of annum.

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

On May 13, 2019, the Company issued a promissory note to an affiliate of a shareholder in the amount of $15,000 (the “2019 Note”).  The proceeds of the 2019 Note will be used for ongoing operating expenses.   The loan bears interest at 10% per annum.  Interest and principal on the loan is to be repaid on August 31, 2021, and all payments are subordinate to the payment of all outstanding amounts due under the 2014 Note.

During the six months ended June 30, 2019 and June 30, 2018, the Company recognized aggregate interest expense in the amount of $5,407 and $4,463 respectively. During the three months ended June 30, 2019 and 2018, the Company recognized interest expense in the amount of and $2,819 and $2,244, respectively. Total accrued interest on the combined 2014 Note, 2016 Note, 2018 Note, and 2019 Note is $38,489 and $33,082 as of the June 30, 2019 and December 31, 2018 respectively.

As of September 30, 2018, the Company had $821 payable to Lone Star Value Management as reimbursement for a payment made to the Company’s transfer agent on the Company’s behalf.  This amount is included in accounts payable and accrued liabilities on the accompanying June 30, 2019 balance sheet.

5. SUBSEQUENT EVENTS

No other material subsequent events have occurred since June 30, 2019 that require recognition or disclosure in the financial statements.

RELIABILITY INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS

June 30, 2019

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

RESULTS OF OPERATIONS

Revenues

Revenues for the three and six months ended June 30, 2019 were zero, since all operations were discontinued as of September 30, 2007.

General and Administrative

General and administrative expenses for the three and six months ended June 30, 2019 were $5,357 and $7,984 respectively, as compared to $3,850 and $6,836 in the comparable periods in 2018. The increase is due to higher filing and accounting expenses in 2019 as compared to 2018. The Company expects a comparable amount of G&A expenses going forward.

Interest Expense

The Company recognized interest expense in the amount of $2,819 and $5,407 during the three and six months ended June 30, 2019, respectively, related to the loans from stockholder and affiliate. The interest expense in the prior year was $2,244 and $4,463 for the corresponding periods through June 30, 2018. The increase in interest expense was due to the issuance of the 2019 Note. The Company expects interest expense to increase going forward as a result of the 2019 Note.

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

The Company used cash of $(15,361) for operating activities for a total change in cash of ($361) during the six months ended June 30, 2019 compared to $0 in the comparable period of 2018. The decrease was attributable to a decrease in accounts payable and accrued liabilities during the six months ended June 30, 2019, offset by the 2019 Note.

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

June 30, 2019

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.	Exhibits:

The following exhibits are filed as part of this report:

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) the Notes to Financial Statements, tagged as blocks of text and in detail (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED (Registrant)

August 14, 2019	/s/ Hannah Bible
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

