Form 10-Q
period 2019-09-30
RELIABILITY INC
filed 2019-11-14
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 000-07092

RELIABILITY INCORPORATED

(Exact name of registrant as specified in its charter)

Texas	75-0868913
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

22 Baltimore Road Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

(202) 965-1100

(Registrant’s telephone number, including area code)

N/A

Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

As of November 14, 2019, the registrant had 300,000,000 shares of common stock, no par value per share, issued and outstanding.

RELIABILITY INCORPORATED

Form 10-Q

September 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INCORPORATED

UNAUDITED BALANCE SHEETS

As of September 30, 2019, and December 31, 2018

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,382	$8,098

Total current assets	2,382	8,098

Total assets	$2,382	$8,098

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$6,863	$15,961
Loan from stockholder and affiliate, current portion	50,000	50,000
Interest on loans, current portion	26,592	22,864

Total current liabilities	83,455	88,825

Long term liabilities:
Interest on loans	14,922	10,218
Loans from shareholder and affiliate	70,000	55,000

Total long-term liabilities	84,922	65,218

Total liabilities	168,377	154,043

Subsequent events (note 5)

Stockholders’ equity (deficit):
Preferred stock, without par value; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, without par value; 300,000,000 shares authorized; 17,268,993 shares issued	9,912,150	9,912,150
Accumulated deficit	(8,983,628)	(8,963,578)
Less treasury stock at cost, 354,300 shares	(1,094,517)	(1,094,517)

Total stockholders’ deficit	(165,995)	(145,945)

Total liabilities and stockholders’ deficit	$2,382	$8,098

See accompanying notes to unaudited financial statements.

RELIABILITY INCORPORATED

UNAUDITED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Three months ended September 30,
	2019	2018
Operating expenses:
General and administrative	$3,814	$3,734
Interest expense	3,025	2,449
Total expenses	6,839	6,183
Operating loss	(6,839)	(6,183)
Loss before income taxes	(6,839)	(6,183)
Income taxes	-	50

Net loss	$(6,839)	$(6,232)
Basic and diluted loss per share	(0.00)	(0.00)
Weighted average shares:
Basic	16,914,693	16,914,693
Diluted	16,914,693	16,914,693

See accompanying notes to unaudited financial statements.

RELIABILITY INCORPORATED

UNAUDITED STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Nine months ended September 30,
	2019	2018
Operating expenses:
General and administrative	$11,618	$10,570
Interest expense	8,432	6,912
Total expenses	20,050	17,482

Loss before income taxes	(20,050)	(17,482)
Income taxes	-	50

Net loss	$(20,050)	$(17,532)
Basic and diluted loss per share	(0.00)	(0.00)
Weighted average shares:
Basic	16,914,693	16,914,693
Diluted	16,914,693	16,914,693

See accompanying notes to unaudited financial statements.

RELIABILITY INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND THE YEAR ENDED DECEMBER 31, 2018

(Shares in thousands)

(Unaudited)

	Common Stock		Treasury Stock (At Cost)		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Deficit	(Deficit)

Balance at December 31, 2017	17,268	$9,912,150	(354)	$(1,094,517)	$(8,930,784)	$(113,151)

Net Loss					(32,794)	(32,794)

Balance at December 31, 2018	17,268	$9,912,150	(354)	$(1,094,517)	$(8,963,578)	$(145,945)

Net loss					(20,050)	(20,050)

Balance at September 30, 2019	17,268	$9,912,150	(354)	$(1,094,517)	$(8,983,628)	$(165,995)

See accompanying notes to unaudited financial statements.

RELIABILITY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(20,050)	$(17,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on loans from stockholder and affiliate	8,432	6,912
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(9,098)	(4,275)
Net cash used in operating activities	(20,716)	(14,895)

Cash flows from financing activities:
Loan from shareholder and affiliate	15,000	15,000
Net cash provided by financing activities	15,000	15,000
Net (decrease) increase in cash and cash equivalents	(5,716)	105
Cash and cash equivalents:
Beginning of period	8,098	8,043
End of period	$2,382	$8,148

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$50

See accompanying notes to unaudited financial statements.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2019

1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Reliability Incorporated (the “Company”) was incorporated under the laws of the State of Texas in 1953, but the principal business of the Company started in 1971, and was closed down in 2007. The Company has no further operating activities and is now a shell company (see Note 5).

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

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Stock Options

Compensation cost relating to stock-based payments, including grants of employee stock options, is recognized in the financial statements based on the fair value of the equity instruments issued on the grant date. The Company recognized the fair value of stock-based compensation awards as compensation expense in its statement of operations on a straight-line basis, over the vesting period.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2019

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

September 30, 2019

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

During the nine months ended September 30, 2019 the Company recognized aggregate interest expense in the amount of $8,432. During the three months ended September 30, 2019, the Company recognized interest expense in the amount of $3,025. Total accrued interest on the combined 2014 Note, 2016 Note, 2018 Note, and 2019 Note is $41,514 as of September 30, 2019.

As of September 30, 2018, the Company had $821 payable to Lone Star Value Management as reimbursement for a payment made to the Company’s transfer agent on the Company’s behalf. This amount is included in accounts payable and accrued liabilities on the accompanying September 30, 2019 balance sheet.

5. SUBSEQUENT EVENTS

On September 18, 2019, the Company, R-M Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), The Maslow Media Group, Inc. (“Maslow”), Jeffrey Eberwein, Naveen Doki, and Silvija Valleru (together with Dr. Doki, the “Shareholders”) entered into a Merger Agreement (the “Merger Agreement”). The Merger Agreement provided for, among other things, a business combination whereby Merger Sub would merge with and into Maslow, with Maslow as the surviving entity (the “Merger”). The Merger closed in accordance with the terms of the Merger Agreement on October 29, 2019. As a result of the Merger, the separate corporate existence of Merger Sub ceased, and Maslow continued as the surviving corporation and a wholly owned subsidiary of the Company.

Prior to the closing of the Merger, as required by the Merger Agreement, the Company undertook certain actions, including, but not limited to, certain debt conversions. Pursuant to a debt conversion agreement dated October 28, 2019 between the Company and Lone Star Value Co-Invest I, LP (“LSV Co-Invest”) and a debt conversion agreement dated October 28, 2019 between the Company and Lone Star Value Investors, LP (“LSV Investors”) (together, the “Debt Conversion Agreements”), the Company converted substantially all of its issued and outstanding liabilities and debts into 1,085,307 shares of its authorized, issued and outstanding common stock, pursuant to which $50,000 and $70,000 in principal and interest accrued through September 18, 2019, was converted into 514,893 and 570,414 shares of the Company’s common stock for LSV Investors and LSV Co-Invest, respectively. As of the date of the Debt Conversion Agreements, each of LSV Investors and LSV Co-Invest were significant shareholders of the Company’s common stock, each owning greater than 5%, and therefore were related parties of the Company.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2019

As a result of the Merger, the Company ceased to be a shell company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and by virtue of its ownership of Maslow became an indirect operating entity. The Merger is intended to be a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and the Merger Agreement is intended to be a “plan of reorganization” within the meaning of the regulations promulgated under Section 368(a) of the Code and for the purpose of qualifying as a tax-free transaction for federal income tax purposes. The parties to the Merger Agreement agreed to report the Merger as a tax-free reorganization under the provisions of Section 368(a), and covenanted that none of them will take or cause to be taken any action which would prevent the transactions contemplated by the Merger Agreement from qualifying as a reorganization under Section 368(a).

At the effective time of the Merger, all shares of Maslow common stock issued and outstanding immediately prior to the effective time of the Merger were converted into a number of shares of the Company’s common stock constituting 94% of the total issued and outstanding shares of Company common stock, or 282,000,000 shares (the “Merger Consideration”). The shareholders of the Company as of immediately prior to the closing collectively retained a total aggregate number of shares of the Company’s common stock constituting 6% of the issued and outstanding shares of the Company’s common stock immediately following the effective time of the Merger, or 18,000,000 shares of the Company’s common stock.

In addition, at the effective time of the Merger, each share of Maslow common stock that was issued and outstanding immediately prior to the effective time of the Merger that was owned by Maslow as treasury stock was canceled and retired without any payment or distribution with respect to such shares; any outstanding shares of Maslow common stock that were owned by the Company, Merger Sub or any other direct or indirect wholly owned subsidiary of the Company or Merger Sub, were cancelled and retired and ceased to exist and no cash or consideration was delivered in exchange for such shares; and all outstanding shares of common stock of Merger Sub issued and outstanding immediately prior to the effective time of the Merger were converted into and became, collectively, one share of Maslow common stock and constitute the only outstanding share of capital stock of Maslow.

At the closing, the then-current members of the Company’s Board of Directors consisting of Hannah Bible, Shawn Miles, and Julia Dayton elected Mark Speck to serve on the Company’s Board of Directors, and subsequently each of Mr. Miles and Ms. Dayton resigned. Mr. Eberwein remained as a Board observer.

Also, at the closing, the officers of the Company as of immediately before the closing resigned, and the Company’s Board of Directors, as newly constituted as set forth above, elected new officers of the Company, consisting of Nick Tsahalis (as President) and Mark Speck (as Chief Financial Officer and Secretary).

On October 30, 2019, the Company’s Board of Directors appointed Nick Tsahalis, the Company’s President, as a member of the Board of Directors. Following Mr. Tsahalis’ appointment to the Board of Directors, the Company’s Board of Directors consists of three directors: Nick Tsahalis, Mark Speck and Hannah Bible.

The Company previously indicated that at the closing of the Merger, the Company entered into a Lock-Up Agreement with each of Mr. Eberwein, Dr. Doki, Shirisha Janumpally, Dr. Valleru, Igly Trust, a trust for which Kalyan Pathuri (Dr. Valleru’s spouse) is sole trustee and beneficiary, and Judos Trust, a trust for which Mrs. Janumpally is the sole trustee and beneficiary (each a “Holder”) (each, a “Lock-Up Agreement”) pursuant to which each Holder agreed not to (i) offer for sale, sell, pledge or otherwise dispose of (or enter into any transaction or device that is designed to, or could be expected to, result in the disposition by any person at any time in the future of) any shares of Company common stock; (ii) enter into any swap or other derivatives transaction that transfers to another, in whole or in part, any of the economic benefits or risks of ownership of shares of Company common stock, whether any such transaction is to be settled by delivery of shares of Company common stock or other securities, in case or otherwise; or (iii) publicly disclose the intention to do (i) or (ii) constituting the merger consideration or held by the Holders as of the closing of the Merger for a period of one year following the closing of the Merger. However, the Company waived the requirement that each of Mrs. Janumpally, Federal Systems (a company owned and controlled by Mrs. Janumpally), Mrs. Pathuri and Mr. Eberwein enter into a Lock-Up Agreement. Accordingly, such persons did not enter into a Lock-Up Agreement with the Company. Although shares held by such persons are not subject to a Lock-Up Agreement, the shares are restricted and may not be sold without registration or an exemption from registration. Because the Company was a shell company prior to the Merger, Rule 144 will not be available for the resale of such shares until one year has elapsed, in addition to certain other requirements.

RELIABILITY INCORPORATED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2019

The unaudited pro forma combined balance sheet as of September 30, 2019, as well as the unaudited combined income statements for the year ended December 31, 2018 for The Maslow Media Group, Inc. and Reliability Incorporated and for the nine months ended September 30, 2019 for The Maslow Media Group Inc. and Reliability Incorporated, presented herein, gives effect to the Merger as if the transaction had occurred at the beginning of such period and includes certain adjustments within the income statements and balance sheet section that are directly attributable to the transaction.

UNAUDITED CONDENSED COMBINED PRO FORMA INCOME STATEMENTS

	Year Ended December 31, 2018
				Pro Forma (Unaudited)
	MMG		RLBY	Adjustments		Combined
Revenue	$
Workforce Management		37,637,982				37,637,982

Total revenue earned		37,637,982	-	-		37,637,982

Cost of Revenue
Workforce Management		33,773,519				33,773,519

Total cost of revenue		33,773,519	-	-		33,773,519

Gross Profit		3,864,463	-	-		3,864,463

General and administrative expenses		2,670,376	23,236			2,693,612

Operating Income (Loss)		1,194,087	(23,236)	-		1,170,851

Other Expense		(625,549)	(9,558)	9,558	(1)	(625,549)

Income before tax benefit (expense)		568,538	(32,794)	9,558	(1)	545,302
Income Tax benefit (expense)		(182,457)	100	-		(182,357)
Net Income (Loss)		386,081	(32,694)	9,558		362,945

Earnings per share - basic and diluted						0.00

1. The interest expense is adjusted as the debt was converted to equity as part of the merger

RELIABILITY INCORPORATED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2019

UNAUDITED CONDENSED COMBINED PRO FORMA INCOME STATEMENTS

	Nine Months Ended September 30, 2019
				Pro Forma (Unaudited)
	MMG		RLBY	Adjustments		Combined
Revenue	$
Workforce Management		28,006,094				28,006,094

Total revenue earned		28,006,094	-	-		28,006,094

Cost of Revenue
Workforce Management		25,026,451				25,026,451

Total cost of revenue		25,026,451	-	-		25,026,451

Gross Profit		2,979,643	-	-		2,979,643

General and administrative expenses		2,120,254	11,618			2,131,872

Operating Income (Loss)		859,389	(11,618)	-		847,771

Other Expense		(342,876)	(8,432)	8,432	(2)	(342,876)

Income before tax benefit		516,513	(20,050)	8,432	(2)	504,895
Income tax benefit		39,225	-			39,225
Net Income (Loss)		555,738	(20,050)	8,432		544,120

Earnings per share - basic and diluted						0.00

2. The interest expense is adjusted as the debt was converted to equity as part of the merger

RELIABILITY INCORPORATED

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2019

UNAUDITED CONDENSED PRO FORMA BALANCE SHEET

As of September 30, 2019

	Maslow	Reliability	Adjustments		Pro forma combined
					(Unaudited)
ASSETS:
CURRENT ASSETS
Cash and cash equivalents	102,865	2,382	-		105,247
Contract receivables	6,608,867	-	-		6,608,867
Due from employees	696	-	-		696
Prepaid expenses	99,435	-	-		99,435
Current maturity of notes receivable from related parties	3,953,847	-	-		3,953,847
Total Current Assets	10,765,710	2,382	-		10,768,092

PROPERTY AND EQUIPMENT, at cost
Office equipment	1,375	-	-		1,375
Computer equipment	44,635	-	-		44,635
Computer software	40,066	-	-		40,066
Leasehold improvements	5,725	-	-		5,725
Total property and equipment at cost	91,801	-	-		91,801
Accumulated depreciation and amortization	(60,556)	-	-		(60,556)
	31,245	-	-		31,245
OTHER ASSETS
Notes receivable from related parties, less current maturities	652,581	-	-		652,581

TOTAL ASSETS	11,449,536	2,382	-		11,451,918

LIABILITIES AND SHAREHOLDERS’ EQUITY:
CURRENT LIABILITIES
Current Maturity of long term debt	38,695	-	-		38,695
Loans from stockholder and affiliates, current portion	-	50,000	(50,000)	a	-
Interest on loans, current portion	-	26,592	(26,592)	a	-
Factoring	4,602,084	-	-		4,602,084
Accounts payable	655,670	6,863	-		662,533
Accrued payroll	586,589	-	-		586,589
Accrued liabilities	1,112,619	-	-		1,112,619
Deferred income	166,063	-	-		166,063
Short term debt	750,000	-	-		750,000
Income taxes payable	416,140	-	-		416,140
Total Current Liabilities	8,327,860	83,455	(76,592)		8,334,723
Interest on loans	-	14,922	(14,922)	b	-
Loan from shareholder and affiliate	-	70,000	(70,000)	b	-
Deferred income taxes	343,664	-	-		343,664
TOTAL LIABILITIES	8,671,524	168,377	(161,514)		8,678,387
STOCKHOLDERS’ EQUITY					-
Common stock, $1 par value, 1 shares authorized, 1 issued and outstanding	100	-	-		100
Preferred stock without par value; 1,000,000,000 shares authorized, 0 shares issued	-	-	-		-
Common stock, without par value, 300,000,000 shares authorized; 300,000,000 shares issued	-	9,912,150	(9,911,631)	a, b, c, d	519
Retained earnings	2,777,912	(8,983,628)	8,978,628	d	2,772,912
Less treasury stock at cost, 0 shares issued	-	(1,094,517)	1,094,517	c	-
Total Stockholders’ Equity	2,778,012	(165,995)	161,514		2,773,531
TOTAL LIABILITIES & EQUITY	11,449,536	2,382	-		11,451,918

a. The debt was converted to 514,893 shares of Reliability stock at closing of the merger

b. The debt was converted to 570,414 shares of Reliability stock at closing of the merger

c. The treasury stock that was held by the company was subsequently issued as part of the debt conversion

d. To eliminate the common stock and accumulated deficit accounts of Reliability at closing of the merger

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K as filed with the SEC on March 28, 2019, and the same may be amended or updated from time to time in documents that we file with the SEC, including in the current report on Form 8-K as filed with the SEC on October 30, 2019.

We caution that these factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.

Overview and Recent Developments

Prior to October 29, 2019, Reliability Incorporated (“Reliability” and together with its subsidiaries, “we,” “us,” “our” or the “Company”) had no operating activities and was a shell company. On September 18, 2019, Reliability, R-M Merger Sub, Inc., a wholly owned subsidiary of Reliability (“Merger Sub”), The Maslow Media Group, Inc. (“Maslow”), Jeffrey Eberwein, Naveen Doki, and Silvija Valleru (together with Dr. Doki, the “Shareholders”) entered into a Merger Agreement (the “Merger Agreement”). The Merger Agreement provided for, among other things, a business combination whereby Merger Sub would merge with and into Maslow, with Maslow as the surviving entity (the “Merger”). The Merger closed in accordance with the terms of the Merger Agreement on October 29, 2019. As a result of the Merger, the separate corporate existence of Merger Sub ceased, and Maslow continued as the surviving corporation and a wholly owned subsidiary of Reliability.

Prior to the closing of the Merger, as required by the Merger Agreement, Reliability undertook certain actions, including, but not limited to, certain debt conversions. Pursuant to a debt conversion agreement dated October 28, 2019 between Reliability and Lone Star Value Co-Invest I, LP (“LSV Co-Invest”) and a debt conversion agreement dated October 28, 2019 between Reliability and Lone Star Value Investors, LP (“LSV Investors”) (together, the “Debt Conversion Agreements”), Reliability converted substantially all of its issued and outstanding liabilities and debts into 1,085,307 shares of its authorized, issued and outstanding common stock, pursuant to which $50,000 and $70,000 in principal and interest accrued through September 18, 2019, was converted into 514,893 and 570,414 shares of Reliability common stock for LSV Investors and LSV Co-Invest, respectively. As of the date of the Debt Conversion Agreements, each of LSV Investors and LSV Co-Invest were significant shareholders of Reliability’s common stock, each owning greater than 5%, and therefore were related parties of Reliability.

As a result of the Merger, Reliability ceased to be a shell company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and by virtue of its ownership of Maslow became an indirect operating entity. The Merger is intended to be a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and the Merger Agreement is intended to be a “plan of reorganization” within the meaning of the regulations promulgated under Section 368(a) of the Code and for the purpose of qualifying as a tax-free transaction for federal income tax purposes. The parties to the Merger Agreement agreed to report the Merger as a tax-free reorganization under the provisions of Section 368(a), and covenanted that none of them will take or cause to be taken any action which would prevent the transactions contemplated by the Merger Agreement from qualifying as a reorganization under Section 368(a).

At the effective time of the Merger, all shares of Maslow common stock issued and outstanding immediately prior to the effective time of the Merger were converted into a number of shares of Reliability common stock constituting 94% of the total issued and outstanding shares of Reliability common stock, or 282,000,000 shares (the “Merger Consideration”). The shareholders of Reliability as of immediately prior to the closing collectively retained a total aggregate number of shares of Reliability common stock constituting 6% of the issued and outstanding shares of Reliability common stock immediately following the effective time of the Merger, or 18,000,000 shares of Reliability common stock.

In addition, at the effective time of the Merger, each share of Maslow common stock that was issued and outstanding immediately prior to the effective time of the Merger that was owned by Maslow as treasury stock was canceled and retired without any payment or distribution with respect to such shares; any outstanding shares of Maslow common stock that were owned by Reliability, Merger Sub or any other direct or indirect wholly owned subsidiary of Reliability or Merger Sub, were cancelled and retired and ceased to exist and no cash or consideration was delivered in exchange for such shares; and all outstanding shares of common stock of Merger Sub issued and outstanding immediately prior to the effective time of the Merger were converted into and became, collectively, one share of Maslow common stock and constitute the only outstanding share of capital stock of Maslow.

At the closing, the then-current members of the Reliability Board of Directors consisting of Hannah Bible, Shawn Miles, and Julia Dayton elected Mark Speck to serve on the Reliability Board of Directors, and subsequently each of Mr. Miles and Ms. Dayton resigned. Mr. Eberwein remained as a Board observer.

Also, at the closing, the officers of Reliability as of immediately before the closing resigned, and the Reliability Board of Directors, as newly constituted as set forth above, elected new officers of Reliability, consisting of Nick Tsahalis (as President) and Mark Speck (as Chief Financial Officer and Secretary).

On October 30, 2019, the Company’s Board of Directors appointed Nick Tsahalis, the Company’s President, as a member of the Board of Directors. Following Mr. Tsahalis’ appointment to the Board of Directors, the Company’s Board of Directors consists of three directors: Nick Tsahalis, Mark Speck and Hannah Bible.

The Company previously indicated that at the closing of the Merger, the Company entered into a Lock-Up Agreement with each of Mr. Eberwein, Dr. Doki, Shirisha Janumpally, Dr. Valleru, Igly Trust, a trust for which Kalyan Pathuri (Dr. Valleru’s spouse) is sole trustee and beneficiary, and Judos Trust, a trust for which Mrs. Janumpally is the sole trustee and beneficiary (each a “Holder”) (each, a “Lock-Up Agreement”) pursuant to which each Holder agreed not to (i) offer for sale, sell, pledge or otherwise dispose of (or enter into any transaction or device that is designed to, or could be expected to, result in the disposition by any person at any time in the future of) any shares of Company common stock; (ii) enter into any swap or other derivatives transaction that transfers to another, in whole or in part, any of the economic benefits or risks of ownership of shares of Company common stock, whether any such transaction is to be settled by delivery of shares of Company common stock or other securities, in case or otherwise; or (iii) publicly disclose the intention to do (i) or (ii) constituting the merger consideration or held by the Holders as of the closing of the Merger for a period of one year following the closing of the Merger. However, the Company waived the requirement that each of Mrs. Janumpally, Federal Systems (a company owned and controlled by Mrs. Janumpally), Mrs. Pathuri and Mr. Eberwein enter into a Lock-Up Agreement. Accordingly, such persons did not enter into a Lock-Up Agreement with the Company. Although shares held by such persons are not subject to a Lock-Up Agreement, the shares are restricted and may not be sold without registration or an exemption from registration. Because the Company was a shell company prior to the Merger, Rule 144 will not be available for the resale of such shares until one year has elapsed, in addition to certain other requirements.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the audited financial statements and the notes to those statements for the three and nine months ended September 30, 2019 and 2018, which are included elsewhere in this quarterly report on Form 10-Q. The results discussed below are for the three and nine months ended September 30, 2019 and 2018.

Comparison of Results of Operations for the Three and Nine Months ended September 30, 2019 and 2018

Revenues. Revenues for the three and nine months ended September 30, 2019 were $0 as the Company did not have any sources of revenue.

General and Administrative Expenses. General and administrative expenses for the three and nine months ended September 30, 2019 were $3,814 and $11,618, respectively, as compared to $3,734 and $10,570 for the comparable periods in 2018. The increase of $1,048 for the nine months is predominantly driven by higher legal costs in 2019.

Interest Expense. The Company recognized interest expense in the amount of $ 3,025 and $8,432 for the three and nine months ended September 30, 2019, respectively, related to loans from stockholders and affiliates. The interest expense for three and nine months ended September 30, 2018 was $2,449 and $6,912 respectively. The increase in interest expense was due to the Loan balance increasing from $105,000 to $120,000.

Liquidity and Capital Resources

The Company has undertaken steps to reduce its expenses and improve the Company’s liquidity, including the previous sale and discontinuance of all operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company currently has no operating activities.

The Company is in preliminary active discussions with interested parties as to possible acquisitions and or mergers, for which the impact of a successful transaction would be significant.

The Company used cash of $(20,716) for operating activities for a total change in cash of ($5,716) during the nine months ended September 30, 2019 compared to $105 in the comparable period of 2018. The increase was attributable to an increase in cash used in operating activities during the nine months ended September 30, 2019.

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our audited and unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the unaudited financial statements.

There have been no material changes or developments in the Company’s evaluation of the accounting estimates and the underlying assumptions or methodologies that it believes to be Critical Accounting Policies and Estimates as disclosed in its Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

The Company, qualifies as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act (JOBS Act) which qualifies it to use the private company application dates for all Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASUs”) for its first five years of operation after going public. The Company has elected to use the private company application dates for all accounting pronouncements discussed below.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transition method. The FASB has also issued several updates to ASU 2014-09. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 one year, making it effective for annual reporting periods beginning after December 15, 2018. The Company has not yet selected a transition method and is currently evaluating the impact the adoption of this guidance will have on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use (ROU) asset for all leases. For finance leases, the lessee would recognize interest expense and amortization of the ROU asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The new lease guidance also simplified the accounting-for-sale and leaseback transactions, primarily because lessees must recognize lease assets and lease liabilities. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which provides clarity on various narrow aspects of the original guidance. Also, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which amends the lease guidance on separating components of a contract. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which provides an accounting policy election for lessors. In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements, which clarifies the lease codification surrounding fair value determination, presentation on the cash flow statement, and transition disclosure. The standards are effective for annual and interim reporting periods within those years beginning after December 15, 2020, and early adoption is permitted. This ASU should be applied through a modified, retrospective transition approach for leases existing at-or entered into after-evaluation, at the beginning of the earliest comparative period presented in the financial statements. The Company’s management expects the new guidance to have a material impact on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on how certain cash receipts and cash payments should be presented and classified in the statement of cash flows with the objective of reducing existing diversity in practice with respect to these items. ASU 2016-15 is effective for annual periods, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. ASU 2016-15 requires a retrospective transition method. However, if it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact the adoption of this guidance will have on its statement of cash flows.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The ASU simplifies the measurement of goodwill impairment by eliminating the requirement that an entity compute the implied fair value of goodwill based on the fair values of its assets and liabilities to measure impairment. Instead, goodwill impairment will be measured as the difference between the fair value of the reporting unit and the carrying value of the reporting unit. The ASU also clarifies the treatment of the income tax effect of tax deductible goodwill when measuring goodwill impairment loss. ASU 2017-04 is effective for reporting periods beginning after December 15, 2021. The Company’s management does not expect the adoption of this new guidance to have a material effect on the Company’s financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting. The amendments in this ASU expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in the ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company’s management does not expect the adoption of this new guidance to have a material effect on the Company’s financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal- Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred for internal-use software. ASU 2018-15 is effective for the Company beginning on January 1, 2021. The amendments in this ASU may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact the adoption of this guidance will have on its financial statements.

The Company does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material effect on its present or future financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required of smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

2.1	Merger Agreement, by and among Reliability, R-M Merger Sub, Inc., Jeffrey Eberwein, The Maslow Media Group, Inc., and Naveen Doki, and Silvija Valleru (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2019).

2.2	Statement of Merger as filed with the Secretary of State of the State of Virginia on October 29, 2019 (incorporated by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 30, 2019).

3.1	Restated Articles of Incorporation (with amendment) (incorporated by reference to Exhibit 3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 1995).

3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 5.03 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 5.03 to the registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2014).

3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 5.03 to the registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2014).

3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.03 to the registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2013).

3.6	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 17, 2004).

3.7	Amended Bylaws (incorporated by reference to Exhibit 3.01 to the registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2007).

10.1	Intercompany Promissory Note dated November 15, 2016 between the registrant (as Lender) and Vivos Holdings, LLC (as Borrower) (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2019).

10.2	Intercompany Promissory Note dated November 15, 2017 between the registrant (as Lender) and Vivos Real Estate, LLC (as Borrower) (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2019).

10.3	Settlement Agreement dated October 25, 2018 between the registrant, Vivos Holdings, Silvija Valleru Naveen Doki in relation to default of Future Receivables Sales Agreement with Kinetic Direct Funders (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2019).

10.4	Amendment to Settlement Agreement dated April 10, 2019 between the registrant, Vivos Holdings, Silvija Valleru Naveen Doki in relation to default of Future Receivables Sales Agreement with Kinetic Direct Funding LLC (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2019).

10.5	Settlement Agreement dated December 10, 2018 by and among the registrant, Vivos Holdings, LLC, Vivos Acquisitions, LLC, Naveen Doki, Silvija Valleru, and CC Business Solutions, a division of Credit Cash NJ, LLC, in relation to Accounts Receivable Advance Agreement (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2019).

10.6	Settlement Agreement dated January 24, 2019 between the registrant, Vivos Holdings, LLC, and Advantage Capital Funding in relation to default of July 5, 2018 Purchase and Sale of Future Receipts Agreement (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2019).

Exhibit No.	Description
10.7	Factoring and Security Agreement dated November 4, 2016 between the registrant and Advance Business Capital LLC (d/b/a Triumph Business Capital) (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2019).

10.8	First Amendment to Factoring and Security Agreement dated January 5, 2018 between the registrant and Advance Business Capital LLC (d/b/a Triumph Business Capital) (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2019).

10.9	Second Amendment to Factoring and Security Agreement dated March 30, 2018 between the registrant and Advance Business Capital LLC (d/b/a Triumph Business Capital) (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2019).

10.10	Securities Purchase Agreement dated June 27, 2019 between the registrant and Hawkeye Enterprises, Inc. (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2019).

10.11	Convertible Promissory Note dated June 27, 2019 between the registrant and Hawkeye Enterprises, Inc. (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2019).

10.12	Warrant Agreement dated June dated June 27, 2019 between the registrant and Hawkeye Enterprises, Inc. (incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2019).

10.13	Securities Purchase Agreement dated June 31, 2019 between the registrant and Mark Speck (incorporated by reference to Exhibit 10.13 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2019).

10.14	Convertible Promissory Note dated June 31, 2019 between the registrant and Mark Speck (incorporated by reference to Exhibit 10.14 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2019).

10.15	Warrant Agreement dated June dated June 31, 2019 between the registrant and Mark Speck (incorporated by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2019).

10.16	Securities Purchase Agreement dated July 31, 2019 between the registrant and Nick Tsahalis (incorporated by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2019).

10.17	Convertible Promissory Note dated July 31, 2019 between the registrant and Nick Tsahalis (incorporated by reference to Exhibit 10.17 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2019).

10.18	Warrant Agreement dated June dated July 31, 2019 between the registrant and Nick Tsahalis (incorporated by reference to Exhibit 10.18 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2019).

10.19	Professional Services Agreement dated May 11, 2017 between the registrant and AT&T Services, Inc. (incorporated by reference to Exhibit 10.19 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2019).

10.20	Commercial Lease Agreement dated December 19, 2017 between the registrant and Vivos Real Estate, LLC. (incorporated by reference to Exhibit 10.20 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2019).

10.21	Personal Guaranty dated June 12, 2019 between the registrant and Naveen Doki (incorporated by reference to Exhibit 10.21 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2019).

10.22	Debt Conversion Agreement by and among the registrant and Lone Star Value Investors, LP (incorporated by reference to Exhibit 10.22 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2019).

10.23	Debt Conversion Agreement by and among the registrant and Lone Star Value Co-Invest I, LP (incorporated by reference to Exhibit 10.23 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2019).

10.24	Form of Piggyback Registration Rights Agreement by and among the registrant and certain Investors (incorporated by reference to Exhibit 10.24 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2019).

Exhibit No.	Description
10.25	Form of Lock Up Agreement by and between the registrant and certain Holders (incorporated by reference to Exhibit 10.25 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2019).

10.26	Secured Promissory Note dated September 5, 2019 between the registrant (as Noteholder) and Vivos Holdings, LLC (as Debtor) (incorporated by reference to Exhibit 10.26 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2019).

10.27	Igly Trust Joinder to Merger Agreement dated October 22, 2019 (incorporated by reference to Exhibit 10.27 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2019).

10.28	Judos Trust Joinder to Merger Agreement dated October 22, 2019 (incorporated by reference to Exhibit 10.28 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2019).

10.29	Shirisha Janumpally Joinder to Merger Agreement dated October 22, 2019 (incorporated by reference to Exhibit 10.29 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2019).

10.30	Agreement for the Contingent Liquidation of the Common Stock of Maslow Media Group, Inc., dated October 28, 2019, by and among the registrant, Naveen Doki, Silvija Valleru, Shirisha Janumpally, Kalyan Pathuri and Federal Systems (incorporated by reference to Exhibit 10.30 to the registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2019).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED

Date: November 14, 2019	/s/ Nick Tsahalis
President
(principal executive officer)

/s/ Mark Speck
Chief Financial Officer
(principal financial officer and principal accounting officer)

