Form 10-K
period 2019-12-31
RELIABILITY INC
filed 2020-05-01
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period from January-1-2019 to December-31-2019

Commission File Number: 000-07092

RELIABILITY INCORPORATED

(Exact Name of Registrant as Specified in Its Charter)

Texas	75-0868913
(State of Incorporation)	(I.R.S. Employer Identification Number)

22 Baltimore Road, Rockville, Maryland	20850
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(202) 965-1100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock No par value	N/A

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes, [X] No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes, [X] No

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes, [X] No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). [  ] Yes, [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes, [X] No

The aggregate market value of the common stock held by non-affiliates of the Registrant as of December 31, 2019 was $78,500,000 (based on the closing sale price of the Registrant’s common stock on December 31, 2019 as reported on OTC American).

As of April 30, 2020, there were 300,000,000 shares of the Registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements may include, but are not limited to, statements with respect to our future financial or operating performance, future plans and objectives, competitive positioning, requirements for additional capital, government regulation of operations and the timing and possible outcome of litigation and regulatory matters. All statements other than statements of historical fact, included or incorporated by reference in this Annual Report on Form 10-K that address activities, events or developments that we, or our subsidiaries, expect or anticipate may occur in the future are forward-looking statements. Often, but not always, forward-looking statements can be identified by use of forward-looking words such as “aim,” “potential,” “may,” “could,” “would,” “might,” “likely,” “will,” “expect,” “intend,” “plan,” “budget,” “scheduled,” “estimate,” “anticipate,” “believe,” “forecast,” “committed,” “future” or “continue” or the negative thereof or similar variations. Forward-looking statements are based on certain assumptions and analyses made by us, in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. Readers are cautioned not to put undue reliance on such forward-looking statements, which are not a guarantee of performance and are subject to a number of uncertainties and known and unknown risks, many of which are outside our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Important factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, among other things, general business, economic, competitive, political and social uncertainties, the actual results of current operations, industry conditions, intellectual property and other proprietary rights, liabilities inherent in our industry, accidents, labor disputes, delays in obtaining regulatory approvals or financing and general market factors, including interest rates, equity markets, business competition, changes in government regulations. Additional risks and uncertainties include, but are not limited to, those listed under “Item 1A. Risk Factors.”

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. The outbreak and any preventative or protective actions that governments or we may take in respect of this coronavirus may result in a period of business disruption, reduced customer traffic and reduced operations. The Company expects that the impact of this coronavirus will be materially negative in the short term. The full financial impact cannot be reasonably estimated at this time but may materially affect our business, financial condition and results of operations. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, circumstances permitting people to return to work, among others. In reaction to the COVID-19 pandemic, federal and state legislatures have been attempting to push through legislation, much of which affects the employee-employer relationship and these new laws may have a material impact on our operations, business, finances and prospects. No certainty can be provided as to the nature of these new regulations or their impact.

Although we have attempted to identify important factors that could cause actual actions, events or results to differ materially from those described in the forward-looking statements, there may be other factors, such as the impact of the COVID-19 pandemic, that cause results to differ from those anticipated. Forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of the Annual Report on Form 10-K and we disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, results or otherwise, except as required by applicable securities laws.

As used in this Annual Report, the terms “we,” “us,” “our,” “Reliability,” “Maslow,” and the “Company” meaning Reliability, Inc. and its operational subsidiary Maslow Media Group Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in thousands except for share and per share values, unless otherwise indicated.

The disclosures set forth in this report should be read in conjunction with our financial statements and notes thereto for the year ended December 31, 2019. All dollars, except earnings per share, presented in this Form 10-K are in thousands ($000).

Part I

ITEM 1. BUSINESS

OVERVIEW AND HISTORY

Reliability Incorporated (the “Company”), headquartered in Rockville, Maryland, through its wholly owned subsidiary, The Maslow Media Group, Inc. (“Maslow”), provides workforce solutions to its clients consisting primarily of Employer of Record (“EOR”) services, recruiting and staffing, and video and multimedia production. The Company focuses on domestic clients but provides services to these clients throughout the world. The Company’s clients are in diverse industries including media, financial services, banking, medical devices, pharmaceuticals, telecommunications, energy, healthcare, photography and chain restaurants.

Maslow was founded in 1988 by Linda Maslow and was incorporated in Virginia in 1992. Maslow’s initial business consisted of providing “script to screen” services in the Washington D.C. metro area. These services consisted principally of identifying and procuring qualified production crews to television, cable, and multimedia outlets. Over time, Maslow expanded its product offerings, adding workforce management solutions, EOR services, and recruiting and staffing services. In 2016, Linda Maslow sold the business to Vivos Holdings, LLC. Vivos Holdings LLC and its affiliates and related parties (other than Maslow) are referred to herein as “Vivos” or the “Vivos Entities”. As a result of the Merger, Vivos acquired approximately 86% of the issued and outstanding shares of Reliability which were distributed by Vivos to seven (7) related parties (the “Majority Shareholders”). The Majority Shareholders include Naveen Doki, Silvija Valleru, Shirisha Janumpally (through Judos Trust and Federal Systems), Kalyan Pathuri (through Igly Trust) and Srinivas Kalidindi. While the Company is not aware of any voting agreement or similar arrangement, the Majority Shareholders act in concert on all matters and are represented by a single individual. References herein to Vivos, the Vivos Entities or the Majority Shareholders refers to these entities as a group unless the context otherwise requires.

The Company was incorporated under the laws of the State of Texas in 1953. From 1971 to 2007, the Company was principally engaged in the design, manufacture, market, and support of high-performance equipment used to test and condition integrated circuits. This business was shut down in 2007, and the Company was continued as a “shell company” as defined by the Exchange Act, with no operating activities until October 29, 2019 when the Company acquired Maslow.

On October 29, 2019, Maslow became a wholly owned subsidiary of Reliability by merging R-M Merger Sub, Inc., a Virginia corporation and a wholly owned subsidiary of Reliability, with and into Maslow, with Maslow being the surviving corporation (the “Merger”). The Merger is more fully described in our Current Report on Form 8-K filed on October 30, 2019.

The Company ceased to be a “shell” company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) by virtue of its ownership of Maslow following the Merger. The acquisition of Maslow also resulted in a “change in control” of Reliability.

Since the Merger, Maslow expanded its geographic footprint by more actively seeking clients outside of the Washington D.C. metro area and acquiring the business assets of Intelligent Quality Solutions Inc. (“IQS”) which operates in Plymouth, Minnesota.

As of March 31, 2020, there were 300,000,000 shares of the Company’s common stock, no par value per share (the “Company Common Stock,” or “Common Stock”) outstanding.

EMPLOYEES

As of February 11, 2020, we had 20 team members (staff employees) at our Rockville, MD corporate and Plymouth, MN branch offices. During the fiscal year ended 2019, we assigned approximately 1,488 field talent workers and had working, on average throughout the year, approximately 325.

In the fourth quarter of 2019, 893 field talent workers were employed.

Approximately 6% of our field talent are represented by a labor union. We are not aware of any current efforts or plans to organize any of our other team members or field talent. To date we have not experienced any material labor disruptions.

Because of the sudden drop in client requirements due to the COVID-19 pandemic, in March 2020 the Company reduced the hours of contracted employees, furloughed six (6) general and administrative personnel and instituted pay-cuts across the board with executives taking a larger cut. Executives, including the Company’s CEO and CFO have had their salaries reduced by fifteen percent.

PRODUCTS

We have observed a significant decline in demand for our services as a result of the government mandated work restrictions, employer closings, etc. The continued extension of these or more severe restrictions are likely to have a material adverse impact on our business, operations and prospects. Please see “Item 1A. Risk Factors.”

Employer of Record (“EOR”)

Maslow’s EOR product is a unique outsourced managed workforce solution. The costs and compliance obligations relating to the employment of contingent or permanent workers is borne by Maslow. These workers are Maslow employees, and the client is responsible for maintaining its workplace, but all administrative roles and responsibilities are handled by Maslow as the employer of record. This arrangement also obviates the need for our clients to hire freelance contractors for short-term or project-based hiring, who may later be re-classified as “employees” by the Department of Labor, resulting in significant costs to the client.

The EOR services offered by Maslow consist of the following principal activities.

●	Sourcing/recruiting qualified workers;

●	State employment registration;

●	Background checks and drug screening;

●	Employee onboarding/offboarding;

●	Payroll processing;

●	Benefits offerings and administration;

●	Workers compensation claim management;

●	Employee relations;

●	Regulatory compliance;

●	State/city mandated sick leave tracking; and

●	On site workforce management.

The EOR solution is different than using a professional employer organization (“PEO”). In the PEO model the workers are employees of the PEO’s client. EORs differ from PEOs in that the EOR:

●	Is the employer of the customer’s worker;

●	Assumes all liabilities (i.e. U.S. Department of Labor classification, worker’s compensation, etc.) and responsibilities for its workers provided to customers;

●	Is responsible for all compliance with federal and state regulations, including healthcare mandates such as the Affordable Care Act;

●	Customers maintain a single service agreement with the EOR.

●	Has the ability to offer employee benefits to workers that may not be provided on a cost-effective basis by the customer;

●	Manage all issues arising from employment contracts; and

●	Provides its own benefit plan to its employees, meaning clients could enact a significant savings depending on generosity of their benefit package to their employees.

Recruiting/Staffing

Maslow has been in the staffing business for over thirty years. During that time Maslow has developed, and we continue to develop, a large global network of multimedia and video production workers including, for our media clients, camera crews and other technical and creative talent. Maslow uses this extensive network to rapidly respond to our clients’ needs for contingent staffing and permanent placements.

In December 2019, Maslow acquired the operational assets of Intelligent Quality Solutions, Inc. (“IQS”), a staffing firm focused on information technology (“IT”) related industries and specializing in software testing. IQS operates out of our offices in Plymouth, Minnesota.

Our temporary staffing services consist of on-demand or short-term staffing assignments, contract staffing, and on-site management administration. Short-term staffing services assist employers in dealing with employee demands caused by such factors as seasonality, fluctuations in demand for their products and services, vacations, illnesses, parental leave, and special projects, without incurring the ongoing expense and administrative responsibilities associated with recruiting, hiring and retaining these employees. More and more companies are focused on effectively managing variable costs and reducing fixed overhead. The use of short-term staffing services allows companies to utilize a contingent staffing approach for their personnel needs, thereby converting a portion of their fixed personnel costs to a variable expense.

Our staffing services place workers with clients for assignments lasting from three months to an indefinite time period. We offer our clients several levels of staffing services including providing just the managed service or more involved assignments consisting of staffing an entire department or providing the workforce for a large project.

In some cases, we place an experienced workforce manager on-site at our client’s place of business. This manager then has responsibility for conducting all recruiting, employee screening, interviewing, drug testing, hiring and employee placement for employees at the client’s place of business.

As is common in the staffing industry, our engagements to provide temporary services to our client are generally of a non-exclusive, short-term nature and subject to termination by our client with little or no notice.

Video/Multimedia Production

Maslow continues to be a leading provider of multimedia and video production solution. Maslow provides script-to-screen production services for corporate, government and non-profit clients.

We use our large, pre-vetted network of worldwide freelancers with high-level technical and creative skills to respond quickly to our clients’ needs. Our network includes directors of photography, audio engineers, make-up artists, field producers, gaffers and grips, talent, teleprompter operators, and drone operators.

Maslow provides video production services to our clients for the purpose of branding videos, documentaries, Public Service Announcements, training modules, live events, webcasts, animation, projects, and more. Our freelance video production teams and clients collaborate with our in-house, full-time Video Production Managers who bring years of experience to every project, and who work side-by-side with the team to create the vision and story for the project. In addition to human assets, Maslow sources the latest technical broadcast equipment for television, the internet and social media. Our network includes freelance talent across the globe so we can provide local talent, resulting in cost savings to our clients.

Maslow provides, among others, the following production services:

●	Pre-Production conceptualization of final video deliverable;

●	Project consultation from scriptwriting to site scouting;

●	Budget development and management;

●	Booking and managing of logistics for field and studio teams;

●	Broadcast level HD camera crews and field support worldwide including makeup artists, AV support, field producers, and full equipment rental;

●	Post- production facilities and freelance support including non-linear editors, graphic artists, narrators and actors;

●	Animation and graphic design development, including whiteboard animation;

●	Live transmission services from satellite to streaming; and

●	Management of fully staffed client studios.

Intelligent Quality Solutions (“IQS”)

The Company operates its IQS assets as an IT staffing division within Maslow. Maslow, out of its Plymouth, MN facilities, provides quality assurance (“QA”) analysts, testers, developers, business systems analysts and resources to our customers in a myriad of industries including medical devices, health care, energy technologies, restaurant chains, mobile communications, and photography.

This business is a provider of full service Software Quality Management (“SQM”) solutions, offering a wide range of Quality Management services, including outsourcing testing with our Offshore Alternative, Smart In Sourcing (“OASIS”) TaaS (Testing as a Service) model, defining and implementing an automated test solutions leveraging our proprietary automation framework, and providing seasoned Quality Assurance professionals.

We have significant experience with SQM, affording our clients sophisticated Independent Verification & Validation (IV&V) and QA Consulting Solutions. Our clients can leverage our software testing experience to verify and validate the effectiveness of the applications they deploy and thereby get the best value for their technology investments.

Maslow offers testing services across multiple industry verticals. Our methodology, structured processes and best practice approach ensures our clients a return on their investment by identifying software/product anomalies and defects early in the lifecycle. We have extensive experience and expertise in test planning, test design/development and test execution and with providing our client tangible results through metric and reports. Our testing spans across leading enterprise commercial off the shelf (“COTS”) products, enterprise legacy applications, web-based and client server applications.

Our security testing is based on industry standard testing methodology (i.e., OWASP and OSSTMM) to detect and report application vulnerabilities.

OUR INDUSTRY

Maslow operates within the workforce management industry. The services Maslow provides (managed services, employer of record, staffing, recruiting, and video production services) generally fall within the broader category known as “workforce management” services.

The temporary staffing portion of the workforce management industry supplies workers to clients. These services offer client’s the ability to rapidly match their workforce to changes in business conditions and needs. In some cases, clients can convert fixed labor costs to variable costs. The demand for a flexible workforce continues to grow with competitive and economic pressures on employers to reduce costs, manage payroll compliance risks and respond to changing market conditions.

The temporary staffing market is subject to volatility based on overall economic conditions. Historically, in periods of economic growth, the number of companies providing temporary staffing services has increased due to low barriers to entry. During recessionary periods, the number of companies has decreased through consolidation, bankruptcies based on loss of key clients or material reductions of usage by existing clients, or other events. Prior to the onset of the COVID-19 pandemic, we had been seeing that the temporary staffing industry is experiencing increased demand in relation to total job growth as clients continue to seek a more flexible workforce.

The temporary staffing industry is large and highly fragmented with thousands of competing companies. It is estimated that the 2019 U.S. temporary staffing market is $152 billion, which is up from an estimated $145 billion in 2018. Staffing companies compete both to recruit and retain a supply of field talent and to attract and retain clients to use these workers. Client demand for temporary staffing services is dependent on the overall strength of the labor market and trends toward greater workforce flexibility. The temporary staffing industry includes several markets focusing on business needs that vary widely in duration of assignment and level of technical specialization.

Each State has their own set of employment laws and regulations. The complexity of keeping up with this regulatory compliance landscape, particularly for smaller employers and companies requiring workers in multiple states, has focused more attention on EOR services. For example, California adopted eleven new employment laws for 2020.

In reaction to the COVID-19 pandemic, federal and state legislatures have been attempting to push through legislation, much of which affects the employee-employer relationship and these new laws may have a material impact on our operations, business, finances and prospects. No certainty can be provided as to the nature of these new regulations or their impact.

OUR CLIENTS

A large portion of our business comes from two clients, AT&T Services, Inc. (inclusive of its DirecTV division) (“AT&T”) and Janssen Pharmaceuticals (which includes workforce partners Johnson & Johnson). AT&T and Janssen Pharmaceuticals accounted for 37% and 11% of the Company’s total revenues for both of 2019 and 2018. AT&T comprised of 50% and 38% of the accounts receivable balance as of December 31, 2019 and 2018, respectively. Janssen Pharmaceuticals comprised of 19% and 21% of accounts receivable as of December 31, 2019 and 2018, respectively. No other client exceeded 10% of revenues.

Other significant customers include Morgan Stanley, Goldman Sachs, Lifetouch, Abbott Labs, Inspire Brands, Kaiser Permanente, Discovery, WETA, Felix Lighting, Zenith Lighting, and Strayer University.

GROWTH STRATEGY

Maslow had developed its expertise in the EOR market principally in the media and information technology industries. We believe there is an opportunity to leverage this expertise into other industries. The client acquisition challenge outside of media consists principally of educating prospective clients of the merits of the EOR solution over other options, finding the unique opportunities in each industry or within a corporate client that lend itself for an EOR solution, and competition from other providers of EOR services.

We plan to tap the capital markets to pursue an aggressive, disciplined acquisition growth strategy, both in terms of raising capital and using our shares as currency to acquire additional businesses. We believe that the staffing/EOR is fragmented and while there are several large players in the industry, there are also a significant number of smaller businesses that would make acquisition targets. These businesses are often limited in geographic scope or are specialized within an industry. In addition, we are still emphasizing organic growth including with the hiring of a new Director of Business Development. Presently, the Company does not have any authorized shares that are not issued. No shares are expected to become available to the Company until the next meeting of shareholders, if an amendment to the Company’s Certificate of Formation to increase the number of authorized shares of Common Stock or a reverse-split of the outstanding shares of Common Stock, is approved. Following the Merger, shareholders holding an over eighty percent of the issued and outstanding shares of Common Stock notified the Company that they would not approve an amendment to the Company’s Certificate of Formation to increase the number of authorized, but unissued, shares of Common Stock. As a result, the Company has not been able to execute on its business plan.

We expect to achieve greater synergies and removal of redundant resources by acquiring EOR and staffing firms in more diverse locations and serving diversified industries such as health, medical, bio tech, pharmaceuticals, aeronautics, oil and gas, and a myriad of IT specialties. We believe that acquisitions would be not only directly accretive, but also provide significant cross-selling opportunities. Moreover, we can see immediate returns on these acquisitions as we can quickly consolidate back-office operations and realize significant savings.

We will focus our organic growth on growing our EOR business and leveraging our experience to enter new industries, particularly those that rely significantly on contractors and freelancers to perform limited time or project based assignments such as IT (i.e. software developers and testers), marketing, food services (i.e. cafeteria), and sales activities.

We will continue to invest in technology and process improvements, as necessary, to ensure that we are operating at optimal productivity and performance and will be able to quickly adapt as our operations scale up.

In furtherance of our growth plans, in December 2019 Maslow hired a new Director of Business Development to oversee sales and marketing and organic customer growth. We also invested in an experienced Vice President of Human Resources, to manage our human resources through our planned growth. This individual who has both a corporate and corporate consulting experience from Sprint-Nextel and Accenture, respectively, will lead our organizational restructure to accommodate the growth while maintain a low overhead of selling, general and administrative (“SG&A”) expenses and will work closely with our executive team to build a shared service organization for this purpose.

COMPETITION

The staffing services market is highly fractured and competitive with limited barriers to entry. We compete in national, regional and local markets with full-service and specialized temporary staffing companies. Some of our competitors have significantly more marketing and financial resources than we do. Price competition in the staffing industry is intense. We expect that the level of competition will remain high.

The principal competitive factors in attracting qualified candidates for temporary assignments are pay rates, availability of assignments, duration of assignments and responsiveness to requests for placement. Because temporary employees often use more than one recruiter for assignments, the speed at which we place prospective workers, and the availability of appropriate assignments are important factors in our ability to complete assignments of qualified workers. In addition to having high quality workers to assign in a timely manner, the principal competitive factors in obtaining and retaining potential workers in the temporary staffing industry include properly assessing the clients’ specific job requirements, the appropriateness of the workers assigned to the client, the price of services and the monitoring of client satisfaction. Although we believe we compete favorably with respect to these factors, we expect competition to continue to increase.

The workforce management industry is highly fragmented, so we experience competition from different competitors for different services. Some direct competitors of Maslow for EOR services in the television and video production industry include, but are not limited to, Entertainment Partners, Cast & Crew, PayReel, Inc., Innovative Employee Solutions. Competitors in the broader EOR space include, Velocity Global, Easy Payroll Global, Elements Global Services, and Nexus Contingent Workforce. Direct competitors of Maslow in the staffing space include, but are not limited to TeamPeople, a division of System One Inc., Randstad, Insperity, Group Management Services, and Namely.com. Direct competitors of Maslow in the executive recruiting/permanent placement include, but are not limited to, TeamPeople, a division of System One Inc., Creative Circle, The Lucas Group, Onward Search, and DHR International. Some direct competitors of Maslow in the video production services space include, but are not limited to, PayReel, Inc., Crew Connection Inc. and TeamPeople, a division of System One Inc.

In addition to the above identified competitors, there are additional competitors that include any company that provides a similar range of services as us, as well as companies that just provide some or one of the services Maslow provides. The direct competitors listed above service the same industry that Maslow services and relies upon. The criteria for which these companies compete are generally based on price and service levels.

SEASONALITY

The staffing industry has historically been cyclical, often acting as an indicator of both economic downturns and upswings. Staffing clients tend to use temporary staffing to supplement their existing workforces and generally hire direct workers when long-term demand is expected to increase. Consequently, our revenues tend to increase quickly when the economy begins to grow and, conversely, our revenues may decrease quickly when the economy begins to weaken.

REGULATION

We are subject to regulation by numerous federal, state and local regulatory agencies, including but not limited to the U.S. Department of Labor, which sets employment practice standards for workers, and similar state and local agencies. We are subject to the laws and regulations of the jurisdictions within which we operate. While the specific laws and regulations vary among these jurisdictions, some require some form of licensing and often have statutory requirements for workplace safety and notice of change in obligation of workers’ compensation coverage in the event of contract termination. Although compliance with these requirements imposes some additional financial risk on us, particularly with respect to clients who breach their payment obligation to us, such compliance has not had a material adverse effect on our business to date. Additional government regulation of the employer-employee relationship could result in additional clients seeking our services, because we are and employer, increased government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could also materially harm our business.

Because of the sudden drop in client requirements during this pandemic as clients have elected to delay productions for safety, the Company was forced to reduce the hours of contracted employees, furlough 6 general and administrative personnel and institute pay-cuts across the board with executives taking a larger cut.

AVAILABLE INFORMATION

We file electronically with the SEC, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. Our website address is www.maslowmedia.com. The information included on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. We will make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have filed or furnished such material to the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference room at 100 F Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Furthermore, we will provide electronic or paper copies of filings free of charge upon written request to our Chief Financial Officer.

ITEM 1A. RISK FACTORS

There are numerous and varied risks that may prevent us from achieving our goals, including those described below. You should carefully consider the risks described below and the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. Our business, financial condition, and or results of operations, could be harmed by any of the following risks. If any of the events or circumstances described below were to occur, our business, the financial condition and the results of operations could be materially adversely affected. As a result, the trading price of Company Common Stock could decline, and investors could lose part or all of their investment. The risks below are not the only risks we face. Additional risks not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition or results of operations.

An investment in our common stock should be considered high risk.

An investment in RLBY should be considered high risk and requires a long-term commitment, with no certainty of return.

Impact of COVID-19 Pandemic

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. The outbreak and any preventative or protective actions that governments or we may take in respect of this coronavirus may result in a period of business disruption, reduced customer traffic and reduced operations. The Company has observed a decline in customer demand for its services and expects this decline to continue. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business, financial condition and results of operations. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The economic impact of the COVID-19 pandemic will be global and will impact our clients. As a result, our clients may be unable to make required payments, and due to delays experienced by civil courts throughout the country, enforcing such agreements may be significantly delayed. Client defaults on payment obligations could have a material adverse impact on our business, finances and prospects.

In reaction to the COVID-19 pandemic, federal and state legislatures have been attempting to push through legislation, much of which affects the employee-employer relationship and these new laws may have a material impact on our operations, business, finances and prospects. No certainty can be provided as to the nature of these new regulations or their impact.

RISKS RELATED TO OUR COMPANY

Seven related shareholders control greater than 86% of the outstanding shares of Common Stock and currently control all voting matters brought before our shareholders.

Seven (7) related shareholders control more than 86% of the outstanding shares of Common Stock (the “Majority Shareholders”). The Majority Shareholders act together and are represented by the same individual. The Majority Shareholders will likely continue to control virtually all matters submitted to shareholders for a vote; may elect all of our directors upon the end of the term of the current directors; and, as a result, may control our management, policies, and operations. Our other shareholders will not have voting control over our actions, including the determination of other industries and markets that we may enter and the entities we acquire, which may be affiliated with the Majority Shareholders.

The interests of the Majority Shareholders and their affiliated businesses may not coincide with the interests of other holders of Company Common Stock. The Majority Shareholders regularly acquire other businesses and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. So long as the Majority Shareholders continue to own more than a majority of our outstanding common stock, they will continue to be able to strongly influence or effectively control our decisions, including potential mergers or acquisitions, asset sales and other significant corporate transactions. Conflicts of interest could arise in the future between us, on the one hand, and the Majority Shareholders, on the other hand, regarding, among other things, decisions related to our financing, capital expenditures, and growth plans, and the pursuit of potentially competitive business activities or business opportunities.

The concentration of control in the Majority Shareholders limits or severely restricts other shareholders’ ability to influence corporate matters and we may take actions that some of our shareholders do not view as beneficial, which could reduce the market price of Company Common Stock.

The Company’s business plan contemplates issuing additional shares of Common Stock to raise capital and to use as currency for our acquisition growth strategy. Presently the Company does not have any authorized shares that are not issued. No shares are expected to become available to the Company until the next meeting of shareholders, upon the approval by the shareholders of the Company of an amendment to the Company’s Certificate of Formation to increase the number of authorized shares of Common Stock, or approve a reverse-split of the outstanding shares of Common Stock. Following the Merger, the Majority Shareholders notified the Company that they would not approve an amendment to the Company’s Certificate of Formation to increase the number of authorized, but unissued, shares of Common Stock. As a result, the Company has not been able to execute on its business plan. The Company will suffer a material adverse effect if the Company continues to have no shares of Common Stock available for issuance. The Board of Directors will include the amendment to the Company’s Certificate of Formation to increase the number of authorized shares of Common Stock on the agenda for the next meeting of shareholders, however no assurance can be given that the Majority Shareholders will approve such amendment.

Related Party Indebtedness; Default.

Prior to the Merger, some of the Majority Shareholders, directly and through affiliated entities, borrowed amounts from Maslow (the “Related Party Debt”) with an aggregate outstanding balance (including principal and interest) as of December 31, 2019 of approximately $3.400. The Related Party Debt is evidenced by several promissory notes and a personal guaranty of Dr. Naveen Doki, also a Majority Shareholder. The Related Party Debt is currently in default. In February 2020, Maslow brought an action in the District Court of Montgomery County, Maryland, to enforce the promissory notes and guaranty. Failure of the Company to recover the Related Party Debt could have a material adverse effect on the Company. The case is currently pending.

In addition, prior to the Merger, some of the Majority Shareholders incurred obligations at a number of other businesses they own and caused Maslow to become obligated thereon as co-obligor or guarantor, and pledged assets of Maslow to secure certain of these obligations. During the five months prior to the consummation of the Merger, Maslow paid approximately $450 in satisfaction of these obligations. Maslow continues to be a contingent obligor on certain of these debts. If the direct obligors fail to satisfy these debts, the creditors may bring action against Maslow, which, if determined adversely, could have a material adverse effect on the Company.

The existence of these obligations could significantly affect our liquidity, as well as our ability to obtain loans in the future. Certain of the Majority Shareholders entered into that certain Agreement for the Contingent Liquidation of the Common Stock of Maslow Media Group, Inc., dated as of October 28, 2019 (the “Liquidation Agreement”), pursuant to which those Majority Shareholders parties thereto pledged their shares of Company Common Stock to be sold or granted to the applicable creditors in satisfaction of the debts owed to the creditors and terminate any guarantees, liens and obligations affecting Maslow. The sale of the shares subject to the Liquidation Agreement could adversely impact the value of the Common Stock. In addition, the value of the shares of Company Common Stock may be insufficient to pay off all outstanding obligations. The Company may have to resort to the courts to enforce the terms of the Liquidation Agreement, and the sale of these shares may need to be registered under applicable securities laws, which would distract management and increase expenses.

The Company could be subject to unknown liabilities incurred by its previous sole shareholder, Vivos Holdings LLC.

Maslow was previously a wholly owned subsidiary of Vivos Holdings, LLC (“Vivos LLC”). Vivos LLC and the other Vivos Entities are owned and controlled by the Majority Shareholders. Vivos LLC had caused Maslow to be a guarantor or direct obligor for loans, advances, or other liabilities for the benefit of Vivos LLC related entities other than Maslow. These obligations were often incurred by the Majority Shareholders on behalf of Maslow without the knowledge of Maslow’s senior management. There may be additional obligations of other Vivos LLC entities for which Maslow may have liability as a result of these arrangements that are not known to the management of Maslow. These liabilities could have a material adverse effect on the Company and the value of the Common Stock.

The success of our business depends on our ability to attract and retain qualified employees that possess the skills demanded by clients and intense competition may limit the ability to attract and retain such qualified employees.

For the Company’s staffing, executive recruiting, and video production services, the success of the Company depends on the ability to attract and retain qualified employees who possess the skills and experience necessary to meet the requirements of clients or to successfully bid for new client projects. The ability to attract and retain qualified employees could be impaired by improvement in economic conditions resulting in lower unemployment, increases in compensation, or increased competition. During periods of economic growth, the Company faces increasing competition from other staffing companies for retaining and recruiting qualified temporary and permanent employees, which in turn leads to greater advertising and recruiting costs and increased salary expenses. These problems can be exacerbated by the fact that the Company often must attract and retain employees with skills specific to the video production industry, which narrows the pool of available, qualified employees that the Company may draw upon. If the Company cannot attract and retain qualified temporary and permanent employees, the quality of its services may deteriorate and the financial condition, business, and results of operations may be materially adversely affected.

Our success depends to a large degree on growth in market acceptance of human resources outsourcing and related services we provide.

Because the majority of our revenues currently comes from Employer of Record (“EOR”) services, a large portion of our success depends on the willingness of clients to outsource their human resources (“HR”) function to a third-party service provider. Many companies have invested substantial personnel, infrastructure and financial resources in their own internal HR organizations and therefore may be reluctant to switch to our solution. Companies may not engage us for other reasons, including a desire to maintain control over all aspects of their HR activities, a belief that they manage their HR activities more effectively using their internal administrative organizations, perceptions about the expenses associated with our services, perceptions about whether our services comply with laws and regulations applicable to them or their businesses, or other considerations that may not always be evident. Additional concerns or considerations may also emerge in the future. We must address our potential clients’ concerns and explain the benefits of our approach in order to convince them to change the way that they manage their HR activities, particularly in parts of the United States where our Company and solution are less well-known. If we are not successful in addressing potential clients’ concerns and convincing companies that our solution can fulfill their HR needs, then the market for our solution may not develop as we anticipate thus our business may not grow.

Any significant or prolonged economic downturn could result in clients using fewer staffing and executive recruiting services offered by the Company, terminating their relationship with the Company, or becoming unable to pay for services on a timely basis, or at all.

Because demand for the types of services our Company offers is sensitive to changes in the level of economic activity, the Company’s business has in the past and may in the future suffer during economic downturns. Demand for the services we provide are highly correlated to changes in the level of economic activity and employment. Consequently, as economic activity begins to slow down, it has been the Company’s experience that companies tend to reduce their use of our services, resulting in decreased revenues and profit levels. In addition, the Company may experience pricing pressure during economic downturns which could have a negative impact on the results of operations. Further, many of our clients are corporate media departments and broadcast networks. As a result, any industry downturn that affects these kinds of companies could have a major effect on our business.

The deterioration of the financial condition and business prospects of clients could reduce their need for the staffing and executive recruiting services we provide and could result in a significant decrease in the Company’s revenues and earnings derived from these clients. In addition, during economic downturns, companies may slow the rate at which they pay their vendors, seek more flexible payment terms or become unable to pay their debts as they become due.

State unemployment insurance expense is a direct cost of doing business in the staffing industry. State unemployment tax rates are established based on a company’s specific experience rate of unemployment claims and a state’s required funding formula on covered payroll. Economic downturns have in the past, and may in the future, result in a higher occurrence of unemployment claims resulting in higher state unemployment tax rates. This would result in higher direct costs to us. In addition, many state unemployment funds have been depleted during the recent economic downturn and many states have borrowed from the federal government under the Title XII loan program. Employers in all states receive a credit against their federal unemployment tax liability if the employer’s federal unemployment tax payments are current and the applicable participating state is also current with its Title XII loan program. If a state fails to repay such loans within a specific time period, employers in such states may lose a portion of their tax credit.

The Company is exposed to employment-related claims and costs as well as periodic litigation that could materially adversely affect the Company’s financial condition, business, and results of operations.

Our business often entails employing individuals and placing such individuals in our clients’ workplaces. The Company’s ability to control the workplace environment of clients is limited. As the employer of record of these employees, the Company incurs a risk of liability to its employees and clients for various workplace events, including:

●	claims of misconduct or negligence on the part of employees;

●	discrimination or harassment claims against employees, or claims by employees of discrimination or harassment by clients or the Company;

●	immigration-related claims;

●	claims relating to violations of wage, hour, and other workplace regulations;

●	claims related to wrongful termination or denial of employment;

●	violation of employment rights related to employment screening or privacy issues;

●	claims relating to employee benefits, entitlements to employee benefits, or errors in the calculation or administration of such benefits; and

●	possible claims relating to misuse of clients’ confidential information, misappropriation of assets, or other similar claims.

The Company may incur fines and other losses and negative publicity with respect to any of these situations. Some of the claims may result in litigation, which is expensive and distracts attention from the operation of ongoing business.

The Company assumes the obligation to make wage, tax, and regulatory payments for our employees, and, as a result, is exposed to client credit risks.

The Company generally assumes responsibility for and manages the risks associated with employees’ payroll obligations, including liability for payment of salaries, wages, and certain taxes. These obligations are fixed, whether clients make payments as required by service contracts with the Company, which exposes the Company to credit risks of clients. As a result of the broad economic impact of the COVID-19 pandemic, our clients may be more likely to breach their payment obligations.

Workers’ compensation costs for employees may rise and reduce our margins and require more liquidity.

The Company is responsible for, and pays, workers’ compensation costs for individuals employed by the Company – both regular staff and client employees for which the Company is the employer of record. At times, these costs have risen substantially as a result of increased claims and claim trends, general economic conditions, changes in business mix, increases in healthcare costs, and government regulations. Although the Company carries insurance, unexpected changes in claim trends, including the severity and frequency of claims, actuarial estimates, and medical cost inflation could result in costs that are significantly different than initially reported. If future claims-related liabilities increase due to unforeseen circumstances, or if new laws, rules, or regulations are passed, costs could increase significantly. There can be no assurance that the Company will be able to increase the fees charged to clients in a timely manner and in a sufficient amount to cover increased costs as a result of any changes in claims-related liabilities.

We currently depend on two customers for a material portion of our net revenue. The loss of or a substantial reduction in business of either customer would significantly reduce our net revenue and adversely impact our operating results.

AT&T (AT&T and DirectTV combined) and Janssen Pharmaceuticals (which includes workforce partners Johnson & Johnson) accounted for approximately 37% and 11% of our total revenues for the years ended December 31, 2019 and 2018, respectively. In addition, AT&T comprised of 50% and 38% of the accounts receivable balance as of December 31, 2019 and 2018, respectively. Janssen Pharmaceuticals comprised of 19% and 21% of accounts receivable as of December 31, 2019 and 2018, respectively. No other client exceeded 10% of revenues. The loss of, or a substantial reduction in business from, either of these customers would have a significant negative impact on our business and our operating results. We may not be successful in finding a client or clients that could replace the loss of either of these customers, and as such, it could have a negative impact on our revenue and results of operations for a prolonged period.

Improper disclosure of employee and client data could result in liability and harm to the reputation of the Company.

The business of the Company involves the use, storage, and transmission of information about employees and clients. It is possible that security controls over personal and other data and practices that the Company follows may not prevent the improper access to, or disclosure of, personally identifiable or otherwise confidential information. Our security controls may be inadequate, or hackers or other malicious groups or organizations may attempt to interfere with our data through different means, including but not limited to malware attacks, denial of service attacks, consensus-based attacks. Any event that results in a disclosure of our clients’ and employees’ data could harm the reputation of the Company and subject the Company to liability under contracts and the laws that protect personal data and confidential information, resulting in increased costs or loss of revenue. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions in which the Company provides services. The failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to the reputation of the Company in the marketplace.

The Company could face disruption and increased costs from outsourcing and offshoring various aspects of its business.

The Company may outsource aspects of its business to lower cost of employment areas in the United States and potentially to places such as India. This outsourcing solution would focus predominantly on shared service activities which traditionally consist of back office functions such as “hire to retire”, “procure to pay” and “order to cash” processes. Although a goal of outsourcing our operations is to reduce the operational costs of our business, it is possible that we will not realize any benefit from outsourcing such aspects of our business, or even increase our overhead expenses. A transition may create risk of errors and omissions or technical disruptions that could negatively impact our clients, and in turn damage our reputation resulting in a loss of customers of our business.

The Company is obligated to pay certain fees and expenses.

The Company will pay various fees and expenses related to its ongoing operations regardless of whether or not the Company’s activities are profitable. These fees and expenses will require dependence on third-party relationships. The Company is generally dependent on relationships with its strategic partners and vendors, and the Company may enter into similar agreements with future potential strategic partners and alliances. The Company must be successful in securing and maintaining its third-party relationships to be successful. There can be no assurance that such third parties may regard their relationship with the Company as important to their own business and operations, that they will not reassess their commitment to the business at any time in the future, or that they will not develop their own competitive services, either during their relationship with the Company or after their relations with the Company expire. Accordingly, there can be no assurance that the Company’s existing relationships or future relationships will result in sustained business partnerships, successful service offerings, or significant revenues for the Company.

The Company depends on its management team to manage its business effectively.

The Company’s future success is dependent in large part upon its ability to understand, develop, and execute the business plan and to attract and retain highly skilled management, operational and executive personnel. Thus, the Company is highly dependent on its officers to provide the necessary skills, experience and background to execute the Company’s business plan. Additionally, the Employer of Record business is a specialty service which requires a full understanding of the service and its merits to be able to educate clients and potential clients to win business and operate optimally. The loss of any officer’s services with this knowledge could stifle the Company’s growth for 4-9 months, and could impede, particularly initially as the Company builds a record and reputation, its ability to develop and execute on its objectives, and as such would negatively impact the Company’s possible overall development.

Government regulation could negatively impact the business.

The Company’s business is subject to various government regulations in the jurisdictions in which it operates. Currently, the Company has clients and places employees in all 50 U.S. states and in numerous foreign countries. Due to the wide scope of the Company’s operations, the Company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. The Company’s operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry, such as the imposition of additional licensing or tax requirements. Failure to comply with the legal regulations in places we do business, or the regulatory prohibition or restriction of employment services, could lead to financial liability and regulatory action against the Company, which could significantly harm our development as a business.

The Company may face significant competition from companies that serve its industries.

The Company may face competition from other companies that offer similar solutions. Some of these potential competitors may have longer operating histories, greater brand recognition, larger client bases and significantly greater financial, technical and marketing resources than the Company possesses. These advantages may enable such competitors to respond more quickly to new or emerging trends and changes in customer preferences. These advantages may also allow them to engage in more extensive market research and development, undertake extensive far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners. Increased competition may result in price reductions, reduced gross margin and loss of market share. The Company may not be able to compete successfully, and competitive pressures may adversely affect its business, results of operations and financial condition.

The staffing industry is highly competitive with low barriers to entry which could limit the Company’s ability to maintain or increase our market share or profitability.

The staffing services industry is highly competitive with limited barriers to entry. Although we specialize in EOR and providing staffing services specifically for video production, where the market is not yet saturated by competitors, we still face significant competition on a national, regional and a local scale with full-service and specialized temporary staffing companies. We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.

Several of our existing or potential competitors have substantially greater financial, technical and marketing resources than we do, which may enable them to:

●	Invest in new technologies;

●	Be more competitive in cash and price paid for acquisitions;

●	Devote greater resources to marketing;

●	Aggressively price products and services below market rates; and

●	Offer better benefit packages that we may not be able to match.

The Company is subject to the potential factors of market and customer changes, which could result in our inability to timely respond to the needs of our clients.

The business of the Company is susceptible to rapidly changing preferences of the marketplace and its customers. The needs of customers are subject to constant change. Although the Company intends to continue to develop and improve its services to meet changing customer needs of the marketplace, there can be no assurance that funds for such expenditures will be available or that the Company’s competition will not develop similar or superior capabilities or that the Company will be successful in its internal efforts. The future success of the Company will depend in part on its ability to respond effectively to rapidly changing trends, industry standards and customer requirements by adapting and improving the features and functions of its services. In the Company’s industry, failure by a business to adapt to the changing needs and demands of customers is likely to render the business obsolete.

Negative publicity could adversely affect our business and operating results.

Negative publicity about our industry or our Company, including the utility of our services, even if inaccurate, could adversely affect our reputation and the confidence in, and the use of, our services, which could harm our business and operating results. Harm to our reputation can arise from many sources, including poor performance or misconduct by the workers we supply and recruit for our clients, misconduct by our partners, outsourced service providers or other counter-parties, and failure by us to meet minimum standards of service expected by clients in our industry.

The Company has generated revenues, but limited profits, to date.

The business model of the Company involves significant costs of services, resulting in a low gross and net margins on revenues. Coupling this fact with the required operating expenses incurred by the Company, the Company has only generated approximately $1,500 in total profits in any one year and specifically $195 in 2019 and $386 in 2018. The Company now has the added expense of being a public company, which will consist of additional expenses of approximately $900 for management compensation, administrative costs, insurance, consulting, and legal fees for reporting and regulatory compliance. The Company hopes and expects that as its business expands, it will enjoy economies of scale resulting in higher operating and net margins and improved cash flows, but there is no guarantee this will occur.

The Company may suffer from lack of availability of additional funds.

We have ongoing needs for working capital in order to fund operations, pay costs associated with being a public company, and to continue to expand our operations. To that end, we will be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital on favorable terms, if at all. There is a potential that we will continue to lack shares of Company Common Stock available for an equity financing. If additional debt is incurred, the Company may fail to comply with the terms of such financing, which could result in significant liability for our Company. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund liabilities, or (d) seek protection from creditors. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations. Our plan is to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties.

In addition, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in our Company.

Our acquisition strategy creates risks for our business.

We expect that we will pursue acquisitions of other businesses, assets or technologies to grow our business. We may fail to identify attractive acquisition candidates, or we may be unable to reach acceptable terms for future acquisitions. We might not be able to raise enough cash to compete for attractive acquisition targets. If we are unable to complete acquisitions in the future, our ability to grow our business at our anticipated rate will be impaired.

We may pay for acquisitions by issuing additional shares of Common Stock, if such shares become available, which would dilute our shareholders, or by issuing debt, which could include terms that restrict our ability to operate our business or pursue other opportunities and subject us to meaningful debt service obligations. We may also use significant amounts of cash to complete acquisitions. Most acquisitions will include “Earn Out” provisions which ensure adequate generation of revenue and profits, but cash required to pay Earn Outs likely will exceed that total or incremental cash flow generated by the acquired business. To the extent that we complete acquisitions in the future, we likely will incur future depreciation and amortization expenses associated with the acquired assets. We may also record significant amounts of intangible assets, including goodwill, which could become impaired in the future. Acquisitions involve numerous other risks, including:

●	difficulties integrating the operations, technologies, services and personnel of the acquired companies;

●	challenges maintaining our internal standards, controls, procedures and policies;

●	diversion of management’s attention from other business concerns;

●	over-valuation by us of acquired companies;

●	litigation resulting from activities of the acquired company, including claims from terminated employees, customers, former shareholders and other third parties;

●	insufficient revenues to offset increased expenses associated with the acquisitions and unanticipated liabilities of the acquired companies;

●	insufficient indemnification or security from the selling parties for legal liabilities that we may assume in connection with our acquisitions;

●	entering markets in which we have no prior experience and may not succeed;

●	risks associated with foreign acquisitions, such as communication and integration problems resulting from geographic dispersion and language and cultural differences, compliance with foreign laws and regulations and general economic or political conditions in other countries or regions;

●	potential loss of key employees of the acquired companies; and

●	impairment of relationships with clients and employees of the acquired companies or our clients and employees as a result of the integration of acquired operations and new management personnel.

The Company may suffer from a lack of liquidity.

By incurring indebtedness, the Company subjects itself to increased debt service obligations which could result in operating and financing covenants that would restrict our operations and liquidity. This would impair our ability to hire the necessary senior and support personnel required for our business, as well carry out its acquisition strategy and other business objectives.

The Company currently lacks the technology necessary to manage its planned accounting, staffing operations, payroll, and sales activities.

The Company relies heavily on its software providers to manage payroll, recruitment, onboarding, benefits administration, scheduling, year-end reporting, and other related human resources issues. Currently, we rely on software provided by Paycom and Sage50 to help manage these operations. Such software is sufficient for our current operations but will not handle the growing complexity of our needs as we evolve our operations through mergers and acquisitions of other businesses. If we cannot successfully implement a technology solution for managing accounting finance, payroll, benefits, purchase orders, vendor payments, and management of human resources data, we may not be able to successfully reduce the general and administrative costs of businesses that we acquire, as contemplated by our acquisition strategy, which would ultimately impair our ability to generate a healthy profit.

The Company is currently party to Factoring Facilities that are eroding its profit margins and may impair our ability to secure additional financing.

The Company is currently party to two factoring and security agreements (collectively, the “Factoring Facilities”). The first was entered into by Maslow on November 4, 2016 and modified in early 2020, with Triumph Business Capital (“Triumph”), and the second with Wilco Capital Management (“Wilco”, Triumph and Wilco are sometimes referred to herein as a “Factor” or “Factoring Companies”), acquired as part of IQS. Pursuant to these Factoring Facilities, the Company sells its accounts receivable (i.e. invoices) at a discount so that the Company can meet its immediate cash needs, at which point the value of those invoices become a debt of the Company that must be paid to the Factoring Companies. This type of facility is common for companies in the EOR and staffing industries as a great deal of cash is advanced to make payroll and pay contractors. We must use a substantial portion of our cash flow from operations to make debt service payments on these Factoring Facilities, which reduces the funds available to us for other purposes such as working capital, capital expenditures and acquisitions. In addition, because our largest asset (our accounts receivable) is encumbered pursuant to these Factoring Facilities, our ability to obtain lines of credit or other financings for other purposes such as growth initiatives and acquisitions is limited. Additionally, we are exposed to fluctuations in interest rates because our Factoring Facilities have variable rates of interest tied to the prime interest rate. The reduction of cash flow as a result of these Factoring Facilities may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition, and makes us more vulnerable to general economic downturns and adverse developments in our business. In January 2020, we renegotiated our Factoring Facilities, lowering our borrowing costs by approximately 2% (on an APR basis).

No formal market survey has been conducted.

No independent marketing survey has been undertaken to determine the potential demand for the Company’s services over the longer term. The Company has conducted no marketing studies regarding whether its business would continue to be marketable. No assurances can be given that upon marketing, sufficient customer markets and business can be developed to sustain the Company’s operations on a continued basis.

The Company services numerous geographic areas, and therefore may be subject to risks such as natural disasters and travel-related disruptions, which may materially adversely affect our business, financial condition and results of operations.

We operate in all U.S. states and in numerous countries around the world. To do so, we often send workers to locations that could be affected by various factors beyond our control that could adversely affect our ability to service our clients. These factors could also affect our employees, vendors, insurance carriers and other contractual counterparties. Such factors include:

●	war, terrorist activities or threats and heightened travel security measures instituted in response to these events;

●	outbreaks of pandemic or contagious diseases or consumers’ concerns relating to potential exposure to contagious diseases;

●	natural disasters, such as hurricanes, fires, earthquakes, tsunamis, tornados, floods and volcanic eruptions and man-made disasters;

●	bad weather and even forecasts of bad weather, including abnormally hot, cold and/or wet weather;

●	oil prices and travel costs and the financial condition of the airline, automotive and other transportation-related industries, any travel-related disruptions or incidents and their impact on travel; and

●	actions or statements by U.S. and foreign governmental officials related to travel and corporate travel-related activities (including changes to the U.S. visa rules) and the resulting public perception of such travel and activities.

Any one or more of these factors could adversely affect our ability to offer services to clients, which could materially adversely affect our business, financial condition and results of operations.

A downturn of the U.S. or global economy could result in our clients using fewer workforce solutions or becoming unable to pay us for our services on a timely basis or at all, which would materially adversely impact our business.

Because demand for workforce solutions and services, particularly staffing services, is sensitive to changes in the level of economic activity, our business may suffer during an economic downturn resulting from among other things the COVID-19 pandemic. During periods of weak economic growth or economic contraction, the demand for staffing services typically declines. When demand drops, our operating profit is typically impacted unfavorably as we experience a deleveraging of our selling and administrative expense base as expenses may not decline as quickly as revenues. In periods of decline, we can only reduce selling and administrative expenses to a certain level without negatively impacting our long-term prospects. Additionally, during economic downturns companies may slow the rate at which they pay their vendors, or they may become unable to pay their obligations. If our clients become unable to pay amounts owed to us, or pay us more slowly, then our cash flow and profitability may suffer.

Client services may be terminated on short notice, leaving us vulnerable to a significant loss in revenue

Client staffing needs can change and as a result we could lose staffing or EOR headcount rather quickly. In late 2019 this was the case when AT&T announced the cancellation of two (2) live anchor multiple hour DirecTV sports programs, which at this time has an unknown impact on our business. A reduction in such needs and resulting loss of clients or placements at clients could result in a significant decrease in revenue within a short period of time that would be difficult to quickly replace.

Inability to retain or attract new clients.

Growth and profitability of our business is dependent upon our ability to retain and capture new clients. Our ability to achieve success in both areas is reliant on our sales and service organization. If we are unable to execute effectively, or our selected business development efforts falter, we may not be able to attract a significant number of new clients and our existing client base could shrink, resulting in an adverse impact on our revenues and profitability.

We could be required to write-off goodwill and intangible assets.

In accordance with generally accepted accounting principles, we are required to review our goodwill and intangible assets for impairment at least annually. Our goodwill and intangibles assets were $755 at the end of 2019. An unfavorable evaluation could cause us to write-off these assets in future periods. Any future write-offs could have a material adverse impact on our operational results or operating income before interest, taxes, depreciation, and amortization (OIBITDA).

Our business is subject to federal, state and local labor and employment laws and a failure to comply could materially harm our business.

We are subject to regulation by a host of federal, state and local regulatory agencies in the jurisdictions within which we operate including but not limited to the U.S. Department of Labor. There are local agencies which have similar state and city regulations as well with specific laws and regulations varying among these jurisdictions. This acts both as an opportunity for the Company since we manage these risks as a matter of course for our EOR service, and a risk as compliance with these requirements imposes some additional burden on us. However, in the past challenges complying with these local, state and federal regulations has not resulted in a material adverse event on Maslow’s business. Any inability or failure to comply with government regulation could however materially harm our business. Increased government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could create additional business for the Company, but could also materially harm our business.

It is also likely that the U.S. Congress will continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act and related health care laws (“Health Care Reform Laws”). Because of the uncertainty surrounding this replacement health care reform legislation, we cannot predict with any certainty the likely impact of the repeal of Health Care Reform Laws or the adoption of any other health care reform legislation on the Company’s financial condition or operating results.

In reaction to the COVID-19 pandemic, federal and state legislatures have been attempting to push through legislation, much of which affects the employee-employer relationship and these new laws may have a material impact on our operations, business, finances and prospects. No certainty can be provided as to the nature of these new regulations or their impact.

Concentration Risk of Customers

Workforce clients AT&T and DirecTV (under a single AT&T agreement) and Janssen Pharmaceuticals (which includes workforce partners Johnson & Johnson) make up 37% and 11% of our go forward revenues, respectively. In addition, these two customers account for 50% and 19% of our accounts receivables as of December 31, 2019, respectively. Our business relies on relationships with several large customers, to generate a large portion of our revenue. This revenue concentration in a relatively small number of customers (4 clients make up 61% of revenue) makes us particularly dependent on factors affecting those companies.

RISKS RELATED TO OWNERSHIP OF COMMON STOCK

Our stock price may be volatile or may decline regardless of our operating performance, resulting in substantial losses for investors purchasing shares in this offering.

The market price of Common Stock has been, and is likely to continue to be, volatile for the foreseeable future. The market price of Common Stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below:

●	actual or anticipated fluctuations in our results of operations;

●	any financial projections we provide to the public, any changes in these projections or our failure to meet these projections;

●	lack of securities analyst coverage;

●	effect of applicable “penny stock” rules and FINRA Rule 2111;

●	failure of securities analysts to initiate or maintain coverage of our Company, changes in financial estimates by any securities analysts who follow our Company, or our failure to meet these estimates or the expectations of investors;

●	ratings changes by any securities analysts who follow our Company;

●	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	changes in operating performance and stock market valuations of other business services companies generally, or those in our industry in particular;

●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	changes in our board of directors or management;

●	sales of large blocks of Company Common Stock, including sales by our executive officers, directors and significant shareholders;

●	lawsuits threatened or filed against us;

●	short sales, hedging and other derivative transactions involving our capital stock;

●	general economic conditions in the United States and abroad; and

●	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many business services companies. Stock prices of many business services companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations and financial condition.

Common Stock is subject to risks arising from restrictions on reliance on Rule 144 by shell companies or former shell companies.

Under a regulation of the SEC known as “Rule 144,” a person who beneficially owns restricted securities of an issuer and who is not an affiliate of that issuer may sell them without registration under the Securities Act provided that certain conditions have been met. One of these conditions is that such person has held the restricted securities for a prescribed period, which will be 6 months for Common Stock. However, Rule 144 is unavailable for the resale of securities issued by an issuer that is a shell company (other than a business combination related shell company) or, unless certain conditions are met, that has been at any time previously a shell company.

The SEC defines a shell company as a company that has (a) no or nominal operations and (b) either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

As a result of the Merger described in Item 1.01, the Company ceased being a shell company as such term is defined in Rule 12b-2 under the Exchange Act.

While we believe that as a result of the Merger, Reliability ceased to be a shell company, the SEC and others whose approval is required for shares to be sold under Rule 144 might take a different view.

Rule 144 is available for the resale of securities of former shell companies if and for as long as the following conditions are met:

(i)	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

(ii)	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

(iii)	the issuer of the securities has filed all Exchange Act reports and materials required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

(iv)	at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company known as “Form 10 Information.”

Although the Company has filed Form 10 Information with the SEC on its Current Report on Form 8-K filed October 29, 2019, shareholders who receive the Company’s restricted securities will not be able to sell them pursuant to Rule 144 without registration until the Company has met the other conditions to this exception and then for only as long as the Company continues to meet the condition described in subparagraph (iii), above, and is not a shell company. No assurance can be given that the Company will meet these conditions or that, if it has met them, it will continue to do so, or that it will not again be a shell company.

The issuance of the additional shares of Common Stock could cause the value of Common Stock to decline.

The sale or issuance of a substantial number of shares of Common Stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish. Further, if we do sell or issue more Common Stock, any investors’ investment in the Company will be diluted. Moreover, the Company has outstanding convertible notes and warrants. The conversion or exercise of the notes and warrants for shares of Company Common Stock would dilute the common shareholders. If significant dilution occurs, any investment in Common Stock could significantly decline in value.

The application of the “penny stock” rules could adversely affect the market price of Common Stock and increase transaction costs to sell those shares. This can be exacerbated by the current low float of the stock in relation to the shares outstanding.

The SEC has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks, and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person, and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has enough knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of Common Stock and cause a decline in the market value of Common Stock.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted Rule 2111 that requires a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer before recommending the investment. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy Common Stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board.

RISKS RELATED TO OUR PREVIOUS STATUS AS A SHELL COMPANY

We may have contingent liabilities related to our operations prior to the Merger of which we are not aware and for which we have not adequately provided for.

We identified as a shell company with no operating activities prior to the Merger. Upon completion of the Merger, we acquired all of the operations of The Maslow Media Group, Inc. Prior to the consummation of the Merger, Reliability Incorporated was engaged from 1971 to 2007 in the design, manufacture, market, and support of high-performance equipment used to test and condition integrated circuits. This business was closed in 2007. We cannot assure you that there are no material claims outstanding, or other circumstances of which we are not aware, that would give rise to a material liability relating to those prior operations, even though we do not record any provisions in our financial statements related to any such potential liability. If we are subject to past claims or material obligations relating to our operations prior to the consummation of the Merger, such claims could materially adversely affect our business, financial condition and results of operations.

RISK RELATED TO THE MERGER AND OWNERSHIP OF COMMON STOCK

Costs of being a public company and risks associated with having been a shell.

We are now incurring increased costs with demands upon management and accounting and finance resources as a result of complying with the laws and regulations affecting public companies; any failure to establish and maintain adequate internal control over financial reporting or to recruit, train and retain necessary accounting and finance personnel could have an adverse effect on our ability to accurately and timely prepare our consolidated financial statements.

We identified as a shell company with no recent operating activities prior to the Merger. Upon completion of the Merger, we acquired all the operations of The Maslow Media Group. Inc. As a public operating company, we are now incurring significant administrative, legal, accounting and other burdens and expenses beyond those of a private company, including those associated with corporate governance requirements and public company reporting obligations. We have already enhanced and supplemented our internal accounting resources with additional accounting and finance personnel with the requisite technical and public company experience and expertise, as well as refined our quarterly and annual financial statement closing process, to enable us to satisfy such reporting obligations. However, even with perceived success in doing so, there can be no assurance that our finance and accounting organization will be able to adequately meet the increased demands that result from being a public company.

Furthermore, we are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. In order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we are required to document and test our internal control procedures and prepare annual management assessments of the effectiveness of our internal control over financial reporting. These assessments will need to include disclosure of identified material weaknesses in our internal control over financial reporting. Testing and maintaining internal control over financial reporting will involve significant costs and could divert management’s attention from other matters that are important to our business. Additionally, we cannot provide any assurances that we will be successful in remediating any deficiencies that may be identified. If we are unable to remediate any such deficiencies or otherwise fail to establish and maintain adequate accounting systems and internal control over financial reporting, or we are unable to recruit, train and retain necessary accounting and finance personnel, we may not be able to accurately and timely prepare our consolidated financial statements and otherwise satisfy our public reporting obligations. Any inaccuracies in our financial statements or other public disclosures (in particular if resulting in the need to restate previously filed financial statements), or delays in our making required SEC filings, could have a material adverse effect on the confidence in our financial reporting, our credibility in the marketplace and the trading price of Common Stock.

In addition, our management team will also have to adapt to other requirements of being a public company. We will need to devote significant resources to address these public company-associated requirements, including compliance programs and investor relations, as well as our financial reporting obligations. Complying with these rules and regulations will substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly.

Common Stock may not be eligible for listing on a national securities exchange.

Common Stock is not currently listed on a national securities exchange, and we do not currently meet the initial quantitative listing standards of a national securities exchange. We cannot assure you that we will be able to meet the initial listing standards of any national securities exchange, or, if we do meet such initial qualitative listing standards, that we will be able to maintain any such listing. Common Stock is currently quoted on the pink sheets OTCQB of the OTC Marketplace under the symbol of “RLBY”, and, unless and until Common Stock is listed on a national securities exchange, we expect that it will continue to be eligible and quoted on the “pink sheets,” to which time we are eligible to apply to the OTCQB or OTCQX. However, in order to qualify for the OTCQB for instance, we would need our float to be a minimum of 5% of outstanding shares to even apply for an exception. Currently our float is under 3% of outstanding. Until Outstanding shares are increased, or sufficient number of shares registered and eligible for trade we will be unable to apply for an exception to move to the OTCQB or OTCQX. In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of Common Stock. In addition, if we continue to fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations normally deter broker-dealers from recommending or selling Common Stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

We cannot predict whether there will be an active trading market for our common stock and the market price of our common stock may remain volatile.

Given our low float of approximately 5,376,645 shares and the absence of an active trading market shareholders may have difficulty buying and selling our common stock at all or at the price you consider reasonable. Market visibility for shares of our common stock may be limited, which may have a depressive effect on the market price for shares of our common stock and on our ability to raise capital or make acquisitions by issuing our common stock.

Our compliance with regulations concerning corporate governance and public disclosure has resulted and may in the future result in additional expenses.

Evolving disclosure, governance and compliance laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 (SOX) and the Dodd-Frank Wall Street Reform and Consumer Protection Act. New or changing laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards of a public company are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company’s headquarters and operations are in Rockville, Maryland. As of December 31, 2019, placement activities were conducted through its Rockville, MD and Plymouth, MN offices. Both offices are leased. The Company terminated its lease for the Rockville, MD property effective April 30, 2020.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below, we are not aware of any such legal proceedings or claims against the Company.

On or about February 17, 2020, the Company, as plaintiff, filed a complaint with the Circuit Court of Montgomery County, Maryland against Vivos Holdings, LLC, Vivos Real Estate Holdings, LLC and Dr. Naveen Doki, to enforce Maslow’s rights under certain promissory notes and a personal guarantee made by the defendants. The case is proceeding. The Company believes that it will be granted a judgment in its favor.

On February 28, 2020, Healthcare Resource Network, LLC filed a complaint against Maslow in the Circuit Court of Montgomery County, Maryland alleging that Maslow participated with Vivos to financially harm the plaintiff. The plaintiff has not specified any alleged damage caused by Maslow and the Company believes any claims are without merit. The Company will defend itself from this case.

On September 28, 2018, Credit Cash filed a complaint against Maslow, Vivos Holdings, LLC, Vivos Acquisitions, LLC, Dr. Doki, Dr. Valleru (the “Parties”) and other defendants in the United States District Court for the District of New Jersey. Credit Cash alleged, among other things, that the Parties breached the Maslow and HCRN Credit Facilities and their respective guaranties in relation to the November 15, 2017 agreement described in “Management’s Discussion and Analysis of Results of Operations – Liquidity and Capital Resources” (the “DNJ Action”).

On October 30, 2018, Credit Cash filed a motion to intervene in an action pending in New York State, Monroe County, filed by HCRN and LE Finance, LLC against the Parties and other defendants (“NY State Action”).

On December 10, 2018 the Parties entered into a settlement agreement for the purpose of settling certain claims related to the DNJ Action only. Pursuant to the settlement agreement, certain repayment terms were agreed upon between Credit Cash and the Parties, but Credit Cash did not relinquish the right to pursue any claims related to the NY State Action, nor to pursue any remedies against any of the parties in relation to the November 15, 2017 agreement.

Because the Parties acknowledged and agreed, that the Credit Cash relationship benefitted Parties other than Maslow, certain of the Parties and their related parties, executed and delivered to the Company that certain Agreement for the Contingent Liquidation of the Common Stock of Maslow Media Group, Inc., dated as of October 28, 2019 (the “Liquidation Agreement”). Pursuant to the Liquidation Agreement the parties thereto pledged shares of Company Common Stock to Maslow to be used to obtain releases from the Lenders defined therein, including Credit Cash and its affiliates. The Liquidation Agreement permits Maslow to either transfer the shares to the Lenders in satisfaction of the outstanding obligations or to arrange for the sale of the shares and using the cash to satisfy such obligations.

On October 9, 2018, Maslow Media Group, Inc. was named as a defendant in an Affidavit of Confession of Judgment filed in the Supreme Court of the State of New York in relation to a case brought by Hop Capital, which the defendants collectively agree to pay a sum of $400 to Hop Capital. Maslow Media Group, Inc. is named as one defendant among six other defendants, all of which are entities related to Vivos. The claim brought by Hop Capital against the defendants in this case is in relation to a Merchant Agreement dated October 4, 2018; an agreement to which Maslow Media Group, Inc. was not a party. As such, Maslow Media Group, Inc. contends that being named in the Affidavit of Confession of Judgment as a defendant was made in error and is currently seeking to have its name removed from Affidavit of Confession of Judgment as a defendant.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND HOLDERS

The Company’s common stock trades in the over-the-counter market under the symbol RLBY. The high and low sale prices for 2018 and 2019 are set forth below. High and Low price is based on last trading day of quarter.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
High	$.0300	$.0350	$.0500	$.0275
Low	$.0300	$.0350	$.0500	$.0275

2019
High	$.3100	$.3600	$.1700	$.2900
Low	$.3100	$.3600	$.1410	$.2200

The Company paid no cash dividends in 2018 or 2019.

As of April 28, 2020, the last reported sales price for Company Common Stock was $ .124 per share.

As of April 28, 2020, there were 493 holders of record of Company Common Stock.

EQUITY COMPENSATION PLANS

None

RECENT SALES OF UNREGISTERED SECURITIES

None

SHARE REPURCHASES

None

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our summary consolidated historical financial data. You should read the information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended 2019 and 2018 and the balance sheet data as of December 31, 2019 and 2018 set forth below are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	December 31
Balance Sheet Data:	2019	2018
Working capital	$784	$1,783
Total assets	$14,276	$9,483
Total outstanding borrowings, net	$8,188	$4,947
Total other long-term liabilities	$1,745	$344
Stockholders’ equity	$2,227	$1,472

	December 31
Statement of Operation Data:	2019	2018
Revenues	$38,444	$37,638
Gross profit	$4,069	$3,864
Selling, general and administrative expenses	$2,985	$2,807
Operating income	$1,084	$1,057
Interest income	$68	$80
Interest expense	$(438)	$(328)
Other expense	$(206)	$(241)
Income before income taxes	$508	$568
Income tax expense	$(156)	$(182)
Consolidated net income	$352	$386
Non-consolidated interest in consolidated affiliates	$(157)	$-
Net income (loss)	$195	$386

	December 31
Net Income (Loss) Per Share:	2019	2018
Net income (loss) per share – basic	$-	$-
Net income (loss) per share - diluted	$-	$-
Weighted average shares outstanding – basic	300,000,000	282,000,000
Weighted average shares outstanding – diluted	300,000,000	282,000,000

	December 31
Other Financial Data:	2019	2018
OIBITDA (1)	$1,348	$1,082

(1) We present OIBITDA as a measure that is not in accordance with generally accepted accounting principles (“non-GAAP”), in this Annual Report on Form 10-K to provide investors with a supplemental measure of our operating performance. We believe that OIBITDA is a useful performance measure and is employed by us to facilitate comparisons of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our core business than measures under generally accepted accounting principles (“GAAP”) can provide alone. Our board and management also use OIBITDA as some of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual results against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for our management and organization.

We define OIBITDA as operational earnings before interest expense, related party interest, income taxes, depreciation and amortization expense, loss on early extinguishment of debt and related party debt, transaction fees and costs related to our being a public company. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make like comparisons. Similarly, we omit depreciation and amortization because many other companies likely employ a greater amount of property and intangible assets. We also believe that investors, analysts and other interested parties view our ability to generate OIBITDA as an important measure of our operating performance and that of other companies in our industry. OIBITDA should not be considered as an alternative to net income (loss) for the periods indicated as a measure of our performance.

The use of OIBITDA has limitations as analytical tools, and you should not consider these performance measures in isolation from, or as an alternative to, GAAP measures such as net income (loss). OIBITDA is not a measure of liquidity under GAAP or otherwise and is not an alternative to cash flow from continuing operating activities. Our presentation of OIBITDA should not be construed as an inference that our future results will be unaffected by the expenses that are excluded from that term or by unusual or non-recurring items. The limitations of OIBITDA include: (i) it does not reflect our corporate expenditures or future requirements for capital expenditures or contractual commitments; (ii) it does not include costs of being a public company which will increase in 2020 as we will be a public company over 12 months as opposed to 2 months; it does not reflect changes in, or cash requirements for, our working capital needs; (iii) it does not reflect income tax payments we may be required to make; and (iv) it does not reflect the cash requirements necessary to service interest or principal payments associated with indebtedness.

To properly and prudently evaluate our business, we encourage you to review our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and the reconciliation to OIBITDA from net income (loss), the most directly comparable financial measure presented in accordance with GAAP, set forth in the following table. All the items included in the reconciliation from net income to OIBITDA are either (i) corporate costs or (ii) items that management does not consider in assessing our on-going operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect on-going operating performance.

OIBITDA calculation comparison for the years ended December 31, 2019 and 2018 is as follows:

	December 31
	2019	2018
Operating income	$1,084	$1,057
Depreciation and amortization	25	25
Corporate, general and administrative	239	-
	$1,348	$1,082

Operational performance comparison for the years ended December 31, 2019 and 2018 is as follows:

	December 31
	2019	2018
Revenue	$38,444	$37,638
Gross profit	$4,069	$3,864
OIBITDA	$1,348	$1,082
Net profit	$195	$386

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This section includes several forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to future events and financial performance. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “can,” “could,” “should,” “intends,” “project,” “predict,” “plans,” “estimates,” “goal,” “target,” “possible,” “potential,” “would,” “seek,” and similar references to future periods. These statements are not a guarantee of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: the impact of the COVID-19 pandemic on us and our clients; our ability to access the capital markets by pursuing additional debt and equity financing to fund our business plan and expenses on terms acceptable to the Majority Shareholders or at all; negative outcome of pending and future claims and litigation and our ability to comply with our contractual covenants, including in respect of our debt; potential loss of clients and possible rejection of our business model and/or sales methods; weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers’ projects or the inability of our customers to pay our fees; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; and government policies, legislation or judicial decisions adverse to our businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. We recommend readers to carefully review the entirety of this Annual Report, including the “Risk Factors” in Item 1A of this Annual Report and the other reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Quarterly Reports on Form 10-Q and our reports on Form 8-K.

The following discussion and analysis of our financial condition and results of operations, our expectations regarding the future performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors including those described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with our audited consolidated financial statements and related notes thereto and other financial information included in this Annual Report on Form 10-K.

Our financial information may not be indicative of our future performance.

EXECUTIVE OVERVIEW

Please note that the impact of the COVID-19 pandemic on us and our clients continues to evolve and is expected to adversely impact our assumptions and projections. As discussed below, the Company has been adversely impacted in significant ways as a result of the COVID-19 pandemic. The continued impact of this pandemic is not knowable at this time. Rather than attempt to guess as to the impact of the pandemic, the following management’s discussion and analysis, unless otherwise noted, does not address the specific impact of the COVID-19 pandemic. It is expected that the business environment and the economy as a whole will be adversely impacted by the pandemic.

Demand for Maslow EOR services and field talent is dependent upon general economic conditions and labor trends. The United States economic backdrop during 2019 was positive as real gross domestic product (“GDP”) grew an estimated 2.3%, while the unemployment rate declined from .4% to 3.5% in 2019 (According to the U.S. Bureau of Labor Statistics). In the United States, the number of job openings has exceeded the number of hires since February 2015, creating competition for skilled talent, playing into Maslow’s strength in having a breadth of media talent. However, starting the week of March 9, 2020, the US state and federal governments began urging or requiring residents to stay home and banning large gatherings and restricted travel. Schools were closed and all sporting events across the United States were either cancelled or postponed indefinitely. Many companies mandated that their employees work from home and discontinued use of many workers who could not perform their type of work from home (e.g. video, sound, lighting crew, makeup-artists). Maslow began seeing the effects the week of March 16, 2020 as its contracted employee and freelance payroll hours dropped an estimated 32%. This was because a large portion of Maslow employees were assigned to field, location, or studio filming projects for our clients that require close contact with others. These projects were placed on indefinite hold and these employees who saw their hours dramatically reduced. Those who could continue to work from their homes for our clients, have continued to log hours. We are monitoring the situation; however, we estimate a drop-in revenue during this “lock-down” period could reach 50% or more. We are hopeful that these impacts will be temporary and that after the resumption of a normally functioning economy we will see a significant rebound, however no assurance can be given on when this will happen or what impact it will have on our business. Our IT staffing resources can typically work from home and these placements have been steady due, in part, to the continued activity by our health care industry customers.

This situation has exacerbated our cash position as explained more thoroughly below (see Liquidity and Capital Resources). On February 17, 2020, after several attempts to negotiate a plan with Suresh Venkat Doki and Naveen Doki, Maslow, as plaintiff, filed a complaint with the Circuit Court of Montgomery County, Maryland against these obligors. In February 2020, Maslow took out a $250 6-month term loan from Triumph at 10% APR, in order to meet its cash obligations. The shortage of cash at this juncture resulted from, among other things, the Company being unable to finance IQS invoices through Triumph because a lien was discovered to exist on IQS assets delaying utilization of Maslow’s much more favorable factoring relationship with Triumph. As for the lien, it was not disclosed to Maslow by Vivos Holdings Inc., the seller, before or after the transaction closed.

This required the Company to employ Wilco, the factor used by IQS entity, which charged approximately 15% more per annum than what Maslow was paying its Factor, Triumph. Maslow terminated the relationship with IQS’s Factor, Wilco, in April 2020.

Because of the sudden drop in client requirements during the COVID-19 pandemic the Company was forced to reduce contracted employees’ hours, furlough 6 general and administrative personnel and institute pay-cuts across the board with executives taking a larger pay cut.

We expect that after the COVID-19 pandemic is under control, our clients will re-engage our employees who were sidelined as a result of the pandemic.

The impact of the outbreak on the entire labor market will depend on many factors, including the duration of the economic disruption, including continuing reduction of client labor hours. If the disruption continues longer, then the Company, and its competitors are likely to layoff even more contracted employees and furlough general and administrative support staff.

The Company’s executives and its board of directors have been working together on measures to facilitate the rapid ramp-up of operations once the governmental restrictions have been lifted and our clients return to their customary levels of demand. In the meantime, we are pursuing any and all U.S., state and local stimulus packages for additional liquidity.

If the Company cannot get back to prior revenue levels by early June 2020 and has been unable to raise sufficient capital from government stimulus loans or private investors and the Related Party Debt is not repaid in a timely manner, there will be a going concern and pose a significant hardship on the Company’s sustainability. This is exacerbated by required payments of approximately $730,000 of principal and interest on the Company’s outstanding notes due in June and July 2020.

COMPANY OVERVIEW

The Company’s subsidiary The Maslow Media Group, Inc. (“Maslow”) is currently the only earning center for the business. After our Merger in October 2019, non-operational expenses (e.g. public company fees, D&O insurance, investor relations) were assigned at the corporate level. Maslow is a national provider of employer of record and recruiting and staffing services, and in December 2019, we completed the acquisition of the vital commercial assets of Intelligent Quality Solutions (“IQS”), an IT staffing firm focused on software testing, out of Plymouth, Minnesota. We provide services to client primarily within the United States of America.

Our services consist of:

●	Employer of Record (“EOR”): A unique workforce solution for any organization who seeks efficiency in employee administrative management including payroll and benefits, labor risk associated with compliance with federal-state and local regulations including Fair Labor Standards Act (“FLSA”), in onboarding and offboarding employees, and in managing benefit costs.
●	Recruiting and Staffing: Staffing covering a wide variety of specialties. Currently Media and Information Technology (“IT”) encompass most of our placements.
●	Video and Multimedia Production: With 32 years of experience, the Company’s subsidiary, Maslow, offer script to screen expertise including producers, audio engineers, editors, broadcasters, makeup artists, camera crews, Gaffers and grips, drone operators and more.

RESULTS OF OPERATIONS

Maslow had revenues totaling $38,444 in 2019, which was a 2.1% increase over $37,638 in 2018. IQS assets which were acquired on December 1, 2019 accounted for $245, thus the existing Maslow business increased $561 which represents a 1.5% improvement over 2018. In late 2018, however, Maslow lost 3 clients which reduced our run rate revenue for 2019 by $1,855. Thus, revenue growth as measured against 2018 run rate of $35,783 ($37,638-$1,855) is 7.4%. The decision to leave Maslow by these three clients was not attributable to Maslow’s pricing, service, or performance.

The overall improvement in revenue can be attributed to increased payrolls and staffing by current customers. New clients (7) represented $688 in revenue (1.8%), which is slightly higher than the 1.5% Maslow’s growth rate, Year over Year.

Overall, the top 10 clients represented $31,627 which is 82% of 2019 revenues, which was an increase by approximately $895 to 2018’s top 10 at approximately $30,732. $48 in rebates were issued in December 2019 which was $13 greater than 2018.

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenues, and have been derived from our consolidated financial statements.

	December 31
	2019	2018
Revenue	$38,444	$37,638
Cost of services	34,375	33,774
Gross profit	4,069	3,864
Selling, general and administrative expenses	2,985	2,807
Operating income	1,084	1,057
Interest income	68	80
Interest expense	(438)	(328)
Other expense	(206)	(241)
Income before taxes	508	568
Income tax expense	(156)	(182)
Non-controlling interest in consolidated affiliates	(157)	-
Net income	$195	$386

The 2019 consolidated statement of income includes 1 month of IQS operations.

Revenues: By Segment

	2019	% of Revenue	2018	% of Revenue
EOR	$34,452	89.6%	$34,573	91.9%
Recruiting and Staffing	2,190	5.7%	1,739	4.6%
Video and Multimedia Production	1,641	4.3%	1,228	3.3%
Other	161	0.4%	98	0.3%
Total Revenue	$38,444	100.0%	$37,638	100.0%

Employer of Record (EOR) Revenues: EOR which represents 89.6% of our revenue saw a marginal decrease in year over year revenue by 0.35% to $34,452 which can be mostly attributable to the loss of the three key clients in late 2018.

Recruiting and Staffing Revenues: Staffing revenues increased by $451, or 26%. The IQS acquisition contributing the vast majority with approximately $245 in December 2019.

Video and Multimedia Production Revenues: Video Production revenues increased approximately $413, or 34%. This was due to increase in demand and our team’s more aggressive approach in touting our capabilities to existing customers.

Gross Profit: Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, benefits, payroll-related insurance, union benefits, field talent costs, and reimbursable costs.

Overall, our gross profit increased approximately $206, or 5.3% to $4,069 due primarily to an increase in higher margin revenues, including the addition of IQS which garnered 25.8% in its first month. As a percentage of revenue, gross profit has increased to 10.6% from 10.3%.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses increased $178, or 6.3%, to $2,985, $233 of which was related to salary increases; of which $114 attributable to having Controller position filled for an entire year, IQS salaries (approximately $23 per pay period ), and our CFO fully allocated. Additional increases were driven by business development, increase in business insurance, including D&O insurance, due to the change in status as a public company, road show travel, and legal costs.

Depreciation and Amortization: Depreciation and amortization charges remained consistent at $25.

Interest Income: Interest income from related parties decreased from $80 to $68, as a result of consolidation of the related entity.

Other Expense: Other expenses decreased by $35 from $241 to $206 primarily due to Vivos’ discontinuation of a “management fee,” charged in 2018 of $240, offset by public company related expenses such as investment banking and relations fees. which had the greatest impact.

Interest Expense: Interest expense, net increased by $110 from $328 to $438 primarily due to increase in invoicing resulting in greater receivables being factored, coupled with interest at 12% on a graduated total of $890 in convertible notes.

Income Taxes: Income tax expense decreased $26 from $182 to $156 primarily due to due to timing differences and lower income from prior period.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements are driven predominantly by EOR field talent payments, SG&A salaries, public company costs, interest associated with factoring, and client accounts receivable receipts. Since receipts from client payments are on average 54 days behind payments to field talent, working capital requirements can be periodically challenged. We have a Factoring Facility with Triumph. The Company modified its arrangements with Triumph in January 2020 to improve its terms. Triumph advances 93% of our eligible receivables (compared with 90% prior to the modification), at an advance rate of 15 basis points (20 basis points prior to modification), an interest rate of prime plus 2%, from 2.5% prior to modification, and our prime floor rate reduced from 5% down to 4%. As a result of the impact of the COVID-19 pandemic, our clients may be more likely to be delinquent in their payments.

Our primary sources of liquidity are cash generated from operations via borrowings under our Factoring Facility with Triumph and receivables enabling access to the 7% unfactored portion. Because certain large clients have changed their payment practices announcing 60 and 90 day terms amounting to a unilateral extension to contractual terms by 30-60 days, we can be adversely impacted since Triumph, and most other factoring institutions no longer provide credit after an account obligor pays 30 or more days from their contractual terms.

Our primary use of cash are for payments to field talent, corporate and staff employees, related payroll liabilities, operating expenses, public company costs, including but not limited to general and professional liability and directors and officers liability insurance premiums, legal fees, filing fees, auditor and accounting fees, stock transfer services, and board compensation; followed by cash factoring and other borrowing interest; cash taxes; and debt payments.

Prior to close of Merger, cash was loaned to entities owned and controlled by the Majority Shareholders, totaling approximately $1,124. The Company also expended $275 in deferred federal income tax payments in 2019 and is currently paying between $5 and $25 per month against 2018 taxes to IRS with a plan to complete payment by end of 2020.

We are an EOR with the vast majority of contracted talent paid as W-2 employees who are paid known amounts on a consistent schedule; however, our cash inflows do not typically align with these required payments, resulting in temporary cash challenges.

We anticipate approximately $1,000 in additional corporate costs in 2020, when compared with 2019 relating to new corporate structure in order to satisfy public company compliance and meet growth objectives. Approximately $595 of these costs are directly related to public company compliance which include legal, insurance, investor relations, filing, and audit fees. The Company added a General Counsel in January 2020 in order to manage legal costs associated with SEC compliance, risk management, and support general business including contractual review. The budget for 2020 corporate costs will be approximately $1,400 which includes salaries for Reliability President, CFO and General Counsel.

On June 27, 2020, the Company’s outstanding convertible notes will mature and become due and payable. Unless shares of Common Stock are authorized, the conditions to conversion are met and and note holders decide to exercise their option to convert to stock, the Company will need to make principal and interest payments of approximately $952 from June 27, 2020 through October 4th, 2020.

Even before the state and U.S. government’s reaction to COVID-19 forced employees to work from their homes starting around March 12, 2020, the Company had begun to experience cash constraints due to the following factors:

●	A personal guaranty provided by Naveen Doki of $3,000 came due in December 2019. This guaranty could be satisfied by Dr. Doki in cash or shares of Company Common Stock that may then be sold to satisfy this obligation. After failed collection and settlement attempts, on February 17, 2020, the Company initiated an action in the Circuit Court of Montgomery County Maryland against Naveen Doki for nonpayment of the guaranty.

●	It was anticipated that following the Merger, the Company would both access the capital markets by selling additional shares of Company Common Stock and use shares of Company Common Stock as currency to acquire other business revenues. However, all 300 million authorized shares of Company Common Stock were issued in connection with the Merger. No shares are expected to become available to the Company until the next meeting of shareholders, upon the approval by the Company’s shareholders of an amendment to the Company’s Certificate of Formation to increase the number of authorized shares of Company Common Stock, or approve a reverse-split of the outstanding shares of Company Common Stock to provide additional shares for these purposes. No assurance can be given that the shareholders will approve such action.
●	The Company had not been able to factor IQS invoices from January 26 through March 31, 2020, because a lien undisclosed to the Company by the seller, Vivos, had been placed on IQS’s receivables. By March 27, 2020, a total of unfactored invoices had reached approximately $40. As of April 1, 2020, $219 had not been factored through Triumph, the Company’s Factoring Company, Triumph, for administrative reasons.

Working capital as of December 31, 2019 was at 784, compared to $1,783 a year ago, impacted most prominently by the $890 in convertible notes (see Note 10) becoming due in 2020 and income tax payable increasing by $153.

A summary of our operating, investing and financing activities are shown in the following table:

	December 31
	2019	2018

Net cash provided by operating activities	$1	$16
Net cash provided by (used in) investing activities	(39)	3
Net cash provided by (used in)financing activities	284	(82)
Net change in cash and cash equivalents	$246	$(63)

Operating Activities

Cash employed by operating activities consists of net income, adjusted for non-cash items, including depreciation and amortization, and the effect of working capital changes. The primary drivers of cash inflows and outflows are factoring, accounts receivable and accrued payroll and expenses.

During 2019, net cash provided by operating activities was $1, a decrease of $ 15 compared with $16 for 2018. This decrease is primarily attributable to net income, and $456 in deferred income taxes (see Financing Activities for more details).

Investing Activities

Cash used in investing activities consists primarily of cash paid for capital expenditures.

Financing Activities

Cash provided by financing activities in 2019 was $284 as compared to cash used in financing activities of ($82) for 2018. The increase was due to the Company raising $890 from issuance of short-term convertible debt as previously discussed, from a $750 note with Vivos Holdings to reimburse MMG for a significant tax event triggered at the time they acquired Maslow, a $215 estimated annual impact per year for 4 years for the fact that Vivos switched Maslow from a cash basis reporting S-Corp to an accrual basis filing C Corp, as well as the acquisition of IQS in exchange for a reduction in related parties notes receivable. The total federal tax liability was agreed with IRS to be deferred over 4 years beginning in 2017. All this was offset by funds advanced to Vivos of $688. Cash flows from financing activities consisted principally of borrowings and payments. $794 was paid on behalf of Vivos for a variety of Merchant Cash Advance (“MCA”) liabilities that were taken in Maslow’s name. Cash flows from financing activities consisted principally of borrowings and payments. Net borrowing relating to invoice factoring increased by $70 from $846 to $916 as increase in invoicing and DSO led to increased borrowing.

CONTRACTUAL OBLIGATIONS

The Company has notes payable in the amount of $890 pursuant to a convertible debt offering that commenced June 13, 2019. The offering was conducted pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder. The convertible notes issued have a maturity date that is one year from the issuance of the note, unless earlier converted into shares of Company Common Stock upon the issuance by the Company of Company Common Stock for gross proceeds of at least $5,000.

OFF-BALANCE SHEET ARRANGEMENTS

We are not party to any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified the policies listed below as critical to our business and the understanding of our results of operations. For a detailed discussion of the application of these and other accounting policies, see Note 3 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K. The preparation of consolidated financial statements in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods.

On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, collectability of accounts receivable, impairment of goodwill and intangible assets, contingencies, litigation, income taxes, stock option expense, and other liabilities. Management based its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the consolidated financial statements.

REVENUE RECOGNITION

On January 1, 2019 the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, for all open contracts and related amendments as of December 31, 2019 using the modified retrospective method. The adoption had no impact to the reported results. Results for reporting periods beginning after December 31, 2017 are presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods.

The Company recognizes revenue in accordance with ASC 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligation(s) in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.

The Company accounts for revenues when both parties to the contract have approved the contract, the rights and obligations of the parties are identified, payment terms are identified, and collectability of consideration is probable. Payment terms vary by client and the services offered.

We derive our revenues from three segments: EOR, Recruiting and Staffing, and Video and Multimedia Production. We provide temporary staffing and permanent placement services. Revenues are recognized when promised services are delivered to client, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Revenues as presented on the consolidated statements of income represent services rendered to client less variable consideration, such as sales adjustments and allowances. Reimbursements, including those related to out-of-pocket expenses, are also included in revenues, and equivalent amounts of reimbursable expenses are included in cost of services.

We record revenue on a gross basis as a principal versus on a net basis as an agent in the presentation of revenues and expenses. We have concluded that gross reporting is appropriate because we (i) have the risk of identifying and hiring qualified workers, (ii) have the discretion to select the workers and establish their price and duties and (iii) we bear the risk for services that are not fully paid for by client.

Temporary staffing revenues is accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on an hourly basis. The contracts stipulate weekly billing and the Company has elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date.

Permanent placement revenue is recognized on the date the candidate’s full-time employment with the customer has commenced. The customer is invoiced on the start date, and the contract stipulates payment due under varying terms, typically 90 days. The contract with the customer stipulates a guarantee period whereby the Company will replace the candidate for free of charge if the employee is terminated within that 90-day period. As such, the Company’s performance obligations are satisfied upon commencement of the employment, at which point control has transferred to the customer.

Allowances, recorded as a liability, are established to estimate these losses. Fees to client are generally calculated as a percentage of the new worker’s annual compensation. No fees for permanent placement services are charged to employment candidates.

Video and Multimedia Production revenues from contracts with client are recognized in the amount to which we have a right to invoice, when the services are rendered by our field talent.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC 820, “Fair Value Measurements and Disclosures”, the Company measures and accounts for certain assets and liabilities at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements and establishes a framework for measuring fair value and standards for disclosure about such fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

●	Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities
●	Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data
●	Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

When Level 1 inputs are not available, the Company measures fair value using valuation techniques that maximize the use of relevant observable inputs (Level 2) and minimizes the use of unobservable inputs (Level 3).

The carrying amounts reported as of December 31, 2019 and 2018 for cash and cash equivalents, trade receivables, prepaid expenses and other current assets, accounts payable and accrued expenses, factoring liability, notes and mortgages payable approximate their fair values due to the short-term nature of these instruments or are based on interest rates available to the Company that are comparable to current market rates. It is not practicable to estimate the fair value of the notes receivable from related parties due to their related party nature.

INTANGIBLE ASSETS

The Company holds intangible assets with finite lives. Intangible assets with finite useful lives are amortized over their respective estimated useful lives, ranging from three to ten years, based on a pattern in which the economic benefit of the respective intangible asset is realized.

Identifiable intangible assets recognized in conjunction with acquisitions are recorded at fair value. Significant unobservable inputs are used to determine the fair value of the identifiable intangible assets based on the income approach valuation model whereby the present worth and anticipated future benefits of the identifiable intangible assets were discounted back to their net present value.

The Company evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company annually evaluates the remaining useful lives of all intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company determined that there were no impairment indicators for these assets during the year ended December 31, 2019.

GOODWILL

Goodwill represents the difference between the enterprise value/cash paid less the fair value of all recognized net asset fair values including identifiable intangible asset values in a business combination. The Company reviews goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Based on annual testing, the Company has determined that there was no goodwill impairment during the year ended December 31, 2019.

The Company first evaluates qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is less than it’s carrying amount, including goodwill. If after qualitatively assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of the reporting unit is less than it’s carrying amount, then further testing is unnecessary. If after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company then estimates the fair value of the reporting unit and compares the fair value of the reporting unit with its carrying amount, including goodwill, as discussed below.

In assessing whether it is more likely than not that an indefinite-lived intangible asset is impaired, the Company assesses relevant events and circumstances that could affect the significant inputs used to determine the fair value.

The quantitative impairment test for an indefinite-lived intangible asset consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, the Company shall recognize an impairment loss in an amount equal to that excess.

The quantitative goodwill impairment test involves a two-step process. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, The Company must perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the reporting unit’s fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit’s goodwill is less than the carrying value, the difference is recorded as an impairment loss.

RECENT ACCOUNTING PRONOUCEMENTS

For a discussion of recent accounting pronouncements and their potential effect on our results of operations and financial condition, refer to Note 3 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks from transactions we enter in the normal course of business. Our primary market risk exposure relates to interest rate risk, which currently is tied to the Prime Interest rate.

INTEREST RATES

Our Factoring Facility is priced at a variable interest rate of prime plus 2%. Accordingly, future interest rate increases could potentially put us at risk for an adverse impact on future earnings and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

18012 Sky Park Circle, Suite 200 Irvine, California 92614 tel 949-852-1600 fax 949-852-1606 www.rjicpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Reliability Incorporated:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Reliability Incorporated (the “Company”) as of December 31, 2019, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Security and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has experienced cash constraints and extended payment terms from its customers, has been unable to negotiate payments due on its related party receivables which are currently in default, is currently unable to access the capital markets, and believes the impact of the COVID 19 pandemic will have a material impact on its business, operations and cash flows. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditor since 2009.

Irvine, California

April 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of The Maslow Media Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of The Maslow Media Group, Inc. (the Company) as of December 31, 2018, and the related statements of income, shareholder’s equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We served as the Maslow Media Group’s auditor since 2019.

July 2, 2019

Ocean, New Jersey

RELIABILITY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$275	$29
Trade receivables, net of allowance for doubtful accounts	7,029	5,865
Notes receivable from related parties	3,418	3,315
Prepaid expenses and other current assets	316	241
Total current assets	11,038	9,450

Property, plant and equipment, net	2,483	33
Other intangible assets, net	237	-
Goodwill	518	-
Total assets	$14,276	9,483
LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Factoring	$5,508	$4,153
Current maturities of long-term debt	-	794
Accounts payable	1,087	707
Accrued expenses	548	458
Accrued payroll	907	656
Deferred revenue	347	235
Income taxes payable	817	664
Note payable	890	-
Current portion of mortgage loan payable	45	-
Other current liabilities	105	-
Total current liabilities	10,254	7,667
Mortgage loan payable, net of current portion	1,745	-
Deferred income taxes	-	344
Total liabilities	11,999	8,011
Commitment and contingencies (Note 12)
Subsequent events (Note 18)
STOCKHOLDER’S EQUITY
Common stock, without par value, 300,000,000 shares authorized, 300,000,000 issued and outstanding as of December 31, 2019, and 282,000,000 shares issued and outstanding as of December 31, 2018	-	-
Additional paid-in capital	750	-
Retained earnings	1,840	1,472
Total stockholder’s equity attributable to Reliability Inc.	2,590	1,472
Noncontrolling interest in consolidated affiliates	(313)	-
Total equity	2,277	1,472
Total liabilities and stockholder’s equity	$14,276	$9,483

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	For the Years Ended December 31
	2019	2018
Revenue earned
Service revenue	$38,444	$37,638
Cost of revenue
Cost of revenue	34,375	33,774
Gross profit	4,069	3,864
Selling, general and administrative expenses	2,985	2,807
Operating income	1,084	1,057
Other income (expense)
Interest income	68	80
Interest expense	(438)	(328)
Other expense	(206)	(241)
Income before taxes on income	508	568
Income tax benefit/(expense)	(156)	(182)
Consolidated net income	352	386
Less net income attributable to noncontrolling interest in consolidated affiliates	(157)	-
Net income attributable to Reliability Inc.	$195	$386
Net income per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Share used in per share computation:
Basic	300,000,000	282,000,000
Diluted	300,000,000	282,000,000

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

For the year ended December 31, 2019 and 2018

(amounts in thousands, except per share data)

	Controlling Interest
			Add-			Non - Controlling
			itional			Interest in
	Common Stock		Paid-in	Retained		Consolidated	Total
	Shares	Amount	Capital	Earnings	Total	Affiliates	Equity

Balance, January 1, 2018	100	$-	$-	$1,086	$1,086	$-	$1,086
Net income	-	-	-	386	386	-	386
Recapitalization	281,999,900	-	-	-	-	-	-
Balance, December 31, 2018	282,000,000	-	-	1,472	1,472	-	1,472
Net income	-	-	-	352	352	(157)	195
Recapitalization	18,000,000	-	-	16	16	-	16
Note receivable from shareholder for tax debt	-	-	750	-	750	-	750
VIE consolidation	-	-	-	-	-	(156)	(156)
Balance, December 31, 2019	300,000,000	$-	$750	$1,840	$2,590	$(313)	$2,277

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net Income	$195	$386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25	25
(Gain)/loss on disposal of property and equipment	3	(27)
Deferred income taxes	(344)	(166)
Accrued interest	(25)	-
Changes in operating assets and liabilities:
Trade receivables	(548)	(1,133)
Prepaid expenses and other current assets	(68)	(7)
Accounts payable	250	28
Accrued payroll	238	87
Accrued expenses	(62)	226
Deferred revenue	112	216
Other liabilities	72	76
Income taxes payable/tax paid	153	305
Net cash provided by operating activities	1	16
Cash flows from investing activities:
Cash from merger	2	-
Purchase of fixed assets	(41)	3
Net cash provided by (used in) investing activities	(39)	3
Cash flows from financing activities:
Net borrowing/(repayment) of line-of-credit+	916	846
Proceeds from issuing short-term debt	850	-
Net borrowing/(payment) of long-term debt	(794)	865
Advances to related parties	(688)	(925)
Net curtailment on long-term debt	-	(868)
Net cash provided by (used in) financing activities	284	(82)
Net increase (decrease) in cash and cash equivalents	246	(63)
Cash and cash equivalents, beginning of period	29	92
Cash and cash equivalents, end of period	$275	$29

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INC. AND SUBSIDIARIES

STATEMENT OF CASH FLOWS, continued

(amounts in thousands)

	For the years ended December 31,
Supplemental disclosures of cash flow information:	2019	2018
Cash paid during the period for:
Interest	$364	$253
Income taxes	$389	$83

Supplemental disclosures of non-cash financing activities:
Net tangible assets acquired in acquisition of IQS	$623	$-
Net intangible assets acquired in acquisition of IQS	$758	$-
Liabilities assumed during acquisition of IQS	$735	$-
Reduction in notes receivable from related parties for acquisition of IQS	$646	$-
ASC 842 leases added to property, plant and equipment	$30	$-
Leases placed in other current liabilities	$30	$-
Non-cash impact of recapitalization from merger
Liabilities assumed in merger	$7	$-
Conversion of shareholder loan to equity in merger	$162	$-
VIE net asset consolidated	$1,631	$-
VIE liabilities consolidated	$1,790	$-
VIE reduction in equity	$160	$-

Financing interest makes up the majority of interest paid in cash.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

NOTE 1 - NATURE OF OPERATIONS

Reliability, Inc. is a leading provider of employer of record and temporary media and information technology (“IT”) staffing services that operates, along with its wholly owned subsidiary, The Maslow Media, Inc., (collectively, “Reliability”), primarily within the United States of America in three industry segments: Employer of Record (EOR), Staffing and Video Production segment provides script to screen media talent. EOR which is a unique workforce management solution, represents 89.6% of the revenue. Our Staffing segment provides skilled field talent on a nationwide basis for IT and finance and accounting client partner projects. Our staffing includes revenue derived from permanent placement. Video Production involves assembling and providing crews for special projects that can last anywhere from a week to 6 months.

On October 29, 2019, Maslow became a wholly owned subsidiary of Reliability via a reverse merger.

NOTE 2 - LIQUIDITY AND GOING CONCERN

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. The outbreak and any preventative or protective actions that governments or we may take in respect of this coronavirus may result in a period of business disruption, reduced customer traffic and reduced operations. The Company expects that the impact of this coronavirus will be materially negative in the short term. The full financial impact cannot be reasonably estimated at this time but may materially affect our business, financial condition and results of operations. The impact of the COVID-19 pandemic on the Company and its clients continues to evolve and is expected to adversely impact the Company’s profitability, cash, assumptions and projections. This has exacerbated the Company’s cash constraints and as it likely has for many U.S. companies, large to small, and created a going concern.

Even before the state and U.S. governments’ reaction to COVID-19 forced employees to work from their homes starting around March 12, 2020, the Company had begun to experience cash constraints due to the following factors:

1.	Approximately $3,400 of outstanding debt owed to the Company has not been paid and is in default.
2.	The utilization of cash used in financing Vivos affiliated activities of $688 in 2019.
3.	The inability to access capital markets due to not having any available shares of common stock.
4.	The inability to factor up to $400 in IQS invoices from January 26, 2020 through March 31, 2020, with $219 still not factored as of April 2, 2020.

Executive management took swift action on March 16, 2020 by reducing hours employees who clients ceased utilizing due to COVID-19 virus concerns and office closures. Six (6) SG&A employees were subsequently furloughed as of March 20, 2020 and a temporary across the board reduction in pay was instituted across the remaining SG&A staff members with executives taking a 50% larger cut in salary. We also began having employees work from their homes making full use of our cloud-based infrastructure, and subsequently terminated the lease effective April 30, in

RELIABILITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

Rockville which will save approximately $246 a year. Executive Management is prepared to take additional steps, if necessary, as the Company monitors its EOR and staffing hours closely. Additionally, the Company is pursuing Coronavirus Aid, Relief, and Economic Security (“CARES”) Act programs for which it is eligible including the Paycheck Protection Program, which would enable the Company to pay its employees, and the COVID-19 Economic Injury Disaster Loan. The Company is also looking into selling a portion of the Vivos notes that are overdue. All these conditions raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurances that the Company will be successful in managing the impact of the foregoing or its ability to maintain sufficient liquidity over a period of time that will allow it to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liability that may results from the possible inability of the Company to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements reflect the financial position and operating results of Reliability, Inc. including its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is from January 1st through December 31st.

Reclassification

Certain amounts in the 2018 consolidated financial statements have been reclassified to conform to the 2019 presentation.

Management Estimates

The consolidated financial statements and related disclosures are prepared in conformity with United States (U.S.) generally accepted accounting principles (“GAAP”). The Company must make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to revenue recognition, allowances for doubtful accounts, recoverability of notes receivable, useful lives for depreciation and amortization, loss contingencies, allocation of purchase price in connection with business combinations, valuation allowances for deferred income taxes, and the assumptions used for web site development cost classifications. Actual results may be materially different from those estimated. In making its estimates, the Company considers the current economic and legislative environment.

RELIABILITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90-days or less to be cash equivalents.

Concentration of Credit Risk

For the year ended December 31, 2019, the Company’s top 10 clients generated over 82% of the revenue. A large portion of our business comes from two clients, AT&T Services, Inc. (inclusive of its DirecTV division) (“AT&T”) and Janssen Pharmaceuticals (which includes workforce partners Johnson & Johnson). AT&T accounted for 37% of revenue in 2019 and 2018. AT&T comprised of 50% and 38% of the accounts receivable balance as of December 31, 2019 and 2018, respectively. Janssen Pharmaceuticals (which includes workforce partners Johnson & Johnson) accounted for approximately 11% of our total revenues for the years ended December 31, 2019 and 2018. Janssen Pharmaceuticals comprised of 19% and 21% of accounts receivable as of December 31, 2019 and 2018, respectively. No other client exceeded 10% of revenues.

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash and accounts receivable. The Company performs continuing credit evaluations of its customers and does not require collateral. The Company has not experienced significant losses related to receivables.

Accounts Receivable, Contract Assets, and Contract Liabilities (Deferred Revenue)

Receivables represent both trade receivables from customers in relation to fees for the Company’s services and unpaid amounts for benefit services provided by third-party vendors, such as healthcare providers for which the Company records a receivable for funding until the payment is received from the customer and a corresponding customer obligations liability until the Company disburses the balances to the vendors.

The Company provides for an allowance for doubtful accounts by specifically identifying accounts with a risk of collectability and providing an estimate of the loss exposure. Management considers all contract receivables as of December 31, 2019 and2018 to be fully collectible, therefore an allowance for doubtful accounts is not provided for.

The Company records accounts receivable when its right to consideration becomes unconditional. Contract assets primarily relate to the Company rights to consideration for services provided that they are conditional on satisfaction of future performance obligations.

The Company holds customer deposits of certain customers related to its EOR business to minimize cash flow impact and reduces risks of uncollectible trade receivables.

The Company records contract liabilities (deferred revenue) when payments are made or due prior to the related performance obligations being satisfied. The current portion of the Company contract liabilities is included in accrued liabilities in its consolidated balance sheets. The Company does not have any material contract assets or long-term contract liabilities.

At December 31, 2019 and 2018, the Company’s deferred revenue totaled $347 and $235 respectively.

RELIABILITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

Fair Value Measurements

The Company measures fair value based on the price that the Company would receive upon selling an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. Various inputs are used in determining the fair value of assets or liabilities. Inputs are classified into a three-tier hierarchy, summarized as follows:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities;
●	Level 2 – Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the assets or liabilities;
●	Level 3 – Significant unobservable inputs for the assets or liabilities.

When Level 1 inputs are not available, the Company measures fair value using valuation techniques that maximize the use of relevant observable inputs (Level 2) and minimizes the use of unobservable inputs (Level 3).The carrying amounts reported as of December 31, 2019 and 2018 for cash and cash equivalents, trade receivables, prepaid expenses and other current assets, accounts payable and accrued expenses, factoring liability, notes and mortgages payable approximate their fair values due to the short-term nature of these instruments or are based on interest rates available to the Company that are comparable to current market rates. It is not practicable to estimate the fair value of the notes receivable from related parties due to their related party nature.

Property and Equipment

Property and equipment are stated at cost and are depreciated using primarily the straight-line method over the following estimated useful lives: furniture, fixtures, and computer equipment — three to seven years; leasehold improvements — over the shorter of the estimated useful life of asset or the lease term. The estimated useful life of buildings is thirty-nine years. Expenditures for renewals and betterments are capitalized whereas expenditures for repairs and maintenance are charged to income as incurred. Upon sale or disposition of property and equipment, the difference between the unamortized cost and the proceeds is recorded as either a gain or a loss. Depreciation expense for the years ended December 31, 2019 and 2018 totaled $22 and $25, respectively.

Long-Lived Assets

The Company reviews its long-lived assets, primarily fixed assets, intangible assets and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. There were no impairments recorded during the years ended December 31, 2019 and 2018.

Intangible Assets

The Company holds intangible assets with finite lives. Intangible assets with finite useful lives are amortized over their respective estimated useful lives, ranging from three to ten years, based on a pattern in which the economic benefit of the respective intangible asset is realized. As of December 31, 2019, amortization expense was $3.

RELIABILITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

Identifiable intangible assets recognized in conjunction with acquisitions are recorded at fair value. Significant unobservable inputs are used to determine the fair value of the identifiable intangible assets based on the income approach valuation model whereby the present worth and anticipated future benefits of the identifiable intangible assets were discounted back to their net present value.

The Company evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company annually evaluates the remaining useful lives of all intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company determined that there were no impairment indicators for these assets during the year ended December 31, 2019.

Goodwill

Goodwill represents the difference between the enterprise value/cash paid less the fair value of all recognized net asset fair values including identifiable intangible asset values in a business combination. The Company reviews goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Based on annual testing, the Company has determined that there was no goodwill impairment during the year ended December 31, 2019.

The Company first evaluates qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is less than it’s carrying amount, including goodwill. If after qualitatively assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of the reporting unit is less than it’s carrying amount, then further testing is unnecessary. If after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company then estimates the fair value of the reporting unit and compares the fair value of the reporting unit with its carrying amount, including goodwill, as discussed below.

In assessing whether it is more likely than not that an indefinite-lived intangible asset is impaired, the Company assesses relevant events and circumstances that could affect the significant inputs used to determine the fair value.

The quantitative impairment test for an indefinite-lived intangible asset consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, the Company shall recognize an impairment loss in an amount equal to that excess.

The quantitative goodwill impairment test involves a two-step process. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, The Company must perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the reporting unit’s fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination.

RELIABILITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

If the implied fair value of the reporting unit’s goodwill is less than the carrying value, the difference is recorded as an impairment loss.

Revenue Recognition

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Updates (“ASU”) ASU 2014-09, Revenue from Contracts with Customers, on January 1, 2019 on a modified retrospective basis. As the initial adoption of the standard did not have a material impact on the Company’s consolidated financial condition or results of operations, no cumulative effect was recognized at the date of initial application. The Company also had no significant changes to systems, processes, or controls.

The Company derives its revenues from three segments: EOR, Recruiting and Staffing, and Video and Multimedia Production. The Company provides temporary staffing and permanent placement services. Revenues are recognized when promised services are delivered to client, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenues as presented on the consolidated statements of income represent services rendered to clients, less sales adjustments and allowances. Reimbursements, including those related to out-of-pocket expenses, are also included in revenues, and the related amounts of reimbursable expenses are included in cost of services.

The Company records revenue on a gross basis as a principal versus on a net basis as an agent in the presentation of revenues and expenses. The Company has concluded that gross reporting is appropriate because the Company (i) has the risk of identifying and hiring qualified field talent, (ii) has the discretion to select the field talent and establish their price and duties and (iii) bears the risk for services that are not fully paid for by client.

Temporary staffing revenues - Field talent revenues from contracts with clients are recognized in the amount to which the Company has a right to invoice, when the services are rendered by the Company’s field talent.

Permanent placement staffing revenues - Permanent placement staffing revenues are recognized when employment candidates start their permanent employment. The Company estimates the effect of permanent placement candidates who do not remain with its client through the guarantee period (generally 90 days) based on historical experience. Allowances, recorded as a liability, are established to estimate these losses. Fees to client are generally calculated as a percentage of the new worker’s annual compensation. No fees for permanent placement services are charged to employment candidates.

Refer to Note 16 for disaggregated revenues by segment.

Payment terms in our contracts vary by the type and location of our client partner and the services offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of December 31, 2019. There were no revenues recognized during year ended December 31, 2018 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the year ended December 31, 2019.

RELIABILITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

Advertising

The Company recognizes advertising expense in selling, general and administrative expenses as the services are incurred. Total advertising expense for the year ended December 31, 2019 and 2018 was $43 and $36, respectively.

Earnings Per Share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the year.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Income Taxes

The Company accounts for income taxes utilizing the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and net operating loss and tax credit carryforwards, using enacted tax rates and laws that are expected to be in effect when the differences reverse.

A valuation allowance is recorded against deferred tax assets in these cases when management does not believe that the realization is more likely than not. While management believes that its judgements and estimates regarding deferred tax assets and liabilities are appropriate, significant differences in actual results may materially affect the Company’s future financial results.

The Company recognizes any uncertain income tax positions at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2019, and 2018, the Company did not record any accruals for interest and penalties. The Company does not foresee material changes to its uncertain tax positions within the next twelve months. The Company’s tax years are subject to examination for 2016 and forward for U.S. Federal tax purposes and for 2015 and forward for state tax purposes.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued an updated guidance simplifying the subsequent measurement of goodwill by eliminating “Step 2” from the goodwill impairment test. The updated guidance is effective for public companies’ annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017. The new standard is effective for Reliability for the year ending December 31, 2019. The Company adopted this standard during the year ended December 31, 2019 and the adoption was not material to the Company’s consolidated financial statements.

RELIABILITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842) “Leases.” Topic 842 supersedes the lease requirements in Accounting Standards Codification Topic 840, “Leases.” Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases continue to be classified as either finance or operating. The Company adopted Topic 842 effective January 1, 2019. The most significant effects of Topic 842 were the recognition of $18 of operating lease right to use assets and $18 of operating lease liabilities. The Company also identified one lease that should have been classified as a financing lease versus operating lease. The Company capitalized $12 in capital assets. The effect on the Company’s consolidated statement of income was not considered material. A retrospective adjustment was not considered material or necessary. The Company applied Topic 842 to all leases as of January 1, 2019 with comparative periods continuing to be reported under Topic 840. In the adoption of Topic 842, the Company carried forward the assessment from Topic 840 of whether its contracts contain or are leases, the classification of its leases, and remaining lease terms. The Company’s accounting for finance leases remains substantially unchanged.

In August 2018, the FASB issued new guidance on disclosures related to fair value measurements. The guidance is intended to improve the effectiveness of the notes to financial statements by facilitating clearer communication, and it includes multiple new, eliminated and modified disclosure requirements. The guidance was effective for the Company as of January 1, 2020. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15 Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new guidance allows companies to capitalize implementation costs incurred in a hosting arrangement that is a service contract over the term of the hosting arrangement, including periods covered by renewal options that are reasonably certain to be exercised. The new guidance is effective after December 15, 2019. Early adoption is permitted. The Company adopted this ASU during the year ended December 31, 2019 and the adoption was not material to the Company’s consolidated financial statements.

In August 2018, the FASB issued new guidance on the accounting for internal-use software. The guidance aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The guidance was effective for the Company as of January 1, 2020. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued new guidance on income taxes. The guidance removes certain exceptions to the general income tax accounting principles and clarifies and amends existing guidance to facilitate consistent application of the accounting principles. The new guidance is effective for us as of January 1, 2021. The Company is assessing the impact of the adoption of this guidance on its consolidated financial statements.

The Company does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material effect on its present or future consolidated financial statements.

RELIABILITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

NOTE 4 - ACQUISITION

Intelligent Quality Solutions (“IQS”)

On December 1, 2019, the Company acquired the customer contracts and trade receivables and assumed certain liabilities of Intelligent Quality Solutions, Inc. IQS in exchange for a reduction of approximately $691 of the notes receivable from relates parties (Vivos).

The assets acquired in the IQS asset purchase agreement were acquired by Maslow. The acquisition of IQS allows the Company to strengthen and expand its IT operations throughout the Midwest U.S. region and expand to markets across the country with talent and software quality assurance services.

The consolidated statement of income for the year ended December 31, 2019 includes one month of IQS operations, which was approximately $245 of revenue and $6 of net operating loss. The purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition. All amounts recorded to goodwill are expected to be deductible for tax purposes. The allocation is as follows:

2019
Accounts receivable	$529
Prepaid expenses and other assets	119
Intangible assets	240
Goodwill	451
Liabilities assumed	759
Total net assets acquired	$580
Cash	$44
Working capital adjustment	67
Total fair value of consideration transferred for acquired business	$691

The allocation of the intangible assets is as follows:

	Estimated Fair Value	Estimated Useful Lives
Customer relationships	$41	3 years
Trade name	199	10 years
Total	$240

The Company incurred costs of $6 related to the IQS acquisition. These costs were expensed as incurred in selling, general and administrative expenses in 2019.

RELIABILITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

The following unaudited pro forma financial information includes the results of operations of the Company and is presented as if IQS had been acquired as of January 1, 2018. The unaudited pro forma information has been provided for illustrative purposes only. The unaudited proforma information does not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented, or the results that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following unaudited pro forma financial information because of future events and transactions, as well as other factors, many of which are beyond the control of the Company. Net profit was calculated using an assumed blended tax rate of approximately 28%.

Proforma (Unaudited)	2019	2018
Revenues	$41,441	$40,980
Operating income	$1,218	$1,408
Net Profit	$248	$704

NOTE 5 – TRADE RECEIVABLES

Contract receivables consist of the following as of:
	2019	2018
Billed Receivables	$1,312	$1,573
Unbilled Receivables	209	139
Accounts receivable, factored	5,508	4,153
	$7,029	$5,865

All of the net trade receivables are pledged as collateral on a loan agreement.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2019 and 2018 consists of the following:

	2019	2018
Building	$1,856	$-
Land	510	-
Office equipment	248	43
Computer software	61	41
Leasehold improvements	6	6
Operating lease asset	18	-
	2,699	90
Accumulated depreciation	(216)	(57)
Property, plant and equipment, net	$2,483	$33

The Company evaluated its potential variable interest entities and determined it is subject to consolidation. See Note 11 for the impact as of December 31, 2019.

RELIABILITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company acquired intangible assets as part of the IQS acquisition during the year ended December 31, 2019 as discussed in Note 4. The Company recorded $518 of goodwill from this acquisition.

Information regarding purchased intangible assets as of December 31, 2019 is as follows:

	Gross Value	Accumulated Amortization	Net Carrying Value
Trade name	$199	$2	$197
Customer relationships	41	1	40
Total	$240	$3	$237

Trade name and customer relationships are amortized over 10 and 3 years, respectively. Amortization expense relating to purchased intangible assets was $3, and $0 for the year ended December 31, 2019 and 2018, respectively.

Estimated future amortization expense for the next five years and thereafter is as follows:

Years Ending December 31:
2020	$34
2021	34
2022	32
2023	20
2024	20
Thereafter	97
Total	$237

NOTE 8 - ACCRUED EXPENSES

Accrued expenses consist of the following as follows:

	December 31,
	2019	2018
Accrued vendor costs	$229	144
Financed insurance payable	258	252
Other	61	62
Accrued expenses	$548	$458

RELIABILITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

NOTE 9 - INCOME TAXES

Income tax expense for the years ended December 31, 2019 and 2018 are comprised of the following:

	2019	2018
Current federal income tax	$246	$239
Current state income tax	254	99
Deferred income tax (benefit)	(344)	(156)
Income tax expense	$156	182

Significant components of the Company’s deferred income tax assets (liabilities) are as follows at:

	December 31
	2019	2018
Deferred tax assets (liabilities):
Employee accruals	$74	$-
Cash to accrual	(31)	(335)
Accrued workers’ compensation/Other	33	-
State deduction	7	-
Acquisition fees	14	-
Deferred tax liabilities:
Intangibles	-	-
Fixed assets	(13)	(9)
Deferred income taxes, net	85	(344)
Valuation allowance	(85)	-
Deferred tax assets (liabilities)	$-	$(344)

The income tax provision, reconciled to the tax computed at the statutory federal rate, is as follows:

	December 31
	2019		2018
Tax expense at federal statutory rate	$74	21.0%	$119	21.0%
State income taxes, net	20	5.7%	32	5.7%
Meals & Entertainment	2	0.7%	7	1.2%
Penalties	5	1.3%	11	1.9%
Nondeductible acquisition costs	16	4.6%	-	0%
Valuation allowance	85		-
Other, net	(46)	13.3%	1 3	2.3%
Income tax expense	$156	21.3%	$182	32.5%

RELIABILITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

NOTE 10 - DEBT

Convertible Debt

The Company has notes payable in the amount of $890 pursuant to a convertible debt offering that commenced June 13, 2019. The offering was conducted pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder. Pursuant to this agreement, the Company issued to this individual a warrant for 0.5 shares of Company Common Stock and a convertible promissory note of same date in the initial principal amount of $50, in exchange for $50. The note bears interest at 12% per year. The balance is due and payable within 1 year from the issuance date unless earlier converted into shares of Company Common Stock upon the issuance by Reliability of Company Common Stock for gross proceeds of at least $5,000. Warrants can only be redeemable if the proceeds of $5,000 are secured. (See Liquidity and Capital Resources and Related Party Relationships)

Tax Liabilities

When the Maslow Media Group was initially acquired by Vivos Holdings, LLC in December 2016, Reliability’s corporate status was changed from an S Corp to a C Corp due to its new ownership structure. This triggered an accelerated tax event, a $215 estimated annual impact per year for 4 years, that Reliability is working with the IRS to pay off. As of December 31, 2019, the tax liability was $817 and was $664 was of December 31, 2018.

Factoring Facilities

Triumph Business Capital

On November 4, 2016, the Company entered into a factoring and security agreement with Triumph Business Capital (“Triumph”). Pursuant to the agreement, the Company received advances on its accounts receivable (i.e. invoices) through Triumph to fund growth and operations. The proceeds of this agreement were used to pay operating costs of the business which include employee salaries, vendor payments and overhead expenses. On January 5, 2018, the agreement was amended to lower the factoring fee and interest rate for a term of one year. The agreement was amended again on January 19, 2018, to increase the maximum advance rate to $5,500. In January 2020, a new agreement was negotiated with Triumph lowering advance rate from 18 basis points to 15 and the interest rate from prime plus 2.5% to prime plus 2%. The amount of an invoice eligible for sale to Triumph went from 90% to 93%. The agreement which previously renewed annually, is now month to month. The Company continues to be obligated to meet certain financial covenants in respect to invoicing and reserve account balance.

In accordance with the agreement, a reserve amount is required for the total unpaid balance of all purchased accounts multiplied by a percentage equal to the difference between one hundred percent and the advanced rate percentage. As of December 31, 2019, the required amount was 10%. Any excess of the reserve amount is paid to the Company on a weekly basis, as requested. If a reserve shortfall exists for a period of ten-days, the Company is required to make payment to the financial institution for the shortage.

Accounts receivable were sold with full recourse. Proceeds from the sale of receivables were $29,367 and $30,458 for the years ended December 31, 2019 and 2018, respectively. The total outstanding balance under the recourse contract was $5,030 and $4,153 as of December 31, 2019 and 2018, respectively.

RELIABILITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

The Factoring Facilities are collateralized by substantially all the assets of the Company. In the event of a default, the Factor may demand that the Company repurchase the receivable or debit the reserve account. Total finance line fees for the years ended December 31, 2019 totaled $65.

Wilco Capital Management

In order to be able to factor IQS invoices after the IQS asset acquisition as discussed in Note 4, the Company took on a factoring relationship with Wilco Capital Management (formerly known as First Avenue Funding, LLC) (“Wilco”). The original agreement was signed on January 7, 2019 with a minimum monthly volume of $125 with a maximum advance of $500 for a term of one year. The advanced rate is 90% of eligible accounts receivable (as defined by the agreement) and a finance rate of 1.275% per month and adjusted with any increase to the prime rate. As of December 31, 2019, the outstanding balance was $479. This relationship ended on March 31, 2020, when Triumph bought out this factoring relationship.

NOTE 11 – VARIABLE INTEREST ENTITY (VIE)

In December 2019, the Company’s executive management learned that prior to the Merger, in January 2017, one of the Company’s majority shareholders, on behalf of Maslow, executed a guarantee of obligations of Vivos Real Estate Holdings, LLC (“VREH”), under a mortgage loan for the purchase of the property at 22 Baltimore Rd., Rockville, Maryland. Maslow leases this space on market terms. This obligation had not been included in Maslow’s financial statements and were not separately disclosed prior to the Merger.

U.S. GAAP requires the Company to assess whether VREH is a variable interest entity (“VIE”) because Maslow (i) share common shareholders who may or may not have significant influence or control, (ii) is a guarantor of the mortgage loan, (iii) is the sole lessee under a lease where the landlord is an affiliate of the Company, and (iv) has no other business in VREH.

A VIE is a legal business structure (such as a corporation, partnership, or trust) that:

●	does not provide equity investors with voting rights; or
●	the equity investors do not have sufficient financial resources to meet the ongoing operating needs of the business. This is referred to as a thinly capitalized structure.

Although the Company has neither any decision-making authority over VREH, nor financial interest in the operations of VREH, the Company is required to consolidate its financial statements with those of VREH for the reasons mentioned above, as it is considered the primary beneficiary of the VIE.

Due to a lack of cooperation from VREH, the Company has not been able to acquire financial information about this entity for consolidation purposes prior to 2019. As a result, the Company has consolidated this entity for 2019.

RELIABILITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

The assets and liability of the consolidated VIE are comprised of the following:

2019
Building	$1,856
Office equipment	185
Land	510
Accumulated depreciation	148
Liabilities assumed	1,790
Total net assets consolidated	$613

In addition, the related party note receivable with the VIE of $772 was eliminated.

The potential financial exposure to loss as a guarantor could equal all the book value of the related party mortgage loan payable, a total of approximately $1,790 as of December 31, 2019, with $45 due within the next year. To date, the Company has not been called on for any loan repayment guarantee.

The Company terminated the lease of the property at 22 Baltimore Road effective April 30, 2020. As a result, VREH will be considered a VIE for only four months of the 2020 fiscal year.

As a result of the consolidation, the notes receivable held between Maslow and VREH was eliminated in consolidation. See Note 14 for details on the related party notes receivable.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is engaged from time to time in legal matters and proceedings arising out of its normal course of business. The Company establishes a liability related to its legal proceedings and claims when it has determined that it is probable that the Company has incurred a liability and the related amount can be reasonably estimated. If the Company determines that an obligation is reasonably possible, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of the loss can be made.

On or about February 17, 2020, the Company, as plaintiff, filed a complaint with the Circuit Court of Montgomery County, Maryland against Vivos Holdings, LLC, Vivos Real Estate Holdings, LLC and Naveen Doki, to enforce Maslow’s rights under certain promissory notes and a personal guarantee made by the defendants. The case is proceeding. The Company believes that it will be granted a judgment in its favor. Maslow intends to continue to vigorously prosecute this litigation.

On February 28, 2020, On Healthcare Resource Network, LLC filed a complaint against Maslow in the Circuit Court of Montgomery County, Maryland. The plaintiff has not specified any alleged damage caused by Maslow and the Company believes any claims are without merit. The Company will defend itself from this case.

RELIABILITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

On September 28, 2018, Credit Cash filed a complaint against Maslow, Vivos, Vivos Acquisitions, LLC, Dr. Doki, Dr. Valleru (the “Parties”) and other defendants in the United States District Court for the District of New Jersey for, among other things, breach of contract of the Maslow and HRCN Credit Facilities and their respective guaranties in relation to the November 15, 2017 agreement (the “DNJ Action”). On October 30, 2018, Credit Cash filed a motion to intervene in an action pending in New York State, Monroe County, filed by HCRN and LE Finance, LLC against the Parties and other defendants (“NY State Action”). On December 10, 2018, the Parties entered into a settlement agreement for the purpose of settling certain claims related to the DNJ Action only. Pursuant to the settlement agreement, certain repayment terms were agreed upon between Credit Cash and the Parties, but Credit Cash did not relinquish the right to pursue any claims related to the NY State Action, nor to pursue any remedies against any of the parties in relation to the November 15, 2017 agreement. Agreement for the Contingent Liquidation of the Common Stock of Maslow Media Group, Inc., dated as of October 28, 2019 (the “Liquidation Agreement”) permitting Maslow to liquidate up to the full amount of Maslow equity held by such persons in order to satisfy the obligations under the Settlement Agreements.

On October 9, 2018, Maslow Media Group, Inc. was named as a defendant in an Affidavit of Confession of Judgment filed in the Supreme Court of the State of New York in relation to a case brought by Hop Capital, which the defendants collectively agree to pay a sum of $400 to Hop Capital. Maslow Media Group, Inc. is named as one defendant among six other defendants, all of which are entities related to Vivos. The claim brought by Hop Capital against the defendants in this case is in relation to a Merchant Agreement dated October 4, 2018; an agreement to which Maslow Media Group, Inc. was not a party. As such, Maslow Media Group, Inc. contends that being named in the Affidavit of Confession of Judgment as a defendant was made in error and is currently seeking to have its name removed from Affidavit of Confession of Judgment as a defendant. The Company will defend itself from this case.

NOTE 13 - EQUITY

The Company’s authorized capital stock consists of 300,000,000 shares of common stock, with no par value. All authorized shares of Company Common Stock are issued and outstanding.

NOTE 14 - RELATED PARTY TRANSACTIONS

Stock Purchase Agreement

On November 9, 2016, Vivos Holdings LLC (“Vivos LLC”), a related party affiliate and former owner of Maslow Media Group, acquired 100% of the Company through a stock acquisition exchange for a purchase price of $1,750. $1,400 was paid at settlement with proceeds from the Company and also entered into a promissory note to pay the remaining $350. The promissory note was to be paid in twenty-four equal installments, including interest at 4.5%, in the amount of approximately $15, commencing six months after closing with the last payment on March 1, 2019; these payments were paid by the Company on behalf of Vivos LLC. Vivos LLC subsequently entered into a promissory note receivable with the Company, described below, for the full stock purchase price.

RELIABILITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

Management Fees

In connection with the transaction described in above, the Company was required to pay management fees to Vivos. Payments commenced on March 1, 2017 and were payable monthly in the amount of $20. In 2018, the Company offset management fees payable against accrued interest income on the related party receivable from Vivos. Effective on January 1, 2019, management fees paid to Vivos were suspended. Total management fees for the years ending December 31, 2019 and 2018 were $0 and $260, respectively.

Notes Receivable

The Company has notes receivable from Vivos and VREH, a member of Vivos, both related party affiliates.

In connection with the stock purchase agreement noted above, on November 15, 2016, the Company executed a promissory note receivable with Vivos in the amount of $1,400. As defined by the agreement, the loan consists of two periods, whereby the first period from November 15, 2016 until September 30, 2018, no principal or interest payments were required. Interest will accrue monthly and a new loan in the amount of $1,773 will be subject to a second loan period. During the second loan period, interest shall be paid in twenty equal consecutive payments, quarterly. Principal plus any unpaid interest is due September 20, 2023. Interest during both loan periods accrues at a rate of 2.5%. Additionally, monthly payments of $15 are made on behalf of Vivos to the seller by the Company. These payments, plus any other payments made by the Company on behalf of Vivos, are added to the principal balance of the promissory note receivable. In 2018, all quarterly interest payments to be made in phase 2 were offset by the management fees due to Vivos. As of December 31,2019 and 2018, the total outstanding balances were $2,666 and $2,569, which includes accrued interest receivable of $162 and $94, respectively.

On June 12, 2019, Maslow entered into a Personal Guaranty agreement with Dr. Doki, pursuant to which Dr. Naveen Doki personally guaranteed to Maslow repayment of $3,000 of the balance of the Promissory Note issued to Vivos on November 15, 2017 within the 2019 calendar year via cash, stock, or other business assets acceptable to the Company. Dr. Doki is a 5% or greater beneficial holder of Company Common Stock, and therefore is a related party. As of February 2020, the Company filed a lawsuit against the majority stockholder, pursuant to the personal guaranty agreement for defaulting on the outstanding notes receivables.

On November 15, 2017, the Company executed an intercompany promissory note receivable with VREH in the amount of $772. As defined by the agreement, the loan consists of two periods, whereby the first period from November 15, 2017 until March 31, 2018, no principal or interest payments are required. During the first loan period, interest accrued monthly and a new loan amount of $781 will be subject to a second loan period. During the second period, interest is payable in 20 equal consecutive installments and the principal balance plus accrued and unpaid interest is due March 31, 2023. Interest during both periods accrues at a rate of 3.5% annually. In 2018, all quarterly interest payments to be made in Phase 2 were offset by the management fees due to Vivos. In addition, principal payments totaling $30 were made by Vivos. As of December 31, 2019, and 2018, the total outstanding balance was $772 and $746, respectively. This December 31, 2019 balance was eliminated during consolidation of the VIE. See Note 11.

RELIABILITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

On September 5, 2019, Maslow entered into a Secured Promissory Note agreement with Vivos, pursuant to which Maslow issued a secured promissory note to Vivos in the principal amount of $750. The note bears interest at 2.5% per year and requires Vivos to make monthly payments to Maslow of $10 beginning December 1, 2019, with balance due and payable on November 1, 2026. Upon an event of default, which occurs upon failure of Vivos to make any monthly payment due under the terms of the note, Maslow has the right to declare the entire unpaid balance of the note due and payable. The note is secured by 30,000,000 shares of Company Common Stock, which is due and payable upon a default by Vivos, which occurs upon failure of Vivos to make any monthly payment due under the terms of the note. In addition, both Naveen Doki and Silvija Valleru personally guaranty the repayment of the note by Vivos. Naveen Doki and Silvija Valleru are beneficial owners of Vivos and are also 5% or greater beneficial owners of Company Common Stock. As of December 31, 2019, the total outstanding balance was $752, which includes interest of $2.

Debt Settlement Agreements

On July 10, 2018, Vivos executed a receivable financing agreement with a financial institution and agreed to remit $670 of accounts receivable over a six-month period through daily remittances of $5 in exchange for $485. The agreement is guaranteed by Vivos, both shareholders and Maslow. In October 2018, Vivos defaulted on the agreement and on October 25, 2018, executed a settlement agreement whereby the Maslow is to pay the outstanding balance over eleven installments with the final amount due August 31, 2019. The total outstanding balance as of December 31, 2018 was $212. As of December 31, 2019, there was no outstanding balance due.

On July 5, 2018, Vivos executed a receivable financing agreement with a financial institution whereby Vivos agreed to remit $556 of accounts receivable over a six-month period through daily remittances of $4 in exchange for $400. The agreement is guaranteed by the Vivos, both majority shareholders and the Company. In October of 2018, Vivos defaulted on the agreement and on January 24, 2019, executed a settlement agreement whereby the Company is to pay the outstanding balance over eight installments with the final amount due August 31, 2019. On July 10, 2018, the Company (as a “merchant”) and Vivos (as a “owner/guarantor”) entered into a receivable financing agreement with Kinetic Direct Funding LLC pursuant to which the Company and Vivos agreed to remit $670 of the Company’s accounts receivable over a six-month period through daily remittances of $5 in exchange for $485 (the “Kinetic Financing Agreement”). The agreement is guaranteed by Vivos as well as Naveen Doki in his individual capacity, and an owner of Vivos. In October of 2018, there was a default under the Kinetic Financing Agreement by Vivos. On October 25, 2018, the Company, Naveen Doki, Silvija Valleru, and Vivos (among other entities) entered into a settlement agreement with Kinetic Direct Funders LLC in relation to default of the Kinetic Financing Agreement whereby the Company is to pay the outstanding balance over eleven installments with the final amount due August 31, 2019. On April 10, 2019, the settlement agreement was amended extending the remaining payment term to July 15, 2020. The Company has a binding and enforceable agreement with certain shareholders permitting the Company to liquidate up to the full amount of the Company’s equity held by such shareholders in order to satisfy the shareholders’ obligations under the Settlement Agreements. The total outstanding balance owed by the Company as of December 31, 2018 was $231. As of October 31, 2019, the Company has paid its portion of the outstanding balance due under the settlement agreement in full.

On August 10, 2017, Vivos executed a receivable advance agreement with Argus Capital Funding. The Company received a net advance of $487 in exchange for $705 of the Company’s accounts receivable. Included in this loan is a fee of $218. The agreement was refinanced on November 15, 2017, when Vivos, and Vivos Acquisitions, LLC, via Dr. Naveen Doki and Dr. Silvija Valleru entered into an agreement with CC Business Solutions, a division of Credit Cash NJ, LLC (“Credit Cash”) pursuant to which Credit Cash advanced to the Company $600 in exchange for $780 of the Company’s accounts receivable, to be repaid fully by approximately May 20, 2019 (the “Maslow Credit Facility”).

RELIABILITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

In addition, pursuant to the same agreement, Credit Cash advanced to Healthcare Resource Network, a company owned by Vivos (“HCRN”) a credit facility in the principal amount of $1,005 (“HCRN Credit Facility”). Each of Maslow, Vivos, Vivos Acquisitions, LLC, Dr. Naveen Doki and Dr. Silvija Valleru guaranteed the HCRN Credit Facility. To secure repayment of their guarantee obligations, the Company and Vivos granted to Credit Cash a security interest in all their assets. On September 14, 2018, the Company defaulted on the Maslow Credit Facility. In addition, on same date, the HCRN Credit Facility went into default. As a result, repayment on both facilities was accelerated, with the full balance for each becoming immediately due and payable. On December 10, 2018, the Company, Vivos, Vivos Acquisitions, LLC, Dr. Doki, and Dr. Valleru and Credit Cash entered into a settlement agreement in connection the November 15, 2017 agreement to govern the terms of the repayment of the HCRN Credit Facility and Maslow Credit Facility. Pursuant to the settlement agreement, the Company agreed to pay $10 per week until the entire balance of the Maslow Credit Facility was paid off. Pursuant to a subsequent agreement dated May 17, 2019 not involving the Company, Vivos and Vivos Acquisitions, LLC agreed to fully repay the HCRN Credit Facility via quarterly payments beginning June 30, 2019. The HCRN Credit Facility is still being repaid by Vivos, and as of October 29, 2019, has an outstanding balance of approximately $635. The Company has a binding and enforceable agreement with certain shareholders permitting Maslow to liquidate up to the full amount of Maslow equity held by such shareholders in order to satisfy the shareholders’ obligations under the Settlement Agreements. The total outstanding balance owed by the Company as of December 31, 2018 was $351. As of December 31, 2019, the Company has repaid the outstanding balance due for the Maslow Credit Facility under the settlement agreement in full.

Related Party Relationships

On October 29, 2019 prior to the Merger, pursuant to the Merger Agreement, Naveen Doki and Silvija Valleru became beneficial owners of 207,384,793 and 51,844,970 shares of RLBY Common Stock, respectively, equal to 69.13% and 17.13% of the total number of shares of RLBY Common Stock outstanding after giving effect to the Merger, respectively.

On June 27, 2019 prior to the Merger, Maslow entered into a Securities Purchase Agreement with Hawkeye Enterprises, Inc., a company owned and controlled by Mark Speck, an officer and director of the Company. Pursuant to this agreement, Maslow issued to Hawkeye Enterprises 16,323 (on a post-Merger basis) shares of Company Common Stock, a warrant (as defined below) for 81,616 (on a post-Merger basis) shares of Company Common Stock and a convertible promissory note of same date in the initial principal amount of $50, in exchange for $50. The note bears interest at 12% per year, with balance due and payable on June 27, 2020. As of December 31, 2019, the amount under this agreement totaled to $53.

On July 31, 2019 prior to the Merger, the Company entered into a Securities Purchase Agreement with the same officer and director discussed above. Pursuant to this agreement, the Company issued to this individual a Warrant for 81,616 (on a post-Merger basis) shares of Company Common Stock and a convertible promissory note of same date in the initial principal amount of $50, in exchange for $50. The note bears interest at 12% per year, with balance due and payable on July 31, 2020. As of December 31, 2019, the amount under this agreement totaled to $53.

RELIABILITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

On July 31, 2019 prior to the Merger, the Company entered into a Securities Purchase Agreement with Nick Tsahalis, an executive officer and director of the Company. Pursuant to this agreement, the Company issued to this individual 32,646 (on a post-Merger basis) shares of RLBY Common Stock, and a Warrant to purchase 16,323 (on a post-Merger basis) shares of the RLBY Common Stock, and a Convertible Promissory Note of same date in the initial principal amount of $100, in exchange for $100. The note bears interest at 12% per year, with balance due and payable on July 31, 2020. As of December 31, 2019, the amount totaled to $105.

On September 18, 2019, in anticipation of the closing of the Merger and intending that it be assumed by Maslow after the closing of the Merger, Hawkeye entered into a letter of intent (the “LOI”) regarding the potential acquisition of a complementary business. Maslow was then prohibited from entering into the LOI directly. In connection with the LOI, Hawkeye paid a non-refundable deposit of $75 with the understanding that after the closing of the Merger, the LOI would be assigned to the Company and the Company would reimburse Hawkeye for the deposit. On October 17, 2019, Hawkeye assigned, and Maslow agreed to assume the LOI and reimbursed Hawkeye for the deposit.

The term “warrant” herein refers to warrants issued by Maslow and assumed by RLBY as a result of the Merger. The terms of all Warrants are the same other than as to the number of shares covered thereby. The Warrant may be exercised at any time or from time to time during the period commencing at 10:00 a.m. Eastern time on first business day following the completion of the Qualified Financing (as defined below) and expiring at 5:00 p.m. Eastern time on the fifth annual anniversary thereof (the “Exercise Period”). For purposes herein, a “Qualified Financing” means the issuance by the Company, other than certain excluded issuances of shares of Common Stock, in one transaction or series of related transactions, which transaction(s) result in aggregate gross proceeds actually received by the Company of at least $5,000. The exercise price per full share of RLBY Common Stock shall be 120% of the average sale price of the RLBY Common Stock across all transactions constituting a part of the Qualified Financing, with equitable adjustments being made for any splits, combinations or dividends relating to the RLBY Common Stock, or combinations, recapitalization, reclassifications, extraordinary distributions and similar events, that occur following one transaction constituting a part of the Qualified Financing and prior to one or more other transactions constituting a part of the Qualified Financing (the “Exercise Price”).

Convertible note warrants were not valued and included as liability on balance sheet because of uncertainty around their pricing, value and low probability at this juncture in receiving the $5,000 trigger.

On December 1, 2019, the Company acquired assets of IQS from Vivos Holdings Inc. as described in Note 4 above.

NOTE 15 - EMPLOYEE BENEFIT PLAN

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible full-time employees. The 401(k) Plan allows employees to make contributions subject to applicable statutory limitations. The Company currently does not match employee contributions.

RELIABILITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

NOTE 16 - BUSINESS SEGMENTS

The Company operates within three industry segments: EOR, Recruiting and Staffing, and Video and Multimedia Production. The EOR segment provides media field talent to a host of large corporate customers in all 50 states. The Recruiting and Staffing segment provides skilled media and IT field talent on a nationwide basis for customers in a myriad of industries. The Video and Multimedia Production segment provides Script to Screen services for corporate, government and non-profit clients, globally.

Segment operating income includes revenue and cost of services only. Currently, the Company is not allocating sales, general and administrative costs at the segment level.

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the periods indicated:

	December 31
	2019	2018
Revenue:
EOR	$34,452	$34,573
Recruiting and Staffing	2,190	1,739
Video and Multimedia Production	1,641	1,228
Other	161	98
Total	$38,444	$37,638

NOTE 17 – MORTGAGE LOAN ON REAL ESTATE

As described in Note 11, VREH executed a mortgage loan for the purchase of the property at 22 Baltimore Rd., Rockville, Maryland with the Company as a guarantor of this loan on January 22, 2018. The loan was in the amount of $1,875 with an interest rate of 4.5% annually for the first 60 months of the loan and changes to 5.25% annually on January 28, 2023 for 59 months. The monthly payments during repayment period is $11 with a lump sum payment of $1,393 on December 28th, 2027. The outstanding balance on this mortgage loan as of December 31, 2019 was $1,790.

The mortgage loan as of December 31, 2019 is as follows:

2019
Mortgage Loan	$1,790
Less current portion of mortgage loan payable	45
Mortgage loan payable, net of current portion	$1,745

RELIABILITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

Estimated future maturities of the mortgage loan for the next five years and thereafter is as follows:

Years Ending December 31:
2020	$47
2021	50
2022	47
2023	41
2024	63
Thereafter	1,542
Total	$1,790

NOTE 18- SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the balance sheet date of December 31, 2019 through April 29, 2020, the date on which the consolidated financial statements were available to be issued. Based upon this evaluation, management has determined that no material subsequent events have occurred that would require recognition in or disclosures in the accompanying consolidated financial statements, except as follows:

In January 2020, a new agreement was negotiated with Triumph, increasing the maximum advance total to $7,000, lowering advance rate from 18 basis points to 15 and the interest rate from prime plus 2.5% to prime plus 2%. Triumph advances 93% of our eligible receivables (compared with 90% prior to the modification), at an advance rate of 15 basis points (20 basis points prior to modification), an interest rate of prime plus 2%, from 2.5% prior to modification, and our prime floor rate reduced from 5% down to 4%.

In February 2020, the Company, as plaintiff, filed a complaint with the Circuit Court of Montgomery County, Maryland against Vivos Holdings, LLC, Vivos Real Estate Holdings, LLC and Naveen Doki, to enforce the Company’s rights under certain promissory notes and a personal guarantee made by the defendants. The case is proceeding. The Company believes that it will be granted a judgment in its favor.

In February 2020, Maslow took out a $250 6-month term loan from Triumph at 10% APR, in order to meet its cash obligations.

On February 28, 2020, On Healthcare Resource Network, LLC filed a complaint against the Company in the Circuit Court of Montgomery County, Maryland. The plaintiff has not specified any alleged damage caused by Maslow and the Company believes any claims are without merit.

On March 31, 2020, Maslow terminated the IQS factoring agreement with Wilco Capital Management.

In early 2020, the World Health Organization declared the coronavirus outbreak as a pandemic. The impact of the COVID-19 pandemic on the Company and its clients continues to evolve and is expected to adversely impact its profitability, cash, assumptions and projections.

Effective April 30, 2020, the Company terminated the related party lease held with VREH.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

The Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2019, internal control over financial reporting was effective.

The consolidated financial statements of the Company for 2019 have been audited by the independent registered public accounting firm of Ramirez Jimenez International CPAs who were given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders and the Board of Directors. This annual report does not include an attestation report from the independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board Composition

Our board of directors consists of four directors. Our board of directors has determined that the following directors are “independent” as defined under the rules of the OTC American: Hannah Bible and Larry Gaffey. On November 13, 2019, Hannah Bible was nominated and assumed the role of Chairperson. The authorized number of directors may be changed by resolution of our board of directors amending the applicable by-law provision. Vacancies on our board of directors can be filled by resolution of our board of directors.

Board Leadership and Role in Risk Oversight

Meetings of our board of directors are presided over by our chairperson of the board, Hannah Bible. Our board of directors believes that Hannah Bible is currently best situated to preside over meetings of our board of directors because of her familiarity with SEC regulations, board protocols, our staffing business and ability to effectively identify strategic priorities and lead the discussion and execution of our strategy.

Our board of directors oversees the risk management activities designed and implemented by our management and executes its oversight responsibility for risk management directly. The full board of directors also considers specific risk topics, including risks associated with our strategic plan, business operations and capital structure. In addition, our board of directors receives detailed regular reports from members of our executive management who are also board members that include assessments of risk, exposures, and plans for mitigation.

Our other board of directors’ committees also consider and address risk as they perform their respective committee responsibilities. All committees report to the full board of directors as appropriate, including when a matter rises to the level of a material or enterprise level risk.

Committees of the Board of Directors

The standing committees of our board of directors consist of an Audit Committee and a Compensation Committee. Each of the committees reports to our board of directors as they deem appropriate and as our board may request. The composition, duties and responsibilities of these committees are set forth below.

Audit Committee

The Audit Committee is responsible for, among other matters: (1) appointing, retaining and evaluating our independent registered public accounting firm and approving all services to be performed by them; (2) overseeing our independent registered public accounting firm’s qualifications, independence and performance; (3) overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC; (4) reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; (5) establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters; (6) reviewing and approving related person transactions; and (7) overseeing the risk management process.

Our Audit Committee consists of Hannah Bible and Larry Gaffey (Chairman). We believe that each qualifies as independent directors according to the rules and regulations of the SEC and OTC American with respect to audit committee membership. We also believe that Mr. Gaffey qualifies as our “audit committee financial expert,” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K. Our board of directors has adopted a written charter for the Audit Committee, which is available on our corporate website under the investor relations tab at www.maslowmedia.com. The information on our website is not part of this Annual Report on Form 10-K.

Compensation Committee

The Compensation Committee is responsible for, among other matters: (1) reviewing key team members compensation goals, policies, plans and programs; (2) reviewing and approving the compensation of our directors and executive officers; and (3) reviewing and approving employment agreements and other similar arrangements between us and our executive officers. The Committee shall have the authority to delegate any of its responsibilities, along with the authority to act in relation to such responsibilities, to one or more subcommittees as the committee may deem appropriate in its sole discretion. The Compensation Committee may invite such members of management to its meetings as it deems appropriate. However, the Compensation Committee meets regularly without such members present, and in all cases no officer may be present at meetings at which such officer’s compensation or performance is discussed or determined. The Committee has the authority, in its sole discretion, to select, retain and obtain the advice of a compensation consultant as necessary to assist with the execution of its duties and responsibilities. Neither the Compensation Committee nor management engaged a compensation consultant with respect to Fiscal 2019.

Our Compensation Committee consists of Hannah Bible and Larry Gaffey. Our board of directors has adopted a written charter for the Compensation Committee.

Other Committees

Our board of directors may establish other committees, including a Strategic Advisory Committee, as it deems necessary or appropriate from time to time.

Family Relationships

There are no family relationships among any of our executive officers or any of our directors.

Directors

Hannah Bible

Independent Director and Chairwoman
Age: 39

Director Since: 2014

Hannah M. Bible. Hannah M. Bible is a Director of the Company, and has served in such capacity since April 25, 2014. Ms. Bible is Vice President of Legal at Digirad Corporation (“DRAD”) since October 2019. She has also served the subsidiaries of DRAD as Chief Financial Officer and in-house counsel to Lone Star Value Management, LLC (“Lone Star Value Mgmt.”), and VP-Finance to ATRM Holdings, Inc. since April 2019. Ms. Bible has over 15 years of combined legal and accounting experience across a variety of industries. From May 2016 through August 2017 Ms. Bible served on the board of Crossroads Systems, Inc. (NASDAQ: CRDS, now OTC: CRSS), a data storage company. Prior to joining Lone Star Value Mgmt. in June 2014, Ms. Bible was the Director of Finance/CFO at Trinity Church in Greenwich, CT. From October 2011 to December 2012, Ms. Bible served as a legal advisor to RRMS Advisors, a company providing advisory and due diligence services to banking and other institutions with high risk assets. From June 2009 to December 2013, Ms. Bible advised family fund and institutional clients of International Consulting Group, Inc., and its affiliates within the Middle East on matters of security, corporate governance, and U.S. legal compliance. From 2006 to 2008, Ms. Bible served within the U.N. General Assembly as a diplomatic advisor to the Asian-African Legal Consultative Organization, a permanent observer mission to the United Nations. Ms. Bible has also taught as an Adjunct Professor at Thomas Jefferson School of Law, within the International Tax and Financial Services program. Prior to this Ms. Bible held various accounting positions with Samaritan’s Purse, a large $300MM+ 501(c)(3) organization dedicated to emergency relief and serving the poor worldwide. Previously, Ms. Bible served as a director of AMRH Holdings, Inc. (formerly Spatializer Audio Laboratories). Ms. Bible earned an LLM in Tax from New York University School of Law, a JD with honors from St. Thomas University School of Law, and a BBA in Accounting from Middle Tennessee State University.

Larry Gaffey

Independent Director
Age: 63
Director Since: 2019
Committees Served: Audit Committee (Chair), Compensation Committee (Chair), Nominating and Corporate Governance Committee (Chair)

Mr. Gaffey, age 63, has served as Chief Financial Officer of Old Dominion Strategies, LLC, a service-disabled veteran-owned small business, since 2017. In addition, since 2012, he has been Managing Member of Gaffey Deane & Talley, LLC, a CPA firm. Since 2009, Mr. Gaffey has also served as Chief Financial Officer of Crisis1, a service-disabled veteran-owned small business. Mr. Gaffey has over 40 years of experience as a certified public accountant, chief executive officer or chief financial officer. He graduated from the United States Air Force Academy and received a B.A. in Accounting from Michigan State University.

Nick Tsahalis

Age: 42
Director Since: 2019
Committees Served: Strategic Advisory

Nick Tsahalis began serving as President and Chief Executive Officer of Maslow Media Group Inc. in December 2016, after serving as CFO starting in October 2015. Mr. Tsahalis was instrumental in leading Maslow Media to the finish line to close on the Reverse Merger with Reliability, being named Director and President of Reliability upon conclusion of reverse merger on October 29, 2019. Prior to joining Maslow Media Group, Mr. Tsahalis was the CFO of Recycled Green Industries, a wholesale organics recycling company that procured materials through its commercial and residential land clearing division and through contracts with local government yard waste recycling facilities. Recycled Green was positioned for sale to Harvest Garden Pro, a national consumer products business that sold similar organic materials through relationships with national home retailers, Lowe’s and Home Depot. Prior Mr. Tsahalis was the CFO of Atlantic Video, a video production company that produced multiple shows for ESPN in both Washington, D.C. and New York City. Additional experiences include the creative staffing industry, hotel industry and waste management. He has over 22 years of experience as an operational leader, covering accounting and finance, IT, Human Resources and business development.

Mark Speck

Age: 59
Director Since: 2019
Committees Served: None

Mark Speck joined as CFO of Maslow Media Group in April 2019, worked closely with Maslow CEO Nick Tsahalis on the success of the Reverse Merger with the shell company Reliability and was named CFO and Secretary of Reliability at conclusion of agreement on October 29, 2019. Prior to joining Reliability, Mr. Speck was the CFO of for 2 years with Hawkeye Enterprises and Specktrum, LLC, the former a startup with an M&A growth plan. Prior, Mr. Speck was North American CFO and later the Chief Compliance and Audit Officer at CPA Global where he had a profound impact on the success of a multi-faceted technology and professional service firm providing lifecycle intellectual property management. He has over three decades of experience in corporate accounting and finance, including expertise in mergers and acquisitions, corporate strategy formation and execution, SEC reporting, Sarbanes Oxley compliance, organizational and process optimization, and all phases of audit, tax, and reporting. Additionally, he has experience working with various classes of investors and raising capital for growth initiatives.

Executive Officers

Our board of directors appoints our executive officers and updates the executive officer positions as needed throughout the fiscal year. Each executive officer serves at the behest of our board of directors and until their successors are appointed, or until the earlier of their death, resignation or removal.

The following table sets forth certain information with respect to our executive officers as of the date of this Annual Report:

Name	Age	Position

Nick Tsahalis	42	President
Mark Speck	59	Chief Financial Officer and Secretary

Code of Ethics

The Company is establishing a Code of Business Ethics and Corporate Conduct (the “Code of Conduct”) appropriate to the post-Merger company and expects to have the Code of Conduct approved in April 2020. Upon approval the Company will file a Current Report on Form 8-K containing the Code of Conduct and it will also make the Code of Conduct available on our website at www.maslowmedia.com. If we amend or grant a waiver of one or more of the provisions of our Code of Business Ethics and Corporate Conduct, we intend to satisfy the requirements under Item 5.05 of Item 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Conduct that apply to our principal executive, financial and accounting officers by posting the required information on our website at the above address. Our website is not part of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Named Executive Officers

Our named executive officers for Fiscal 2019 are:

●	Nick Tsahalis, our President
●	Mark Speck, our Chief Financial Officer and Secretary

Throughout this section, the term “named executive officer” is intended to refer to the individuals identified above. During Fiscal 2019, we had only two named executive officers, each of whom is set forth above.

Summary Compensation Table

The following table presents compensation information for our named executive officers with respect to Fiscal 2019. These structures are based on Maslow agreements with Vivos when Vivos owned Maslow before the merger.

Name and Principal Position	Year	Salary ($)	Bonus ($) *	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All Other Compensation ($) **	Total ($)

Nick Tsahalis President	2019	$260						$14	$274
Mark Speck Chief Financial Officer and Secretary	2019	$250						$5	$255

(*)	Bonus amounts for 2019 have not yet been determined. Compensation Committee has authority to pay a discretionary portion up to 50% of the executive officer’s base salary.

(**)	Represents car allowance and premium subsidy for medical benefits.

Agreements with Executive Officers

The President and the Chief Financial Officer of the Company have employment agreements with Maslow. RLBY is not a party to any employment agreements.

Director Compensation

Set forth below is a summary of the components of compensation payable to our non-management directors.

Cash Compensation

We reimburse each non-management member of our board of directors for all reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of our board of directors and any committees thereof, including, without limitation, reasonable travel, lodging and meal expenses. Each director who is not also an officer of Reliability is also entitled to quarterly payments of $5 for their service on our board of directors which remain unpaid to date. Currently there is no additional compensation for committee’s chaired or for presiding as chairperson of the board, due to cash constraints and unavailability of equity compensation.

Name	Board Member ($)	Audit Committee ($)	Compensation Committee ($)	Nominating & Governance Committee ($)	Chairperson of the Board ($)	Total ($)

Hannah Bible	$20					$20
Larry Gaffey	$20					$20

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of Company Common Stock as of March 4, 2020 by:

●	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares of Company Common Stock;
●	each of our named executive officers and directors; and
●	all our executive officers and directors as a group.

Each stockholder’s percentage ownership is based on 300,000,000 shares of Company Common Stock outstanding as of March 4, 2020.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

The number and percentage of shares beneficially owned by a person includes shares that may be acquired by such person within 60 days of February 4, 2019 through the exercise of vested options or warrants, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

Except as otherwise set forth below, the address of the persons below is c/o Reliability, 22 Baltimore RD. Rockville, MD 20850.

Name and Address	Amount and nature of beneficial ownership (Common Stock)		Percentage of Class (Common Stock)
Officers and Directors
Mark Speck, 22 Baltimore Rd., Rockville, MD 20850	3,276,052	(1)	1.1%
Nick Tsahalis, 22 Baltimore Rd., Rockville, MD 20850	3,276,052		1.1%
All directors and executive officers as a group (2 persons)	6,552,104		2.2%
5% Holders
Naveen Doki, 3022 Williams Dr, Suite 100, Fairfax, VA 22031	10,330,908	(2)	68.9%
Silvija Valleru, 14520 Smoketown Rd., Woodbridge, VA 22192	5,164,638	(3)	17.2%
Shirisha Janumpally, 3022 Williams Dr., Suite 100, Fairfax, VA 22031	196,285,620	(4)	68.9%
Kalyan Pathuri, 6206 Colchester Rd, Fairfax, Virginia, 22030	46,488,270	(5)	17.2%

(1)

Represents (i) 3,014,882 shares held by Mr. Speck; (ii) 261,170 shares held by Hawkeye Enterprises Inc, a company owned and controlled by Mr. Speck. The amount reflected does not include any shares issuable upon conversion of convertible promissory notes.

(2)

Represents (i) 10,330,908 shares held by Dr. Doki; (ii) 20,661,816 shares held by Federal Systems, a company owned and controlled by Mrs. Janumpally, which Dr. Doki may be deemed to indirectly beneficially own as the husband of Mrs. Janumpally; (iii) 165,292,896 shares held by Judos Trust, a trust in which Mrs. Janumpally is the sole trustee and beneficiary, and of which Dr. Doki may be deemed to indirectly beneficially own as the husband of Mrs. Janumpally; and (iv) 10,330,908 shares held directly by Mrs. Janumpally which Dr. Doki may be deemed to indirectly beneficially own as the husband of Mrs. Janumpally.

(3)

Represents (i) 5,164,638 shares held by Dr. Valleru; and (ii) 46,488,270 shares held by Igly Trust of which Dr. Valleru may be deemed to indirectly beneficially own as the wife of Kalyan Pathuri, who is the sole trustee and beneficiary of the Igly Trust; and (iii) 5,164,638 shares held by Mr. Pathuri, which Dr. Valleru may be deemed to indirectly beneficially own as the wife of Mr. Pathuri.

79

(4)

Represents (i) 10,330,908 shares that Mrs. Janumpally may be deemed to indirectly beneficially own as the wife of Dr. Doki; (ii) 20,661,816 shares held by Federal Systems, a company owned and controlled by Mrs. Janumpally; (iii) 165,292,896 shares held by Judos Trust, a trust in which Mrs. Janumpally is the sole trustee and beneficiary, and (iv) and 10,330,908 shares Mrs. Janumpally owns directly.

(5)	Represents (i) 5,164,638 shares held by Mr. Pathuri; (ii) 41,323,632 shares held by Igly Trust of which Mr. Pathuri is the sole trustee and beneficiary; and (iii) 5,164,638 shares held by Dr. Valleru of which Mr. Pathuri may be deemed to indirectly beneficially own as the husband of Dr. Valleru.

Directors, Executive Officers, Promoters, and Control Persons

The following table sets forth the name and position of our current executive officers and directors.

Name	Age	Position(s)
Nick Tsahalis (1)	42	President and Director
Mark Speck (2)	59	Chief Financial Officer, Secretary, Director
Hannah Bible (3)	39	Chairwoman of the Board, Director
Larry Gaffey (4)	63	Director

(1)	On October 29, 2019, Nick Tsahalis was appointed as President of the Company. On October 30, 2019, Mr. Tsahalis was appointed as a director of the Company.

(2)	On October 29, 2019, Mark Speck was appointed as Chief Financial Officer, Secretary, and as a director of the Company.

(3)	On April 25, 2014, Hannah Bible was appointed as a director of the Company.

(4)	On December 13, 2019, Larry Gaffey was appointed as a director of the Company.

(5)	On November 13, 2019 Hannah Bible, was appointed Chairwoman of the board.

Equity Compensation Plans

None at this time.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policy on Review and Approval of Transactions with Related Persons

Our board of directors is currently primarily responsible for developing and implementing processes and controls to obtain information from our directors, executive officers and significant stockholders regarding related-person transactions and then determining, based on the facts and circumstances, whether we or a related person has a direct or indirect material interest in these transactions. Our Audit Committee is responsible for the review, approval and ratification of “related-person transactions” between us and any related person. Under SEC rules, a related person is a director, executive officer, nominee for director or beneficial holder of more than of 5% of any class of our voting securities or an immediate family member of any of the foregoing. In the course of its review and approval or ratification of a related-person transaction, the Audit Committee will consider:

●	the nature of the related person’s interest in the transaction;

●	the material terms of the transaction, including the amount involved and type of transaction;
●	the importance of the transaction to the related person and to the Company;
●	whether the transaction would impair the judgment of a director or executive officer to act in our best interest and the best interest of our stockholders; and
●	any other matters the Audit Committee deems appropriate.

Any member of the Audit Committee who is a related person with respect to a transaction under review will not be able to participate in the deliberations or vote on the approval or ratification of the transaction. However, such a director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Through December 31, 2019, the Company’s principal independent registered accountant was RJI International CPAs (“RJI”).

Aggregate fees billed or incurred related to the following years for fiscal 2019 and 2018 by RJI is set forth below.

	2019	2018

Audit Fees (1)	$62	$15
Audit-Related Fees (2)
Tax Fees	$1	$1
All Other Fees
Total	$63	$16

(1)	Audit fees consist principally of fees for the audit of our consolidated financial statements, review of our interim consolidated financial statements and audit services related to our acquisitions.
(2)	These fees consist principally of fees related to the preparation of SEC registration statements, acquisition due diligence, and U.S. Department of Labor filings.

Selection

The Audit Committee appointed RJI as our independent registered public accounting firm for Fiscal 2020 and RJI has served in this capacity since 2009.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following consolidated financial statements of Reliability and the reports of the Independent Registered Public Accounting Firms are contained in Item 8 of Part II of this Annual Report on Form 10-K as indicated:

Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

Exhibits

See the list of exhibits in the Index to Exhibits to this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 01, 2020.

RELIABILITY INCORPORATED

By:	/s/ Nick Tsahalis
Name:	Nick Tsahalis
Title:	President

By:	/s/ Mark Speck
Name:	Mark Speck
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 01, 2020.

By:	/s/ Nick Tsahalis
Name:	Nick Tsahalis
Title:	President

By:	/s/ Mark Speck
Name:	Mark Speck
Title:	Chief Financial Officer

By:	/s/ Hannah Bible
Name:	Hannah Bible
Title:	Chairperson of the Board

By:	/s/ Larry Gaffey
Name:	Larry Gaffey
Title:	Director

EXHIBIT INDEX

(d)	The following Exhibits are filed with this Annual Report on Form 10-K:

Exhibit No.	Description
2.1	Merger Agreement, by and among Reliability, R-M Merger Sub, Inc., Jeffrey Eberwein, The Maslow Media Group, Inc., and Naveen Doki, and Silvija Valleru (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2019).
2.2	Statement of Merger as filed with the Secretary of State of the State of Virginia on October 29, 2019 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
3.1	Restated Articles of Incorporation (with amendment) (incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 1995).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 5.03 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 5.03 of the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2014).
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 5.03 of the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2014).
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.03 of the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2013).
3.6	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2004).
3.7	Amended Bylaws (incorporated by reference to Exhibit 3.01 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2007).
10.1	Intercompany Promissory Note dated November 15, 2016 between Maslow (as Lender) and Vivos Holdings, LLC (as Borrower) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.2	Intercompany Promissory Note dated November 15, 2017 between Maslow (as Lender) and Vivos Real Estate, LLC (as Borrower) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.3	Settlement Agreement dated October 25, 2018 between Maslow, Vivos Holdings, Silvija Valleru Naveen Doki in relation to default of Future Receivables Sales Agreement with Kinetic Direct Funders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.4	Amendment to Settlement Agreement dated April 10, 2019 between Maslow, Vivos Holdings, Silvija Valleru Naveen Doki in relation to default of Future Receivables Sales Agreement with Kinetic Direct Funding LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.5	Settlement Agreement dated December 10, 2018 by and among Maslow, Vivos Holdings, LLC, Vivos Acquisitions, LLC, Naveen Doki, Silvija Valleru, and CC Business Solutions, a division of Credit Cash NJ, LLC, in relation to Accounts Receivable Advance Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.6	Settlement Agreement dated January 24, 2019 between Maslow, Vivos Holdings, LLC, and Advantage Capital Funding in relation to default of July 5, 2018 Purchase and Sale of Future Receipts Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.7	Amended and Restated Factoring and Security Agreement dated December 2, 2019 between Maslow and Advance Business Capital LLC (d/b/a Triumph Business Capital).*
10.8	Securities Purchase Agreement dated June 27, 2019 between Maslow and Hawkeye Enterprises, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.9	Convertible Promissory Note dated June 27, 2019 between Maslow and Hawkeye Enterprises, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.10	Warrant Agreement dated June dated June 27, 2019 between Maslow and Hawkeye Enterprises, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.11	Securities Purchase Agreement dated June 31, 2019 between Maslow and Mark Speck (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.12	Convertible Promissory Note dated June 31, 2019 between Maslow and Mark Speck (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.13	Warrant Agreement dated June dated June 31, 2019 between Maslow and Mark Speck (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).

10.14	Securities Purchase Agreement dated July 31, 2019 between Maslow and Nick Tsahalis (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.15	Convertible Promissory Note dated July 31, 2019 between Maslow and Nick Tsahalis (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.16	Warrant Agreement dated June dated July 31, 2019 between Maslow and Nick Tsahalis (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.17	Professional Services Agreement dated May 11, 2017 between Maslow and AT&T Services, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.18	Commercial Lease Agreement dated December 19, 2017 between Maslow and Vivos Real Estate, LLC (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.19	Personal Guaranty dated June 12, 2019 between Maslow and Naveen Doki (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.20	Debt Conversion Agreement by and among Reliability Incorporated and Lone Star Value Investors, LP (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.21	Debt Conversion Agreement by and among Reliability Incorporated and Lone Star Value Co-Invest I, LP (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.22	Form of Piggyback Registration Rights Agreement by and among Reliability and certain Investors (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.23	Form of Lock Up Agreement by and between Reliability and certain Holders (incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.24	Secured Promissory Note dated September 5, 2019 between Maslow (as Noteholder) and Vivos Holdings, LLC (as Debtor) (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.25	Igly Trust Joinder to Merger Agreement dated October 22, 2019 (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.26	Judos Trust Joinder to Merger Agreement dated October 22, 2019 (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.27	Shirisha Janumpally Joinder to Merger Agreement dated October 22, 2019 (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.28	Agreement for the Contingent Liquidation of the Common Stock of Maslow Media Group, Inc., dated October 28, 2019, by and among Maslow Media Group, Inc., Naveen Doki, Silvija Valleru, Shirisha Janumpally, Kalyan Pathuri and Federal Systems (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
21.1	Subsidiaries of the Registrant.*
31.1	Certification of President pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*†
31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*†
32.1	Certifications of President and CFO pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.
†	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

