Form 10-Q
period 2020-03-31
RELIABILITY INC
filed 2020-06-15
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______ .

Commission File Number 0-7092

RELIABILITY INCORPORATED

(Exact name of registrant as specified in its charter)

TEXAS	75-0868913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2505 Gateway Center Drive, P.O. Box 71, Clarksburg, Maryland	20871
(Address of principal executive offices)	(Zip Code)

(202) 965-1100

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name each exchange on which registered
Common Stock, no par value	RLBY	OTC Pink Sheets

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [  ] NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] YES [  ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 300,000,000 shares of Common Stock, no par value, as of June 1, 2020.

RELIABILITY INCORPORATED
Quarterly Report on Form 10-Q
As of and For the Three Months Ended March 31, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$121	$275
Trade receivables, net of allowance for doubtful accounts	5,645	7,029
Notes receivable from related parties	3,440	3,418
Prepaid expenses and other current assets	258	316
Total current assets	9,464	11,038

Property, plant and equipment, net	2,476	2,483
Other intangible assets, net	229	237
Goodwill	518	518
Total assets	$12,687	14,276
LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Factoring	$4,169	$5,508
Accounts payable	922	1,087
Accrued expenses	412	548
Accrued payroll	994	907
Deferred revenue	285	347
Income taxes payable	803	817
Notes payable	1,163	890
Current portion of mortgage loan payable	46	45
Other current liabilities	103	105
Total current liabilities	8,897	10,254
Mortgage loan payable, net of current portion	1,733	1,745
Total liabilities	10,630	11,999
Commitment and contingencies (Note 7)
Subsequent events (Note 12)
SHAREHOLDER’S EQUITY
Common stock, without par value, 300,000,000 shares authorized, 300,000,000 issued and outstanding as of March 31, 2020 and as of December 31, 2019	-	-
Additional paid-in capital	750	750
Retained earnings	1,642	1,840
Total shareholder’s equity attributable to Reliability Inc.	2,392	2,590
Noncontrolling interest in consolidated affiliates	(335)	(313)
Total equity	2,057	2,277
Total liabilities and shareholder’s equity	$12,687	$14,276

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2020	2019
Revenue earned
Service revenue	$8,801	$8,301
Cost of revenue
Cost of revenue	7,769	7,463
Gross profit	1,032	838
Selling, general and administrative expenses	1,091	654
Operating income(loss)	(59)	184
Other income (expense)
Interest income	21	16
Interest expense	(138)	(84)
Other expense	(21)	-
Income (loss) before taxes on income	(197)	116
Income tax benefit/(expense)	(1)	-
Consolidated net income (loss)	(198)	116
Less net income attributable to noncontrolling interest in consolidated affiliates	(39)	(39)
Net income (loss) attributable to Reliability Inc.	$(237)	$77
Net income per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Share used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

For the Three Months Ended March 31, 2020 and 2019

(amounts in thousands, except per share data)

	Controlling Interest					Non - Controlling
			Additional			Interest in
	Common Stock		Paid-in	Retained		Consolidated	Total
	Shares	Amount	Capital	Earnings	Total	Affiliates	Equity

Balance, December 31, 2018	282,000,000	$-	$-	$1,472	$1,472	$-	$1,472
Net income	-	-	-	116	116	(39)	77
Recapitalization	18,000,000	-	-	(5)	(5)	-	(5)
VIE consolidation	-	-	-	-	-	(116)	(116)
Balance, March 31, 2019	300,000,000	$-	$-	$1,583	$1,583	$(155)	$1,428

Balance, December 31, 2019	300,000,000	-	750	1,840	2,590	(313)	2,277
Net loss	-	-	-	(198)	(198)	(39)	(237)
VIE consolidation	-	-	-	-	-	17	17
Balance, March 31, 2020	300,000,000	$-	$750	$1,642	$2,392	$(335)	$2,057

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income(loss)	$(237)	$77
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36	6
Accrued interest	3	(16)
Changes in operating assets and liabilities:
Trade receivables	1,385	968
Prepaid expenses and other current assets	58	79
Accounts payable	(165)	(124)
Accrued payroll	87	273
Accrued expenses	(136)	(8)
Deferred revenue	(62)	(38)
Other liabilities	17	-
Income taxes payable	(14)	(18)
Net cash provided by operating activities	972	1,199
Cash flows from investing activities:
Cash from merger	-	4
Purchase of fixed assets	(21)	(1)
Net cash provided by (used in) investing activities	(21)	3
Cash flows from financing activities:
Net (repayment) of line-of-credit	(1,340)	(768)
Repayment of notes payable	(43)	(222)
Borrowing of notes payable	278	-
Advances to related parties	-	(18)
Net cash used in financing activities	(1,105)	(1,008)
Net increase (decrease) in cash and cash equivalents	(154)	194
Cash and cash equivalents, beginning of period	275	29
Cash and cash equivalents, end of period	$121	$223

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(amounts in thousands)

	For the Three Months Ended March 31,
	2020	2019
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$158	$104
Income taxes	$20	$25

Supplemental disclosures of non-cash financing activities:
Non-cash impact of recapitalization from merger
Liabilities assumed in merger	$-	$15
Conversion of shareholder loan to equity in merger	$-	$141
VIE net asset consolidated	$-	$2,459
VIE liabilities consolidated	$-	$1,823
VIE reduction in equity	$-	$117

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(amounts in thousands, except per share data)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Reliability Incorporated (“Reliability” or the “Company”) is a leading provider of employer of record and temporary media and information technology (“IT”) staffing services that operates, along with its wholly owned subsidiary, The Maslow Media, Inc., (“MMG” or “Maslow”), primarily within the United States of America (the “U.S.”) in three industry segments: Employer of Record (“EOR”), Staffing and Video Production segment provides script to screen media talent. EOR which is a unique workforce management solution, representing 81.3% of the revenue. Our Staffing segment provides skilled field talent on a nationwide basis for IT and finance and accounting client partner projects. Our staffing includes revenue derived from permanent placement. Video Production involves assembling and providing crews for special projects that can last anywhere from a week to six months.

Reliability was incorporated under the laws of the State of Texas in 1953, but the then principal business of the Company started in 1971 and was closed down in 2007. The Company completed a reverse merger with MMG (the “Merger”) on October 29, 2019. The Company acquired the customer contracts and trade receivables and assumed certain liabilities of Intelligent Quality Solutions (“IQS”) in exchange for a reduction of notes receivable from Vivos Holdings LLC (“Vivos Holdings”), the previous sole shareholder of MMG, (the “Acquisition”) on December 1, 2019. The owners of Vivos Holdings and their transferees who were issued shares of Reliability Common Stock include Naveen Doki, Silvija Valleru, Shirisha Janumpally (through Judos Trust and Federal Systems), and Kalyan Pathuri (through Igly Trust) together own approximately 84% of the issued and outstanding shares of Reliability Common Stock and are referred to herein as “Vivos” or the “Vivos Shareholders.”

Basis of presentation

The unaudited condensed consolidated interim financial statements include the accounts of the Company and all wholly owned divisions, including its 100% owned subsidiary, Maslow Media Group, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Theses unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q. Operating results of the interim periods are not necessarily indicative of financial results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In preparing these unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in the Company’s condensed consolidated financial statements relate revenue recognition, allowances for doubtful accounts, recoverability of notes receivable, useful lives for depreciation and amortization, loss contingencies, allocation of purchase price in connection with business combinations, valuation allowances for deferred income taxes, and the assumptions used for web site development cost classifications.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

Concentration of Credit Risk

For the quarter ended March 31, 2020, 33.4% of revenue came from AT&T Services, Inc. (inclusive of its DirecTV division) (“AT&T”) and 9.4% from Janssen Pharmaceuticals (which includes workforce partners Johnson & Johnson). AT&T and Janssen accounted for 39% and 8.6% of revenue for year ended March 31, 2019. No other client exceeded 10% of revenues.

RELIABILITY INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(amounts in thousands, except per share data)

NOTE 2. LIQUIDITY AND GOING CONCERN

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. On May 5, 2020 (the “Effective Date”), MMG received the proceeds of a loan pursuant to into a promissory note (the “Note”) under the Paycheck Protection Program with TBK Bank, SSB (“Lender”), in the amount of $5,216 (the “PPP Loan”). The Paycheck Protection Program (“PPP”) was established under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The Lender’s affiliate, Advance Business Capital LLC (d/b/a Triumph Business Capital), is currently the Company’s factor under its existing Factoring and Security Agreement, dated November 4, 2016, as amended and modified.

The Company intends to apply for forgiveness of the required repayment of some or all of the PPP Loan in accordance with the PPP. The Company believes that a significant portion of the PPP Loan will be so forgiven, however no assurance can be given that any of such PPP Loan will, in fact, be forgiven. The accompanying unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the forgiveness of the PPP Loan. If the PPP Loan is not forgiven in significant part, and the other challenges facing the Company are not resolved favorably, the Company may cease to continue as a going concern.

The Company’s ongoing liquidity position is facing pressures due to the loss of business resulting from the COVID-19 Pandemic as well as increased pressure to make cash payments pursuant to the Settlement Agreements (filed as exhibits 10.4, 10.5 and 10.6 the Company’s Current Report on Form 8-K filed on October 30, 2019) prior to the Company’s anticipated liquidation of the shares of Company Common Stock pledged pursuant to the Agreement for the Contingent Liquidation of the Common Stock of Reliability Incorporated (as successor in interest to Maslow Media Group, Inc.), dated October 28, 2019 (the “Liquidation Agreement”) (filed as exhibit 10.30 to the Company’s Current Report on Form 8-K filed on October 30, 2019). The Vivos Shareholders that are the counterparties to the Liquidation Agreement are not cooperating with the Company to liquidate the shares subject thereto as contemplated thereby. No assurance can be given that the Company will return to its pre-Pandemic revenue levels, how long it will take to enforce the requirements of the Liquidation Agreement, and the actual amount of PPP Loan forgiven. As a result, the Company face hurdles to maintaining sufficient liquidity to continue to operate, in which case the Company might be forced to liquidate or seek to reorganize under applicable bankruptcy statutes.

The Company is quoted on the OTC Marketplace under the symbol “RLBY”.

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (the “FASB”) issued new guidance on disclosures related to fair value measurements. The guidance is intended to improve the effectiveness of the notes to financial statements by facilitating clearer communication, and it includes multiple new, eliminated and modified disclosure requirements. The guidance was effective for the Company as of January 1, 2020 and did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued new guidance on the accounting for internal-use software. The guidance aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The guidance was effective for the Company as of January 1, 2020 and did not have a material impact on the Company’s consolidated financial statements.

RELIABILITY INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(amounts in thousands, except per share data)

Accounting Pronouncements Not Yet Adopted

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

NOTE 4. ACQUISITION

As a result of the Acquisition on December 1, 2019, our IT staffing division first quarter revenues were $798, which was an 8% improvement over the performance of IQS a year ago. The gross profit in the first quarter of $234 was 14% better than a year ago. Gross margins improved to 29% from 28% a year ago.

Results for the three months ended March 31, 2020 and 2019, respectively, are below. For comparability, the three months ended March 31, 2019 presents proforma (unaudited) data to include IQS operations in Company as if it were acquired on January 1, 2019.

	2020	2019
Revenues	$8,801	$9,035
Operating income	$37	$221
Net income (loss)	$(238)	$91

NOTE 5. DEBT

Convertible Debt

The Company has notes payable in the amount of $916 as of March 31, 2020 which was $890 on December 31, 2019, respectively pursuant to a convertible debt offering that commenced June 13, 2019. The offering was conducted pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder. The notes bear interest at 12% per year, with the balance due and payable within 1 year from the issuance date unless earlier converted into shares of Company Common Stock upon the issuance by Reliability of Company Common Stock for gross proceeds of at least $5,000. Warrants can only be redeemable if the proceeds of $5,000 are obtained by the Company from the sale of equity securities.

In February 2020, we took out a $250 6-month term loan from Triumph at 10% APR, in order to meet our cash obligations. On April 7, 2020t, in the face of the COVID 19 lockdown, Triumph offered a 2-month payment holiday and to extend the note payment, which ultimately was agreed to end in February 2021.

Tax Liabilities

When the Maslow Media Group was initially acquired by Vivos Holdings, LLC in December 2016, Reliability’s corporate status was changed from an S Corp to a C Corp due to its new ownership structure. This triggered an accelerated tax event, a $215 estimated annual impact per year for four years, that Reliability is working with the IRS to pay off. As of March 31, 2020, the tax liability was $802 compared to $817 as of December 31, 2019.

RELIABILITY INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(amounts in thousands, except per share data)

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

In accordance with the agreement, a reserve amount is required for the total unpaid balance of all purchased accounts multiplied by a percentage equal to the difference between one hundred percent and the advanced rate percentage. As of March 31, 2020, the required amount was 10%. Any excess of the reserve amount is paid to the Company on a weekly basis, as requested. If a reserve shortfall exists for a period of ten-days, the Company is required to make payment to the financial institution for the shortage.

Accounts receivable were sold with full recourse. Proceeds from the sale of receivables were $6,857 for the three months ended March 31, 2020. The total outstanding balance under the recourse contract was $4,169 March 31, 2020 and $5,508 as of December 31, 2019.

The Factoring Facilities are collateralized by substantially all the assets of the Company. In the event of a default, the Factor may demand that the Company repurchase the receivable or debit the reserve account. Total finance line fees for the three months ended March 31, 2020 and 2019 totaled $14 and $12, respectively.

Wilco Capital Management

Following the Acquisition, the Company continued factoring IQS Receivables with IQS’s factor, Wilco Capital Management (formerly known as First Avenue Funding, LLC) (“Wilco”). As of March 31, 2020, the outstanding balance was $0 as this relationship ended on March 31, 2020, when Triumph bought out this factoring relationship.

NOTE 6. VARIABLE INTEREST ENTITY (“VIE”)

In December 2019, the Company’s executive management learned that prior to the Merger, in December 2017, one of Vivos Shareholders, on behalf of Maslow, executed a guarantee of obligations of Vivos Real Estate Holdings, LLC (“VREH”), under a mortgage loan for the purchase of the property at 22 Baltimore Rd., Rockville, Maryland. Maslow leased this space on market terms. The lease obligation had not been included in Maslow’s financial statements and was not separately disclosed prior to the Merger. The Company terminated the lease of the property at 22 Baltimore Road effective April 30, 2020.

U.S. GAAP requires the Company to assess whether VREH is a VIE because Maslow (i) share common shareholders who may or may not have significant influence or control, (ii) is a guarantor of the mortgage loan, (iii) is the sole lessee under a lease where the landlord is an affiliate of the Company, and (iv) has no other business in VREH.

RELIABILITY INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(amounts in thousands, except per share data)

A VIE is a legal business structure (such as a corporation, partnership, or trust) that:

●	does not provide equity investors with voting rights; or
●	the equity investors do not have sufficient financial resources to meet the ongoing operating needs of the business. This is referred to as a thinly capitalized structure.

Although the Company has neither any decision-making authority over VREH, nor financial interest in the operations of VREH, the Company is required to consolidate its financial statements with those of VREH for the reasons mentioned above, as it is considered the primary beneficiary of the VIE. As a result of the Company terminating the lease on April 30, 2020, VREH will no longer be considered a VIE after April 30, 2020.

The assets and liabilities of the consolidated VIE are comprised of the following as of March 31, 2020 and December 31, 2019:

	2020	2019
Building	$1,856	$1,856
Office equipment	185	185
Land	510	510
Accumulated depreciation	167	148
Liabilities assumed	1,779	1,790
Total net assets consolidated	$605	$613

In addition, the related party note receivable with the VIE of $749 and $772 was eliminated for the period ending March 31, 2020 and December 31, 2019, respectively.

The potential financial exposure to loss as a guarantor could equal all the book value of the related party mortgage loan payable, a total of approximately $1,779 and $1,790 as of March 31, 2020 and December 31, 2019, respectively with $46 due within the next year. To date, the Company has not been called on for any loan repayment guarantee.

As a result of the consolidation, the notes receivable held between Maslow and VREH was eliminated in consolidation. See Note 10 for details on the related party notes receivable.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

On or about February 17, 2020, the Company, as plaintiff, filed a complaint with the Circuit Court of Montgomery County, Maryland against Vivos Holdings, LLC, VREH and Naveen Doki (the “Defendants”), to enforce Maslow’s rights under certain promissory notes and a personal guarantee made by the defendants (the “Debt Collection Suit”). The case is proceeding. The Company believes that it will be granted a judgment in its favor. Maslow intends to continue to vigorously prosecute this litigation.

On or about May 6, 2020, the Defendants filed with the Circuit Court of Montgomery County, Maryland a Counterclaim and Third-Party Complaint for Damages, Declaratory and Injunctive Relief and Jury Demand (the “Counterclaim”), The Company believes that the Counterclaim has no merit and is a tactic designed to delay the Defendant’s payment of the debts they owe the Company. The Company will vigorously defend itself and its indemnified officers, directors and other parties as permitted by the Company’s organizational documents.

RELIABILITY INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(amounts in thousands, except per share data)

On or about June 5, 2020 the Company submitted a Claimant’s Notice of Intention to Arbitrate and Demand For Arbitration with the American Arbitration Association in New York, and to the Respondents thereto: Naveen Doki; Silvija Valleru; Shirisha Janumpally (individually and in her capacity as trustee of Judos Trust); Kalyan Pathuri (individually in his capacity as trustee of Igly Trust) and Federal Systems (the “Respondents”). The Arbitration alleges that the Respondents breached the Merger Agreement in a number of significant respects and committed fraud in connection with the Merger. The Company is seeking damages which will likely be in whole or in part shares of Company Common Stock received by the Respondents in connection with the Merger. The Company expects to prevail in the Arbitration.

On or about February 28, 2020, the Company obtained a temporary restraining order (the “TRO”) regarding any and all actions purportedly taken at an improper meeting of the shareholders of the Company ostensibly called by the Vivos Shareholders. The TRO was granted because the Vivos Shareholders failed to properly call and hold a shareholders meeting in accordance with applicable Texas corporate law and therefore any action purported to be taken there have no meaning or effect. The hearing on motion had been delayed due to the COVID-19 pandemic. On or about May 12, 2020 the Vivos Shareholders filed a motion for contempt alleging that the Company violated the terms of the TRO. At a hearing held on June 5, 2020 the Texas court dismissed the motion for contempt and heard technical arguments regarding jurisdiction. This decision is not expected to have a material impact on the Company regardless of the outcome.

On February 28, 2020, Healthcare Resource Network, LLC filed a complaint against Maslow in the Circuit Court of Montgomery County, Maryland. The plaintiff has not specified any alleged damage caused by Maslow and the Company believes any claims are without merit. The Company will defend itself from this case.

On September 28, 2018, Credit Cash filed a complaint against Maslow, Vivos, Vivos Acquisitions, LLC, Dr. Doki, Dr. Valleru (the “Parties”) and other defendants in the United States District Court for the District of New Jersey for, among other things, breach of contract of the Maslow and HRCN Credit Facilities and their respective guaranties in relation to the November 15, 2017 agreement (the “DNJ Action”). On October 30, 2018, Credit Cash filed a motion to intervene in an action pending in New York State, Monroe County, filed by HCRN and LE Finance, LLC against the Parties and other defendants (“NY State Action”). On December 10, 2018, the Parties entered into a settlement agreement for the purpose of settling certain claims related to the DNJ Action only. Pursuant to the settlement agreement, certain repayment terms were agreed upon between Credit Cash and the Parties, but Credit Cash did not relinquish the right to pursue any claims related to the NY State Action, nor to pursue any remedies against any of the parties in relation to the November 15, 2017 agreement. Certain of the Vivos Shareholders executed and delivered to Maslow that certain Agreement for the Contingent Liquidation of the Common Stock of Maslow Media Group, Inc., dated as of October 28, 2019 (the “Liquidation Agreement”), pursuant to which such Vivos Shareholders pledged to Maslow the shares of Company Common Stock they received in the Merger to provide the capital required to satisfy the Parties’ obligations under the Settlement Agreements. To date these Vivos Shareholders have not cooperated with the Company to monetize those shares as contemplated by the Liquidation Agreement. The Company will take appropriate action to enforce its rights under the Liquidation Agreement. On or about March 16, 2020, Credit Cash entered its New Jersey confession of judgment with the Circuit Court of Montgomery County, Maryland.

The Company may be required to make cash payments pursuant to the Settlement Agreements (filed as exhibits 10.4, 10.5 and 10.6 the Company’s Current Report on Form 8-K filed on October 30, 2019) prior to the Company’s anticipated liquidation of the shares of Company Common Stock pledged pursuant to the Liquidation Agreement. On or about May 5, 2020, Libertas Holdings LLC and Kinetic Direct Funding entered their New York confession of judgment with the Circuit Court of Montgomery County, Maryland. The Vivos Shareholders that are the counterparties to the Liquidation Agreement are not cooperating with the Company to liquidate the shares subject thereto as contemplated thereby. The Company will enforce its rights under the Liquidation Agreement as expeditiously as possible.

RELIABILITY INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(amounts in thousands, except per share data)

NOTE 8. EQUITY

The Company’s authorized capital stock consists of 300,000,000 shares of common stock, with no par value. All authorized shares of Company Common Stock are issued and outstanding.

NOTE 9. RELATED PARTY TRANSACTIONS

Stock Purchase Agreement

On November 9, 2016, Vivos Holdings LLC (“Vivos”), a related party affiliate and former owner of Maslow Media Group, acquired 100% of the Company through a stock acquisition exchange for a purchase price of $1,750. $1,400 was paid at settlement with proceeds from the Company and also entered into a promissory note to pay the remaining $350. The promissory note was to be paid in twenty-four equal installments, including interest at 4.5%, in the amount of approximately $15, commencing six months after closing with the last payment on March 1, 2019; these payments were paid by the Company on behalf of the Vivos. Vivos subsequently entered into a promissory note receivable with the Company, described below, for the full stock purchase price.

Notes Receivable

The Company has notes receivable from Vivos and VREH, a member of Vivos, both related party affiliates.

In connection with the stock purchase agreement noted above, on November 15, 2016, the Company executed a promissory note receivable with Vivos in the amount of $1,400. As defined by the agreement, the loan consists of two periods, whereby the first period from November 15, 2016 until September 30, 2018, no principal or interest payments were required. Interest will accrue monthly and a new loan in the amount of $1,773 will be subject to a second loan period. During the second loan period, interest shall be paid in twenty equal consecutive payments, quarterly. Principal plus any unpaid interest is due September 20, 2023. Interest during both loan periods accrues at a rate of 2.5%. Additionally, monthly payments of $15 are made on behalf of Vivos to the seller by the Company. These payments, plus any other payments made by the Company on behalf of Vivos, are added to the principal balance of the promissory note receivable. In 2018, all quarterly interest payments to be made in phase 2 were offset by the management fees due to Vivos. As of March 31,2020, and December 31, 2019, the total outstanding balance was $2,685 and $2,666, which includes accrued interest receivable of $17 and $162, respectively

On November 15, 2017, the Company executed an intercompany promissory note receivable with VREH in the amount of $772. As defined by the agreement, the loan consists of two periods, whereby the first period from November 15, 2017 until March 31, 2018, no principal or interest payments are required. During the first loan period, interest accrued monthly and a new loan amount of $781 will be subject to a second loan period. During the second period, interest is payable in 20 equal consecutive installments and the principal balance plus accrued and unpaid interest is due March 31, 2023. Interest during both periods accrues at a rate of 3.5% annually. In 2018, all quarterly interest payments to be made in Phase 2 were offset by the management fees due to Vivos. In addition, principal payments totaling $30 were made by Vivos. As of March 31, 2020, and December 31, 2019, the total outstanding balance was $749 and $772, respectively. The balances were eliminated during consolidation of the VIE. See Note 7.

On June 12, 2019, Maslow entered into a Personal Guaranty agreement with Dr. Doki, pursuant to which Dr. Naveen Doki personally guaranteed to Maslow repayment of $3,000 of the balance of the Promissory Note issued to Vivos on November 15, 2017 within the 2019 calendar year via cash, stock, or other business assets acceptable to the Company. Dr. Doki is a 5% or greater beneficial holder of Company Common Stock, and therefore is a related party. As of February 2020, the Company filed a lawsuit against the majority shareholder, pursuant to the personal guaranty agreement for defaulting on the outstanding notes receivables.

RELIABILITY INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(amounts in thousands, except per share data)

On September 5, 2019, Maslow entered into a Secured Promissory Note agreement with Vivos, pursuant to which Maslow issued a secured promissory note to Vivos in the principal amount of $750. The note bears interest at 2.5% per year and requires Vivos to make monthly payments to Maslow of $10 beginning December 1, 2019, with balance due and payable on November 1, 2026. Upon an event of default, which occurs upon failure of Vivos to make any monthly payment due under the terms of the note, Maslow has the right to declare the entire unpaid balance of the note due and payable. The note is secured by 30,000,000 shares of Company Common Stock, which is due and payable upon a default by Vivos, which occurs upon failure of Vivos to make any monthly payment due under the terms of the note. In addition, both Naveen Doki and Silvija Valleru personally guaranty the repayment of the note by Vivos. Naveen Doki and Silvija Valleru are beneficial owners of Vivos and are also 5% or greater beneficial owners of Company Common Stock. As of March 31, 2020, and December 31, 2019, the total outstanding balance was $755 and $752, respectively, which includes interest of $5 and $2, respectively. This note is in default and we are pursuing collection.

Debt Settlement Agreements

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

In addition, pursuant to the same agreement, Credit Cash advanced to Healthcare Resource Network, a company owned by Vivos (“HCRN”) a credit facility in the principal amount of $1,005 (“HCRN Credit Facility”). Each of Maslow, Vivos, Vivos Acquisitions, LLC, Dr. Naveen Doki and Dr. Silvija Valleru guaranteed the HCRN Credit Facility. To secure repayment of their guarantee obligations, the Company and Vivos granted to Credit Cash a security interest in all their assets. On September 14, 2018, the Company defaulted on the Maslow Credit Facility. In addition, on same date, the HCRN Credit Facility went into default. As a result, repayment on both facilities was accelerated, with the full balance for each becoming immediately due and payable. On December 10, 2018, the Company, Vivos, Vivos Acquisitions, LLC, Dr. Doki, and Dr. Valleru and Credit Cash entered into a settlement agreement in connection the November 15, 2017 agreement to govern the terms of the repayment of the HCRN Credit Facility and Maslow Credit Facility. Pursuant to the settlement agreement, the Company agreed to pay $10 per week until the entire balance of the Maslow Credit Facility was paid off. Pursuant to a subsequent agreement dated May 17, 2019 not involving the Company, Vivos and Vivos Acquisitions, LLC agreed to fully repay the HCRN Credit Facility via quarterly payments beginning June 30, 2019. The HCRN Credit Facility is still being repaid by Vivos, and as of October 29, 2019, has an outstanding balance of approximately $635. The Company has a binding and enforceable agreement with certain shareholders permitting Maslow to liquidate up to the full amount of Maslow equity held by such shareholders in order to satisfy the shareholders’ obligations under the Settlement Agreements. The total outstanding balance owed by the Company as of December 31, 2018 was $351. As of March 31, 2020, the Company has repaid the outstanding balance due for the Maslow Credit Facility under the settlement agreement in full.

The Company is facing pressure to make cash payments pursuant to the Settlement Agreements prior to the Company’s anticipated liquidation of the shares of Company Common Stock pledged pursuant to the Liquidation Agreement. The Vivos Shareholders that are the counterparties to the Liquidation Agreement are not cooperating with the Company to liquidate the shares subject thereto as contemplated thereby. No assurance can be given how long it will take to enforce the requirements of the Liquidation Agreement. The resulting time gap may present a liquidity issue for the Company.

RELIABILITY INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(amounts in thousands, except per share data)

Related Party Relationships

On October 29, 2019 prior to the Merger, pursuant to the Merger Agreement, Naveen Doki and Silvija Valleru became beneficial owners of 207,384,793 and 51,844,970 shares of RLBY Common Stock, respectively, equal to 69.13% and 17.13% of the total number of shares of RLBY Common Stock outstanding after giving effect to the Merger, respectively.

On June 27, 2019 prior to the Merger, Maslow entered into a Securities Purchase Agreement with Hawkeye Enterprises, Inc., a company owned and controlled by Mark Speck, an officer and director of the Company. Pursuant to this agreement, Maslow issued to Hawkeye Enterprises 16,323 (on a post-Merger basis) shares of Company Common Stock , a warrant (as defined below) for 81,616 (on a post-Merger basis) shares of Company Common Stock and a convertible promissory note of same date in the initial principal amount of $50, in exchange for $50. The note bears interest at 12% per year, with balance due and payable on June 27, 2020. As of March 31, 2020, the amount under this agreement totaled to $54.

On July 31, 2019 prior to the Merger, the Company entered into a Securities Purchase Agreement with the same officer and director discussed above. Pursuant to this agreement, the Company issued to this individual a Warrant for 81,616 (on a post-Merger basis) shares of Company Common Stock and a convertible promissory note of same date in the initial principal amount of $50, in exchange for $50. The note bears interest at 12% per year, with balance due and payable on July 31, 2020. As of March 31, 2020, the amount under this agreement totaled to $55.

On July 31, 2019 prior to the Merger, the Company entered into a Securities Purchase Agreement with Nick Tsahalis, an executive officer and director of the Company. Pursuant to this agreement, the Company issued to this individual 32,646 (on a post-Merger basis) shares of RLBY Common Stock, and a Warrant to purchase 16,323 (on a post-Merger basis) shares of the RLBY Common Stock, and a Convertible Promissory Note of same date in the initial principal amount of $100, in exchange for $100. The note bears interest at 12% per year, with balance due and payable on July 31, 2020. As of March 31, 2020, the amount totaled to $108.

On September 18, 2019, in anticipation of the closing of the Merger and intending that it be assumed by Maslow after the closing of the Merger, Hawkeye entered into a letter of intent (the “LOI”) regarding the potential acquisition of a complementary business. Maslow was then prohibited from entering into the LOI directly. In connection with the LOI, Hawkeye paid a non-refundable deposit of $75 with the understanding that after the closing of the Merger, the LOI would be assigned to the Company and the Company would reimburse Hawkeye for the deposit. On October 17, 2019, Hawkeye assigned, and Maslow agreed to assume the LOI and reimbursed Hawkeye for the deposit. On May 8, 2020, Maslow repaid the principal and accrued interest to Hawkeye, totaling $81.

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

RELIABILITY INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(amounts in thousands, except per share data)

Convertible note warrants were not valued and included as liability on balance sheet because of uncertainty around their pricing, value and low probability at this juncture in receiving the $5,000 trigger.

On December 1, 2019, the Company acquired assets of IQS from Vivos Holdings Inc. as described in Note 4 above.

NOTE 10. BUSINESS SEGMENTS

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

The following table provides a reconciliation of revenue by reportable segment to consolidated results for the three months ended March 31, 2020 and 2019, respectively:

	2020	2019
Revenue:
EOR	$7,149	$7,430
Recruiting and Staffing	1,293	454
Video and Multimedia Production	340	387
Other	19	30
Total	$8,801	$8,301

NOTE 11. MORTGAGE LOAN ON REAL ESTATE

As described in Note 6, VREH executed a mortgage loan for the purchase of the property at 22 Baltimore Rd., Rockville, Maryland with the Company as a guarantor of this loan on January 22, 2018. The loan was in the amount of $1,875 with an interest rate of 4.5% annually for the first 60 months of the loan and changes to 5.25% annually on January 28, 2023 for 59 months. The monthly payments during repayment period is $11 with a lump sum payment of $1,393 on December 28th, 2027. The outstanding balance on this mortgage loan as of March 31, 2020 was $1,779.

The mortgage loan as of March 31, 2020 is as follows:

2020
Mortgage Loan	$1,779
Less current portion of mortgage loan payable	46
Mortgage loan payable, net of current portion	$1,733

RELIABILITY INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(amounts in thousands, except per share data)

Estimated future maturities of the mortgage loan for the next five years and thereafter is as follows:

Years Ending December 31:
2020	$36
2021	50
2022	47
2023	41
2024	63
Thereafter	1,542
Total	$1,779

NOTE 12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through June 11, 2020, the date on which the unaudited condensed consolidated financial statements were available to be issued. Based upon this evaluation, management has determined that no material subsequent events have occurred that would require recognition in or disclosures in the accompanying unaudited condensed consolidated financial statements, except as follows:

On April 30, 2020, the Company terminated the lease of the property at 22 Baltimore Road. See Note 6for further details. Employees continue working from their homes, as they have since March 16 due to COVID-19, using the Company’s cloud-based infrastructure to carry out their duties.

On May 5, 2020, MMG received the PPP Loan. See Note 2 for further details.

COVID-19

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. On March 30, Maryland governor Larry Hogan issued a stay at home order which resulted in the Company moving to a work from home model. Whereas we were prepared for this situation and were able to adapt quickly, our business began to suffer from companies and governors in the other 49 states simultaneously or subsequently issuing similar orders.

We began to observe the negative impact as our client partners demand began to wane in all segments. We reacted as soon as March 20, 2020 when we instituted furloughs and cut administrative pay by 10% and executive pay by 15%. Other non-essential costs were targeted for reduction or discontinuance.

During this uncertain time, our critical priorities are the health and safety of our team members, field talent, candidates and client partners. Much of our billable workforce began working from home dependent on client instructions. Some clients in the healthcare space were still able to have employees and contractors come to their facilities due tom essential service exceptions.

Our administrative staff continues to be productive using our web-based applications from their homes. Furthermore, we do not believe these protocols have materially adversely impacted our internal controls, financial reporting systems or our operations.

However, the Company expects that the impact of this coronavirus will be materially negative in the short term. The full financial impact cannot be reasonably estimated at this time but is materially affecting our business. Revenues began declining during the last two weeks of March with the pain being the highest on the EOR business with reductions of approximately 35%.

The extent to which the coronavirus impacts our results will depend on future developments, which are uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, circumstances permitting people to return to work, among others.

We expect that the social distancing measures, the reduced operational status of our client partners, reductions in production at certain client partners facilities, and general business uncertainty will continue to significantly effect demand in all our segments in the second quarter, and possibly beyond.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This section includes several forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to future events and financial performance. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “can,” “could,” “should,” “intends,” “project,” “predict,” “plans,” “estimates,” “goal,” “target,” “possible,” “potential,” “would,” “seek,” and similar references to future periods. These statements are not a guarantee of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: the impact of the COVID-19 pandemic on us and our clients; our ability to access the capital markets by pursuing additional debt and equity financing to fund our business plan and expenses on terms acceptable to the Vivos Shareholders or at all; negative outcome of pending and future claims and litigation and our ability to comply with our contractual covenants, including in respect of our debt; potential loss of clients and possible rejection of our business model and/or sales methods; weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers’ projects or the inability of our customers to pay our fees; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; and government policies, legislation or judicial decisions adverse to our businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. We recommend readers to carefully review the entirety of this Quarterly Report, the “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the other reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

The following discussion and analysis of our financial condition and results of operations, our expectations regarding the future performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors including those described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 with the SEC. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with our financial statements and related notes thereto and other financial information included in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND COMMENTS RELATED TO OPERATIONS

This discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes or developments in the Company’s evaluation of the accounting estimates and the underlying assumptions or methodologies that it believes to be Critical Accounting Policies and Estimates as disclosed in its Form 10-K for the year ended December 31, 2019.

Management’s Discussion included in the Form 10-K for the year ended December 31, 2019 includes discussion of various factors and items related to the Company’s results of operations and liquidity. There have been no other significant changes in most of the factors discussed in the Form 10-K and many of the items discussed in the Form 10-K are relevant to 2019 operations; thus the reader of this report should read Management’s Discussion included in Form 10-K for the year ended December 31, 2019.

RESULTS OF OPERATIONS

Revenues

Revenues for the three months ended March 31, 2020 was $8,801 which was $500 greater than for the same period in 2019 which was $8,301. IQS revenue was the main driver of the increase as the IT staffing division delivered $798 in revenue.

Staffing revenue improved by 185% as the IQS IT division accounted for $798 of growth. The IQS IT staffing division improved $64 or 8% to a year ago when it was a standalone company. Media staffing grew as well by 9% to $495 as our client base expanded, and several cyclical projects had longer durations than a year ago.

EOR 1st quarter comparative revenues fell by $270 (4%) from $7,419 a year ago to $7,149 on March 31, 2020.

Cost of Revenue / Gross Profit

Gross Profit was $1,032 representing 12% of revenues, which was $195 greater than the gross profit in the first quarter of 2019. IQS contribution to gross profit was at $234 which represents 23% of the Company’s gross profit.

IQS’s margin at approximately 29% led the improvement in overall gross margin which in 2019 was approximately 10.5% before the acquisition of IQS. IQS margin increased from 28% average in 2019 to 29%, can be attributed to Maslow’s benefit structure that was less costly.

General and Administrative

General and administrative expenses for the three months ended March 31, 2020 were $1,091 as compared to $654 in the comparable period in 2019. The increase in comparative three-month periods is due to costs associated with being a public company and higher legal costs which together totaled approximately $452 of the difference. $131 of the remaining $202 difference was in IQS administrative salaries and other operating costs such as rent.

Interest Expense

The Company recognized interest expense in the amount of $138 during the three months ended March 31, 2020, compared to $84 during the prior year period. The increase is directly attributed to $850 in convertible notes being carried and approximately $10 in additional interest Maslow had to incur for IQS factoring in the first quarter. It was noted in our 10-K that Vivos’ sale of IQS to Company included an undisclosed lien which Vivos refused to settle after it became known. Consequently, the Company had to continue to use Vivos’ higher cost factoring facility at approximately 16% as opposed to Maslow’s at an approximate 1st quarter APR of 7.65%.

Net Income Loss

The Company incurred a net loss in first quarter of $237 compared to net profit in 2019 of $77. Corporate costs much of which are public company related totaling $477, more than accounts for the variance.

LIQUIDITY AND CAPITAL RESOURCES

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

The Company expected to have promissory note for $3,000 repaid by Naveen Doki at the end of 2019. In the first quarter the Company continued to pursue repayment as the impact of not having that cash returned to the Company coupled approximately $900 more a year in costs associated with being a public company and the inability to tap the capital markets due to not having any available shares, resulted in cash challenges.

Then in March 2020, a national, lockdown began to unfold due to the COVID-19 pandemic. This resulted in a significant loss of business starting the last week of March, resulting in a reduction of billing by approximately 35%.

The Company responded swiftly on March 20, 2020 by taking steps to reduce its expenses and improve the Company’s liquidity, including the furlough of six (6) general and administrative personnel and instituting pay-cuts across the board with executives taking a larger cut which commenced. Executives, including the Company’s CEO and CFO have had their salaries reduced by fifteen percent.

On May 5, 2020, MMG received the PPP Loan. . The Paycheck Protection Flexibility Act, was passed by Congress and signed by the President June 3rd, 2020. By utilizing these funds for their intended purpose of payroll, with forgiveness potential over first 24 weeks, the Company has been able to free up cash to pay other expenses and obligations The Company intends to use the extended 24-week period to restore our workforce levels and wages to pre-pandemic levels to the extent we can in order to maximize achievement of a high percentage of forgiveness.

Net cash provided by operating activities during the three months ended March 31, 2020 was $972 compared to $1,199 in the comparable period of 2019. The change was attributable to an increase in legal and costs associated with being a public company during the three months ended March 31, 2020.

In February 2020, Maslow took out a $250 6-month term loan from Triumph at 10% APR, in order to meet its cash obligations. In early March the loan principal was increased by $75 with the remaining term extended 26 weeks to September. On April 7, 2020t, in the face of the COVID 19 lockdown, Triumph offered a 2-month payment holiday and to extend the note payment, which was ultimately agreed to be extended until February 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Risk Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The President and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the President and Chief Financial Officer concluded that the disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the President and Chief Financial Officer to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting, known to the President and Chief Financial Officer that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RELIABILITY INC.

OTHER INFORMATION

March 31, 2020

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 8, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1a. Risk Factors

In addition to the other information set forth in this Quarterly Report, shareholders should carefully consider the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2019 , which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We are currently engaged in substantial and complex litigation and arbitration with the Vivos Shareholders, the outcome of which could materially harm our business and financial results.

As more fully described in Note 7(Commitments and Contingencies) of the Notes to Consolidated Financial Statements, we are currently engaged in litigation and arbitration with the Vivos Shareholders. The litigation includes multiple complaints and counterclaims by us and the Vivos Shareholders in venues in Maryland and Texas. The arbitration was brought by the Company to enforce its rights under the Merger Agreement.

The litigation and arbitration are substantial and complex, and they have caused and could continue to cause us to incur significant costs, as well as distract our management over an extended period. The litigation and arbitration may substantially disrupt our business and we cannot assure you that we will be able to resolve the litigation on terms favorable to us or that we will be successful in the arbitration.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.	Exhibits:

The following exhibits are filed as part of this report:

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED
(Registrant)

June 15, 2020	/s/ Nick Tsahalis
Reliability President and Maslow Chief Executive Officer

/s/ Mark Speck
Secretary and Chief Financial Officer

Index to Exhibits

Exhibit No.	Description
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL).

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

