Form 10-K/A
period 2019-12-31
RELIABILITY INC
filed 2020-06-18
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-07092

RELIABILITY INCORPORATED

(Exact name of registrant as specified in its charter)

Texas	75-0868913
(State or other jurisdiction	I.R.S. Employer
of incorporation or organization)	Identification Number

2505 Gateway Center Drive, Box 71, Clarksburg, MD 20871

(Address of principal executive offices)

Issuer’s telephone number: (202) 965-1100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock No par value	N/A

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer or smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller Reporting Company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant as of the Registrant’s most recently completed fiscal quarter was $903,276 (based on the closing sale price of the Registrant’s common stock on March 31, 2019 as reported on OTC American).

As of June 1, 2020, there were 300,000,000 shares of the Registrant’s common stock outstanding.

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2019 of Reliability Incorporated as originally filed with the U.S. Securities and Exchange Commission on May 1, 2020 (the “Original Form 10-K”). Reliability Incorporated is filing Amendment No. 1 to amend:

Cover Page, to correct the aggregate market value of the common stock held by non-affiliates of the Registrant as of December 31, 2019 included in the Original 10-K to reflect that such aggregate market value was $903,276 rather than $78,500,000 which amount included shares of common stock held by affiliates of the Company and were based on an outdated share value. In addition, the Cover Page is amended to clarify that reported aggregate market value is based on the closing sale price of a share on March 31, 2020, the last day of the Company’s most recently completed fiscal quarter, rather than the most recently completed second fiscal quarter because at the time of such second fiscal quarter the Company was still a shell company (as defined in Rule 12b-2 of the Exchange Act) and the value of the shares of the Registrant’s common stock at that time did not yet reflect the impact of the Merger; and

Part I to include disclosure about Reliability Incorporated’s reliance upon the SEC Order dated March 4, 2020 (Release No. 34-88318) under Section 36 of the Exchange Act Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, as superseded by SEC Order Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (together, the “Order”) to delay the filing of the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Report”) due to circumstances related to the coronavirus epidemic as set forth below.

Except as contained herein, this Amendment No. 1 does not amend, modify or update the information in, or exhibits to, the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment also contains new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K promulgated by the SEC under the Exchange Act, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. In addition, because no financial statements are included in this Amendment, new certifications of the Company’s principal executive officers and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with this Amendment.

RELIANCE ON SECURITIES AND EXCHANGE COMMISSION ORDER

The Company relied upon the Securities and Exchange Commission (the “SEC”) Order dated March 4, 2020 (Release No. 34-88318) under Section 36 of the Exchange Act Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, as superseded by SEC Order Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (together, the “Order”) to delay the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “Report”) due to circumstances related to the coronavirus pandemic (“COVID-19”). On March 30, 2020, the Company filed a Current Report on Form 8-K stating that it is relying on the Order to delay the filing of the Report by up to 45 days. The COVID-19 pandemic has required the Company’s management to focus their attention primarily on responding to the challenges presented by the pandemic, including ensuring continuous operations, and adjusting the Company’s operations to address changes in the workforce management industry. This has, in turn, impacted the Company’s ability to complete the preparation of the Company’s consolidated financial statements and the Report until after March 30, 2020. These unforeseen circumstances have resulted in the Company being unable to timely file an accurate Annual Report on Form 10-K for its year-ended December 31, 2019 by the prescribed date without undue hardship and expense to the Company. Accordingly, in reliance upon the Order, the Company filed the Report on May 1, 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RELIABILITY INCORPORATED

Dated: June 18, 2020	By:	/s/ Nick Tsahalis
	Name:	Nick Tsahalis
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: June 18, 2020	By:	/s/ Mark Speck
	Name:	Mark Speck
	Title:	Chief Financial Officer