Form 10-Q/A
period 2020-03-31
RELIABILITY INC
filed 2020-06-18
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______ .

Commission File Number 000-7092

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (“Amendment”) to the Quarterly Report on Form 10-Q of Reliability Incorporated (the “Company”) for the quarter ended March 31, 2020, that was filed with the U.S. Securities and Exchange Commission (the “Commission”) on June 15, 2020 (the “Original Form 10-Q”) is to add this Explanatory Note disclosing that, as previously disclosed in the Company’s Current Report on Form 8-K, as filed with the Commission on May 7, 2020 (the “Form 8-K”), and in accordance with the Commission’s March 4, 2020 Order (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) (the “Order”), the Company (i) relied upon the relief provided by the Order in connection with the filing of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020 (“Form 10-Q”) and (ii) was unable to file the Form 10-Q on its customary schedule because the Company’s operations and business experienced disruptions due to the unprecedented conditions surrounding the COVID-19 pandemic. In particular, COVID-19 caused severe disruptions in travel and transportation and limited access to the Company’s facilities resulting in limited support from its staff. This, in turn, delayed the Company’s ability to complete its quarterly review and prepare the Form 10-Q. As indicated above, the Company filed the Original Form 10-Q on June 15, 2020, which was within the permissible extended filing deadline pursuant to the Order.

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

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Form 10-Q. Furthermore, this Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original Form 10-Q. This Amendment should be read in conjunction with the Original Form 10-Q.

Part II.

Item 6. Exhibits

Exhibit Number	Description

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED

Date: June 18, 2020	By:	/s/ Nick Tsahalis
Nick Tsahalis
Chief Executive Officer

Date: June 18, 2020	By:	/s/ Mark Speck
Mark Speck
Chief Financial Officer