Form 10-Q
period 2020-06-30
RELIABILITY INC
filed 2020-08-14
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 300,000,000 shares of Common Stock, no par value, as of July 31, 2020.

RELIABILITY INCORPORATED
Quarterly Report on Form 10-Q
As of and For the Three and Six Months Ended June 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	June 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,206	$275
Trade receivables, net of allowance for doubtful accounts	3,688	7,029
Notes receivable from related parties	4,201	3,418
Prepaid expenses and other current assets	170	316
Total current assets	11,265	11,038

Property, plant and equipment, net	78	2,483
Other intangible assets, net	220	237
Goodwill	518	518
Total assets	$12,081	14,276
LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Factoring	$1,043	$5,508
Accounts payable	498	1,087
Accrued expenses	422	548
Accrued payroll	1,188	907
Deferred revenue	245	347
Income taxes payable	703	817
Notes payable	997	890
Current portion of mortgage loan payable	-	45
Other current liabilities	16	105
Total current liabilities	5,112	10,254
Mortgage loan payable, net of current portion	-	1,745
Long term debt (Note 4)	5,224	-
Total liabilities	10,336	11,999
Commitment and contingencies (Note 6)
Subsequent events (Note 11)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 300,000,000 shares authorized, 300,000,000 issued and outstanding as of June 30, 2020 and December 31, 2019	-	-
Additional paid-in capital	750	750
Retained earnings	995	1,840
Total stockholders’ equity attributable to Reliability Inc.	1,745	2,590
Noncontrolling interest in consolidated affiliates	-	(313)
Total equity	1,745	2,277
Total liabilities and stockholders’ equity	$12,081	$14,276

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Three Months Ended June 30,
	2020	2019
Revenue earned
Service revenue	$5,197	$9,617
Cost of revenue
Cost of revenue	4,474	8,548
Gross profit	723	1,069
Selling, general and administrative expenses	1,240	662
Operating income (loss)	(517)	407
Other income (expense)
Interest income	41	16
Interest expense	(114)	(91)
Other expense	(5)	(11)
Income (loss) before income tax benefit	(595)	321
Income tax benefit	50	4
Consolidated net income (loss)	(545)	325
Net income (loss) attributable to noncontrolling interest in consolidated affiliates	221	(39)
Net income (loss) attributable to Reliability Inc.	$(324)	$286
Net income per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Share used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Six Months Ended June 30,
	2020	2019
Revenue earned
Service revenue	$13,998	$17,917
Cost of revenue
Cost of revenue	12,243	16,011
Gross profit	1,755	1,906
Selling, general and administrative expenses	2,352	1,316
Operating income (loss)	(597)	590
Other income (expense)
Interest income	63	32
Interest expense	(253)	(174)
Other (expense)	(5)	(11)
Income (loss) before income tax benefit	(792)	437
Income tax benefit	49	4
Consolidated net income (loss)	(743)	441
Net income (loss) attributable to noncontrolling interest in consolidated affiliates	182	(79)
Net income (loss) attributable to Reliability Inc.	$(561)	$362
Net income per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Share used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended June 30, 2020 and 2019

(amounts in thousands, except per share data)

	Controlling Interest					Non -
			Add-			Controlling
			itional			Interest in
	Common Stock		Paid-in	Retained		Consolidated	Total
	Shares	Amount	Capital	Earnings	Total	Affiliates	Equity

Balance, December 31, 2018	282,000,000	$-	$-	$1,472	$1,472	$-	$1,472
Net income	-	-	-	441	441	(79)	362
Recapitalization	18,000,000	-	-	13	13	-	13
VIE consolidation	-	-	-	-	-	(129)	(129)
Balance, June 30, 2019	300,000,000	$-	$-	$1,926	$1,926	$(208)	$1,718

Balance, December 31, 2019	300,000,000	-	750	1,840	2,590	(313)	2,277
Net loss	-	-	-	(743)	(743)	182	(561)
VIE consolidation	-	-	-	-	-	29	29
VIE disposal	-	-	-	(102)	(102)	102	-
Balance, June 30, 2020	300,000,000	$-	$750	$995	$1,745	$-	$1,745

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(561)	$362
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38	49
Accrued interest	(8)	(32)
Gain/(loss) on disposal of property, plant, and equipment	(176)	3
Changes in operating assets and liabilities:
Trade receivables	3,341	885
Prepaid expenses and other current assets	146	158
Accounts payable	(589)	89
Accrued payroll	293	222
Accrued expenses	(125)	(212)
Deferred revenue	(102)	50
Other liabilities	(89)	-
Income taxes payable	(114)	(180)
Net cash provided by operating activities	2,054	1,394
Cash flows from investing activities:
Purchase of fixed assets	(26)	(14)
Net cash used in investing activities	(26)	(14)
Cash flows from financing activities:
Net repayment of line-of-credit	(4,466)	(582)
Proceeds from long term debt (PPP)	5,216	-
Repayment of long term debt	-	(559)
Net borrowing of notes payable	67	125
Repayment/(advances) from/to related parties	86	(230)
Net cash provided by (used in) financing activities	903	(1,246)
Net increase in cash and cash equivalents	2,931	134
Cash and cash equivalents, beginning of period	275	29
Cash and cash equivalents, end of period	$3,206	$163

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(amounts in thousands)

	For the Six Months Ended June 30,
	2020	2019
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$151	$168
Income taxes	$75	$101

Supplemental disclosures of non-cash financing activities:
Non-cash impact of recapitalization from merger
Liabilities assumed in merger	$-	$15
Conversion of shareholder loan to equity in merger	$-	$141
VIE net assets consolidated	$-	$2,440
VIE liabilities consolidated	$-	$1,812
VIE reduction in equity	$-	$131

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(amounts in thousands, except per share data)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Reliability Incorporated (“Reliability” or the “Company”) is a leading provider of employer of record (EOR) and temporary staffing services for media and information technology (“IT”) that operates, along with its wholly owned subsidiary, The Maslow Media, Inc., (“MMG” or “Maslow”), primarily within the United States of America (the “U.S.”) in three industry segments: Employer of Record (“EOR”), Staffing and Video Production segment which provides script to screen media talent. EOR which is a unique workforce management solution, represents 78.2% of the year to date revenue. Our Staffing segment provides skilled field talent on a nationwide basis for IT and finance and accounting projects. Our staffing includes revenue derived from permanent placement. Video Production involves assembling and providing crews for special projects that can last anywhere from a week to six months.

Reliability was incorporated under the laws of the State of Texas in 1953, but the then principal business of the Company started in 1971 was closed down in 2007. The Company completed a reverse merger with MMG (the “Merger”) on October 29, 2019. The Company acquired the customer contracts and trade receivables and assumed certain liabilities of Intelligent Quality Solutions (“IQS”) in exchange for a reduction of notes receivable from Vivos Holdings LLC (“Vivos Holdings”), the previous sole shareholder of MMG, (the “Acquisition”) on December 1, 2019. The owners of Vivos Holdings and their transferees who were issued shares of Reliability Common Stock include Naveen Doki, Silvija Valleru, Shirisha Janumpally (through Judos Trust and Federal Systems), and Kalyan Pathuri (through Igly Trust) together own approximately 86% of the issued and outstanding shares of Reliability Common Stock and are referred to herein as “Vivos” or the “Vivos Shareholders.”

This acquisition of IQS has enabled Maslow to expand its staffing capabilities into the IT realm.

Basis of presentation

The unaudited consolidated interim financial statements include the accounts of the Company and all wholly owned subsidiaries, including its 100% owned subsidiary, MMG. All significant intercompany accounts and transactions have been eliminated in consolidation.

Theses unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q. Operating results of the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In preparing these unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in the Company’s consolidated financial statements relate revenue recognition, allowances for doubtful accounts, recoverability of notes receivable, useful lives for depreciation and amortization, loss contingencies, allocation of purchase price in connection with business combinations, valuation allowances for deferred income taxes, and the assumptions used for web site development cost classifications.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019 and the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020.

RELIABILITY INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(amounts in thousands, except per share data)

Reclassification

Certain amounts in the 2019 consolidated financial statements have been reclassified to conform to the current year presentation.

Concentration of Credit Risk

For the three and six months ended June 30, 2020, 17.9% and 27.5%, respectively of revenue came from AT&T Services, Inc. (inclusive of its DirecTV division) (“AT&T”) and 15.1% and 11.4% respectively from Janssen Pharmaceuticals (which includes workforce partners Johnson & Johnson). For the three months ended June 30, 2020, 10.1% of revenue came from Goldman Sachs & Co. For the three and six months ended June 30, 2019, 36.9% and 38.1%, respectively of revenue came from AT&T and 10.4% and 9.6% respectively from Janssen Pharmaceuticals. No other client exceeded 10% of revenues.

AT&T, Janssen, and Goldman Sachs accounted for 22.4%, 26.3%, and 15.4% of accounts receivable as of June 30, 2020. As of June 30, 2019, AT&T, Janssen, and Goldman Sachs accounted for 46.9%, 15.8%, and 10.2% of accounts receivable, respectively.

NOTE 2. LIQUIDITY AND GOING CONCERN

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. On May 5, 2020 (the “Effective Date”), MMG received the proceeds of a loan pursuant to a promissory note (the “Note”) under the Paycheck Protection Program with TBK Bank, SSB (“Lender”), in the amount of $5,216 (the “PPP Loan”). The Paycheck Protection Program (“PPP”) was established under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The Lender’s affiliate, Advance Business Capital LLC (d/b/a Triumph Business Capital), is currently the Company’s factor under its existing Factoring and Security Agreement, dated November 4, 2016, as amended and modified.

The Paycheck Protection Program Flexibility Act (PPPFA) signed into law on June 5, 2020, resulted in the SBA issuing two revisions on June 11 and June 12, 2020 to the First Interim Final Rule, which was originally posted on the Treasury and SBA websites on April 2, 2020 and published in the Federal Register on April 15, 2020 (85 Fed. Reg. 20,811).

As of June 30, 2020, $2,390 of the PPP funds had been utilized with 99% covering payroll costs. As of June 30, 2020, $2,826 of the PPP funds remained available and the Company intends to apply the permitted twenty-four week measuring period, allowing the Company additional weeks to put toward payroll costs of the Company]. The Company believes that the funds have been employed to achieve a high level of forgiveness. as the Company intends to apply for forgiveness in accordance with the latest PPP rules. Although the Company believes that a significant portion of the PPP Loan will be forgiven, no assurance can be given that any of such PPP Loan will, in fact, be forgiven.

In June, the Company made required repayments of principal and interest of approximately $140 pursuant to the convertible notes described in Note 4 below. Payments under the remaining outstanding notes with an aggregate value of approximately $952 will be made over a 4-month period as these notes reach maturity.

RELIABILITY INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(amounts in thousands, except per share data)

The Company’s ongoing liquidity position is facing additional pressures due to the loss of business resulting from the COVID-19 Pandemic. In the second quarter, the business saw a year over year comparative drop in revenue by 46%, attributable in large part to the impact of the COVID-19 Pandemic. If this business does not return to historical levels, a significant portion of the PPP loan may not be forgiven, and if other challenges facing the Company are not resolved favorably, the Company may cease to continue as a going concern.

The Company continues to face pressure to make cash payments pursuant to the Settlement Agreements (filed as exhibits 10.4, 10.5 and 10.6 the Company’s Current Report on Form 8-K filed on October 30, 2019) prior to the Company’s anticipated liquidation of the shares of Company Common Stock pledged pursuant to the Agreement for the Contingent Liquidation of the Common Stock of Reliability Incorporated (as successor in interest to Maslow Media Group, Inc.), dated October 28, 2019 (the “Liquidation Agreement”) (filed as exhibit 10.30 to the Company’s Current Report on Form 8-K filed on October 30, 2019). The Vivos Shareholders that are the counterparties to the Liquidation Agreement are not cooperating with the Company to liquidate the shares subject thereto. No assurance can be given that the beneficiaries of the Settlement Agreement will continue to forebear.

No assurance can be given that the Company will return to its pre-Pandemic revenue levels, how long it will take to enforce the requirements of the Liquidation Agreement, the Company’s ability to tap the capital markets using common stock, and the actual amount of PPP Loan forgiveness. As a result, the Company faces hurdles to maintaining sufficient liquidity to continue to operate, in which case the Company might be forced to liquidate or seek to reorganize under applicable bankruptcy statutes.

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

RELIABILITY INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(amounts in thousands, except per share data)

NOTE 4. DEBT

Convertible Debt

The Company has notes payable in the amount of $802 as of June 30, 2020 and $890 as of December 31, 2019, respectively, pursuant to a convertible debt offering that commenced June 13, 2019. The offering was conducted pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder. The notes bear interest at 12% per year, with the balance due and payable within 1 year from the issuance date, unless earlier converted into shares of Company Common Stock. Warrants, issued in connection with these notes, can only be exercised if the proceeds of $5,000 are obtained by the Company from the sale of equity securities within 5 years of issuance.

Other Debt

In February 2020, the Company took out a $250 6-month term loan from Triumph at 10% APR, in order to meet our cash obligations. On April 7, 2020, in the face of the COVID 19 lockdown, Triumph offered a 2-month payment holiday and to extend the note payment, which ultimately was agreed to end in February 2021. As of June 30, 2020, $195 was outstanding under the term loan arrangement.

Tax Liabilities

When the Maslow Media Group was initially acquired by Vivos Holdings, LLC in December 2016, Maslow’s corporate status was changed from an S Corp to a C Corp due to its new ownership structure. This triggered an accelerated tax event, a $215 estimated annual impact per year, for four years, that the Company is working with the IRS to pay off. As of June 30, 2020, the tax liability was $703 compared to $817 as of December 31, 2019.

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

RELIABILITY INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(amounts in thousands, except per share data)

In accordance with the agreement, a reserve amount is required for the total unpaid balance of all purchased accounts multiplied by a percentage equal to the difference between one hundred percent and the advanced rate percentage. As of June 30, 2020, the required amount was 10%. Any excess of the reserve amount is paid to the Company on a weekly basis, as requested. If a reserve shortfall exists for a period of ten-days, the Company is required to make payment to the financial institution for the shortage.

Accounts receivable were sold with full recourse. Proceeds from the sale of receivables were $9,307 and $13,299 for the six months ended June 30, 2020 and 2019, respectively. Proceeds from the sales of receivables were $2,450 and $6,683 for the three months ended June 30, 2020 and 2019, respectively. The total outstanding balance under the recourse contract was $1,042 on June 30, 2020 and $5,508 as of December 31, 2019.

The Factoring Facilities are collateralized by substantially all the assets of the Company. In the event of a default, the Factor may demand that the Company repurchase the receivable or debit the reserve account. Total finance line fees for the three and six months ended June 30, 2020 and 2019 totaled $14, $18, $15 and $27, respectively.

TBK Bank

On April 29, 2020, MMG was approved for a $5,216 loan through the Payroll Protection Program (the “PPP”) with a term of two (2) years and an interest rate of 1% per annum. The PPP provides that the Company may apply for forgiveness of this loan if the loan proceeds were used for payroll and certain other specified operating expenses while maintaining specified headcount requirements. The accrued interest on the PPP loan as of June 30, 2020 was $8.

On June 5th, 2020, The Paycheck Protection Program Flexibility Act (the “PPPF Act”) went into effect providing more flexibility to participants in the PPP which included extending the time to begin repayment of the PPP loan until the amount of forgiveness, if any, is determined, which could be as late as December 31, 2020. The Company may apply for forgiveness earlier if we determine that doing so will maximize the amount of loan forgiveness.

The date the Company ultimately decides to apply for forgiveness will be dependent on maximizing headcount which, in turn will determine the extent of forgiveness.

Although the Company has rehired previously furloughed employees, and hired new employees based on various necessities, there are many other dynamic factors that will impact revenue producing and SG&A headcount between now and December 31, 2020. As a result, no assurance can be given that all or any portion of this loan will be forgiven.

NOTE 5. VARIABLE INTEREST ENTITY (“VIE”)

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

June 30, 2020

(amounts in thousands, except per share data)

A VIE is a legal business structure (such as a corporation, partnership, or trust) that:

●	does not provide equity investors with voting rights; or
●	the equity investors do not have sufficient financial resources to meet the ongoing operating needs of the business. This is referred to as a thinly capitalized structure.

Although the Company had neither any decision-making authority over VREH, nor financial interest in the operations of VREH, the Company was required to consolidate its financial statements with those of VREH for the reasons mentioned above, as it is considered the primary beneficiary of the VIE through April 30, 2020.

The assets and liabilities of the consolidated VIE are comprised of the following as of June 30, 2020 and December 31, 2019:

	2020	2019
Building	$-	$1,856
Office equipment	-	185
Land	-	510
Accumulated depreciation	-	148
Liabilities assumed	-	1,790
Total net assets consolidated	$-	$613

However, the Company terminated the lease on April 30, 2020, thus VREH is no longer considered a VIE required to be consolidated. The Company deconsolidated this entity effective April 30, 2020.

As a result, the related party note receivable with the VIE in the amount of $772 was eliminated for the period ending December 31, 2019, respectively.

Notwithstanding that there remains potential financial exposure under the guarantee, to date, no payments under the guarantee have been requested.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

On or about February 17, 2020, the Company, as plaintiff, filed a complaint with the Circuit Court of Montgomery County, Maryland against Vivos Holdings, LLC, VREH and Naveen Doki (the “Defendants”), to enforce Maslow’s rights under certain promissory notes and a personal guarantee made by the defendants (the “Debt Collection Suit”). The case is proceeding. The Company believes that it will be granted a judgment in its favor. Maslow intends to continue to vigorously pursue this litigation.

RELIABILITY INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(amounts in thousands, except per share data)

On or about May 6, 2020, the Defendants filed with the Circuit Court of Montgomery County, Maryland a Counterclaim and Third-Party Complaint for Damages, Declaratory and Injunctive Relief and Jury Demand (the “Counterclaim”), The Company believes that the Counterclaim has no merit and is a tactic designed to delay the Defendant’s payment of the debts they owe the Company. The Company will vigorously defend itself and its indemnified officers, directors and other parties as permitted by the Company’s organizational documents. The Company and the other Counterclaim defendants have moved to have the Debt Collection Suit and the Counterclaim stayed pending the outcome of the Arbitration described below.

On or about June 5, 2020 the Company submitted a Claimant’s Notice of Intention to Arbitrate and Demand For Arbitration (the “Arbitration”) with the American Arbitration Association in New York, and to the Respondents thereto: Naveen Doki; Silvija Valleru; Shirisha Janumpally (individually and in her capacity as trustee of Judos Trust); Kalyan Pathuri (individually in his capacity as trustee of Igly Trust) and Federal Systems (the “Respondents”). The Arbitration alleges that the Respondents breached the Merger Agreement in a number of significant respects and committed fraud in connection with the Merger. The Company is seeking damages which will likely be in whole or in part shares of Company Common Stock received by the Respondents in connection with the Merger. The Company expects to prevail in the Arbitration.

On or about February 28, 2020, the Company obtained a temporary restraining order (the “TRO”) regarding any and all actions purportedly taken at an improper meeting of the shareholders of the Company ostensibly called by the Vivos Shareholders. The TRO was granted because the Vivos Shareholders failed to properly call and hold a shareholders meeting in accordance with applicable Texas corporate law and therefore any action purported to be taken there have no meaning or effect. The hearing on motion had been delayed due to the COVID-19 pandemic. On or about May 12, 2020 the Vivos Shareholders filed a motion for contempt alleging that the Company violated the terms of the TRO. At a hearing held on June 5, 2020 the Texas court dismissed the motion for contempt and heard technical arguments regarding jurisdiction. This decision is not expected to have a material impact on the Company regardless of the outcome. Igly Trust, a Vivos entity, brought a new action in Texas to compel the Company to provide it certain corporate records, including the Company’s shareholder list. The Company has moved to have this action stayed pending the outcome of the Arbitration.

On February 28, 2020, Healthcare Resource Network, LLC (“HCRN”) filed a complaint against Maslow in the Circuit Court of Montgomery County, Maryland. The plaintiff has not specified any alleged damage caused by Maslow and the Company believes any claims are without merit. The Company will defend itself from this case. Since HCRN’s primary claim relates to the improper actions of Vivos, the parties have been discussing the tolling of HCRN’s claims against the Company while both the Company and HCRN, together or separately, resolve the matters against Vivos.

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

RELIABILITY INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(amounts in thousands, except per share data)

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

The Company may be required to make cash payments pursuant to the Settlement Agreements (filed as exhibits 10.4, 10.5 and 10.6 the Company’s Current Report on Form 8-K filed on October 30, 2019) prior to the Company’s anticipated liquidation of the shares of Company Common Stock pledged pursuant to the Liquidation Agreement. On or about May 5, 2020, Libertas Holdings LLC and Kinetic Direct Funding entered their New York confession of judgment with the Circuit Court of Montgomery County, Maryland, and have approached the Company regarding payment, which the parties have been discussing. The Vivos Shareholders that are the counterparties to the Liquidation Agreement are not cooperating with the Company to liquidate the shares subject thereto as contemplated thereby. The Company will enforce its rights under the Liquidation Agreement as expeditiously as possible. Rather than bringing another court action at this time, the Company expects to first attempt to enforce its rights under the Liquidation Agreement in the Arbitration.

NOTE 7. EQUITY

The Company’s authorized capital stock consists of 300,000,000 shares of common stock, with no par value. All authorized shares of Company Common Stock are issued and outstanding.

NOTE 8. RELATED PARTY TRANSACTIONS

Stock Purchase Agreement

On November 9, 2016, Vivos Holdings LLC (“Vivos”), a related party affiliate and former owner of MMG, acquired 100% of the Company through a stock acquisition exchange for a purchase price of $1,750. $1,400 was paid at settlement with proceeds from the Company and also entered into a promissory note to pay the remaining $350. The promissory note was to be paid in twenty-four equal installments, including interest at 4.5%, in the amount of approximately $15, commencing six months after closing with the last payment on March 1, 2019; these payments were paid by the Company on behalf of the Vivos. Vivos subsequently entered into a promissory note receivable with the Company, described below, for the full stock purchase price.

Notes Receivable

The Company has notes receivable from Vivos and VREH, a member of Vivos, both related party affiliate. As disclosed in Note 6, the Company is pursuing legal action to collect these notes.

In connection with the stock purchase agreement noted above, on November 15, 2016, the Company executed a promissory note receivable with Vivos in the amount of $1,400. As defined by the agreement, the loan consists of two periods, whereby the first period from November 15, 2016 until September 30, 2018, no principal or interest payments were required. Interest will accrue monthly and a new loan in the amount of $1,773 will be subject to a second loan period. During the second loan period, interest shall be paid in twenty equal consecutive payments, quarterly. Principal plus any unpaid interest is due September 20, 2023. Interest during both loan periods accrues at a rate of 2.5%. Additionally, monthly payments of $15 are made on behalf of Vivos to the seller by the Company. These payments, plus any other payments made by the Company on behalf of Vivos, are added to the principal balance of the promissory note receivable. In 2018, all quarterly interest payments to be made in phase 2 were offset by the management fees due to Vivos. As of June 30, 2020, and December 31, 2019, the total outstanding balance was $2,702 and $2,666, which includes accrued interest receivable of $200 and $162, respectively.

RELIABILITY INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(amounts in thousands, except per share data)

On November 15, 2017, the Company executed an intercompany promissory note receivable with VREH in the amount of $772. As defined by the agreement, the loan consists of two periods, whereby the first period from November 15, 2017 until June 30, 2018, no principal or interest payments are required. During the first loan period, interest accrued monthly and a new loan amount of $781 will be subject to a second loan period. During the second period, interest is payable in 20 equal consecutive installments and the principal balance plus accrued and unpaid interest is due June 30, 2023. Interest during both periods accrues at a rate of 3.5% annually. In 2018, all quarterly interest payments to be made in Phase 2 were offset by the management fees due to Vivos. In addition, principal payments totaling $30 were made by Vivos. As of June 30, 2020, and December 31, 2019, the total outstanding balance was $740 and $772, respectively. The December 31, 2019 balance was eliminated during consolidation of the VIE during this period. See Note 5.

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

On September 5, 2019, Maslow entered into a Secured Promissory Note agreement with Vivos, pursuant to which Maslow issued a secured promissory note to Vivos in the principal amount of $750. The note bears interest at 2.5% per year and requires Vivos to make monthly payments to Maslow of $10 beginning December 1, 2019, with balance due and payable on November 1, 2026. Upon an event of default, which occurs upon failure of Vivos to make any monthly payment due under the terms of the note, Maslow has the right to declare the entire unpaid balance of the note due and payable. The note is secured by 30,000,000 shares of Company Common Stock, which is due and payable upon a default by Vivos, which occurs upon failure of Vivos to make any monthly payment due under the terms of the note. In addition, both Naveen Doki and Silvija Valleru personally guaranty the repayment of the note by Vivos. Naveen Doki and Silvija Valleru are beneficial owners of Vivos and are also 5% or greater beneficial owners of Company Common Stock. As of June 30, 2020, and December 31, 2019, the total outstanding balance was $759 and $752, respectively, which includes interest of $9 and $2, respectively. This note is in default and the Company is pursuing collection.

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

RELIABILITY INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(amounts in thousands, except per share data)

In addition, pursuant to the same agreement, Credit Cash advanced to HCRN a credit facility in the principal amount of $1,005 (“HCRN Credit Facility”). Each of Maslow, Vivos, Vivos Acquisitions, LLC, Dr. Naveen Doki and Dr. Silvija Valleru guaranteed the HCRN Credit Facility. To secure repayment of their guarantee obligations, the Company and Vivos granted to Credit Cash a security interest in all their assets. On September 14, 2018, the Company defaulted on the Maslow Credit Facility. In addition, on same date, the HCRN Credit Facility went into default. As a result, repayment on both facilities was accelerated, with the full balance for each becoming immediately due and payable. On December 10, 2018, the Company, Vivos, Vivos Acquisitions, LLC, Dr. Doki, and Dr. Valleru and Credit Cash entered into a settlement agreement in connection the November 15, 2017 agreement to govern the terms of the repayment of the HCRN Credit Facility and Maslow Credit Facility. Pursuant to the settlement agreement, the Company agreed to pay $10 per week until the entire balance of the Maslow Credit Facility was paid off. Pursuant to a subsequent agreement dated May 17, 2019 not involving the Company, Vivos and Vivos Acquisitions, LLC agreed to fully repay the HCRN Credit Facility via quarterly payments beginning June 30, 2019. The HCRN Credit Facility is still being repaid by Vivos, and as of October 29, 2019, has an outstanding balance of approximately $635. The Company has a binding and enforceable agreement with certain shareholders permitting Maslow to liquidate up to the full amount of Maslow equity held by such shareholders in order to satisfy the shareholders’ obligations under the Settlement Agreements. The total outstanding balance owed by the Company as of December 31, 2018 was $351. In September 2019, the Company has repaid the outstanding balance due for the Maslow Credit Facility under the settlement agreement in full.

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

Related Party Relationships

On October 29, 2019, prior to the Merger, pursuant to the Merger Agreement, Naveen Doki and Silvija Valleru became beneficial owners of 207,384,793 and 51,844,970 shares of RLBY Common Stock, respectively, equal to 69.13% and 17.13% of the total number of shares of RLBY Common Stock outstanding after giving effect to the Merger, respectively.

On June 27, 2019, prior to the Merger, Maslow entered into a Securities Purchase Agreement with Hawkeye Enterprises, Inc., a company owned and controlled by Mark Speck, an officer and director of the Company. Pursuant to this agreement, Maslow issued to Hawkeye Enterprises 16,323 (on a post-Merger basis) shares of Company Common Stock , a warrant (as defined below) for 81,616 (on a post-Merger basis) shares of Company Common Stock and a convertible promissory note of same date in the initial principal amount of $50, in exchange for $50. The note bears interest at 12% per year, with balance due and was paid in full at $56 on June 27, 2020.

On July 31, 2019, prior to the Merger, the Company entered into a Securities Purchase Agreement with the same officer and director discussed above. Pursuant to this agreement, the Company issued to this individual a Warrant for 81,616 (on a post-Merger basis) shares of Company Common Stock and a convertible promissory note of same date in the initial principal amount of $50, in exchange for $50. The note bears interest at 12% per annum, with balance due and payable on July 31, 2020. As of June 30, 2020, principal and accrued interest on this note was $56.

RELIABILITY INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(amounts in thousands, except per share data)

On July 31, 2019 prior to the Merger, the Company entered into a Securities Purchase Agreement with Nick Tsahalis, an executive officer and director of the Company. Pursuant to this agreement, the Company issued to this individual 32,646 (on a post-Merger basis) shares of RLBY Common Stock, and a Warrant to purchase 16,323 (on a post-Merger basis) shares of the RLBY Common Stock, and a Convertible Promissory Note of same date in the initial principal amount of $100, in exchange for $100. The note bears interest at 12% per annum, with balance due and payable on July 31, 2020. As of June 30, 2020, the principal and accrued interest on this note was $111.

On September 18, 2019, in anticipation of the closing of the Merger and intending that it be assumed by Maslow after the closing of the Merger, Hawkeye entered into a letter of intent (the “LOI”) regarding the potential acquisition of a complementary business. Maslow was then prohibited from entering into the LOI directly. In connection with the LOI, Hawkeye paid a non-refundable deposit of $75 with the understanding that after the closing of the Merger, the LOI would be assigned to the Company and the Company would reimburse Hawkeye for the deposit. On October 17, 2019, Hawkeye assigned, and Maslow agreed to assume the LOI and reimburse Hawkeye for the deposit with an interest rate of 1.5% per month. On May 8, 2020, Maslow repaid the principal and accrued interest to Hawkeye, totaling $84.

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

Convertible note warrants were not valued and included as a liability on the Company’s balance sheet because of uncertainty around their pricing, value and low probability at this juncture in receiving the $5,000 trigger. $125 of the convertible notes reached maturity at the end of June 2020, resulting in return of principal with interest of $140.

On December 1, 2019, the Company acquired assets of IQS from Vivos Holdings Inc. as described in Note 1 above.

The Company is involved in a number of disputes with Vivos as described in Note 6 above.

NOTE 9. BUSINESS SEGMENTS

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

RELIABILITY INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(amounts in thousands, except per share data)

The following table provides a reconciliation of revenue by reportable segment to consolidated results for the three and six months ended June 30, 2020 and 2019, respectively:

For three months ended:

	2020	2019
Revenue:
EOR	$3,804	$8,656
Recruiting and Staffing	1,147	487
Video and Multimedia Production	241	434
Other	5	40
Total	$5,197	$9,617

For six months ended

	2020	2019
Revenue:
EOR	$10,953	$16,075
Recruiting and Staffing	2,440	940
Video and Multimedia Production	581	832
Other	24	70
Total	$13,998	$17,917

NOTE 10. CONTINGENT LIABILITY

As described in Note 5, on January 22, 2018, VREH executed a mortgage loan for the purchase of the property at 22 Baltimore Rd., Rockville, Maryland, and the Company executed a guarantee of this loan. The loan was in the amount of $1,875 with an interest rate of 4.5% annually for the first 60 months of the loan and increasing to 5.25% annually on January 28, 2023 for the remaining 59 months. The monthly payments during repayment period is $11 with a lump sum payment of $1,393 on December 28, 2027. The outstanding balance on this mortgage loan as of June 30, 2020 was $1,768. The Company has not yet been called on to make any payments under its guarantee.

NOTE 11. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 12, 2020, the date on which the unaudited consolidated financial statements were available to be issued. No other material subsequent events have occurred that would require recognition in or disclosures in the accompanying unaudited consolidated financial statements, except that on July 15, 2020, Larry Gaffey, a member of the Board of Directors of the Company and a member of the Audit and Compensation Committees thereof, notified the Company of his intention to retire from the Company’s Board of Directors for personal reasons, effective July 15, 2020. Mr. Gaffey did not advise the Company of any disagreement with the Company on any matter relating to its operations, policies or practices.

The company repaid $588 in bridge loan notes which reached maturity between July 22, 2020 and July 31, 2020, including notes held by Nick Tsahalis ($100), and Mark Speck ($50).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This section includes several forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to future events and financial performance. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “can,” “could,” “should,” “intends,” “project,” “predict,” “plans,” “estimates,” “goal,” “target,” “possible,” “potential,” “would,” “seek,” and similar references to future periods. These statements are not a guarantee of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. The uncertainties surrounding the impact of the COVID-19 pandemic continues to make forward looking assumptions and estimates very volatile. Moreover, the contradictory advice between the federal and state governments regarding such matters as reopening schools, social distancing and mask requirements make it even more difficult to predict the timing of a return to pre-pandemic levels, particularly in the media production space. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: the continuing impact of the COVID-19 pandemic on us and our clients; our ability to access the capital markets by pursuing additional debt and equity financing to fund our business plan and expenses on terms acceptable to the Vivos Shareholders or at all; negative outcome of pending and future claims and litigation and our ability to comply with our contractual covenants, including in respect of our debt; potential loss of clients and possible rejection of our business model and/or sales methods; weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers’ projects or the inability of our customers to pay our fees; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; and government policies, legislation or judicial decisions adverse to our businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. We recommend readers to carefully review the entirety of this Quarterly Report, the “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the other reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

CRITICAL ACCOUNTING POLICIES AND COMMENTS RELATED TO OPERATIONS

This discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes or developments in the Company’s evaluation of the accounting estimates and the underlying assumptions or methodologies that it believes to be Critical Accounting Policies and Estimates as disclosed in its Form 10-K for the year ended December 31, 2019.

Management’s Discussion included in the Form 10-K for the year ended December 31, 2019 includes discussion of various factors and items related to the Company’s results of operations and liquidity. There have been no other significant changes in most of the factors discussed in the Form 10-K and many of the items discussed in the Form 10-K are relevant to 2020 operations; thus the reader of this report should read Management’s Discussion included in Form 10-K for the year ended December 31, 2019.

RESULTS OF OPERATIONS

Effects of COVID-19 Pandemic

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. On March 30, 2020, Maryland governor Larry Hogan issued a stay at home order which resulted in the Company moving to a work from home model. We reacted as soon as March 20, 2020 when we instituted furloughs and cut administrative pay by 10% and executive pay by 15%. Other non-essential costs were reduced or eliminated Whereas we were prepared for this situation and were able to adapt quickly, our business began to suffer from companies and governors in the other 49 states simultaneously or subsequently issuing similar orders.

Much of our billable workforce began working from home dependent on client instructions. Some IT staffing clients in the healthcare space were still able to have employees and contractors come to their facilities due to essential service exceptions. However, we still began to observe stronger negative impact in the media space as our client partners demand began to wane in all segments. In April and May combined we saw a 49% decline in revenue when compared to same periods in 2019.

On April 29, 2020 we were formally approved by TBK bank and the SBA for Payroll Protection (PPP) lending. With the board approving the loan provisions in the loan documents presented to us on the same day, May 4th, the proceeds totaling $5,216 were then released on May 5, 2020.

As of June 30, 2020, we had deployed $2.390 in PPP funds, and had $2.826 remaining in PPP funds. The Company believes that 99% of the PPP funds deployed have been for eligible payroll per the SBA regulations governing fund eligibility for fund use and forgiveness.

Because our administrative staff continued to be productive using our web-based applications from the safety of their homes, management decided to terminate its lease at 22 Baltimore Road with Vivos Real Estate, affording Vivos Real Estate 30 days of notice prior to the effective termination date of April 30, 2020. Because our lease was on a month to month basis, there was no penalty or negative consequences associated with this action. We do not believe our work from home protocols have materially adversely impacted our internal controls, financial reporting systems or our operations.

During this period, our critical priorities continue to be the health and safety of our team members, field talent, candidates and client partners.

The extent to which the coronavirus impacts our results will depend on future developments, which are uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, circumstances permitting people to return to work, among others.

We expect that the social distancing measures, the reduced operational status of our client partners, reductions in production at certain client partners facilities, and general business uncertainty will continue to significantly effect demand in all our segments throughout the remainder of 2020, and possibly beyond.

Revenues

Revenues for the three months ended June 30, 2020 was $5,197, a decrease of $4,420 or 46%, due to reduced demand for services resulting from the COVID-19 pandemic. EOR revenue dropped 56% and Video and Multimedia production declined by 44%, as clients curtailed studio and on-site productions due mostly to stay at home / shelter in place state orders. Staffing Revenues however increased 136% due to IQS IT staffing which was not in place a year ago. IQS staffing revenues when compared to its pre-acquisition records as a stand-alone company, declined in the second quarter by $283 from $926 to $643, or 30.5%

Revenue for the first two quarters ending June 30, 2020, totaled $13,998 was 22% off the pace of a year ago when it was $17,917 due to the causes stated above which began in mid-March 2020.

Cost of Revenue / Gross Profit

The decrease in gross profit for the quarter ended June 30, 2020 was $346 or a 32% decrease in gross profit compared to a year ago. IQS contribution to gross profit was at $216 which represents 29.9% of the Company’s 2nd quarter gross profit.

IQS’s margin at approximately 34% led the improvement in overall gross margin to 13.9%, an improvement over IQS’s 2019’s second quarter gross margin of 11.1% which was before the acquisition of IQS. IQS gross margin improvement from 31% gross margin in the same period in 2019 to 34%, can mostly be attributed to Maslow’s benefit structure that is less costly.

Gross profit for the six months ended June 30, 2020, of $1,755 was not nearly as pronounced at $151 or 7.9% less than it was a year ago at $1,906. The gross profit decline was not as steep due to IQS which had strong YTD margins of 32% while representing a much higher percentage of the overall business due to the COVID-19 decline levels suffered by the EOR segment.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses for the three months ended June 30, 2020 were $1,240 as compared to $662 in 2019. The increase is due to costs associated with being a public company and higher legal costs which totaled approximately $343 and $69 respectively or $412 of the of the $578 difference. The other major SG&A increase of $168 comes from IQS administrative salaries and other IQS operating costs such as rent.

For the six months ending June 30, 2020, SG&A expenses of $2,352 were $1,036 greater than 2019 with an identical paradigm to the quarter with cost associated with being a public company and higher legal costs being the drivers, totaling approximately $674 and $143 respectively for a total of $817 of the $1,036 difference. The remaining $219 increase can be attributed to in incremental IQS administrative salaries and other costs offset by a reduction in other general and administrative spending.

Interest Expense

The Company recognized interest expense in the amount of $114 during the three months ended June 30, 2020, compared to $91 in 2019. The decrease was attributable to the $850 in convertible notes being carried and offset by a large reduction in use of factoring which was due to the reduction of revenues and the PPP funds which do not necessitate immediate borrowing for working capital.

For the six months ending June 30, 2020, interest expense increased to $253 compared with $174 in 2019 primarily due to the $850 in convertible notes the Company took on mostly in the third quarter of 2019.

Our factoring costs decreased year over year as the necessity to factor invoices was significantly diminished after receipt of the PPP funds. Prior to receipt of the PPP funds, our average cash balance was $395, while employing 85-90% of factoring capabilities. Use of PPP funds for payroll and rent enabled cash reserves to be fortified as our average cash improved to $458 from May 1 through July 6, 2020.

Net Income (Loss)

The Company incurred a net loss in the quarter ending June 30, 2020 of $324 compared to net profit in the same period 2019 of $286.

The $346 decrease in gross profit coupled with corporate costs much of which are public company related ($343, see G&A) totaling $459 exceed the $599 variance by $203 where the Company was able to reduce costs.

For the six months ended June 30, 2020, the net loss was $561 versus a profit of 362 in the same period in 2019. The $923 variance can be attributed less to the $151 reduction in gross profit and more to the $842 in additional corporate costs, $673 of which were public company related and $142 for legal fees.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations via traditional accounts receivable activities and via borrowings under our Factoring Facility (up to 93%) with Triumph and receivables enabling access to the 7% unfactored portion. Because certain large clients have changed their payment practices announcing 60 and 90 day terms amounting to a unilateral extension to contractual terms by 30-60 days, we can be adversely impacted since Triumph, and most other factoring institutions no longer provide credit after an account obligor pays 30 or more days from their contractual terms.

Our primary use of cash are for payments to field talent, corporate and staff employees, related payroll liabilities, operating expenses, public company costs, including but not limited to general and professional liability and directors and officers liability insurance premiums, legal fees, filing fees, auditor and accounting fees, stock transfer services, and board compensation; followed by cash factoring and other borrowing interest; cash taxes; and debt servicing payments.

The Company expected to have promissory note receivable for $3,000 repaid by Naveen Doki at the end of 2019. In the first quarter, the Company continued to pursue repayment as the impact of not having that cash returned to the Company coupled with approximately $900 more a year in costs associated with being a public company and the inability to tap the capital markets due to not having any available shares, resulted in cash challenges.

Also, as described in Note 6 to the Financial Statements above, Vivos Holdings LLC has defaulted its secured promissory note that would have paid $10 per month to Company.

In June, the Company made required repayments of principal and interest of approximately $140 pursuant to the convertible notes described in Note 4 above. Payments under the remaining outstanding notes with an aggregate value of approximately $952 will be made over a 4-month period, including $588 having been paid by August 3rd, as these notes reach maturity.

In March 2020, a national, lockdown began to unfold due to the COVID-19 pandemic. This resulted in a significant loss of business starting the last week of March 2020, resulting in a reduction of billing by approximately 51% in the combined months of April and May 2020.

On May 5, 2020, MMG received the PPP Loan. Subsequently, the Paycheck Protection Flexibility Act, was passed by Congress and signed by the President on June 3, 2020 which among other changes and provisions allowed for the funds to be employed over a 24-week period versus 8. By utilizing these funds for their intended purpose of payroll, with forgiveness potential over the first 24 weeks, the Company has been able to free up cash to pay other expenses and obligations, while also improving our non-PPP working capital. As stated above under Interest, use of PPP funds for payroll and rent enabled cash reserves to be fortified to average (Non PPP) working capital of $458 from May 1 through July 6, 2020, from a previous 4 month average of $395K.

Cash employed to repay the convertible notes (see Note 4) in the second quarter totaled $140 and will require disbursement in the third quarter of $700, and a fourth quarter principal and interest payments of $112. Although the outlay of the $812 in the third and early fourth quarter will have a substantial impact on cash flows, the Company expects to have sufficient working capital after making these payments.

Net cash provided by operating activities during the six months ended June 30, 2020 was $2,054 compared to $1,395 in the comparable period of 2019. The change was attributable to an increase in legal expenses and other costs associated with being a public company.

In February 2020, Maslow took out a $250 6-month term loan from Triumph at 10% APR, in order to meet its cash obligations. In early March 2020, the loan principal was increased by $75 with the remaining term extended 26 weeks to September 2020. On April 7, 2020, in the face of the COVID 19 lockdown, Triumph offered a 2-month payment holiday and to extend the note payment to February 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Risk Controls and Procedures

(b)	Evaluation of Disclosure Controls and Procedures. The President and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the President and Chief Financial Officer concluded that the disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the President and Chief Financial Officer to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting, known to the President and Chief Financial Officer that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RELIABILITY INC.

OTHER INFORMATION

June 30, 2020

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 6 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1a. Risk Factors

In addition to the other information set forth in this Quarterly Report, shareholders should carefully consider the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We are currently engaged in substantial and complex litigation and arbitration with the Vivos Shareholders, the outcome of which could materially harm our business and financial results.

As more fully described in Note 6 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements above, we are currently engaged in litigation and arbitration with the Vivos Shareholders. The litigation includes multiple complaints and counterclaims by us and the Vivos Shareholders in venues in Maryland and Texas. The arbitration was brought by the Company to enforce its rights under the Merger Agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 10, 2020, the Board of Directors of Reliability Incorporated (the “Company”) appointed Louis Parks to the Board of Directors. Generally, Mr. Parks will serve as an independent director under the Company’s criteria for determining director independence. Mr. Parks was also appointed as a member of each of the Company’s Compensation Committee and Audit Committee.

Louis A. Parks is Managing Member at Tyro Capital Management LLC, serving as the firm’s COO, CFO and CCO. Mr. Parks has spent over 30 years on Wall Street in various capacities of senior management. In addition, he is an investor who focuses on providing capital and expertise to small companies. Mr. Parks was previously Senior Managing Director, Head of Equities at CL King & Associates as well as Senior Managing Director, Head of Equity Trading at Raymond James Financial. Mr. Parks began his career as an institutional equity sales trader covering both domestic and international accounts for Morgan Stanley & Company and Sanford C. Bernstein & Company. Mr. Parks holds Master of Business Administration and Master of Arts degrees from Columbia University, as well as Bachelor of Arts degrees from Columbia University, magna cum laude, Phi Beta Kappa and New York University, cum laude. He serves on several not-for-profit boards and was the recipient of Columbia University’s 2018 Alumni Medal.

There are no arrangements or understandings between Mr. Parks and any other person pursuant to which Mr. Parks was appointed to serve as a director, nor are there related party transactions requiring disclosure pursuant to Item 404(a) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Mr. Parks will receive the same compensation for service on the Board as that of the other non-employee directors of the Company. Non-employee directors, including Mr. Parks, are entitled to receive $5,000 per quarter as compensation for their Board service.

Upon his appointment to the Board, the Company intends to enter into its standard form of indemnification agreement for directors with Mr. Parks, which indemnification agreement, among other matters, is intended to provide indemnification rights to the fullest extent permitted under applicable law, including the applicable indemnification rights statutes in the State of Texas, and is in addition to any rights a director may have under the Company’s organizational documents. The Company’s form of indemnification agreement is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2019 and incorporated herein by reference.

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

RELIABILITY INCORPORATED
(Registrant)

August 13, 2020	/s/ Nick Tsahalis
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

