Form 10-Q
period 2020-09-30
RELIABILITY INC
filed 2020-11-12
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

(Former name, former address, and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 300,000,000 shares of Common Stock, no par value, as of September 30, 2020.

RELIABILITY INCORPORATED

Quarterly Report on Form 10-Q

As of and For the Three and Nine Months Ended September 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INCORPORATED AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$123	$275
Trade receivables, net of allowance for doubtful accounts	4,521	7,029
Notes receivable from related parties	4,229	3,418
Prepaid expenses and other current assets	155	316
Total current assets	9,028	11,038

Property, plant and equipment, net	88	2,483
Other intangible assets, net	212	237
Goodwill	518	518
Total assets	$9,846	14,276
LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Factoring	$306	$5,508
Accounts payable	570	1,087
Accrued expenses	379	548
Accrued payroll	1,230	907
Deferred revenue	185	347
Income taxes payable	258	817
Notes payable	117	890
Current portion of mortgage loan payable	-	45
Other current liabilities	11	105
Total current liabilities	3,056	10,254
Mortgage loan payable, net of current portion	-	1,745
Long term debt (Note 4)	5,237	-
Total liabilities	8,293	11,999
Commitment and contingencies (Note 5)
Subsequent events (Note 10)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 300,000,000 shares authorized, 300,000,000 issued and outstanding as of September 30, 2020 and December 31, 2019	-	-
Additional paid-in capital	750	750
Retained earnings	803	1,840
Total stockholders’ equity attributable to Reliability Inc.	1,553	2,590
Noncontrolling interest in consolidated affiliates	-	(313)
Total equity	1,553	2,277
Total liabilities and stockholders’ equity	$9,846	$14,276

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Three Months Ended September 30,
	2020	2019
Revenue earned
Service revenue	$6,201	$10,075
Cost of revenue
Cost of revenue	5,547	9,015
Gross profit	654	1,060
Selling, general and administrative expenses	1,086	724
Operating income (loss)	(432)	336
Other income (expense)
Interest income	29	18
Interest expense	(30)	(100)
Other (income) expense	4	(94)
Income (loss) before income tax benefit	(429)	160
Income tax benefit/(expense)	237	36
Consolidated net income (loss)	(192)	196
Net income (loss) attributable to noncontrolling interest in consolidated affiliates	-	(39)
Net income (loss) attributable to Reliability Inc.	$(192)	$157
Net income per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Share used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Nine Months Ended September 30,
	2020	2019
Revenue earned
Service revenue	$20,199	$28,006
Cost of revenue
Cost of revenue	17,790	25,027
Gross profit	2,409	2,979
Selling, general and administrative expenses	3,438	2,040
Operating income (loss)	(1,029)	939
Other income (expense)
Interest income	92	51
Interest expense	(283)	(273)
Other (expense)	(1)	(105)
Income (loss) before income tax benefit	(1,221)	612
Income tax benefit	286	39
Consolidated net income (loss)	(935)	651
Net income (loss) attributable to noncontrolling interest in consolidated affiliates	182	(118)
Net income (loss) attributable to Reliability Inc.	$(753)	$533
Net income per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Share used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended September 30, 2020 and 2019

(amounts in thousands, except per share data)

	Controlling Interest
						Non - Controlling
			Additional			Interest in
	Common Stock		Paid-in	Retained		Consolidated	Total
	Shares	Amount	Capital	Earnings	Total	Affiliates	Equity

Balance, December 31, 2018	282,000,000	$-	$-	$1,472	$1,472	$-	$1,472
Net income	-	-	-	651	651	(118)	533
Recapitalization	18,000,000	-	-	16	16	-	136
Note receivable from shareholder for tax debt	-	-	750	-	750	-	750
VIE consolidation	-	-	-	-	-	(143)	(143)
Balance, September 30, 2019	300,000,000	$-	$750	$2,139	$2,889	$(261)	$2,628

Balance, December 31, 2019	300,000,000	-	750	1,840	2,590	(313)	2,277
Net loss	-	-	-	(935)	(935)	182	(753)
VIE consolidation	-	-	-	-	-	29	29
VIE disposal	-	-	-	(102)	(102)	102	-
Balance, September 30, 2020	300,000,000	$-	$750	$803	$1,553	$-	$1,553

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(753)	$533
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	59	15
Accrued interest	(62)	(51)
Gain/(loss) on disposal of property, plant, and equipment	(176)	3
Changes in operating assets and liabilities:
Trade receivables	2,508	(744)
Prepaid expenses and other current assets	161	143
Accounts payable	(517)	(46)
Accrued payroll	323	637
Accrued expenses	(141)	(38)
Deferred revenue	(162)	(69)
Other liabilities	(95)	1
Income taxes payable	(559)	(248)
Net cash provided by operating activities	586	136
Cash flows from investing activities:
Purchase of fixed assets	(38)	(16)
Cash from reverse merger	-	2
Net cash used in investing activities	(38)	(14)
Cash flows from financing activities:
Net repayment of line of credit	(5,204)	449
Proceeds from long term debt (PPP)	5,216	-
Repayment of long term debt	-	(755)
Proceeds from notes payable	-	750
Repayment of notes payable	(773)	-
Repayment/(advances) from/to related parties	61	(492)
Net cash used in financing activities	(700)	(48)
Net increase (decrease) in cash and cash equivalents	(152)	74
Cash and cash equivalents, beginning of period	275	29
Cash and cash equivalents, end of period	$123	$103

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(amounts in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$239	$248
Income taxes	$301	$145

Supplemental disclosures of non-cash financing activities:
Non-cash impact of recapitalization from merger
Liabilities assumed in merger	$-	$6
Conversion of shareholder loan to equity in merger	$-	$162
VIE net assets consolidated	$-	$2,422
VIE liabilities consolidated	$-	$1,801
VIE reduction in equity	$-	$145

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(amounts in thousands, except per share data)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Reliability Incorporated (“Reliability” or the “Company”; references herein to the Company include both Reliability and its wholly-owned, consolidated subsidiary, Maslow) is a leading provider of employer of record (“EOR”) and temporary staffing services for media and information technology (“IT”) that operates, along with its wholly owned subsidiary, The Maslow Media, Inc., (“MMG” or “Maslow”), primarily within the United States of America (the “U.S.”) in three industry segments: Employer of Record (“EOR”), Staffing and Video Production segment which provides script to screen media talent. EOR which is a unique workforce management solution, represents 78.4% of the year to date revenue. Our Staffing segment provides skilled field talent on a nationwide basis for IT and finance and accounting projects. Our staffing includes revenue derived from permanent placement. Video Production involves assembling and providing crews for special projects that can last anywhere from a week to six months.

Reliability was incorporated under the laws of the State of Texas in 1953, but the then principal business of the Company started in 1971 was closed down in 2007. The Company completed a reverse merger with MMG (the “Merger”) on October 29, 2019 via the merger agreement filed with the SEC (“Merger Agreement”).

The Company acquired the customer contracts and trade receivables and assumed certain liabilities of Intelligent Quality Solutions (“IQS”) in exchange for a reduction of notes receivable from Vivos Holdings LLC (“Vivos Holdings”), the previous sole shareholder of MMG, (the “IQS Acquisition”) on December 1, 2019. The owners of Vivos Holdings and their transferees who were issued shares of Reliability Common Stock as consideration in the Merger include Naveen Doki, Silvija Valleru, Shirisha Janumpally (through Judos Trust and Federal Systems), and Kalyan Pathuri (through Igly Trust) who together own approximately 84.4% of the issued and outstanding shares of Reliability Common Stock and are referred to herein as “Vivos” or the “Vivos Shareholders.”

This IQS Acquisition has enabled Maslow to expand its staffing capabilities into the IT realm.

Basis of presentation

The unaudited consolidated interim financial statements include the accounts of the Company and its only 100% owned subsidiary, MMG. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

September 30, 2020

(amounts in thousands, except per share data)

Reclassification

Certain amounts in the 2019 consolidated financial statements have been reclassified to conform to the current year presentation.

Concentration of Credit Risk

For the three and nine months ended September 30, 2020, 27.7% and 27.6%, respectively of revenue came from AT&T Services, Inc. (inclusive of its DirecTV division) (“AT&T”) and 10.0 % and 11.0%, respectively from Janssen Pharmaceuticals (which includes workforce partners Johnson & Johnson). For the three and nine months ended September 30, 2019, 38.5% and 38.2%, respectively of revenue came from AT&T. For the three months ended September 30, 2020, 12.1% was from WETA. No other client exceeded 10% of revenues.

AT&T, Janssen, and Goldman Sachs accounted for 37.1%, 17.4%, and 14.3%, respectively of accounts receivable as of September 30, 2020. As of September 30, 2019, AT&T and Janssen accounted for 63.3% and 10.8% of accounts receivable, respectively.

NOTE 2. LIQUIDITY AND GOING CONCERN

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. On May 5, 2020 (the “Effective Date”), MMG received the proceeds of a loan pursuant to a promissory note (the “Note”) under the Paycheck Protection Program (“PPP”) with TBK Bank, SSB (“Lender”), in the amount of $5,216 (the “PPP Loan”). The Paycheck Protection Program was established under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The Lender’s affiliate, Advance Business Capital LLC (d/b/a Triumph Business Capital), is currently the Company’s factor under its existing Factoring and Security Agreement, dated November 4, 2016, as amended and modified.

The Paycheck Protection Program Flexibility Act (“PPPFA”) signed into law on June 5, 2020, resulted in the SBA issuing two revisions on June 11 and June 12, 2020 to the First Interim Final Rule, which was originally posted on the Treasury and SBA websites on April 2, 2020 and published in the Federal Register on April 15, 2020 (85 Fed. Reg. 20,811).

As of September 30, 2020, 100% of the PPP funds had been utilized with 99% covering payroll costs. The Company believes that the funds have been employed to achieve a high level of forgiveness. Although the Company believes that a significant portion of the PPP Loan will be forgiven, no assurance can be given that any of such PPP Loan will, in fact, be forgiven.

In the third quarter of 2020, the Company made required repayments of principal and interest of approximately $806 pursuant to the Convertible Notes described in Note 4 below. Thus, with interest, the total bridge loan debt serviced was $946.

The Company’s ongoing liquidity position has experienced additional pressures due to the loss of business resulting from the COVID-19 Pandemic. In the second quarter of 2020, the business saw a year over year comparative drop in revenue by 46%, attributable in large part to the impact of the COVID-19 Pandemic. In the third quarter of 2020, that loss dwindled to approximately 28%, as the Company generated $6,201 in third quarter revenue. This improved total, however, was 38% lower than the third quarter of 2019.

If business does not return to historical levels, a significant portion of the PPP loan is not forgiven, or if other challenges facing the Company are not resolved favorably, the Company may cease to continue as a going concern.

RELIABILITY INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(amounts in thousands, except per share data)

As part of its response management has invested in business development in order to increase client workforce needs and has worked to eliminate non-essential general and administrative costs. The Company continues to face pressure to make cash payments pursuant to the Settlement Agreements (filed as exhibits 10.4, 10.5 and 10.6 the Company’s Current Report on Form 8-K filed on October 30, 2019) prior to the Company’s anticipated liquidation of the shares of Company Common Stock pledged pursuant to the Agreement for the Contingent Liquidation of the Common Stock of Reliability Incorporated (as successor in interest to Maslow Media Group, Inc.), dated October 28, 2019 (the “Liquidation Agreement”) (filed as exhibit 10.30 to the Company’s Current Report on Form 8-K filed on October 30, 2019). The Vivos Shareholders that are the counterparties to the Liquidation Agreement are not cooperating with the Company to liquidate the shares subject thereto, and the shares underlying the Liquidation Agreement itself may not be properly held as claimed in the Arbitration (defined below). No assurance can be given that the beneficiaries of the Settlement Agreement will continue to forebear.

No assurance can be given that the Company will return to its pre-Pandemic revenue levels, how long it will take to enforce the requirements of the Liquidation Agreement, the Company’s ability to utilize capital markets, and the actual amount of PPP Loan forgiveness. As a result, the Company may face hurdles in maintaining sufficient liquidity to continue operations, in which case the Company might be forced to liquidate or seek to reorganize under applicable bankruptcy statutes.

The Company is quoted on the OTC Marketplace under the symbol “RLBY”.

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (the “FASB”) issued new guidance on disclosures related to fair value measurements. The guidance is intended to improve the effectiveness of the notes to financial statements by facilitating clearer communication, and it includes multiple new, eliminated, and modified disclosure requirements. The guidance was effective for the Company as of January 1, 2020 and did not have a material impact on the Company’s consolidated financial statements.

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

Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued new guidance on income taxes. The guidance removes certain exceptions to the general income tax accounting principles and clarifies and amends existing guidance to facilitate consistent application of the accounting principles. The new guidance is effective for the Company as of January 1, 2021. The Company is assessing the impact of the adoption of this guidance on its consolidated financial statements.

NOTE 4. DEBT

Convertible Debt

The Company had convertible notes payable (“Convertible Notes”) in the amount of $802 as of June 30, 2020 and $890 as of December 31, 2019, respectively, pursuant to a convertible debt offering that commenced June 13, 2019. As of September 30, 2020, the balance was zero ($0) as all note payments have been satisfied. The offering was conducted pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder. The notes bore interest at 12% per year, with the balance due and payable within 1 year from the issuance date, unless earlier converted into shares of Company Common Stock. Warrants, issued in connection with these notes, can only be exercised if the proceeds of $5,000 are obtained by the Company from the sale of equity securities within 5 years of issuance.

RELIABILITY INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(amounts in thousands, except per share data)

Other Debt

In February 2020, the Company took out a $250 6-month term loan from Triumph Business Capital (“Triumph”) at 10% per annum, in order to meet the Company’s cash obligations (“Triumph Term Loan”). On April 7, 2020, in the face of the COVID 19 lockdown, Triumph offered a 2-month payment holiday and to extend the note payment, which ultimately was agreed to end in February 2021. As of September 30, 2020, $117 was outstanding under the Triumph Term Loan arrangement.

Tax Liabilities

When the Maslow Media Group was initially acquired by Vivos Holdings in December 2016, Maslow’s corporate status was changed from an S Corp to a C Corp due to its new ownership structure. This triggered an accelerated tax event, a $215 estimated annual impact per year, for four years, that the Company is working with the IRS to pay off. As of September 30, 2020, the tax liability was $258 compared to $817 as of December 31, 2019.

Factoring Facilities

Triumph Business Capital

On November 4, 2016, the Company entered into a factoring and security agreement with Triumph. Pursuant to the agreement, the Company received advances on its accounts receivable (i.e. invoices) through Triumph to fund growth and operations. The proceeds of this agreement were used to pay operating costs of the business which included employee salaries, vendor payments and overhead expenses. On January 5, 2018, the agreement was amended to lower the factoring fee and interest rate for a term of one year. The agreement was amended again on January 19, 2018, to increase the maximum advance rate to $5,500. In January 2020, a new agreement was negotiated with Triumph lowering advance rate from 18 basis points to 15 and the interest rate from prime plus 2.5% to prime plus 2%. The portion of an invoice eligible for sale to Triumph went from 90% to 93%. The agreement which previously renewed annually, is now month to month. The Company continues to be obligated to meet certain financial covenants in respect to invoicing and reserve account balances.

In accordance with the agreement, a reserve amount is required for the total unpaid balance of all purchased accounts multiplied by a percentage equal to the difference between one hundred percent and the advanced rate percentage. As of September 30, 2020, the required amount was 10%. Any excess of the reserve amount is paid to the Company on a weekly basis, as requested. If a reserve shortfall exists for a period of ten-days, the Company is required to make payment to the financial institution for the shortage.

Accounts receivable were sold with full recourse. Proceeds from the sale of receivables were $10,175 and $19,815 comparatively for the nine months ended September 30, 2020 and 2019, respectively. Proceeds from the sales of receivables were $868 and $6,516 for the three months ended September 30, 2020 and 2019, respectively. The total outstanding balance under the recourse contract was $306 on September 30, 2020 and $5,508 as of December 31, 2019.

The Factoring Facilities are collateralized by substantially all the assets of the Company. In the event of a default, the Factor may demand that the Company repurchase the receivable or debit the reserve account. Total finance line fees for the three and nine months ended September 30, 2020 and 2019 totaled $1, $19, $14, and $42, respectively.

RELIABILITY INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(amounts in thousands, except per share data)

TBK Bank

On April 29, 2020, MMG was approved for a $5,216 loan through the Paycheck Protection Program (the “PPP”) with a term of two (2) years and an interest rate of 1% per annum. The PPP provides that the Company may apply for forgiveness of this loan if the loan proceeds were used for payroll and certain other specified operating expenses while maintaining specified headcount requirements. The accrued interest on the PPP loan as of September 30, 2020 was $22.

On June 5th, 2020, The Paycheck Protection Program Flexibility Act (the “PPPF Act”) went into effect providing more flexibility to participants in the PPP which included extending the time to begin repayment of the PPP loan until the amount of forgiveness, if any, is determined, which could be as late as December 31, 2020. The Company may apply for forgiveness earlier if they determine that doing so will maximize the amount of loan forgiveness.

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

On or about February 17, 2020, the Company, as plaintiff, filed a complaint with the Circuit Court of Montgomery County, Maryland against Vivos Holdings, LLC, Vivos Real Estate Holdings, LLC (“Vivos Real Estate”) and Naveen Doki (the “Defendants”), to enforce Maslow’s rights under certain promissory notes and a personal guarantee made by the defendants (the “Debt Collection Suit”). The aggregate amount of these obligations as of the Balance Sheet Date is approximately $4,229. The case is proceeding, and Maslow intends to continue to vigorously pursue this litigation. The trial on this matter is scheduled for March 2021.

On or about May 6, 2020, the Defendants filed with the Circuit Court of Montgomery County, Maryland a Counterclaim and Third-Party Complaint for Damages, Declaratory and Injunctive Relief and Jury Demand (the “Counterclaim”), The Company believes that the Counterclaim has no merit. The Company will vigorously defend itself and its indemnified officers, directors and other parties as permitted by the Company’s organizational documents. The Company and the other Counterclaim defendants have moved to have the Debt Collection Suit and the Counterclaim stayed pending the outcome of the Arbitration described below. Trial on this matter is scheduled for March 2021. The Defendants have also brought a motion seeking an injunction related to corporate matters. The Company has objected to this motion and a hearing has been scheduled for November 2020.

On or about June 5, 2020, the Company submitted a Claimant’s Notice of Intention to Arbitrate and Demand For Arbitration (the “Arbitration”) with the American Arbitration Association in New York, and to the Respondents thereto: Naveen Doki; Silvija Valleru; Shirisha Janumpally (individually and in her capacity as trustee of Judos Trust); Kalyan Pathuri (individually in his capacity as trustee of Igly Trust) and Federal Systems (the “Respondents”). The Arbitration alleges that certain of the Respondents breached the Merger Agreement providing for the Merger of MMG into a subsidiary of Reliability, in a number of significant respects and committed fraud in connection with the Merger. The Company is seeking damages which if granted will likely be the remedy set forth within the merger agreement which is primarily the relinquishment in whole or in part shares of Company Common Stock received by the Respondents in connection with the Merger. The Company has brought a motion to compel the Arbitration in accordance with the Merger Agreement which is currently being decided by the Federal Courts in New York. The Company believes a strong basis for the motion exists, but no assurance can be given that it will be granted. Regardless, the Company intends to pursue claims under the Merger Agreement in whatever venue is required.

RELIABILITY INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(amounts in thousands, except per share data)

On June 12, Igly Trust, a Vivos entity, brought an action in Texas to compel the Company to provide it certain corporate records, including the Company’s shareholder list. The Company has moved to have this action stayed pending the outcome of the arbitration.

On February 28, 2020, Healthcare Resource Network, LLC (“HCRN”), an entity previously owned by Vivos Holdings, filed a complaint against Maslow in the Circuit Court of Montgomery County, Maryland. The plaintiff has not specified any alleged damage caused by Maslow and the Company believes any claims are without merit. The Company will defend itself from this case. Since HCRN’s primary claim relates to the improper actions of Vivos, the parties have been discussing the tolling of HCRN’s claims against the Company while both the Company and HCRN, together or separately, resolve the matters against Vivos. On September 3, 2020, MMG and HCRN entered into a Tolling Agreement pursuant to which HCRN dismissed MMG from this litigation without prejudice and agreed to forebear filing a new complaint or initiating any lawsuit or other legal proceeding against MMG until January 31, 2022.

On September 28, 2018, Credit Cash filed a complaint against Maslow, Vivos, Vivos Acquisitions, LLC, Dr. Doki, Dr. Valleru (the “Credit Cash Parties”) and other defendants in the United States District Court for the District of New Jersey for, among other things, breach of contract of the Maslow and HCRN Credit Facilities and their respective guaranties in relation to the November 15, 2017 agreement (the “DNJ Action”). On October 30, 2018, Credit Cash filed a motion to intervene in an action pending in New York State, Monroe County, filed by HCRN and LE Finance, LLC against the Parties, and other defendants (“NY State Action”). On December 10, 2018, the Parties entered into a settlement agreement for the purpose of settling certain claims related to the DNJ Action only. Pursuant to the settlement agreement, certain repayment terms were agreed upon between Credit Cash and the Parties, but Credit Cash did not relinquish the right to pursue any claims related to the NY State Action, nor to pursue any remedies against any of the parties in relation to the November 15, 2017 agreement. Certain of the Vivos Shareholders executed and delivered to Maslow that certain Agreement for the Contingent Liquidation of the Common Stock of Maslow Media Group, Inc., dated as of October 28, 2019 (the “Liquidation Agreement”), pursuant to which such Vivos Shareholders pledged to Maslow the shares of Company Common Stock they received in the Merger to provide the capital required to satisfy the Parties’ obligations under the Settlement Agreements. Immediately prior to the execution of the Liquidation Agreement, certain Vivos Shareholders misrepresented to Maslow the status of the obligations under the Settlement Agreement, which were, in fact, then in default. To date these Vivos Shareholders have not cooperated with the Company to monetize those shares as contemplated by the Liquidation Agreement and certain of the shares underlying the Liquidation Agreement may not be properly held by Vivos as claimed in the Arbitration (defined below) due to violations of the Merger Agreement by Vivos Shareholders.. The Company will take appropriate action to enforce its rights under the Liquidation Agreement, which actions will be dictated in part by the outcome of the Arbitration. On or about March 16, 2020, Credit Cash entered its New Jersey confession of judgment with the Circuit Court of Montgomery County, Maryland.

The Company may be required to make cash payments pursuant to the Settlement Agreements (filed as exhibits 10.4, 10.5 and 10.6 the Company’s Current Report on Form 8-K filed on October 30, 2019).

RELIABILITY INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(amounts in thousands, except per share data)

On or about May 5, 2020, Libertas Holdings LLC and Kinetic Direct Funding entered their New York confession of judgment with the Circuit Court of Montgomery County, Maryland, and have approached the Company regarding payment, which the parties have been discussing. The Vivos Shareholders that are the counterparties to the Liquidation Agreement are not cooperating with the Company in regard to the payment of the debt. These debts were incurred by another company held by the Vivos Shareholders for the other company’s benefit but for which Maslow, while under the Vivos Shareholders ownership, guaranteed payment for the benefit of the other company.

NOTE 6. EQUITY

The Company’s authorized capital stock consists of 300,000,000 shares of common stock, with no par value. All authorized shares of Company Common Stock are issued and outstanding.

NOTE 7. RELATED PARTY TRANSACTIONS

Stock Purchase Agreement

On November 9, 2016, Vivos Holdings LLC (“Vivos”), a related party affiliate and former owner of MMG, acquired 100% of MMG through a stock acquisition exchange (“Stock Purchase Agreement”) for a purchase price of $1,750 of which$1,400 was paid at closing with proceeds from MMG (“MMG Purchase Proceeds”) and $350 through the execution of a promissory note (“MMG Purchase Note”) . The MMG Purchase Note was to be paid in twenty-four equal installments, including interest at 4.5%, in the amount of approximately $15, commencing nine months after closing with the last payment on March 1, 2019. Both the MMG Purchase Proceeds and the MMG Purchase Note were funded by MMG on behalf of Vivos. Vivos and MMG executed a promissory note receivable (“Vivos Promissory Note”), described below, for the full stock purchase price.

Notes Receivable

The Company has notes receivable from Vivos and Vivos Real Estate, a member of Vivos, both related party affiliates. As disclosed in Note 5, the Company is pursuing legal action to collect on the affiliated party debt.

In connection with the Stock Purchase Agreement noted above, on November 15, 2016, the MMG executed a Vivos Promissory Note” in the amount of $1,400. As defined by the Vivos Promissory Note and agreement, the loan consists of two periods, whereby the first period from November 15, 2016 until September 30, 2018 (“Vivos Note Period 1”), no principal or interest payments were required. Interest then began to accrue monthly with the issuance of a new loan in the amount of $1,773 subject to a second loan period (“Vivos Note Period 2”). During the second loan period, interest shall be paid in twenty equal consecutive payments, quarterly. Principal plus any unpaid interest is due September 20, 2023. Interest during both loan periods accrues at a rate of 2.5%. Additionally, monthly payments of $15 are made by MMG on behalf of Vivos to the seller in accordance with the MMG Purchase Note. These payments, plus any other payments made by the Company on behalf of Vivos, are added to the principal balance of the Vivos Promissory Note receivable. In 2018, all quarterly interest payments to be made in Vivos Note Period 2 were offset by the management fees due to Vivos. As of September 30, 2020, and December 31, 2019, the total outstanding balance was $2,719 and $2,666, which includes accrued interest receivable of $217 and $162, respectively.

On November 15, 2017, MMG executed an intercompany promissory note receivable with Vivos Real Estate in the amount of $772 (“Vivos RE Promissory Note”). As defined by the Vivos RE Promissory Note and agreement, the loan consists of two periods, where the first period from November 15, 2017 until June 30, 2018, no principal or interest payments were required but interest accrued monthly and a new loan amount of $781 was then subject to a second loan period. During the second period, interest is payable in 20 equal consecutive installments and the principal balance plus accrued and unpaid interest is due June 30, 2023. Interest during both periods accrues at a rate of 3.5% annually. In 2018, all quarterly interest payments to be made in Phase 2 were offset by the management fees due to Vivos. In addition, principal payments totaling $30 were made by Vivos. As of September 30, 2020, and December 31, 2019, the total outstanding balance of the Vivos RE Promissory Note was $746 and $772, respectively. The December 31, 2019 balance was eliminated during consolidation of the VIE during this period.

RELIABILITY INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(amounts in thousands, except per share data)

On June 12, 2019, MMG entered into a personal guaranty agreement with Naveen Doki, pursuant to which Mr. Doki personally guaranteed to MMG repayment of $3,000 of the balance of the Promissory Note issued to Vivos on November 15, 2017 within the 2019 calendar year via cash, stock, or other business assets acceptable to the Company. Mr. Doki is a 5% or greater beneficial holder of Company Common Stock, and therefore is a related party. As of February 2020, the Company filed a lawsuit against the majority shareholder, pursuant to the personal guaranty agreement for defaulting on the outstanding notes receivables.

On September 5, 2019, Maslow entered into a secured promissory note agreement with Vivos, pursuant to which Maslow issued a secured promissory note to Vivos in the principal amount of $750 (“Secured Note”). The note bears interest at 2.5% per year and requires Vivos to make monthly payments to Maslow of $10 beginning December 1, 2019, with balance due and payable on November 1, 2026. Upon an event of default, which occurs upon failure of Vivos to make any monthly payment due under the terms of the note, Maslow has the right to declare the entire unpaid balance of the note due and payable. The note is secured by 30,000,000 shares of Company Common Stock, which is due and payable upon a default by Vivos, which occurs upon failure of Vivos to make any monthly payment due under the terms of the note. However, under claims made within the Arbitration, the ownership of the 30,000,000 shares of Company Common Stock by certain Vivos Shareholders is in question.

In addition, both Naveen Doki and Silvija Valleru personally guaranty the repayment of the note by Vivos. Naveen Doki and Silvija Valleru are beneficial owners of Vivos and are also 5% or greater beneficial owners of Company Common Stock. As of September 30, 2020, and December 31, 2019, the total outstanding balance was $764 and $752, respectively, which includes interest of $14 and $2, respectively. This note is in default and the Company is pursuing collection.

Debt Settlement Agreements

On August 10, 2017, Vivos executed a receivable advance agreement with Argus Capital Funding. Maslow received a net advance of $487 in exchange for $705 of the Maslow’s accounts receivable. Included in this loan was a fee of $218. The agreement was refinanced on November 15, 2017, when Vivos, and Vivos Acquisitions, LLC, via Mr. Naveen Doki and Mr. Silvija Valleru entered into an agreement with CC Business Solutions, a division of Credit Cash NJ, LLC (“Credit Cash”) pursuant to which Credit Cash advanced to Maslow $600 in exchange for $780 of the Company’s accounts receivable, to be repaid fully by approximately May 20, 2019 (the “Maslow Credit Facility”).

In addition, pursuant to the same agreement, Credit Cash advanced to HCRN a credit facility in the principal amount of $1,005 (“HCRN Credit Facility”). Each of Maslow, Vivos, Vivos Acquisitions, LLC, Mr. Naveen Doki and Mr. Silvija Valleru guaranteed the HCRN Credit Facility. To secure repayment of their guarantee obligations, Maslow and Vivos granted to Credit Cash a security interest in all their assets. On September 14, 2018, Maslow defaulted on the Maslow Credit Facility. In addition, on same date, the HCRN Credit Facility went into default. As a result, repayment on both facilities was accelerated, with the full balance for each becoming immediately due and payable. On December 10, 2018, Maslow, Vivos, Vivos Acquisitions, LLC, Dr. Doki, and Dr. Valleru and Credit Cash entered into a settlement agreement in connection the November 15, 2017 agreement to govern the terms of the repayment of the HCRN Credit Facility and Maslow Credit Facility (“Settlement Agreement”). Pursuant to the Settlement Agreement, the Company agreed to pay $10 per week until the entire balance of the Maslow Credit Facility was paid off. Pursuant to a subsequent agreement dated May 17, 2019, not involving the Company, Vivos and Vivos Acquisitions, LLC agreed to fully repay the HCRN Credit Facility via quarterly payments beginning June 30, 2019. The HCRN Credit Facility as of October 29, 2019, has an outstanding balance of approximately $635. however, the total outstanding balance owed by the Company as of December 31, 2018 was $351. In September 2019, the Company has repaid the outstanding balance due for the Maslow Credit Facility under the settlement agreement in full.

RELIABILITY INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(amounts in thousands, except per share data)

The Company is facing pressure to make cash payments pursuant to the Settlement Agreements. The Vivos Shareholders that are the counterparties to the Liquidation Agreement are not cooperating with the Company to liquidate the shares subject thereto as contemplated thereby. The resulting time gap may present a liquidity issue for the Company.

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

As discussed in Note 4 (Convertible Debt), the term “warrant” herein refers to warrants issued by Maslow and assumed by RLBY as a result of the Merger. The terms of all Warrants are the same other than as to the number of shares covered thereby. The Warrant may be exercised at any time or from time to time during the period commencing at 10:00 a.m. Eastern time on first business day following the completion of the Qualified Financing (as defined below) and expiring at 5:00 p.m. Eastern time on the fifth annual anniversary thereof (the “Exercise Period”). For purposes herein, a “Qualified Financing” means the issuance by the Company, other than certain excluded issuances of shares of Common Stock, in one transaction or series of related transactions, which transaction(s) result in aggregate gross proceeds actually received by the Company of at least $5,000. The exercise price per full share of RLBY Common Stock shall be 120% of the average sale price of the RLBY Common Stock across all transactions constituting a part of the Qualified Financing, with equitable adjustments being made for any splits, combinations or dividends relating to the RLBY Common Stock, or combinations, recapitalization, reclassifications, extraordinary distributions and similar events, that occur following one transaction constituting a part of the Qualified Financing and prior to one or more other transactions constituting a part of the Qualified Financing (the “Exercise Price”).

Convertible note warrants were not valued and included as a liability on the Company’s consolidated balance sheet because of uncertainty around their pricing, value, and low probability at this juncture in receiving the $5,000qualifying event. $125 of the convertible notes reached maturity at the end of June 2020, resulting in return of principal with interest of $140. The remaining convertible notes were paid in full during the three months ended September 30, 2020.

On December 1, 2019, the Company acquired assets of IQS from Vivos Holdings Inc. as described in Note 1 above.

The Company is involved in a number of disputes with Vivos as described in Note 5 above.

NOTE 8. BUSINESS SEGMENTS

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

September 30, 2020

(amounts in thousands, except per share data)

The following table provides a reconciliation of revenue by reportable segment to consolidated results for the three and nine months ended September 30, 2020 and 2019, respectively:

For three months ended:

	2020	2019
Revenue:
EOR	$4,874	$9,139
Recruiting and Staffing	1,107	484
Video and Multimedia Production	215	410
Other	5	42
Total	$6,201	$10,075

For nine months ended

	2020	2019
Revenue:
EOR	$15,826	$25,214
Recruiting and Staffing	3,547	1,437
Video and Multimedia Production	796	1,243
Other	30	112
Total	$20,199	$28,006

NOTE 9. CONTINGENT LIABILITY

On January 22, 2018, VREH executed a mortgage loan for the purchase of the property at 22 Baltimore Rd., Rockville, Maryland, and the Company executed a guarantee of this loan. The loan was in the amount of $1,875 with an interest rate of 4.5% annually for the first 60 months of the loan and increasing to 5.25% annually on January 28, 2023 for the remaining 59 months. The monthly payments during repayment period is $11 with a lump sum payment of $1,393 on December 28, 2027. The outstanding balance on this mortgage loan as of September 30, 2020 was $1,768. The Company has not yet been called on to make any payments under its guarantee.

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 9, 2020, the date on which the unaudited consolidated financial statements were available to be issued. No material subsequent events have occurred that would require recognition in or disclosures in the accompanying unaudited consolidated financial statements except that:

On October 7, 2020, the Board Directors determined to reduce the number of employee directors on the Board and Mark Speck, the Chief Financial Officer of the Company, volunteered to resign as a director effective October 7, 2020.

On October 7, 2020, the Board of Directors of the Company appointed John Chanaud to fill the vacancy created by the resignation of Mark Speck. The initial term as director for Mr. Chanaud will expire upon the election of his replacement at a duly called meeting of shareholders. Mr. Chanaud is independent under the Company’s criteria for determining director independence. It is expected that Mr. Chanaud will be appointed as a member of each of the Company’s Compensation Committee and Audit Committee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This section includes several forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to future events and financial performance. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “can,” “could,” “should,” “intends,” “project,” “predict,” “plans,” “estimates,” “goal,” “target,” “possible,” “potential,” “would,” “seek,” and similar references to future periods. These statements are not a guarantee of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. The uncertainties surrounding the impact of the COVID-19 pandemic continues to make forward looking assumptions and estimates very volatile. Moreover, the continued contradictory advice between the federal and state governments regarding such matters as reopening schools, social distancing and mask requirements make it even more difficult to predict the timing of a return to pre-pandemic levels, particularly in the media production space. The current potential for a surge of cases heading into the late fall, winter period could also impact the accuracy of forward looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: the continuing impact of the COVID-19 pandemic on us and our clients including renewed lock-downs that may be required if a surge levels are not contained; our ability to access the capital markets by pursuing additional debt and equity financing to fund our business plan and expenses on terms acceptable to the Vivos Shareholders or at all; negative outcome of pending and future claims and litigation and our ability to comply with our contractual covenants, including in respect of our debt; potential loss of clients and possible rejection of our business model and/or sales methods; weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers’ projects or the inability of our customers to pay our fees; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; and government policies, legislation or judicial decisions adverse to our businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. We recommend readers to carefully review the entirety of this Quarterly Report, the “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the other reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

The following discussion and analysis of our financial condition and results of operations, our expectations regarding the future performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors including those described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with our financial statements and related notes thereto and other financial information included in this Quarterly Report on Form 10-Q.

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

There have been no material changes or developments in the Company’s evaluation of the accounting estimates and the underlying assumptions or methodologies that it believes to be Critical Accounting Policies and Estimates from those disclosed in its Form 10-K for the year ended December 31, 2019.

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

RESULTS OF OPERATIONS

Effects of COVID-19 Pandemic

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. On March 30, 2020, Maryland governor Larry Hogan issued a stay at home order which resulted in the Company moving to a work from home model. We reacted as soon as March 20, 2020 when we instituted furloughs and cut administrative pay by 10% and executive pay by 15%. Other non-essential costs were reduced or eliminated. Whereas we were prepared for this situation and were able to adapt quickly, our business began to suffer from companies and governors in the other 49 states simultaneously or subsequently issuing similar orders.

Much of our billable workforce began working from home dependent on client instructions. Some IT staffing clients in the healthcare space were still able to have employees and contractors come to their facilities due to essential service exceptions. However, we still began to observe stronger negative impact in the media space as our client partners demand began to wane in all segments. In April and May combined, we saw a 49% decline in revenue when compared to same periods in 2019.

On April 29, 2020 we were formally approved by TBK bank and the SBA for Payroll Protection (PPP) lending. With the board approving the loan provisions in the loan documents presented to us on the same day, May 4th, the proceeds totaling $5,216 were then released on May 5, 2020.

As of September 30, 2020, we had deployed all $5,216 in PPP funds. The Company believes that 99% of the PPP funds deployed have been for eligible payroll per the SBA regulations governing fund eligibility for fund use and forgiveness. However, there is no certainty that any of or all the PPP funds will ultimately be forgiven.

Because our administrative staff continued to be productive using our web-based applications from the safety of their homes, management decided to terminate its lease at 22 Baltimore Road with Vivos Real Estate, affording Vivos Real Estate 30 days of notice prior to the effective termination date of April 30, 2020. And because our lease was on a month to month basis, there was no penalty or negative consequences associated with this action. We do not believe our work from home protocols have materially adversely impacted our internal controls, financial reporting systems or our operations.

During this period, our critical priorities continue to be the health and safety of our team members, field talent, candidates, and client partners.

The extent to which the coronavirus impacts our results will depend on future developments, which are uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, circumstances permitting people to return to work, among others. A surge in cases during the fall and winter could result in additional shutdowns or protocols that could adversely impact the Company.

We expect that the social distancing measures, the reduced operational status of our client partners, reductions in production at certain client partners facilities, and general business uncertainty will continue to significantly effect demand in all our segments throughout the remainder of 2020, and possibly beyond.

In the last two months of the third quarter our customers began to reengage in their media activities due in part to a relaxation of state COVID-19 measures, and because customers had instituted safe policies and procedures for their and our employees to return to work. In addition, media coverage of the national election and return of the National Football League in September, propelled business from its COVID-19 lows but not to the levels of 2019. Due to the many uncertainties at this time, no assurance can be given that this trend will continue at its current pace.

Revenues

Revenues for the three months ended September 30, 2020 was $ 6,201, an increase of $1,004 or 19% over the quarter ending June 30, 2020 but a decrease of $3,874 or 38% to same quarter ending September 30, 2019. The comparable drop to 2019 was predominantly due to reduced demand for services resulting from the COVID-19 pandemic. EOR revenue dropped 47% and Video and Multimedia production declined by 48%, as clients continued to curtail studio and on-site productions due mostly to stay at home / shelter in place state orders. Staffing Revenues however increased 4% due to IQS IT staffing which was not in place a year ago.

For the nine months ending September 30, 2020 revenues were $20,199, which was $7,807 or 27.9% less than the nine-month period ending September 30, 2019. This variance can also be attributed to reduced demand for workforce services due to COVID-19 pandemic.

IQS staffing revenues when compared to its pre-acquisition records as a stand-alone company, declined in the third quarter by $283 from $926 to $643, or 31%

IQS IT staffing Revenue for the three-month period ending September 30, 2020, totaled $624 which was 27% off the pace of a year ago when it was $855 due to the causes stated above which although began in mid-March 2020, did not affect this IT business as much until the end of the second quarter.

IQS IT staffing Revenue for the nine-month period ending September 30, 2020, totaled $2,066 which was 11.7% off the pace of a year ago when it was $2,340.

Cost of Revenue / Gross Profit

The Company’s gross margin in the third quarter was $654 or 10.5% which was well short of our second quarter performance of $723 and 13.9% respectively. This was caused by 2 factors: i) an arrangement MMG made with one of our customers to employ our PPP funds directly for a limited number of resources assigned to this client. Hence, we returned up to 14 media specialists, so far, to work and billed our client only the gross profit portion and not approximately $116 in payroll costs. Although we still had PPP funds when this arrangement commenced, it has continued several weeks past the point when we exhausted the PPP funds for its intended use. Because PPP fund forgiveness and accounting use has not been finalized, we could not apply these funds as a subsidy to amply offset our cost of revenue for this project. Otherwise our gross margin would have been $770 and 12.4% for quarter and our gross profit total would have exceeded our second quarter total of $723 by $47; ii) the other reason for the margin decline was that our EOR business, which is our lowest margin segment, improved in a greater proportion to the other two segments, with EOR representing 73% of the revenue in the second quarter to 79% in the third. In contrast the IQS business, our highest margin declined by 3% in revenue when comparing the third quarter 2020 to the second.

When comparing gross profit performance for the quarter ended September 30, 2020 to its 2019 counterpart, the third quarter 2020 yielded $654 or a 39% decrease in gross profit compared to a year ago. IQS contribution to gross profit was at $262 which represents 28.5% of the Company’s third quarter gross profit.

IQS IT staffing’s gross margin was 30% for the quarter ending September, and year to date is now at 31%. A change in client composition has compacted margins from 34% to 31%.

IQS IT staffing’s operating income for the nine-month period ending September 30, 2020 was $182 compared to a loss of ($21) a year ago. This is due to our ability to take on this business and manage with existing organizational structure resulting in an elimination of redundancies.

Company gross profit for the nine months ended September 30, 2020, of $2,409 was $570 less or 19% less than it was a year ago at $2,979. September’s revenue at $2,542 represented 41% of our third quarter revenue and was a 43% improvement over the average of the 5 preceding months beginning in April and ending in August. This improvement can be attributed to increases in EOR services demand by AT&T, Janssen, and WETA which began increasing their media resources to percentages approaching pre-COVID 19 levels.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2020 were $1,086 as compared to $724 in 2019. The increase is due to costs associated with being a public company and higher legal costs which totaled approximately $214 and $131, respectively, or $345 which exceeds the $314 difference. The other major SG&A increase in comparing 2020 third quarter to a year ago is $128 comes from IQS administrative salaries. So, when comparing MMG operating costs in the third quarter 2020 to 2019, costs were reduced by $159, representing a 21% improvement.

For the nine months ending September 30, 2020, SG&A expenses of $3,438 were $1,398 greater than 2019 with an identical paradigm to the quarter with cost associated with being a public company and higher legal costs being the drivers, totaling approximately $868 and $333, respectively, for a total of $1,201 of the $1,398 difference.

Interest Expense

The Company recognized interest expense in the amount of $30 during the three months ended September 30, 2020, compared to $100 in 2019. The decrease was attributable to interest on the $850 in convertible notes and offset by a large reduction in use of factoring which was due to the reduction of revenues and the PPP funds which do not necessitate immediate borrowing for working capital.

For the nine months ending September 30, 2020, interest expense increased to $283 compared with $273 in 2019 primarily due to the $725 in interest on the convertible notes the Company in the third quarter of 2020 compared with $491 in 2019.

Our factoring costs decreased year over year as the necessity to factor invoices was significantly diminished after receipt of the PPP funds. Prior to receipt of the PPP funds, our average cash balance was $395, while employing 85-90% of factoring capabilities. Use of PPP funds for payroll and rent enabled cash reserves to be fortified as our average cash improved to $657 in the third quarter 2020. Hence, our 2020 factoring costs (factoring fee plus interest) were $8 compared to $79 in 2019.

Net Income (Loss)

The Company incurred a net loss during the three months ended September 30, 2020 of $192 compared to net profit in the same period 2019 of $157.

The $349 increase in net loss can be attributed to i) reduction in revenue by $3,874 leading to gross profit decrease by $406 as a result of COVID-19 customer reductions in force; ii) corporate costs much of which are public company related ($214, see quarterly G&A results above) totaling $419 which include legal costs associated with shareholder disputes totaling $131; iii) increase in cost of revenue due to the customer subsidy described above totaling $116 iv) additional losses were offset by income tax benefit of $237.

For the nine months ended September 30, 2020, the net loss was $753 versus a profit of 533 in the same period in 2019. The $1,286 variance can be attributed less to the same factors cited above which can be simplified by focusing on the $570 gross profit deficit and corporate costs of $1,191 that were not necessary a year ago. Those two changes alone account for a $1,762 reduction in operational profit in the nine months ending on September 30 in 2020 to a year ago offset by income tax benefit of $286.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash generated from operations via traditional accounts receivable activities and via borrowings under our Factoring Facility (up to 93%) with Triumph and receivables enabling access to the 7% unfactored portion. Because certain large clients have changed their payment practices announcing 60 and 90 day terms amounting to a unilateral extension to contractual terms by 30-60 days, we can be adversely impacted since Triumph, and most other factoring institutions no longer provide credit after an account obligor who pays 30 or more days from their contractual terms.

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

The Company expected to have promissory note receivable for $3,000 repaid by Naveen Doki at the end of 2019. In the first quarter of 2020, the Company continued to pursue repayment as the impact of not having that cash returned to the Company coupled with approximately $900 more a year in costs associated with being a public company and the inability to tap the capital markets due to not having any available shares, resulted in cash challenges.

Also, as described in Note 5 to the Financial Statements above, Vivos Holdings LLC has defaulted its secured promissory note that would have paid $10 per month to Company.

In the third quarter of 2020, the Company made required repayments of principal and interest of approximately $806 pursuant to the convertible notes. This completed the repayment of outstanding notes having an aggregate value of principal and interest of approximately $946.

In March 2020, a national, lockdown began to unfold due to the COVID-19 pandemic. This resulted in a significant loss of business starting the last week of March 2020, resulting in a reduction of billing by approximately 51% in the combined months of April and May 2020.

On May 5, 2020, MMG received the PPP Loan. Subsequently, the Paycheck Protection Flexibility Act, was passed by Congress and signed by the President on June 3, 2020, which among other changes and provisions, allowed for the funds to be employed over a 24-week period versus 8. By utilizing these funds for their intended purpose of payroll, with forgiveness potential over the first 24 weeks, the Company has been able to free up cash to pay other expenses and obligations, while also improving our non-PPP working capital. As stated above under Interest, use of PPP funds for payroll and rent enabled cash reserves to be fortified to average (Non PPP) working capital of $458 from May 1 through July 6, 2020, from a previous 4 month average of $395.

Cash employed to repay the convertible notes in the second quarter totaled $140 and required disbursement in the third quarter of $806. Although the outlay of the $806 in the third quarter had a substantial impact on cash flows, the Company expects to have sufficient working capital after making these payments.

Net cash provided by operating activities during the nine months ended September 30, 2020 was $586 compared to $136 in the comparable period of 2019. The change was attributable to an increase in legal expenses and other costs associated with being a public company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Risk Controls and Procedures

(a) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting, known to the President and Chief Financial Officer that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RELIABILITY INCORPORATED AND SUBSIDIARIESOTHER INFORMATION

September 30, 2020

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

On or about February 17, 2020, the Company, as plaintiff, filed a complaint with the Circuit Court of Montgomery County, Maryland against Vivos Holdings, LLC, VREH and Naveen Doki (the “Defendants”), to enforce Maslow’s rights under certain promissory notes and a personal guarantee made by the defendants (the “Debt Collection Suit”). The aggregate amount of these obligations as of the Balance Sheet Date is approximately $4,229. The case is proceeding. The Company believes that it will be granted a judgment in its favor. Maslow intends to continue to vigorously pursue this litigation. The trial on this matter is scheduled for March 2021.

On or about May 6, 2020, the Defendants filed with the Circuit Court of Montgomery County, Maryland a Counterclaim and Third-Party Complaint for Damages, Declaratory and Injunctive Relief and Jury Demand (the “Counterclaim”), The Company believes that the Counterclaim has no merit. The Company will vigorously defend itself and its indemnified officers, directors and other parties as permitted by the Company’s organizational documents. The Company and the other Counterclaim defendants have moved to have the Debt Collection Suit and the Counterclaim stayed pending the outcome of the Arbitration described below. Trial on this matter is scheduled for March 2021. The Defendants have also brought a motion seeking an injunction related to corporate matters. The Company has objected to this motion and a hearing has been scheduled for November 2020.

On or about June 5, 2020, the Company submitted a Claimant’s Notice of Intention to Arbitrate and Demand For Arbitration (the “Arbitration”) with the American Arbitration Association in New York, and to the Respondents thereto: Naveen Doki; Silvija Valleru; Shirisha Janumpally (individually and in her capacity as trustee of Judos Trust); Kalyan Pathuri (individually in his capacity as trustee of Igly Trust) and Federal Systems (the “Respondents”). The Arbitration alleges that the Respondents breached the Merger Agreement in a number of significant respects and committed fraud in connection with the Merger. The Company is seeking damages which if granted will likely be the remedy set forth within the merger agreement which is in whole or in part shares of Company Common Stock received by the Respondents in connection with the Merger. The Company has brought a motion to compel the Arbitration which is currently being decided by the Federal Courts in New York. The Company believes a strong basis for the motion exists, but no assurance can be given that it will be granted. Regardless, the Company intends to pursue claims under the Merger Agreement in whatever venue is required.

On June 12, Igly Trust, a Vivos entity, brought an action in Texas to compel the Company to provide it certain corporate records, including the Company’s shareholder list. The Company has moved to have this action stayed pending the outcome of the Arbitration.

On February 28, 2020, Healthcare Resource Network, LLC (“HCRN”) filed a complaint against Maslow in the Circuit Court of Montgomery County, Maryland. The plaintiff has not specified any alleged damage caused by Maslow and the Company believes any claims are without merit. The Company will defend itself from this case. Since HCRN’s primary claim relates to the improper actions of Vivos, the parties have been discussing the tolling of HCRN’s claims against the Company while both the Company and HCRN, together or separately, resolve the matters against Vivos. On September 3, 2020, MMG and HCRN entered into a Tolling Agreement pursuant to which HCRN dismissed MMG from this litigation without prejudice and agreed to forebear filing a new complaint or initiating any lawsuit or other legal proceeding against MMG until January 31, 2022.

On September 28, 2018, Credit Cash filed a complaint against Maslow, Vivos, Vivos Acquisitions, LLC, Dr. Doki, Dr. Valleru (the “Parties”) and other defendants in the United States District Court for the District of New Jersey for, among other things, breach of contract of the Maslow and HCRN Credit Facilities and their respective guaranties in relation to the November 15, 2017 agreement (the “DNJ Action”). On October 30, 2018, Credit Cash filed a motion to intervene in an action pending in New York State, Monroe County, filed by HCRN and LE Finance, LLC against the Parties, and other defendants (“NY State Action”). On December 10, 2018, the Parties entered into a settlement agreement for the purpose of settling certain claims related to the DNJ Action only. Pursuant to the settlement agreement, certain repayment terms were agreed upon between Credit Cash and the Parties, but Credit Cash did not relinquish the right to pursue any claims related to the NY State Action, nor to pursue any remedies against any of the parties in relation to the November 15, 2017 agreement. Certain of the Vivos Shareholders executed and delivered to Maslow that certain Agreement for the Contingent Liquidation of the Common Stock of Maslow Media Group, Inc., dated as of October 28, 2019 (the “Liquidation Agreement”), pursuant to which such Vivos Shareholders pledged to Maslow the shares of Company Common Stock they received in the Merger to provide the capital required to satisfy the Parties’ obligations under the Settlement Agreements. Vivos Shareholders misrepresented upon the execution of the Liquidation Agreement to Maslow the status of its obligations under the Settlement Agreement, which were, in fact, then in default. To date these Vivos Shareholders have not cooperated with the Company to monetize those shares as contemplated by the Liquidation Agreement. The Company will take appropriate action to enforce its rights under the Liquidation Agreement, which actions will be dictated in part by the outcome of the Arbitration. On or about March 16, 2020, Credit Cash entered its New Jersey confession of judgment with the Circuit Court of Montgomery County, Maryland.

The Company may be required to make cash payments pursuant to the Settlement Agreements (filed as exhibits 10.4, 10.5 and 10.6 the Company’s Current Report on Form 8-K filed on October 30, 2019).

On or about May 5, 2020, Libertas Holdings LLC and Kinetic Direct Funding entered their New York confession of judgment with the Circuit Court of Montgomery County, Maryland, and have approached the Company regarding payment, which the parties have been discussing. The Vivos Shareholders that are the counterparties to the Liquidation Agreement are not cooperating with the Company in regard to the payment of the debt. These debts were incurred by another company held by the Vivos Shareholders for the other company’s benefit but for which Maslow, while under the Vivos Shareholders ownership, guaranteed payment for the benefit of the other company.

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

As more fully described in Note 5 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements above, we are currently engaged in litigation and arbitration with the Vivos Shareholders. The litigation includes multiple complaints and counterclaims by us and the Vivos Shareholders in venues in Maryland and Texas. The arbitration was brought by the Company to enforce its rights under the Merger Agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 15, 2020, Larry Gaffey, a member of the Board of Directors of the Company and a member of the Audit and Compensation Committees thereof, notified the Company of his intention to retire from the Company’s Board of Directors for personal reasons, effective July 15, 2020. Mr. Gaffey did not advise the Company of any disagreement with the Company on any matter relating to its operations, policies, or practices.

On August 10, 2020, the Company appointed Louis Parks to the Board of Directors. Generally, Mr. Parks will serve as an independent director under the Company’s criteria for determining director independence. Mr. Parks was also appointed as a member of each of the Company’s Compensation Committee and Audit Committee.

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

Upon his appointment to the Board, the Company entered into its standard form of indemnification agreement for directors with Mr. Parks, which indemnification agreement, among other matters, is intended to provide indemnification rights to the fullest extent permitted under applicable law, including the applicable indemnification rights statutes in the State of Texas, and is in addition to any rights a director may have under the Company’s organizational documents. The Company’s form of indemnification agreement is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2019 and incorporated herein by reference.

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

RELIABILITY INCORPORATED
(Registrant)

November 12, 2020	/s/ Nick Tsahalis
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

