Form 10-K
period 2020-12-31
RELIABILITY INC
filed 2021-03-31
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period from January-1-2020 to December-31-2020

Commission File Number: 000-07092

RELIABILITY INCORPORATED

(Exact Name of Registrant as Specified in Its Charter)

Texas	75-0868913
(State of Incorporation)	(I.R.S. Employer Identification Number)

12124 Skylark Rd, Clarksburg, Maryland	20871
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(202) 965-1100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock No par value	N/A

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes, [X] No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes, [X] No

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes, [  ] No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). [X] Yes, [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of December 31, 2020 was $21,300,000 (based on the closing sale price of the Registrant’s common stock on December 31, 2020 as reported on OTC American).

As of March 31, 2021, there were 300,000,000 shares of the Registrant’s common stock outstanding.

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

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. The outbreak and any preventative or protective actions that governments or we may take in respect of this coronavirus may result in a period of business disruption, reduced customer traffic and reduced operations. The Company expects that the impact of this coronavirus will continue to be materially negative in the short term. The full financial impact cannot be reasonably estimated at this time but may materially continue to affect our business, financial condition and results of operations. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, circumstances permitting people to return to work, among others. In reaction to the COVID-19 pandemic, federal and state legislatures have been attempting to push through legislation, much of which affects the employee-employer relationship, and these new laws may have a material impact on our operations, business, finances and prospects. Recently some states have been reducing or eliminating restrictions instituted to contain the spread of the virus, while this may result in a trend toward a more normalized environment, the restrictions may be reinstituted if circumstances warrant. No certainty can be provided as to the future track of the COVID-19 pandemic or the governmental responses to it. Recent federal legislation has proposed significant federal stimulus funds to address the economic impact of the pandemic, and while such legislation may be a positive factor for the Company’s business, no assurance can be given that any such stimulus will ultimately be enacted or that such legislation will in fact benefit the Company.

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

As used in this Annual Report, the terms “we,” “us,” “our,” “Reliability,” “Maslow,” “MMG” and the “Company” meaning Reliability, Inc. and its operational subsidiary, Maslow Media Group Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in thousands except for share and per share values, unless otherwise indicated.

The disclosures set forth in this report should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2020. All dollars, except earnings per share, presented in this Form 10-K are in thousands ($000).

Part I

ITEM 1. BUSINESS

OVERVIEW AND HISTORY

Reliability Incorporated (“Reliability” or the “Company”), headquartered in Clarksburg, Maryland, through its wholly owned subsidiary, The Maslow Media Group, Inc. (“Maslow” or “MMG”), provides workforce solutions to its clients consisting primarily of Employer of Record (“EOR”) services, recruiting and staffing, and video and multimedia production. The Company focuses on domestic clients but provides services to these clients throughout the world. The Company’s clients are in diverse industries including media, financial services, banking, medical devices, pharmaceuticals, telecommunications, energy, healthcare, photography and chain restaurants.

Maslow was founded in 1988 by Linda Maslow whose impetuous was recognizing the need for a single resource that could provide qualified production crews to Washington, D.C.’s television, cable, and multimedia outlets. Maslow was later incorporated in Virginia in 1992 and changed its name to our current legal name, The Maslow Media Group, Inc. Maslow’s initial business consisted of providing “script to screen” services which consisted principally of providing production management and services to television, cable, and multimedia outlets. Over time, Maslow expanded its product offerings, adding workforce management solutions, such as EOR services, and recruiting and staffing services. As Maslow grew, it expanded its geographic footprint by acquiring clients outside of the Washington D.C. metro area.

On November 9, 2016, Linda Maslow sold the business to Vivos Holdings, LLC (“Vivos Holdings”) owned by Naveen Doki (“Mr. Doki”) and Silvija Valleru (“Mrs. Valleru”).

In 2018, Vivos Holdings and several other Vivos companies, (“Vivos Group”) engaged an investment banker who approached management of Reliability to discuss a potential reverse merger transaction. The reverse merger was consummated on October 29, 2019. As a result of the Merger, Vivos Holdings acquired approximately 86% of the issued and outstanding shares of Reliability which were distributed by Vivos Holdings; two married couples through their direct ownership of shares as well as indirect ownership through entities controlled by them.

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

Since the Merger, Maslow expanded its staffing vertical footprint by acquiring the business assets of Intelligent Quality Solutions Inc. (“IQS”), providing IT Staffing solutions in December 2019, which formerly operated in Plymouth, Minnesota.

On or about February 17, 2020, the Company, as plaintiff, filed a complaint with the Circuit Court of Montgomery County, Maryland against Vivos Holdings, LLC, Vivos Real Estate Holdings, LLC and Mr. Doki (collectively “Vivos Debtors”), to enforce Maslow’s rights under certain promissory notes and a personal guarantee made by the Mr. Doki. On or about May 6, 2020, the Defendants filed a counterclaim and third-party complaint for Damages, declaratory and injunctive Relief and jury Demand (the “Counterclaim”). Both cases are proceeding to go to trial scheduled to begin October 4, 2021. We refer to this dispute as the “Vivos Matter.” Please see Item 3 under LEGAL PROCEEDINGS for more detail and context.

As of March 15, 2021, there were 300,000,000 shares of the Company’s common stock, no par value per share (the “Company Common Stock,” or “Common Stock”) outstanding.

EMPLOYEES

As of March 23, 2021, we had 22 team members (staff employees) at our Clarksburg, MD corporate and remote locations. During the fiscal year ended 2020, we assigned approximately 1,067 field talent workers and approximately 129 were working on average throughout the year.

As of March 23, 2021, 648 active field talent workers had been employed over the past 6 months.

Approximately 10% of our field talent are represented by a labor union. We are not aware of any current labor efforts or plans to formalize organize any of our other team members or field talent. To date we have not experienced any material labor disruptions.

Because of the sudden drop-in client requirements due to the COVID-19 pandemic, in March 2020 the Company reduced the hours of contracted employees, reduced corporate salaries, and furloughed six (6) general and administrative personnel. However, upon receipt of Payroll Protection Act (“PPP”) funds totaling $5,215,605 in early May 2020, the Company was able to bring back those employees willing to return, plus commence hiring in direct proportion to our client resource demands. The Company also returned those reduced corporate salaries back to normal levels and paid back the previously suspended amounts. The Company also lowered a number of sales and recruiting employee salaries as part of a compensation restructuring, moving more of their compensation to a performance-based commission.

PRODUCTS

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

The EOR services offered by Maslow consist of the following principal activities;

●	state employment registration;
●	employee onboarding/offboarding;
●	payroll processing;
●	benefits offerings and administration;
●	workers compensation claim management;
●	employee relations;
●	regulatory compliance;
●	manage State/County/City mandated employee benefits, such as paid safe and sick leave; and

○	Locality mandated training administration
○	Unemployment claims administration

●	on site workforce management

The EOR solution is different than a professional employer organization (“PEO”). In the PEO model, the workers are employees of the PEO’s client. EORs differ from PEOs in that the EOR;

●	is the employer of the customer’s worker;

●	assumes all liabilities (i.e., U.S. Department of Labor classification, worker’s compensation, etc.) and responsibilities for its workers provided to customers;

●	is responsible for all compliance with federal and state regulations, including healthcare mandates such as the Affordable Care Act;

●	customers maintain a single service agreement with the EOR;

●	has the ability to offer employee benefits to workers that may not be provided on a cost-effective basis by the customer;

●	manage all issues arising from employment contracts; and

●	provides its own benefit plan to its employees, meaning clients could enact a significant savings depending on generosity of their benefit package to their employees.

Recruiting/Staffing

Maslow has been in the staffing business for over thirty years. During that time, Maslow has developed, and we continue to develop, a large global network of multimedia and video production workers for our media clients, camera crews and other technical and creative talent. Maslow uses this extensive network to rapidly respond to our clients’ needs for contingent staffing and permanent placements.

In December 2019, Maslow acquired the operational assets of Intelligent Quality Solutions, Inc. (“IQS”), a staffing firm focused on information technology (“IT”) related industries and specializing in software testing. IQS formerly operated out of Plymouth, Minnesota.

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

Our staffing services place workers with clients for assignments lasting from three months to an indefinite time period or the placement of full-time equivalent employees on a contingency fee basis. We offer our clients several levels of staffing services including providing just the managed service or more involved assignments consisting of staffing an entire department or providing the workforce for a large project.

In some cases, we place an experienced workforce manager on-site at our client’s place of business. This manager then has responsibility of conducting all recruiting, employee screening, interviewing, drug testing, hiring and employee placement for employees at the client’s place of business.

As is common in the staffing industry, our engagements to provide temporary services to our client are generally of a non-exclusive, short-term nature and subject to termination by our client with little or no notice.

Video/Multimedia Production

Maslow continues to be a provider of multimedia and video production solutions. Maslow provides script-to-screen production services for corporate, government and non-profit clients.

We use our large, pre-vetted network of worldwide freelancers with high-level technical and creative skills to respond quickly to our clients’ needs. Our network includes directors of photography, audio engineers, make-up artists, field producers, gaffers and grips, talent, teleprompter operators, and drone operators. Maslow provides video production services to our clients for the purpose of branding videos, documentaries, Public Service Announcements, training modules, live events, webcasts, animation, projects, and more. Our freelance video production teams and clients collaborate with our in-house, full-time Video Production Managers who bring years of experience to every project, and who work side-by-side with the team to create the vision and story for the project. In addition to human assets, Maslow sources the latest technical broadcast equipment for television, the internet and social media. Our network includes freelance talent across the globe to allow us to provide local talent, resulting in cost savings to our clients.

Maslow provides, among others, the following production services;

●	pre-Production conceptualization of final video deliverable;

●	project consultation from scriptwriting to site scouting;

●	budget development and management;

●	booking and managing of logistics for field and studio teams;

●	broadcast level HD camera crews and field support worldwide including makeup artists, AV support, field producers, and full equipment rental;

●	post-production facilities and freelance support including non-linear editors, graphic artists, narrators and actors;

●	animation and graphic design development, including whiteboard animation;

●	live transmission services from satellite to streaming; and

●	management of fully staffed client studios.

Intelligent Quality Solutions (“IQS”)

The Company operates its IQS assets as an IT staffing division within Maslow. Maslow provides quality assurance (“QA”) analysts, engineers, R&D, testers, developers, business systems analysts and other resources to our customers in a myriad of industries including those manufacturing and or providing medical devices, health care, energy technologies, mobile communications, and photography, as well as restaurant chains.

We have significant experience with Software Quality Management SQM, affording our clients sophisticated Independent Verification & Validation (“IV&V”) and QA Consulting Solutions. Our clients can leverage our software testing experience to verify and validate the effectiveness of the applications they deploy and thereby get the best value for their technology investments. We provide staff augmentation and permanent placement from our technical resource pool comprised of top industry professionals. Our team members are typically full-time IQS employees that have established themselves as leaders in their chosen field. We can augment your team with any of the following skill sets:

●	architect
●	automation Architect
●	devOps Engineer
●	medical Device Engineers (including Quality Engineers, R&D, Manufacturing and Electrical)
●	QA Tester
●	program Manager
●	project Manager
●	QA Analyst
●	quality Engineer (“QE”) and
●	software Developer.

IQS is an innovative leader in information technology staffing and staff augmentation. As a partner, we provide expertise and technology to help companies achieve their optimal growth and profitability by securing the right talent at the right time. We also offer integrated workforce solutions as a managed service to give companies even more valuable resource options.

Our teams support client projects with dedicated research, sourcing and recruiting specialists. IQS provides ongoing training for our managed teams, keeping them abreast of industry trends, practices and technologies. Clients who have partnered for managed Human Resource operations and services with IQS have discovered that they lower costs, reduce risk and streamline critical processes.

Our dedicated recruiting project teams provide:

●	search/Recruiting
●	staffing/On-boarding
●	payroll Administration
●	benefits Administration (where applicable)
●	workers Compensation Claims
●	contingent Workforce Management
●	employee Relations
●	labor Law Requirements and
●	state Employee Registration.

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

Per Staffing Industry Analysts 2019 North America Staffing Company Survey, the 2019 trend expected to have the most impact to staffing businesses include: An increased role for technology/artificial intelligence (“AI”), expansion of gig work and staffing convergence with human cloud, increased VMS/MSP use, a continuation of talent shortages, more legislative/regulatory involvement in staffing, clients doing more in house recruiting, negative economic trends, and increased use of flexible/remote work.

The temporary staffing industry is large and highly fragmented with thousands of competing companies. It is estimated that the 2021 U.S. temporary staffing market will be $136.4 billion, which is up from an estimated $119 billion in 2020. The market hit a high in 2019 at $151.8 billion. Staffing companies compete both to recruit and retain a supply of field talent and to attract and retain clients to use these workers. Client demand for temporary staffing services is dependent on the overall strength of the labor market and trends toward greater workforce flexibility. The temporary staffing industry includes several markets focusing on business needs that vary widely in duration of assignment and level of technical specialization.

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

In reaction to the COVID-19 pandemic, federal and state legislatures have proposed and enacted legislation affecting the employee-employer relationship and these new and proposed laws may have a material impact on our operations, business, finances and prospects. For instance, restrictions have been instituted in several states preventing large number of employees to return to the office. No certainty can be provided as to the nature of these new regulations or their impact. Individual states continue to change their pandemic related requirements to relax or remove restrictions on employers, but not assurance can be given as to the effect of these changes or the potential that they may be reimposed if conditions warrant.

OUR CLIENTS

A large portion of our business comes from two clients, AT&T Services, Inc. (inclusive of its DirecTV division) (“AT&T”) and Janssen Pharmaceuticals (which includes workforce partners Ortho McNeil and Johnson & Johnson). AT&T and Janssen Pharmaceuticals accounted for 28.8% and 10.9% of the Company’s total revenues for 2020. In 2019 AT&T accounted for 37.5% of the Company’s business while Janssen accounted for 11.3%. The combination of revenue from new accounts and a drop in revenue by AT&T by 25% due to COVID-19 stay at home orders resulted in a more egalitarian client mix.

AT&T comprised of 48.5% and 50% of the accounts receivable balance as of December 31, 2020 and 2019, respectively. Janssen Pharmaceuticals comprised of 18.4% and 19% of accounts receivable as of December 31, 2020 and 2019, respectively. No other client exceeded 10% of revenues.

Other significant customers include Morgan Stanley, Goldman Sachs, Abbott Labs, Kaiser Permanente, Discovery, WETA, Felix Lighting, Liberty Mutual, US House of Representatives, and Strayer University. We additionally have a number of fast-growing tech and IT government contracts which outsource organizations recruiting process to Maslow/IQS.

GROWTH STRATEGY

Maslow had developed its expertise in the EOR market principally in the media industry. We believe there is an opportunity to leverage this expertise into other industries. The client acquisition challenge outside of media consists principally of educating prospective clients of the merits of the EOR solution over other options, finding the unique opportunities in each industry or within a corporate client that lend itself for an EOR solution, and competition from other providers of EOR services. The existing pandemic may make EOR a more desirable solution to companies that are looking for more agile ways of changing the headcount and nature of portions if not all of their workforce in an expeditious and low risk manner.

If the Vivos Matter (defined and referenced in Overview section) is resolved, the Company plans to tap the capital markets to pursue an aggressive, disciplined acquisition growth strategy, both in terms of raising capital and using our shares as currency to acquire additional businesses. We believe that the staffing/EOR segment is fragmented and while there are several large players in the industry, there are also a significant number of smaller businesses that would make acquisition targets. These businesses are often limited in geographic scope or are specialized within an industry. In addition, we continue to emphasize organic growth specifically directing resources to Sales with the hiring of an experienced Vice President of Sales in the first quarter of 2021.

Presently, the Company does not have any authorized shares that are not issued. No shares are expected to become available to the Company until an amendment to the Company’s Certificate of Formation to increase the number of authorized shares of Common Stock or a reverse-split of the outstanding shares of Common Stock is approved. Such approval may not likely occur until the Vivos Matter is resolved. Following the Merger, shareholders holding over 80 percent of the issued and outstanding shares of Common Stock notified the Company that acting as a group they would not approve an amendment to the Company’s Certificate of Formation to increase the number of authorized, but unissued, shares of Common Stock. As a result, the Company has not been able to execute on its business plan.

We expect to achieve greater synergies and removal of redundant resources by acquiring EOR and specialized staffing firms in more diverse locations and serving diversified industries such as healthcare, medical, biotech, pharmaceuticals, aeronautics, green technologies, oil and gas, and a myriad of IT specialties. We believe that acquisitions would be not only directly accretive, but also provide significant cross-selling opportunities. Moreover, we can see immediate returns on these acquisitions as we can quickly consolidate back-office operations and realize significant savings.

We will focus our organic growth on growing our EOR and staffing business and leveraging our experience to enter new industries, particularly those that rely significantly on contractors and freelancers to perform limited time or project-based assignments such as IT (i.e., software developers and testers), marketing, food services (i.e., cafeteria), and sales activities.

As stated above under “Our Industry”, the trend for staffing expertise in the areas of AI, gig, cloud services, VMS/MSP, plus the expected need in fields like biotech, and healthcare, are of interest to Maslow. We will continue to embrace this trend and look to expand on our capabilities, which in turn we believe will open up new markets for us.

Additionally, we will continue to invest in technology and process improvements, as necessary and resources allow, to ensure that we operate at optimal productivity and performance and are able to quickly adapt if operations scale up.

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

While recognizing the need to continue implementation and awareness in human cloud services as referenced, we believe our competitive advantage is underpinned by human relationships and interactions, and that online staffing will never replace relationships built on a personal touch. This plays into MMG’s strength as our underlying client business relies on these personal relationships such to be successful, leading us to continue to hire career professionals who are able to parlay the emotional intelligence needed with ever evolving modern technology. We see this hybrid of technology and client centricity to be our competitive advantage.

SEASONALITY

The staffing industry has historically been cyclical, often acting as an indicator of both economic downturns and upswings. Staffing clients tend to use temporary staffing to supplement their existing workforces and generally hire direct workers when long-term demand is expected to increase. Consequently, our revenues tend to increase quickly when the economy begins to grow and, conversely, our revenues may decrease quickly when the economy begins to weaken. Other factors include the timing of recurring annual client events or sporting seasons which last a defined period of time throughout the year.

REGULATION

We are subject to regulation by numerous federal, state and local regulatory agencies, including but not limited to the U.S. Department of Labor, which sets employment practice standards for workers, and similar state and local agencies. We are subject to the laws and regulations of the jurisdictions within which we operate. While the specific laws and regulations vary among these jurisdictions, some require some form of licensing and often have statutory requirements for workplace safety and notice of change in obligation of workers’ compensation coverage in the event of contract termination. Although compliance with these requirements imposes some additional financial risk on us, particularly with respect to clients who breach their payment obligation to us, such compliance has not had a material adverse effect on our business to date. Additional government regulation of the employer-employee relationship could result in additional clients seeking our services. Conversely, increased government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could also materially harm our business.

Because of the sudden drop-in client requirements during this pandemic as clients have elected to delay productions for safety, the Company was forced to reduce the hours of contracted employees, furlough 6 general and administrative personnel and institute pay-cuts across the board with executives taking a larger temporary cut.

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

We have maintained our focus on the health and safety of our employees, contractors, customers, and suppliers, working with each stakeholder on precautions to keep everyone safe from the virus. We have worked closely with our clients whom we contract staffing to implement health and safety protocols and develop plans for safely reestablishing or continuing operations during this pandemic.

The demand for staffing services has been and will be significantly affected by general economic conditions. Uncertainties related to the duration of the COVID-19 pandemic have had and are expected to have an adverse impact on the staffing industry and the Company’s ability to forecast its financial performance. As such, any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business, financial condition and results of operations. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, rollout of vaccines, and federal, state and local government and client actions to contain the coronavirus or treat its impact, among others. Our executive management team continues to track COVID-19 news and developments, including the deployment of vaccines.

RISKS RELATED TO OUR COMPANY

Disputes between Reliability and the Vivos Group have put our growth plans on hold as Reliability cannot tap the public markets for capital.

Approximately 84.4% of common stock is owned by two (2) groups of related parties (“Vivos Group”);

Name	Directly Owned Shares of Common Stock	Percentage	Beneficial ownership of Common Stock		Percentage
Naveen Doki,	10,138,882	3.4%	202,634,728	(1)	67.5%
Silvija Valleru	4,972,644	1.7%	50,667,482	(2)	16.9%
Shirisha Janumpally	192,495,846	64.2%	202,634,728	(3)	67.5%
Kalyan Pathuri	45,684,838	15.2%	50,657,482	(4)	16.9%
Totals	253,292,210	84.4%

1)	10,138,882 shares held by Mr. Doki; (ii) 20,661,816 shares held by Federal Systems, a company owned and controlled by Mrs. Janumpally, which Mr. Doki may be deemed to indirectly beneficially own as the husband of Mrs. Janumpally; (iii) 161,503,122 shares held by Judos Trust, a trust in which Mrs. Janumpally is the sole trustee and beneficiary, and of which Mr. Doki may be deemed to indirectly beneficially own as the husband of Mrs. Janumpally; and (iv) 10,330,908 shares held directly by Mrs. Janumpally which Mr. Doki may be deemed to indirectly beneficially own as the husband of Mrs. Janumpally.
2)	Represents (i) 4,972,644 shares held by Mrs. Valleru; and (ii) 40,520,200 shares held by Igly Trust of which Mrs. Valleru may be deemed to indirectly beneficially own as the wife of Kalyan Pathuri, who is the sole trustee and beneficiary of the Igly Trust; and (iii) 5,164,638 shares held by Mr. Pathuri, which Mrs. Valleru may be deemed to indirectly beneficially own as the wife of Mr. Pathuri.
3)	Represents (i) 10,330,908 shares that Mrs. Janumpally may be deemed to indirectly beneficially own as the wife of Mr. Doki; (ii) 20,661,816 shares held by Federal Systems, a company owned and controlled by Mrs. Janumpally; (iii) 161,503,122 shares held by Judos Trust, a trust in which Mrs. Janumpally is the sole trustee and beneficiary, and (iv) and 10,330,908 shares Mrs. Janumpally owns directly.
4)	Represents (i) 5,164,638 shares held by Mr. Pathuri; (ii) 40,520,200 shares held by Igly Trust of which Mr. Pathuri is the sole trustee and beneficiary; and (iii) 4,972,644 shares held by Mrs. Valleru of which Mr. Pathuri may be deemed to indirectly beneficially own as the husband of Mrs. Valleru.

On June 5, 2020, Reliability commenced an arbitration seeking to address purported merger violations before the American Arbitration Association (“AAA”) in New York, New York, as permitted by the Merger Agreement against Mr. Doki; Mrs. Valleru; Mrs. Janumpally (individually and in her capacity as trustee of Judos Trust); Mr. Pathuri (individually in his capacity as trustee of Igly Trust) and Federal Systems (the “Respondents”).as The Respondents filed a counterclaim, but changed their mind, refused to pay the AAA’s fee, and ultimately refused to participate in the arbitration. Thereafter, Reliability petitioned the state court in New York to compel arbitration, but this action was removed to federal court, where it has been pending for several months awaiting court action. The Company is seeking damages which if granted will likely be the remedy set forth within the merger agreement which is primarily the relinquishment in whole or in part shares of Company Common Stock received by the Respondents in connection with the Merger.

The Vivos Group will likely continue to control virtually all matters submitted to shareholders for a vote; may elect all of our directors upon the end of the term of the current directors; and, as a result, may control our management, policies, and operations. Our other shareholders will not have voting control over our actions, including the determination of other industries and markets that we may enter and the entities we acquire, which may be affiliated with Vivos. The various actions taken by the Company against the Vivos Group are motivated by ensuring that either Vivos no longer controls the vote of the shareholders or, in the alternative, that no Vivos Group votes or actions can harm the Company or the minority shareholders. No assurance can be given that the Company will be successful in these actions, however on December 23, 2020 at a hearing in the Maryland District Court, a motion by Vivos to compel a shareholder meeting was summarily dismissed. The judge agreed that permitting Vivos Group to vote their shares at a meeting of shareholders could materially harm the interests of the Company as a whole, its employees and minority shareholders. This judge will be presiding over a full trial on the merits shortly. While our dispute with Vivos continues, we will be unable to execute our busines plan. The Company’s business plan contemplates issuing additional shares of Common Stock to raise capital and to use as currency for our acquisition growth strategy. Presently, the Company does not have any authorized shares that are not issued. No shares are expected to become available to the Company until this matter is resolved. The Company will suffer a material adverse effect if the Company continues to have no shares of Common Stock available for issuance.

Related Party Indebtedness; Default.

Prior to the Merger, shareholders of Vivos, (“Vivos Debtors”) directly and through affiliated entities, borrowed amounts from Maslow (the “Related Party Debt”) that reached an aggregate outstanding balance (including principal and interest) as of December 31, 2019 of approximately $4,169. The Related Party Debt is evidenced by several promissory notes and a personal guaranty of Mr. Naveen Doki, also a Majority Shareholder. The Related Party Debt is currently in default and as of December 31, 2020 had a balance of $4,258. In February 2020, Maslow brought an action in the District Court of Montgomery County, Maryland, to enforce the promissory notes and guaranty. Failure of the Company to recover the Related Party Debt could have a material adverse effect on the Company. The case is currently pending with a trial date set to begin on October 4, 2021, barring any delays that more likely would be the result of the COVID-19 pandemic.

In addition, prior to the Merger, some of the Vivos Group incurred obligations at a number of other businesses they own and caused Maslow to become obligated thereon as co-obligor or guarantor, and pledged assets of Maslow to secure certain of these obligations. During the five months prior to the consummation of the Merger, Maslow paid approximately $450 in satisfaction of these obligations. Maslow continues to be a contingent obligor on certain of these debts. If the direct obligors fail to satisfy these debts, the creditors may bring action against Maslow, which, if determined adversely, could have a material adverse effect on the Company.

The existence of these obligations could significantly affect our liquidity, as well as our ability to obtain loans in the future. Certain members of Vivos Group entered into that certain Agreement for the Contingent Liquidation of the Common Stock of Maslow Media Group, Inc., dated as of October 28, 2019 (the “Liquidation Agreement”), pursuant to which those Vivos Group thereto pledged their shares of Company Common Stock to be sold or granted to the applicable creditors in satisfaction of the debts owed to the creditors and terminate any guarantees, liens and obligations affecting Maslow. The sale of the shares subject to the Liquidation Agreement could adversely impact the value of the Common Stock. In addition, the value of the shares of Company Common Stock may be insufficient to pay off all outstanding obligations. The Company may have to resort to the courts to enforce the terms of the Liquidation Agreement, and the sale of these shares may need to be registered under applicable securities laws, which would distract management and increase expenses.

The Company could be subject to unknown liabilities incurred by its previous sole shareholder, Vivos Holdings LLC.

Maslow was previously a wholly owned subsidiary of Vivos Holdings, LLC (“Vivos Holdings”). Vivos is owned and controlled by the seven parties that we are currently in dispute. Vivos Holdings had caused Maslow to be a guarantor or direct obligor for loans, advances, or other liabilities for the benefit of Vivos related entities other than Maslow. These obligations were often incurred by Vivos Holdings on behalf of Maslow without the knowledge of Maslow’s senior management. There may be additional obligations of other Vivos Group entities for which Maslow may have liability as a result of these arrangements that are not known to the management of Maslow. These liabilities could have a material adverse effect on the Company and the value of the Common Stock. Reliability runs periodic lien checks, the latest as late as January 2021 and have not seen any new uncommunicated pre-existing liabilities.

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

Because the majority of our revenues currently comes from EOR services, a large portion of our success depends on the willingness of clients to outsource their human resources (“HR”) function to a third-party service provider. Many companies have invested substantial personnel, infrastructure and financial resources in their own internal HR organizations and therefore may be reluctant to switch to our solution. Companies may not engage us for other reasons, including a desire to maintain control over all aspects of their HR activities, a belief that they manage their HR activities more effectively using their internal administrative organizations, perceptions about the expenses associated with our services, perceptions about whether our services comply with laws and regulations applicable to them or their businesses, or other considerations that may not always be evident. Additional concerns or considerations may also emerge in the future. We must address our potential clients’ concerns and explain the benefits of our approach in order to convince them to change the way that they manage their HR activities, particularly in parts of the United States where our Company and solution are less well-known. If we are not successful in addressing potential clients’ concerns and convincing companies that our solution can fulfill their HR needs, then the market for our solution may not develop as we anticipate thus our business may not grow.

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

AT&T (AT&T and DirectTV combined) and Janssen Pharmaceuticals (which includes workforce partners Johnson & Johnson) accounted for approximately 49% and 38% of our total revenues for the years ended December 31, 2020 and 2019, respectively. In addition, AT&T comprised 49% of the accounts receivable balance in both December 31, 2020 and 2019. Janssen Pharmaceuticals comprised of 18% and 19% of accounts receivable as of December 31, 2020 and 2019, respectively. No other client exceeded 10% of revenues. The loss of, or a substantial reduction in business from, either of these customers would have a significant negative impact on our business and our operating results. We may not be successful in finding a client or clients that could replace the loss of either of these customers, and as such, it could have a negative impact on our revenue and results of operations for a prolonged period.

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

The Company may outsource aspects of its business to lower cost of employment areas in the United States and potentially to places such as India. This outsourcing solution would focus predominantly on shared service activities which traditionally consist of back-office functions such as “hire to retire”, “procure to pay” and “order to cash” processes. Although a goal of outsourcing our operations is to reduce the operational costs of our business, it is possible that we will not realize any benefit from outsourcing such aspects of our business, or even increase our overhead expenses. A transition may create risk of errors and omissions or technical disruptions that could negatively impact our clients, and in turn damage our reputation resulting in a loss of customers of our business.

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

Negative publicity about our industry or our Company, including the utility of our services, even if inaccurate, could adversely affect our reputation and the confidence in, and the use of, our services, which could harm our business and operating results. Harm to our reputation can arise from many sources, including poor performance or misconduct by the workers we supply and recruit for our clients, misconduct by our partners, outsourced service providers or other counterparties, and failure by us to meet minimum standards of service expected by clients in our industry.

The Company has generated revenues, but limited profits, to date.

The business model of the Company involves significant costs of services, resulting in a low gross and net margins on revenues. Coupling this fact with the required operating expenses incurred by the Company, the Company has only generated approximately $1,500 in total profits in any one year, and specifically $195 in 2019 and $386 in 2018. In 2020, with the Company taking on the added expense of being a public company, additional expenses of approximately $900 for management compensation, administrative costs, insurance, consulting, and legal fees for reporting and regulatory compliance, had the most impact on our incurring a net loss of $826. The Company hopes and expects that as its business expands, it will enjoy economies of scale resulting in higher operating and net margins and improved cash flows, but there is no guarantee this will occur.

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

The Company lacks some of the technology necessary to manage its planned staffing operations, payroll, and sales activities.

The Company relies heavily on its software providers to manage payroll, recruitment, onboarding, benefits administration, scheduling, year-end reporting, and other related human resources issues. Currently, we rely on software provided by Paycom to help manage these operations. In 2020, we added Intaact finance and accounting suite, SalesForce.Com, and advanced search B2B sales facilitator Zoom Info; all which have made our business more efficient and effective. However, this segmented technology is not an integrated ERP and will not handle the growing complexity of our needs as we evolve our operations through mergers and acquisitions of other businesses. This could hamper our ability to successfully reduce the general and administrative costs of businesses that we acquire, as contemplated by our acquisition strategy, which would ultimately impair our ability to generate a healthy profit.

The Company is currently party to Factoring Facilities that are eroding its profit margins and may impair our ability to secure additional financing.

The Company has a factoring and security agreements (collectively, the “Factoring Facilities”) with Triumph Business Capital (“Triumph”) who is sometimes referred to herein as a “Factor” or “Factoring Company”. Pursuant to the Factoring Facilities, the Company sells its accounts receivable (i.e., invoices) at a discount so that the Company can meet its immediate cash needs, at which point the value of those invoices become a debt of the Company that must be paid to the Factoring Company. This type of facility is common for companies in the EOR and staffing industries as a great deal of cash is advanced to make payroll and pay contractors. We may use a substantial portion of our cash flow from operations to make debt service payments on these Factoring Facilities, which reduces the funds available to us for other purposes such as working capital, capital expenditures and acquisitions. In addition, because our largest asset (our accounts receivable) is encumbered pursuant to these Factoring Facilities, our ability to obtain lines of credit or other financings for other purposes such as growth initiatives and acquisitions is limited. Additionally, we are exposed to fluctuations in interest rates because our Factoring Facilities have variable rates of interest tied to the prime interest rate. The reduction of cash flow as a result of these Factoring Facilities may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition, and makes us more vulnerable to general economic downturns and adverse developments in our business.

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

Client services may be terminated on short notice, leaving us vulnerable to a significant loss in revenue

Client staffing needs can change and as a result we could lose staffing or EOR headcount rather quickly. In late 2019, this was the case when AT&T announced the cancellation of two (2) live anchor multiple hour DirecTV sports programs, which had an estimated $4,000 revenue impact on the Company. A reduction in such needs and resulting loss of clients or placements at clients could result in a significant decrease in revenue within a short period of time that would be difficult to quickly replace.

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

In accordance with generally accepted accounting principles, we are required to review our goodwill and intangible assets for impairment at least annually. Our goodwill and intangibles assets were $721 at the end of 2020. An unfavorable evaluation could cause us to write-off these assets in future periods. Any future write-offs could have a material adverse impact on our operational results or Operating Income Before Interest, Taxes, Depreciation, and Amortization (“OIBITDA”). OIBITDA is a non-GAAP metric we use to better reflect the operating results of the Company.

Our business is subject to federal, state and local labor and employment laws and a failure to comply could materially harm our business.

We are subject to regulation by a host of federal, state and local regulatory agencies in the jurisdictions within which we operate including but not limited to the U.S. Department of Labor. There are local agencies which have similar state and city regulations as well with specific laws and regulations varying among these jurisdictions. This acts both as an opportunity for the Company since we manage these risks as a matter of course for our EOR service, and a risk as compliance with these requirements imposes some additional burden on us. However, in the past challenges complying with these local, state and federal regulations has not resulted in a material adverse event on Maslow’s business. Any inability or failure to comply with government regulation could however materially harm our business. Increased government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could create additional business for the Company, but could also materially harm our business

In reaction to the COVID-19 pandemic, federal and state legislatures have been attempting to push through legislation, much of which affects the employee-employer relationship, and these new laws may have a material impact on our operations, business, finances and prospects. No certainty can be provided as to the nature of these new regulations or their impact.

Concentration Risk of Customers

Workforce clients AT&T and DirecTV (under a single AT&T agreement) and Janssen Pharmaceuticals (which includes workforce partners Johnson & Johnson) made up approximately 29% and 11% of our 2020 revenues, respectively. In addition, these two customers account for approximately 49% and 18% of our accounts receivables as of December 31, 2020, respectively. Our business relies on relationships with several large customers, to generate a large portion of our revenue. This revenue concentration in a relatively small number of customers (5 clients make up 65% of revenue) makes us particularly dependent on factors affecting those companies.

RISKS RELATED TO OWNERSHIP OF COMMON STOCK

Our stock price may be volatile or may decline regardless of our operating performance, resulting in substantial losses for our shareholders.

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

The sale or issuance of a substantial number of shares of Common Stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish. Further, if we do sell or issue more Common Stock, any investors’ investment in the Company will be diluted. Moreover, the Company has outstanding warrants. The conversion or exercise of the warrants for shares of Company Common Stock would dilute the common shareholders. If significant dilution occurs, any investment in Common Stock could significantly decline in value.

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

We have never declared or paid any cash dividends on our stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors.

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

Furthermore, we are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. In order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we are required to document and test our internal control procedures and prepare annual management assessments of the effectiveness of our internal control over financial reporting. These assessments will need to include disclosure of identified material weaknesses in our internal control over financial reporting. Testing and maintaining internal control over financial reporting will involve significant costs and could divert management’s attention from other matters that are important to our business. Additionally, we cannot provide any assurances that we will be successful in remediating any deficiencies that may be identified. If we are unable to remediate any such deficiencies or otherwise fail to establish and maintain adequate accounting systems and internal control over financial reporting, or we are unable to recruit, train and retain necessary accounting and finance personnel, we may not be able to accurately and timely prepare our consolidated financial statements and otherwise satisfy our public reporting obligations. Any inaccuracies in our consolidated financial statements or other public disclosures (in particular if resulting in the need to restate previously filed financial statements), or delays in our making required SEC filings, could have a material adverse effect on the confidence in our financial reporting, our credibility in the marketplace and the trading price of Common Stock.

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

Given our low float of approximately 11,675,503 shares and the absence of an active trading market shareholders may have difficulty buying and selling our common stock at all or at the price you consider reasonable. Market visibility for shares of our common stock may be limited, which may have a depressive effect on the market price for shares of our common stock and on our ability to raise capital or make acquisitions by issuing our common stock.

Our compliance with regulations concerning corporate governance and public disclosure has resulted and may in the future result in additional expenses.

Evolving disclosure, governance and compliance laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 (“SOX”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act. New or changing laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards of a public company are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company’s headquarters and operations were moved from Rockville, Maryland to Clarksburg, Maryland effective April 30, 2020 as the Company terminated its lease. As of December 31, 2020, Clarksburg, Maryland became our sole location, as the Company terminated its lease for its office in Plymouth, Minnesota effective December 31, 2020.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these, or other matters may arise from time to time that may harm our business. Except as set forth below, we are not aware of any such legal proceedings or claims against the Company.

On September 28, 2018, Credit Cash filed a complaint against Maslow, Vivos Holdings, LLC, Vivos Acquisitions, LLC, Mr. Doki, Mr. Valleru (the “Parties”) and other defendants in the United States District Court for the District of New Jersey. Credit Cash alleged, among other things, that the Parties breached the Maslow and HCRN Credit Facilities and their respective guaranties in relation to the November 15, 2017 agreement (the “DNJ Action”).

On October 9, 2018, Maslow Media Group, Inc. was named as a defendant in an Affidavit of Confession of Judgment filed in the Supreme Court of the State of New York in relation to a case brought by Hop Capital, which the defendants collectively agree to pay a sum of $400 to Hop Capital. Maslow Media Group, Inc. is named as one defendant among six other defendants, all of which are entities related to the Vivos Group. The claim brought by Hop Capital against the defendants in this case is in relation to a Merchant Agreement dated October 4, 2018; an agreement to which Maslow Media Group, Inc. was not a party. As such, Maslow Media Group, Inc. contends that being named in the Affidavit of Confession of Judgment as a defendant was made in error and is currently seeking to have its name removed from Affidavit of Confession of Judgment as a defendant.

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

On or about February 17, 2020, the Company, as plaintiff, filed a complaint with the Circuit Court of Montgomery County, Maryland against Vivos Holdings, LLC, Vivos Real Estate Holdings, LLC and Mr. Naveen Doki, to enforce Maslow’s rights under certain promissory notes and a personal guarantee made by the defendants. The case is proceeding. The Company believes that it will be granted a judgment in its favor. Maslow intends to continue to vigorously pursue this litigation.

On February 28, 2020, Healthcare Resource Network, LLC filed a complaint against Maslow in the Circuit Court of Montgomery County, Maryland alleging that Maslow participated with the Vivos Group to financially harm the plaintiff. The plaintiff has not specified any alleged damage caused by Maslow and the Company believes any claims are without merit. The Company will defend itself from this case.

On March 16th, 2020, CC Business Solutions, a division of Credit Cash NJ, LLC domesticated a foreign judgement in the Montgomery County Circuit Court system again Health Care Resources Network (HCRN), Maslow Media Group, Vivos Holdings, LLC, Vivos Acquisitions, LLC, Naveen Doki and Silvija Valleru.  This foreign judgement relates to Vivos Holdings adding Maslow Media Group as a guarantor on a loan made to Health Care Resources Network which is in default by HCRN and Vivos Holdings.  Foreign judgement total is $820. This judgement relates to the default on the settlement agreement dated December 10, 2018 referenced above.

On May 5th, 2020, Libertas Funding, LLC domesticated a foreign judgement in the Montgomery County Circuit Court system again Health Care Resources Network (HCRN), Maslow Media Group, Vivos Holdings, LLC, Vivos Acquisitions, LLC, Vivos IT, LLC, Vivos Global Services, LLC, Alliance Micro, Inc. and Naveen Doki.  This foreign judgement from the State of New York relates to loans the Vivos Group took out by adding Maslow Media Group additional collateral.  This loan is currently in default. Foreign Judgement total is $229.

On May 5th, 2020, Kinetic Direct Funding domesticated a foreign judgement in the Montgomery County Circuit Court system again Health Care Resources Network (HCRN), Maslow Media Group, US IT Solutions Inc., 360 IT Professionals, Alliance Micro, Inc. and Naveen Doki.  This foreign judgement from the State of New York relates to loans the Vivos Group took out by adding Maslow Media Group as additional collateral.  This loan is currently in default. Foreign Judgement total is $579.

On May 5th, 2020, Libertas Funding, LLC domesticated a foreign judgement in the Montgomery County Circuit Court system again Health Care Resources Network (HCRN), Maslow Media Group, Vivos Holdings, LLC, Vivos Acquisitions, LLC, Vivos IT, LLC, Vivos Global Services, LLC, Alliance Micro, Inc. and Silvija Valleru.  This foreign judgement from the State of New York relates to loans the Vivos Group took out by adding Maslow Media Group additional collateral.  This loan is currently in default. Foreign Judgement total is $229.

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

On June 12, 2020, Igly Trust, a Vivos Group entity, asked the Texas court for an injunction requiring the Company to provide a shareholder list and to hold a shareholder meeting. On October 20, 2020, the Texas court denied the injunction but, incongruously, dismissed all the Vivos Group plaintiffs for lack of personal jurisdiction. The Company appealed the dismissal because the court had jurisdiction over Igly Trust once it made affirmative claims in Texas and because the Court’s order denying the injunction is an important precedent for establishing that the directors under Texas law retain control of shareholder lists and determining the timing of shareholder meetings.

On December 23, 2020, at a hearing in the Maryland District Court, a motion by the Vivos Group to compel a shareholder meeting was summarily dismissed. The judge agreed with the Company that permitting the Vivos Group to vote their shares at a meeting of shareholders could materially harm the interests of the Company as a whole, its employees and minority shareholders. This judge will be presiding over a full trial regarding these matters over a two-week period starting on October 4, 2021, absent any COVID-19 disruptions that could affect scheduling.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS’ MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND HOLDERS

The Company’s common stock trades in the over-the-counter market under the symbol RLBY. The high and low sale prices for 2020 and 2019 are set forth below. High and Low price is based on last trading day of quarter.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
High	$.2500	$.1690	$.1980	$.0990
Low	$.0831	$.0600	$.0550	$.0336

2019
High	$.0600	$.0900	$.1850	$.6900
Low	$.0300	$.0360	$.0360	$.1600

The Company paid no cash dividends in 2019 or 2020.

As of March 16, 2021, the last reported sales price for Company Common Stock was $ .061 per share.

As of March 16, 2021, there were 565 holders of record of Company Common Stock.

EQUITY COMPENSATION PLANS

None

RECENT SALES OF UNREGISTERED SECURITIES

None

SHARE REPURCHASES

None

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our summary consolidated historical financial data. You should read the information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended 2020 and 2019 and the balance sheet data as of December 31, 2020 and 2019 set forth below are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	December 31
Balance Sheet Data:	2020	2019
Working capital	$5,970	$784
Total assets	$12,284	$14,276
Total outstanding borrowings, net	$8,287	$8,188
Total other long-term liabilities	$-	$1,745
Stockholders’ equity	$1,517	$2,227

	December 31
Statement of Operation Data:	2020	2019
Revenues	$29,202	$38,444
Gross profit	$3,474	$4,069
Selling, general and administrative expenses	$4,462	$2,985
Operating income (loss)	$(988)	$1,084
Interest income	$8	$-
Interest Income from related parties	112	68
Interest expense	$(281)	$(438)
Other expense	$(1)	$(206)
Income (loss) before income taxes	$(1,150)	$508
Income tax benefit (expense)	$230	$(156)
Consolidated net income	$(920)	$352
Non-consolidated interest in consolidated affiliates	$131	$(157)
Net income (loss)	$(789)	$195

	December 31
Net Income (Loss) Per Share:	2020	2019
Net income (loss) per share – basic	$-	$-
Net income (loss) per share - diluted	$-	$-
Weighted average shares outstanding – basic	300,000,000	300,000,000
Weighted average shares outstanding – diluted	300,000,000	300,000,000

	December 31
Other Financial Data:	2020	2019
OIBITDA (1)	$658	$1,348

(1) We present OIBITDA as a measure that is not in accordance with generally accepted accounting principles (“non-GAAP”), in this Annual Report on Form 10-K to provide investors with a supplemental measure of our operating performance. We believe that OIBITDA is a useful performance measure and is employed by us to facilitate comparisons of our operating performance on a consistent basis from period-to-period and to provide for a more complete understanding of factors and trends affecting our core business than measures under generally accepted accounting principles (“GAAP”) can provide alone. Our board and management also use OIBITDA as some of the primary methods for planning and forecasting overall expected performance and for evaluating on a quarterly and annual basis actual result against such expectations, and as a performance evaluation metric in determining achievement of certain compensation programs and plans for our management and organization.

We define OIBITDA as operational earnings before interest expense, related party interest, income taxes, depreciation and amortization expense, loss on early extinguishment of debt and related party debt, transaction fees and costs related to our corporate overhead which consist mainly of costs associated with being a public company. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make like comparisons. Similarly, we omit depreciation and amortization because many other companies likely employ a greater amount of property and intangible assets. We omit corporate or non-operating costs as they are meant to be allocated against a larger operational base which our business plan outlines. As we grow our operations organically and through M&A activities these corporate costs are absorbed more equitably, we will use Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) as our means of measuring comparable operational performance to other companies in our industry. We also believe that investors, analysts and other interested parties view our ability to generate OIBITDA as an important measure of our operating performance and that of other companies in our industry. OIBITDA should not be considered as an alternative to net income (loss) for the periods indicated as a measure of our performance.

The use of OIBITDA has limitations as analytical tools, and you should not consider these performance measures in isolation from, or as an alternative to, GAAP measures such as net income (loss). OIBITDA is not a measure of liquidity under GAAP or otherwise and is not an alternative to cash flow from continuing operating activities. Our presentation of OIBITDA should not be construed as an inference that our future results will be unaffected by the expenses that are excluded from that term or by unusual or non-recurring items. The limitations of OIBITDA include: (i) it does not reflect our corporate expenditures or future requirements for capital expenditures or contractual commitments; (ii) it does not reflect changes in, or cash requirements for, our working capital needs; (iii) it does not reflect income tax payments we may be required to make; and (iv) it does not reflect the cash requirements necessary to service interest or principal payments associated with indebtedness.

To properly and prudently evaluate our business, we encourage you to review our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and the reconciliation to OIBITDA from net income (loss), the most directly comparable financial measure presented in accordance with GAAP, set forth in the following table. All the items included in the reconciliation from net income (loss) to OIBITDA are either (i) corporate costs or (ii) items that management does not consider in assessing our on-going operating performance. In the case of the other items that management does not consider in assessing our on-going operating performance, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact may not reflect on-going operating performance.

OIBITDA calculation comparison for the years ended December 31, 2020 and 2019 is as follows:

	December 31
	2020	2019
Operating income (loss)	$(988)	$1,084
Depreciation and amortization	79	25
Corporate, general and administrative	1,567	239
	$658	$1,348

Operational performance comparison for the years ended December 31, 2020 and 2019 is as follows:

	December 31
	2020	2019
Revenue	$29,202	$38,444
Gross profit	$3,474	$4,069
OIBITDA	$658	$1,348
Net income (loss)	$(789)	$195

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This section includes several forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to future events and financial performance. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “can,” “could,” “should,” “intends,” “project,” “predict,” “plans,” “estimates,” “goal,” “target,” “possible,” “potential,” “would,” “seek,” and similar references to future periods. These statements are not a guarantee of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: the impact of the COVID-19 pandemic on us and our clients; our ability to access the capital markets by pursuing additional debt and equity financing to fund our business plan and expenses; our continued inability to issue additional shares of equity securities; negative outcome of pending and future claims and litigation and our ability to comply with our contractual covenants, including in respect of our debt; potential loss of clients and possible rejection of our business model and/or sales methods; weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers’ projects or the inability of our customers to pay our fees; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; and government policies, legislation or judicial decisions adverse to our businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. We recommend readers to carefully review the entirety of this Annual Report, including the “Risk Factors” in Item 1A of this Annual Report and the other reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Quarterly Reports on Form 10-Q and our reports on Form 8-K.

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

EXECUTIVE OVERVIEW

Demand for Maslow EOR services and field talent is dependent upon general economic conditions and labor trends. The United States economic backdrop during the first quarter 2020 was positive until the rise in COVID 19 cases changed the business landscape profoundly. Before the pandemic, the United States marked a 50-year unemployment low in February 2020, with just 3.5% of Americans unemployed. Starting the week of March 9, 2020, numerous U.S. state and federal governments began urging or requiring residents to stay home and banning large gatherings and restricted travel. Schools were closed and all sporting events across the United States were either cancelled or postponed indefinitely. Many companies mandated that their employees work from home and discontinued use of many workers who could not perform their type of work from home (e.g., video, sound, lighting crew, makeup-artists). Maslow began seeing the effects the week of March 16, 2020 as its contracted employee and freelance payroll hours dropped as much as 49% during the second quarter. This was because a large portion of Maslow employees were assigned to field, location, or studio filming projects for our clients that require close contact with others. These projects were placed on indefinite hold and these employees who saw their hours dramatically reduced. Those who could continue to work from their homes for our clients, have continued to log hours. Not surprisingly the months of April and May 2020 saw the largest drop in comparative 2020 revenue to 2019 at 49% ($3,379 from $6,673). Second quarter 2020 revenue of $5,197 was 46% off the pace of 2019’s $9,617 comparative. In the third quarter of 2020, that loss dwindled to approximately 38%, as the Company generated $6,201 in third quarter revenues vs. $10,089 in the same period in 2019.

However, our fourth quarter revenue of $9,003 was only 13.7% less than the fourth quarter in 2019 when it was $10,438. This was due to our clients increasing their payrolls as COVID-19 restrictions by state began to wane, and seasonal fall business activities such as the U.S. elections were held, and the 17-week regular season of the National Football League (“NFL”) season commenced and proceeded.

We are hopeful that the dissemination of vaccines will result in resumption of a normally functioning economy which will continue to enable our clients to return their payrolls to normal levels that in turn, will continue ours and an overall economic rebound. However, no assurance can be given on if and when this will happen or what impact it will have on our business.

As far as cash is concerned, in 2020 although COVID-19 exacerbated our already precarious cash position as explained more thoroughly below (see Liquidity and Capital Resources), we received a $250 short term loan from Triumph at 10% annual percentage rate (“APR”), in February,2020 and then in May 2020, $5,215 in Payroll Protection Plan (PPP) funds which assisted us in weathering the storm, especially through the lean months from May through August 2020. By the end of August 2020, we had exhausted our use of PPP funds, but our working capital remained strong at $5,693.

Because our larger clients scaled back media related activities in 2020 due to COVID-19, our revenue became more diverse as reliance on our top 2 clients dropped from 49% in 2019 to 39% in 2020. Four clients with revenues greater than $500 actually increased revenue in 2020 by $2,111.

Our working capital though has assumed repayment of Vivos Holdings debt which as of December 31, 2020 was $5,970. We had expected repayment in early 2020 after Vivos Holdings defaulted on two of their notes at the end of December 2019.

From a technology perspective, we updated our finance and accounting system from Sage 50 which was a client server version, to Sage Intaact, a cloud-based application. We also bolstered our automated sales and marketing capabilities by adding SaaS applications Salesforce.com and ZoomInfo. So, although we still do not possess an integrated ERP, we improved our business intelligence, CRM, Finance and Accounting capabilities.

On February 17, 2020, after several attempts to negotiate a payment plan with Suresh Venkat Doki (brother of Mr. Doki) and Mr. Doki, Maslow, as plaintiff, filed a complaint with the Circuit Court of Montgomery County, Maryland against Mr. Doki and other Vivos Debtors.

In February 2020, the shortage of cash at this juncture resulted from, among other things, the Company being unable to finance IQS invoices through Triumph because a lien was discovered to exist on IQS assets delaying utilization of Maslow’s much more favorable factoring relationship with Triumph. As for the lien, it was not disclosed to Maslow by Vivos Holdings, the seller, before or after the transaction closed. This is when Maslow sought $250 from Triumph and later made a payment to buy its way out of the unfavorable factoring arrangement and take on other actions to move IQS financing to Triumph.

The Company’s executives and its board of directors worked together on managing costs and implementing measures to facilitate the rapid ramp-up of operations once the governmental restrictions began being lifted in June 2020. But we did not see our clients return to better than 60% of their customary levels of demand until September 2020.

Cash and working capital began stabilizing in late September 2020 after the PPP funds had been exhausted for their intended purpose, payroll only in our case, and we began utilizing our factoring facility again, but not the 93% level we have over the past 2 years.

2021 and Beyond

The continued impact of this pandemic cannot be precisely predicted. We believe that the short to mid-term impacts on how our clients conduct work will continue to be aligned with our strategic path.

As a result, we have continued to move forward with our diversified offerings and future specialization staffing strategy, updating our already expert operating model and organizing our business to more easily acquire and maintain client accounts.

We believe given the changing nature in specialized staffing due to the pandemic that there likes a greater opportunity to expand our EOR business as it offers businesses of all types and industries, more flexibility in on and off boarding employees as well as managing 1099 risk. As far as staffing, media staffing, we believe it will grow but there are also opportunities to get into staffing specialties which represent areas where we see the most rebound for a robust demand. We will continue to focus on growing the contingent staffing side of our business. Our IT Staffing brand, Intelligent Quality Solutions, will be a primary focus moving forward. Bringing on new segments whether organically or through M&A reflect our desire to shift our portfolio toward a higher margin, higher value proposition.

COMPANY OVERVIEW

Maslow is a national provider of employer of record, recruiting and staffing services, consisting of media and IT resources. We provide services to client primarily within the United States of America.

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

The Company’s subsidiary, The Maslow Media Group, Inc. (“Maslow”) is currently the only earning entity for the business. After our Merger in October 2019, non-operational expenses (e.g., public company fees, D&O insurance, investor relations, etc.) were assigned at the corporate level. This enables a more pristine focused view of the operational side of the business we refer to as Operational Income Before Depreciation, Interest, and Amortization.

RESULTS OF OPERATIONS

Maslow had revenues totaling $29,202 in 2020, which was a 24% decrease over $38,444 in 2019. IQS, our IT Staffing business segment, which was acquired on December 1, 2019, accounted for $2,571, or 8.8%. The COVID-19 impact to revenue was undoubtedly profound but difficult to measure given there is no way to know what level of growth existing clients may have had or revenue potential of new clients.

Overall, Maslow lost $7,611 to accounts with declining revenues => $500, but conversely added $2,111 from new or growing accounts that had at least $500 more in revenue in 2020 from 2019. AT&T’s DirecTV cancelled Sirius-XM programming in February 2020 that we believe had a negative impact of $3,400 on revenue. Overall DirecTV year over year revenue declined by $4,759.

If we assume that those clients who had revenues in 2019 and zero in 2020 and include those with steep declines > $500 and 2020 revenues < $10, the total in attrition is approximately $3,874. This attrition may not be permanent as many clients hire Maslow for special events. The decision to leave Maslow or not use Maslow services in 2020 by these three clients was not attributable to Maslow’s pricing, service, or performance.

Overall, the top 10 clients represented $24,242 which is 82% of 2020 revenues, which was a decrease by approximately $7,249 to 2019’s top 10 at approximately $31,491. $24 in rebates were issued in December 2020 which was $24 less than a year ago when they were $48 in 2019.

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenues, and have been derived from our consolidated financial statements.

	December 31
	2020	2019
Revenue	$29,202	$38,444
Cost of services	25,728	34,375
Gross profit	3,474	4,069
Selling, general and administrative expenses	4,462	2,985
Operating income (loss)	(988)	1,084
Interest income	8	-
Interest income from related parties	112	68
Interest expense	(281)	(438)
Other expense	(1)	(206)
Income/(loss) before taxes	(1,150)	508
Income tax benefit (expense)	230	(156)
Non-controlling interest in consolidated affiliates	131	(157)
Net income (loss)	$(789)	$195

The 2019 consolidated statement of income includes only 1 month of IQS operations versus 12 months in 2020.

Revenues: By Segment

	2020	% of Revenue	2019	% of Revenue
EOR	$23,564	80.7%	$34,452	89.6%
Recruiting and Staffing	4,478	15.3%	2,190	5.7%
Video and Multimedia Production	1,125	3.9%	1,641	4.3%
Other	35	.1%	161	0.4%
Total Revenue	$29,202	100%	$38,444	100.0%

Employer of Record (EOR) Revenues: EOR represented 80.7% of our revenue in 2020 as opposed to 89.6% in 2019. This can be attributed to this business segment being hit the hardest by COVID-19 as our large corporate clients curtailed non-essential media activities and AT&T announced the cancellation of two (2) live anchor multiple hour DirecTV sports programs, which we estimate reduced revenue by $4,000. Additionally, our IT staffing business which we enjoyed for its first full year, contributed 8% of revenue, thus also reducing EOR concentration.

Recruiting and Staffing Revenues: Staffing revenues buoyed by having a full year of IT Staffing capabilities increased revenue by $2,288, or 104%. The IT Staffing (IQS) contributing the vast majority, but Media Staffing despite COVID-19 headwinds, managed to eke out a slight increase in 2020 of $17 over 2019, finishing year with $1,904 in revenue.

IQS, our IT Staffing division although contributing $2,571 in revenue and $784 in gross profit (30.5%) in 2020, saw a decline in business from its 2019 full year levels (including pre-acquisition as it was acquired December 2019) of $3,206 in revenue and $908 in gross profit. These are declines at levels of $723 or 28% and $131 or 17% in revenue and gross profit, respectively. The decline in IQS business was most poignant in Q4 with revenue coming in at $478 compared to $751 in Q4 2019; a drop of 36.4%. When IQS Q4 2020 revenue is compared to Q1 2020, the decline is comparative at 39.5%. The drop in revenue began in April 2020 due to COVID-19 as the next 6 months saw an approximate decline of 27% compared to same period a year ago. The decline however was not as steep as the EOR, Video Production and Media Staffing comparative declines because a few clients had essential business exceptions and accommodations to keep their IT projects active. The reason there was no bounce back for this business segment in Q4 was a combination of losing 7 staffing positions to permanent offers and what we believe is the temporary loss of two clients, Inspire Brands and Accruent who both began implementing temporary hiring freezes in early 2020. This resulted in a $745 revenue loss in 2020. Conversely, Abbott Labs through vendor management firm Tapfin, had a 57% increase in revenues going from $691 in 2019 to $1,083 in 2020.

Video and Multimedia Production Revenues: Video Production by nature of the freelance work our clients undertake, did see a decline in revenue by $516 or 31.4%, from $1,641 in 2019 to revenues of $1,125 in 2020.

Gross Profit: Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, benefits, payroll-related insurance, union benefits, field talent and reimbursable costs for out-of-pocket items.

Overall, our gross profit declined $595, or 14.6% to $3,474 from $4,069 in 2019; but the decline was not proportionate and as steep as our revenue’s decline by 24%. This was due primarily to an increase in higher margin activities such as IT staffing which garnered 30.5% as it represented 8.8% of the overall revenue. This coupled with a reduction in the low margin EOR business at 9.2%and increase in Media Staffing at 22.8% drove an overall margin of 11.9% which was 1.3% higher than 2019’s margin of 10.6%.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses increased $1,477, or 49.5%, to $4,462, $1,567 of which were related to non-operational corporate costs, with $1,109 of which were public company based and $446 were for outside legal fees associated with our Vivos Group dispute. Otherwise, our operational SG&A increase in 2020 over 2019 was only $63.

Operational SG&A increases were in salary of $381 in 2020 over 2019, which can be attributed to having IQS IT Staffing unit for full year which added approximately $453 to 2020’s salary demonstrating that when comparing MMG pre IQS salaries from 2020 to 2019, there was actually a savings of $72. The savings in salaries was attained despite adding business development personnel.

IQS salaries were trimmed to be in line with reduction in revenue, which included a change in senior management. For the first 8 months of 2020, SG&A salary, payroll tax and benefits averaged $40 a month, in contrast to the last 5 months of 2020 where salaries averaged $28, without a loss in productivity. This staff realignment was implemented to position this division for success and growth moving forward.

Non-operational corporate costs for 2020 totaled $1,567, which are not comparable to 2019 as these costs only were classified as such after the Company went public via the reverse merger in October 2019. The 2020 cost drivers were salary, payroll tax, and benefits at $738 and D&O insurance totaling $115. The former consists of our general counsel and allocated executive and senior management loaded salaries.

Depreciation and Amortization: Depreciation and amortization charges were $79 compared to $25 in 2019, with the increase coming from capitalized software and IQS brand name and client relationships amortization.

Interest Income: Interest income from related parties increased from $68 to $120, as a result of the Vivos Holdings 2019 tax note accruing interest for a full year.

Other Expense: Other expenses decreased by $205 from $206 to $1 primarily due to elimination of these non- essential, non-operational costs the Company had incurred in 2019.

Interest Expense: Interest expense, decreased by $157 from $438 to $281 as reliance on factoring was minimized as a benefit of having PPP loan proceeds, managing expenses downward and business picking up in Q4. Additionally, interest accrual at 12% on $890 in convertible notes began subsiding as notes were repaid from July through September 2020. Conversely PPP loan interest was carried at 1% starting in May 2020 through end of the year, and interest of 10% on a $250 loan from Triumph Capital.

Income Taxes: Income tax expense improved from $156 in income tax expense to an income tax benefit of $230 due to the net loss recorded in 2020.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements are driven predominantly by EOR field talent payments, SG&A salaries, public company costs, interest associated with factoring, and client accounts receivable receipts. Since receipts from client payments are on average 70 days behind payments to field talent, working capital requirements can be periodically challenged. We have a Factoring Facility with Triumph Business Capital (TBC). TBC advances 93% of our eligible receivables at an advance rate of 15 basis points, an interest rate of prime plus 2%., and our prime floor rate at 4%. As a result of the impact of the COVID-19 pandemic, our clients may be more likely to be delinquent in their payments. As of December 31, 2020, 63% of our $6,629 were current, 26% 1 to 30 days past due, 8% between 31 and 60 days past due and 3% ($202) greater than 60 days.

Our primary sources of liquidity are cash generated from operations via accounts receivable and borrowings under our Factoring Facility with Triumph enabling access to the 7% unfactored portion. Because certain large clients have changed their payment practices announcing 60- and 90-day terms amounting to a unilateral extension to contractual terms by 30-60 days, we can be adversely impacted since Triumph no longer provides credit if an account obligor pays more than 120 days after the invoice date.

Our primary uses of cash are for payments to field talent, corporate and staff employees, related payroll liabilities, operating expenses, public company costs, including but not limited to general and professional liability and directors and officer’s liability insurance premiums, legal fees, filing fees, auditor and accounting fees, stock transfer services, and board compensation; followed by cash factoring and other borrowing interest; cash taxes; and debt payments.

Since we are an EOR with the majority of contracted talent paid as W-2 employees who are paid known amounts on a consistent schedule; our cash inflows do not typically align with these required payments, resulting in temporary cash challenges, which is why in the past we have employed factoring.

Vivos Debtors as of December 31, 2020, had notes receivable totaling $4,258 including default on a $3,000 promissory note and on a $750 tax obligation in December 2019. After numerous failed collection attempts, on February 17, 2020 the Company initiated an action in the Circuit Court of Montgomery County Maryland against Naveen Doki and the Vivos Holdings for nonpayment.

It was also anticipated that following the Merger, the Company would both access the capital markets by selling additional shares of Company Common Stock and use shares of Company Common Stock as currency to acquire other business revenues.  However, all 300 million authorized shares of Company Common Stock were issued in connection with the Merger.  No shares are expected to become available to the Company until the legal dispute with the Vivos Debtors and Vivos Group is resolved. At that point the Company can decide whether to amend the Company’s Certificate of Formation to increase the number of authorized shares of Company Common Stock or approve a reverse-split of the outstanding shares of Company Common Stock to provide additional shares for these purposes. No assurance can be given as to when this might take place.

On May 5, 2020, Maslow received $5,216 loan through the Paycheck Protection Program (the “PPP”) with a term of two (2) years and an interest rate of 1% per annum. The PPP provides that the Company may apply for forgiveness of this loan if the loan proceeds were used for payroll and certain other specified operating expenses while maintaining specified headcount requirements. The accrued interest on the PPP loan as of December 31, 2020 was $34.

On June 5, 2020, The Paycheck Protection Program Flexibility Act (the “PPPF Act”) went into effect providing more flexibility to participants in the PPP which included extending the time to begin repayment of the PPP loan until the amount of forgiveness, if any, is determined, which could be as late as December 31, 2020. The Company may apply for forgiveness earlier if they determine that doing so will maximize the amount of loan forgiveness.

On December 22, 2020, the United States Congress passed an omnibus spending bill (the December relief bill) that included significant revisions and additions to the Paycheck Protection Program (PPP) established by the Coronavirus Aid, Relief and Economic Security Act (CARES Act), and previously amended by the Paycheck Protection Program Flexibility Act (PPP Flexibility Act). President Trump signed the bill on December 27, 2020. The December relief bill permits expenses paid with PPP loan funds to be deductible.

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “PPP2 Act”) contained in the Consolidated Appropriations Act, 2021 (“2021 Appropriations Act”) was enacted. The PPP2 Act and 2021 Appropriations Act included several changes to the forgiveness deadline process and deadlines allowing PPP borrowers up to 10 months to apply for loan forgiveness after the covered period ends.

The Company utilized PPP funds for their intended purpose, in this case for payroll only following guidelines for wage earners > $100.

The funds bolstered our working capital and enabled us to bring back employees and continue to serve our clients even though their requirements had lessened.

As of December 31, 2020, our working capital was $5,970, compared to $784 a year ago as the PPP funds enabled the Company to build A/R reserves since PPP funds were employed to pay salaries of both outsourced and SG&A employees, while approximately 58% of 2019 revenue was still attained and collectible during the covered 24-week period between May and October 2020.

We anticipate approximately $300 in additional SG&A costs in 2021, when compared with 2020 relating to increase in sales and marketing head count to meet growth objectives.

A summary of our operating, investing and financing activities are shown in the following table:

	December 31
	2020	2019

Net cash provided by (used in) operating activities	$(2,070)	$1
Net cash used in investing activities	(50)	(39)
Net cash provided by financing activities	1,915	284
Net change in cash and cash equivalents	$(205)	$246

Operating Activities

Cash employed by operating activities consists of net income (loss), adjusted for non-cash items, including depreciation and amortization, and the effect of working capital changes. The primary drivers of cash inflows and outflows are factoring, accounts receivable and accrued payroll and expenses.

During 2020, net cash used in operating activities was ($2,070), a decrease of $2,071 compared with $1 for 2019. This decrease is primarily attributable to our net loss of ($789), and changes in income tax payable by ($525), accrued payroll ($455), and accounts payable ($401).

Investing Activities

Cash used in investing activities consists primarily of cash paid for capital expenditures.

Financing Activities

Cash provided by financing activities in 2020 was $1,915 as compared to cash used for same purpose totaling $284 in 2019. The increase was due to the Company receiving $5,216 in PPP offset by $853 in repayments from the issuance of convertible notes starting in June of 2019 and return of cash flows from short-term borrowing via our factoring vehicle.

OFF-BALANCE SHEET ARRANGEMENTS

We had no material off-balance sheet arrangements that have, or are likely to have, a current or future material effect on our operations.

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

We derive our revenues from three segments: EOR, Recruiting and Staffing, and Video and Multimedia Production. We provide temporary staffing and permanent placement services. Revenues are recognized when promised services are delivered to client, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Revenues as presented on the consolidated statements of operations represent services rendered to client less variable consideration, such as sales adjustments and allowances. Reimbursements, including those related to out-of-pocket expenses, are also included in revenues, and equivalent amounts of reimbursable expenses are included in cost of services.

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

Temporary staffing revenues is accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on an hourly basis. The contracts stipulate weekly billing, and the Company has elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date.

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

Video and Multimedia Production revenues from contracts with client are recognized in the amount to which we have a right to invoice when the services are rendered by our field talent.

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

The Company evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company annually evaluates the remaining useful lives of all intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company determined that there were no impairment indicators for these assets during the year ended December 31, 2020.

GOODWILL

Goodwill represents the difference between the enterprise value/cash paid less the fair value of all recognized net asset fair values including identifiable intangible asset values in a business combination. The Company reviews goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Based on annual testing, the Company has determined that there was no goodwill impairment during the year ended December 31, 2020.

The Company first evaluates qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is less than its carrying amount, including goodwill. If after qualitatively assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then further testing is unnecessary. If after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company then estimates the fair value of the reporting unit and compares the fair value of the reporting unit with its carrying amount, including goodwill, as discussed below.

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

INTEREST RATES

Our Factoring Facility is priced at a variable interest rate of prime plus 2% with a 15-basis point advance rate with a floor of 4%. Accordingly, future interest rate increases could potentially put us at risk for an adverse impact on future earnings and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

18012 Sky Park Circle, Suite 200 Irvine, California 92614 tel 949-852-1600 fax 949-852-1606 www.rjicpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Reliability Incorporated:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Reliability Incorporated and Subsidiary (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has experienced cash constraints and extended payment terms from its customers, has been unable to negotiate payments due on its related party receivables which are currently in default, is currently unable to access the capital markets, and believes the impact of the COVID 19 pandemic will continue to have a material impact on its business, operations and cash flows. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the Audit Committee of the Board of Directors and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Related Party Transactions and Recoverability of Notes Receivable from Related Parties

As discussed in Notes 12 and 14 to the consolidated financial statements, the Company has significant related party transactions and arrangements with the majority owners of the Company and other companies owned by the majority owners. In addition to holding several receivable agreements, including notes receivable with these related parties, the Company is currently involved in a lawsuit against one of the majority owners and other companies owned by the majority owner.

We identified the evaluation of the identification of related parties, related party transactions and collectability of notes receivable from related parties as a critical audit matter. Auditor judgement was involved in assessing the sufficiency of the procedures performed to identify related parties, identify related party transactions and assess the collectability of the notes receivable from related parties.

The following are the primary procedures we performed to address this critical audit matter. We performed the following procedures to evaluate the identification of related parties, related party transactions and the collectability of the notes receivable from related parties by the Company:

● Reviewed new agreements and contracts between the Company and its related parties;

● Queried the accounts payable system for transactions with its related parties;

● Inspected director and officer questionnaires from the Company’s directors and officers;

● Evaluated the Company’s reconciliation of its applicable accounts to the related parties’ records of transactions and balances;

● Read the Company’s minutes from meetings of the Board of Directors and related committees;

● Inquired with executive officers and key members of management;

● Reviewed public filings, external news, and research sources for information related to transactions between the Company and related parties; and

● Confirmed with the Company’s legal counsel, management, and its outside counsel as to the status of the lawsuits and the collectability of the notes receivable from related parties.

We have served as the Company’s auditor since 2009.

Irvine, California

March 31, 2021

RELIABILITY INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$70	$275
Trade receivables, net of allowance for doubtful accounts	6,870	7,029
Notes receivable from related parties	4,258	3,418
Prepaid expenses and other current assets	289	316
Total current assets	11,487	11,038

Property, plant and equipment, net	76	2,483
Other intangible assets, net	203	237
Goodwill	518	518
Total assets	$12,284	14,276
LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Factoring liability	$2,999	$5,508
Accounts payable	936	1,087
Accrued expenses	375	548
Accrued payroll	691	907
Deferred revenue	182	347
Income taxes payable	292	817
Note payable	-	890
Current portion of mortgage loan payable	-	45
Other current liabilities	42	105
Total current liabilities	5,517	10,254
Mortgage loan payable, net of current portion		1,745
PPP loan payable	5,250	-
Total liabilities	10,767	11,999
Commitment and contingencies (Note 12)
Subsequent events (Note 17)
STOCKHOLDER’S EQUITY
Common stock, without par value, 300,000,000 shares authorized, 300,000,000 issued and outstanding as of December 31, 2020 and 2019	-	-
Additional paid-in capital	750	750
Retained earnings	767	1,840
Total stockholder’s equity attributable to Reliability Inc.	1,517	2,590
Noncontrolling interest in consolidated affiliates	-	(313)
Total equity	1,517	2,277
Total liabilities and stockholder’s equity	$12,284	$14,276

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Years Ended December 31
	2020	2019
Revenue earned
Service revenue	$29,202	$38,444
Cost of revenue
Cost of revenue	25,728	34,375
Gross profit	3,474	4,069
Selling, general and administrative expenses	4,462	2,985
Operating income (loss)	(988)	1,084
Other income (expense)
Interest income from related parties	112	68
Interest income	8	-
Interest expense	(281)	(438)
Other expense	(1)	(206)
Income (loss) before income tax benefit / (expense)	(1,150)	508
Income tax benefit/(expense)	230	(156)
Consolidated net income (loss)	(920)	352
Less net (income) loss attributable to noncontrolling interest in consolidated affiliates	131	(157)
Net income (loss) attributable to Reliability Inc.	$(789)	$195
Net income per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Share used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

For the year ended December 31, 2020 and 2019

(amounts in thousands, except per share data)

	Controlling Interest
			Add-			Non - Controlling
			itional			Interest in
	Common Stock		Paid-in	Retained		Consolidated	Total
	Shares	Amount	Capital	Earnings	Total	Affiliates	Equity

Balance, January 1, 2019	282,000,000	-	-	1,472	1,472		1,472
Net income (loss)				352	352	(157)	195
Recapitalization	18,000,000			16	16		16
Note receivable from shareholder for tax debt			750		750		750
VIE consolidation						(156)	(156)
Balance, December 31, 2019	300,000,000		750	1,840	2,590	(313)	2,277
Net income (loss)				(971)	(971)	182	(789)
VIE disposal				(102)	(102)	131	29
Balance, December 31, 2020	300,000,000		750	767	1,517	-	1,517

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(789)	$195
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	79	25
(Gain)/loss on disposal of property and equipment	(176)	3
Deferred income taxes	-	(344)
Accrued interest	(68)	(25)
Changes in operating assets and liabilities:
Trade receivables	159	(548)
Prepaid expenses and other current assets	27	(68)
Accounts payable	(151)	250
Accrued payroll	(217)	238
Accrued expenses	(142)	(62)
Deferred revenue	(166)	112
Other liabilities	(101)	72
Income taxes payable/tax paid	(525)	153
Net cash provided by operating activities	(2,070)	1
Cash flows from investing activities:
Cash from merger	-	2
Purchase of fixed assets	(50)	(41)
Net cash used in investing activities	(50)	(39)
Cash flows from financing activities:
Net borrowing/(repayment) of line-of-credit+	(2,509)	916
Proceeds from issuing short-term debt	-	850
Net borrowing/(payment) of long-term debt	5,216	(794)
Advances to related parties	61	(688)
Repayment of long-term debt	(853)	-
Net cash provided by financing activities	1,915	284
Net increase (decrease) in cash and cash equivalents	(205)	246
Cash and cash equivalents, beginning of year	275	29
Cash and cash equivalents, end of year	$70	$275

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS, continued

(amounts in thousands)

	For the years ended December 31,
Supplemental disclosures of cash flow information:	2020	2019
Cash paid during the year for:
Interest	$275	$364
Income taxes	$301	$389

Supplemental disclosures of non-cash investing and financing activities:
Net tangible assets acquired in acquisition of IQS	$-	$623
Net intangible assets acquired in acquisition of IQS	$-	$758
Liabilities assumed during acquisition of IQS	$-	$735
Reduction in notes receivable from related parties for acquisition of IQS	$-	$646
ASC 842 leases added to property, plant and equipment	$-	$30
Leases placed in other current liabilities	$-	$30
Non-cash impact of recapitalization from merger
Liabilities assumed in merger	$-	$7
Conversion of shareholder loan to equity in merger	$-	$162
VIE net asset consolidated (unconsolidated)	$(1,790)	$1,631
VIE liabilities consolidated (unconsolidated)	$(1,790)	$1,790
VIE reduction in equity	$-	$160

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

NOTE 1 - NATURE OF OPERATIONS

Reliability, Inc. is a leading provider of employer of record and temporary media and information technology (“IT”) staffing services that operates, along with its wholly owned subsidiary, The Maslow Media Group, Inc., (collectively, “Reliability” or the “Company”), primarily within the United States of America in three industry segments: Employer of Record (“EOR”), Recruiting and Staffing and Video and Multimedia Production which provides script to screen media talent. EOR which is a unique workforce management solution, represented 80.7% of the revenue in 2020. Our Staffing segment provides skilled field talent on a nationwide basis for IT and finance and accounting client partner projects. Our Staffing includes revenue derived from permanent placement. Video Production involves assembling and providing crews for special projects that can last anywhere from a week to 6 months.

On October 29, 2019, Maslow Media Group (“Maslow” or “MMG”) became a wholly owned subsidiary of Reliability via a reverse merger (the “Merger”).

On December 1, 2019, the Company acquired the customer contracts and trade receivables and assumed certain liabilities of Intelligent Quality Solutions, Inc. (“IQS”). IQS operates as a division of MMG.

NOTE 2 - LIQUIDITY AND GOING CONCERN

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. This outbreak continued throughout 2020 and into 2021. The outbreak and any preventative or protective actions that governments or we may take in respect of this coronavirus may result in a period of business disruption, reduced customer traffic and reduced operations. The impact of this coronavirus has had a material negative in the short term. The full financial impact cannot be reasonably estimated at this time, but may materially affect our business, financial condition and results of operations. The impact of the COVID-19 pandemic on the Company and its clients continues to evolve and is expected to adversely impact the Company’s profitability, cash, assumptions and projections.

Even before the state and U.S. governments’ reaction to COVID-19 forced employees to work from their homes starting around March 12, 2020, the Company had begun to experience cash constraints due to the following factors:

1.	Approximately $4,300 of outstanding debt owed to the Company had not been paid and is in default.
2.	The utilization of cash used in financing Vivos Group affiliated activities of $688 in 2019.
3.	The inability to access capital markets due to not having any available shares of common stock.

Executive management took swift action on March 16, 2020 by reducing hours of employees who worked on clients significantly impacted by the COVID-19 virus concerns. Six (6) administrative employees were subsequently furloughed as of March 20, 2020, and a temporary across the board reduction in pay was instituted across the remaining administrative staff members with executives taking a 50% larger cut in salary. We also began having employees work from their homes making full use of our cloud-based infrastructure, and subsequently terminated the lease effective April 30, 2020 in Rockville, MD which saved the Company approximately $246 a year. On May 5, 2020 (the “Effective Date”), MMG received the proceeds of a loan pursuant to into a promissory note (the “Note”) under the Paycheck Protection Program with TBK Bank, SSB (“Lender”), in the amount of $5,216 (the “PPP Loan”). The Paycheck Protection Program (“PPP”) was established under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). These funds were utilized entirely for payroll during the 24-week covered period which commenced in May 2020 and ended in October 2020. Maslow exhausted use of the funds for payroll by the end of August 2020.

RELIABILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

The PPP Loan enabled MMG to return furloughed employees who were still available to work and hire additional staff for purposes of vital sales, marketing and general and administrative projects. Salaries were returned to normal levels and amounts that were previously suspended were returned to most corporate employees. Those employees who accepted permanent reductions in pay were given incentives to achieve at those levels and beyond. No employee was reduced below the 25% threshold that the PPP Loan mandated.

Even after receiving PPP funds, we continued to look for ways to streamline our business by re-structuring IQS, eliminating occupancy of office in Plymouth, MN, and trimming many non-essential SG&A expenses.

The Company applied for PPP loan forgiveness on March 3, 2020 for the entire amount borrowed in accordance with the PPP rules and guidance. The Company believes that the entire $5,216 of the PPP Loan will be forgiven. However, no assurance can be given that all or any of the PPP Loan will, in fact, be forgiven. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the forgiveness of the PPP Loan.

Additionally, the Company is pursuing CARES Act Paycheck Protection Program round 2 for which we believe we qualify.

During the year ended December 31, 2020, we incurred a net loss in the amount of $789 and utilized cash from operating activities in the amount of $2,070. Our revenues decreased by $9,242 or 24% when compared to 2019, largely due to the COVID-19 pandemic. We also incurred an operating loss of $988 in 2020 compared to operating income of $1,084 in 2019.

All these conditions noted above, most notably the adverse impact of sales by COVID 19and presumption that all debts coming due without ability to raise cash from Vivos Holdings receivable, raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurances that the Company will be successful in managing the impact of the foregoing or its ability to maintain sufficient liquidity over a period of time that will allow it to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liability that may results from the possible inability of the Company to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements reflect the financial position and operating results of Reliability, Inc. including its wholly owned subsidiary, Maslow. All intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is from January 1st through December 31st.

Management Estimates

The consolidated financial statements and related disclosures are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The Company must make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to revenue recognition, allowances for doubtful accounts, recoverability of notes receivable, useful lives for depreciation and amortization, loss contingencies, allocation of purchase price in connection with business combinations, valuation allowances for deferred income taxes, and the assumptions used for web site development cost classifications. Actual results may be materially different from those estimated. In making its estimates, the Company considers the current economic and legislative environment.

RELIABILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90-days or less to be cash equivalents.

Concentration of Credit Risk

For the year ended December 31, 2020, the Company’s top 10 clients generated over 82% of the revenue. A large portion of our business comes from two clients, AT&T Services, Inc. (inclusive of its DirecTV division) (“AT&T”) and Janssen Pharmaceuticals (which includes workforce partners Johnson & Johnson). AT&T accounted for 29% and 38% of revenue in 2020 and 2019, respectively. AT&T comprised approximately 49% and 50% of the accounts receivable balance as of December 31, 2020 and 2019, respectively. Janssen Pharmaceuticals (which includes workforce partners Johnson & Johnson) accounted for approximately 11% of our total revenues for the years ended December 31, 2020 and 2019. Janssen Pharmaceuticals comprised approximately18% and 19% of accounts receivable as of December 31, 2020 and 2019, respectively. No other client exceeded 10% of revenues.

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

The Company provides for an allowance for doubtful accounts by specifically identifying accounts with a risk of collectability and providing an estimate of the loss exposure. Management considers all contract receivables as of December 31, 2020 and 2019 to be fully collectible, therefore an allowance for doubtful accounts is not provided for.

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

As of December 31, 2020, and 2019, the Company’s deferred revenue totaled $182 and $347 respectively.

RELIABILITY, INC. AND SUBSIDIARY

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

When Level 1 inputs are not available, the Company measures fair value using valuation techniques that maximize the use of relevant observable inputs (Level 2) and minimizes the use of unobservable inputs (Level 3).The carrying amounts reported as of December 31, 2020 and 2019 for cash and cash equivalents, trade receivables, prepaid expenses and other current assets, accounts payable and accrued expenses, factoring liability, notes and mortgages payable approximate their fair values due to the short-term nature of these instruments or are based on interest rates available to the Company that are comparable to current market rates. The estimated fair value of the Company’s PPP loan payable approximates its carrying value as the rate on this debt is determined by the U.S. government which was offered to all participating companies under the CARES Act. It is not practicable to estimate the fair value of the notes receivable from related parties due to their related party nature.

Property and Equipment

Property and equipment are stated at cost and are depreciated using primarily the straight-line method over the following estimated useful lives: furniture, fixtures, and computer equipment — three to seven years; leasehold improvements — over the shorter of the estimated useful life of asset or the lease term. The estimated useful life of building was thirty-nine years. Expenditures for renewals and betterments are capitalized whereas expenditures for repairs and maintenance are charged to income as incurred. Upon sale or disposition of property and equipment, the difference between the unamortized cost and the proceeds is recorded as either a gain or a loss. Depreciation and amortization expense for the years ended December 31, 2020 and 2019 totaled $46 and $23, respectively.

Long-Lived Assets

The Company reviews its long-lived assets, primarily fixed assets, intangible assets and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. There were no impairments recorded during the years ended December 31, 2020 and 2019.

Intangible Assets

The Company holds intangible assets with finite lives. Intangible assets with finite useful lives are amortized over their respective estimated useful lives, ranging from three to ten years, based on a pattern in which the economic benefit of the respective intangible asset is realized. For the years ended December 31, 2020 and 2019, amortization expense was $33 and $3, respectively.

RELIABILITY, INC. AND SUBSIDIARY

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

The Company evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company annually evaluates the remaining useful lives of all intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company determined that there was no impairment needed for these assets during the year ended December 31, 2020.

Goodwill

Goodwill represents the difference between the enterprise value/cash paid less the fair value of all recognized net asset fair values including identifiable intangible asset values in a business combination. The Company reviews goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Based on annual testing, the Company has determined that there was no goodwill impairment during the year ended December 31, 2020.

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

RELIABILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

If the implied fair value of the reporting unit’s goodwill is less than the carrying value, the difference is recorded as an impairment loss. The Company determined that there was no impairment needed for the year ended December 31, 2020.

Revenue Recognition

The Company derives its revenues from three segments: EOR, Recruiting and Staffing, and Video and Multimedia Production. The Company provides temporary staffing and permanent placement services. Revenues are recognized when promised services are delivered to client, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenues as presented on the consolidated statements of operations represent services rendered to clients, less sales adjustments and allowances. Reimbursements, including those related to out-of-pocket expenses, are also included in revenues, and the related amounts of reimbursable expenses are included in cost of services.

Temporary staffing revenues - Field talent revenues from contracts with clients are recognized in the amount to which the Company has a right to invoice when the services are rendered by the Company’s field talent.

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

Payment terms in our contracts vary by the type and location of our client partner and the services offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of December 31, 2020. There were no revenues recognized during years ended December 31, 2020 and 2019 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the years ended December 31, 2020 and 2019.

Advertising

The Company recognizes advertising expense in selling, general and administrative expenses as the services are incurred. Total advertising expense for the years ended December 31, 2020 and 2019 was $24 and $43, respectively.

Earnings (Loss) Per Share

Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year.

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

RELIABILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

A valuation allowance is recorded against deferred tax assets in these cases when management does not believe that the realization is more likely than not. While management believes that its judgements and estimates regarding deferred tax assets and liabilities are appropriate, significant differences in actual results may materially affect the Company’s future financial results.

The Company recognizes any uncertain income tax positions at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2020, and 2019, the Company did not record any accruals for interest and penalties. The Company does not foresee material changes to its uncertain tax positions within the next twelve months. The Company’s tax years are subject to examination for 2017 and forward for U.S. Federal tax purposes and for 2016 and forward for state tax purposes.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss methodology with an expected credit loss model that requires consideration of a broader range of information to estimate credit losses over the lifetime of the asset, including current conditions and reasonable and supportable forecasts in addition to historical loss information, to determine expected credit losses. Pooling of assets with similar risk characteristics and the use of a loss model are also required. Also, in April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to clarify the inclusion of recoveries of trade receivables previously written off when estimating an allowance for credit losses. The amendments in this update were required to be applied using the modified retrospective method with an adjustment to retained earnings and were effective for us beginning with fiscal year 2020, including interim periods. The adoption of the amendments in this update as of January 1, 2020 did not have a material impact on our accounts receivable, retained earnings, as well as our results of operations for the year ended December 31, 2020.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement, to improve the fair value measurement reporting of financial instruments. The amendments in this update require, among other things, added disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update eliminate, among other things, disclosure of the reasons for and amounts of transfers between Level 1 and Level 2 for assets and liabilities that are measured at fair value on a recurring basis and an entity’s valuation processes for Level 3 fair value measurements. The amendments in this update were effective for us beginning with fiscal year 2020. Retrospective application is required for all amendments in this update except the added disclosures, which should be applied prospectively. The adoption of the amendments in this update did not have a material impact on our consolidated financial position and results of operations as of and for the year ended December 31, 2020.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles–Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, to provide additional guidance on the accounting for costs of implementing cloud computing arrangements that are service contracts. The amendments in this update require the capitalization of implementation costs during the application development stage of such hosting arrangements and amortization of the expense over the term of the arrangement, including any option to extend reasonably certain to be exercised or option to terminate reasonably certain not to be exercised. Capitalized implementation costs and amortization thereof are also required to be classified in the same line item in the statements of financial position, operations and cash flows associated with the hosting service fees. The amendments in this update were effective for us beginning with fiscal year 2020. Entities may select retrospective or prospective application to all implementation costs incurred after the adoption date. We selected prospective application to all implementation costs incurred after the adoption date. The adoption of the amendments in this update did not have a material impact on our property and equipment, net and results of operations as of and for the year ended December 31, 2020.

RELIABILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848)—Facilitation of the Effects of Reference Rate Reform on Financial Reporting, that provides optional relief to applying reference rate reform to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (LIBOR), which will be discontinued by the end of 2021. Also, in January 2021, the FASB issued ASU No. 2021-01 Reference Rate Reform (Topic 848)—Scope, to clarify that cash flow hedges are eligible for certain optional expedients and exceptions for the application of subsequent assessment methods to assume perfect effectiveness as previously presented in ASU 2020-04. The amendments in this update are effective for us immediately and may be applied through December 31, 2022. The adoption of this update is not expected to have a material impact on our consolidated financial position and results of operations.

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, to remove certain exceptions and improve consistency of application, including, among other things, requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The amendments in this update will be effective for us beginning with fiscal year 2021, with early adoption permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of the amendments in this update is not expected to have a material impact on our consolidated financial position and results of operations.

In October 2020, the FASB issued ASU No. 2020-10 Codification Improvements, to make incremental improvements to U.S. GAAP and address stakeholder suggestions, including, among other things, clarifying that the requirement to provide comparative information in the financial statements extends to the corresponding disclosures section. The amendments in this update will be effective for the Company beginning with fiscal year 2021, with early adoption permitted. The amendments in this update should be applied retrospectively and at the beginning of the period that includes the adoption date. The adoption of the amendments in this update is not expected to have a material impact on our consolidated financial position and results of operations.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments in this update will be effective for the Company beginning with fiscal year 2023, with early adoption permitted. The adoption of the amendments in this update is not expected to have a material impact on our consolidated financial position and results of operations.

The Company does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material effect on its present or future consolidated financial statements.

RELIABILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

NOTE 4 - ACQUISITION

Intelligent Quality Solutions (“IQS”)

On December 1, 2019, the Company acquired the customer contracts and trade receivables and assumed certain liabilities of Intelligent Quality Solutions, Inc. IQS in exchange for a reduction of approximately $691 of the notes receivable from relates parties (Vivos Group).

The assets acquired in the IQS asset purchase agreement were acquired by Maslow. The acquisition of IQS allows the Company to strengthen and expand its IT operations throughout the Midwest U.S. region and expand to markets across the country with talent and software quality assurance services.

The consolidated statement of operations for the year ended December 31, 2019 includes one month of IQS operations, which was approximately $245 of revenue and $6 of net operating loss. The purchase price has been allocated to the assets acquired and liabilities assumed as of the date of acquisition. All amounts recorded to goodwill are expected to be deductible for tax purposes. The allocation is as follows:

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

The following unaudited pro forma financial information includes the results of operations of the Company and is presented as if IQS had been acquired as of January 1, 2019. The unaudited pro forma information has been provided for illustrative purposes only. The unaudited proforma information does not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented, or the results that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following unaudited pro forma financial information because of future events and transactions, as well as other factors, many of which are beyond the control of the Company. Net profit was calculated using an assumed blended tax rate of approximately 28%.

RELIABILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

Proforma (unaudited)	2019
Revenues	$41,441
Operating Income	1,218
Net Profit	248

NOTE 5 – TRADE RECEIVABLES

Contract receivables consist of the following as of:
	2020	2019
Billed receivables	$3,630	$1,312
Unbilled receivables	241	209
Accounts receivable, factored	2,999	5,508
Total	$6,870	$7,029

All of the net trade receivables are pledged as collateral on a loan agreement.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2020 and 2019 consists of the following:

	2020	2019
Building	$-	$1,856
Land	-	510
Office equipment	63	248
Computer software	107	61
Leasehold improvements	-	6
Operating lease asset	18	18
	188	2,699
Accumulated depreciation	(112)	(216)
Property, plant and equipment, net	$76	$2,483

RELIABILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company acquired intangible assets as part of the IQS acquisition during the year ended December 31, 2019 as discussed in Note 4. The Company recorded $518 of goodwill from this acquisition.

Information regarding purchased intangible assets as of December 31, 2020 is as follows:

	Gross Value	Accumulated Amortization	Net Carrying Value
Trade name	$199	$22	$177
Customer relationships	41	15	26
Total	$240	$37	$203

Information regarding purchased intangible assets as of December 31, 2019 is as follows:

	Gross Value	Accumulated Amortization	Net Carrying Value
Trade name	$199	$2	$197
Customer relationships	41	1	40
Total	$240	$3	$237

Trade name and customer relationships are amortized over 10 and 3 years, respectively. Amortization expense relating to purchased intangible assets was $33 and $3, for the years ended December 31, 2020 and 2019, respectively.

Estimated future amortization expense for the next five years and thereafter is as follows:

Years Ending December 31:
2021	$34
2022	32
2023	20
2024	20
2025	20
Thereafter	77
Total	$203

NOTE 8 - ACCRUED EXPENSES

Accrued expenses consist of the following as follows:

	December 31,
	2020	2019
Accrued vendor costs	$166	229
Financed insurance payable	133	258
Other	76	61
Accrued expenses	$375	$548

RELIABILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

NOTE 9 - INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2020 and 2019 are comprised of the following:

	2020	2019
Current federal income tax	$(276)	$246
Current state income tax	46	254
Deferred income tax (benefit)	-	(344)
Income tax expense (benefit)	$(230)	156

Significant components of the Company’s deferred income tax assets (liabilities) are as follows at:

	December 31
	2020	2019
Deferred tax assets (liabilities):
Employee accruals	$70	$74
Cash to accrual	(15)	(31)
Accrued workers’ compensation and other	26	33
State deduction	-	7
Acquisition fees	-	14
Sec. 163(j) interest limitation	38	-
Federal and State net operating loss carryforwards	79	-
Deferred tax liabilities:
Intangibles	(5)	-
Fixed assets	(19)	(13)
Deferred income taxes, net	173	85
Valuation allowance	(173)	(85)
Deferred tax assets (liabilities)	$-	$-

The income tax provision, reconciled to the tax computed at the statutory federal rate, is as follows:

	December 31
	2020		2019
Tax expense at federal statutory rate	$(214)	21%	$74	21%
State income taxes, net	(54)	5.3%	20	5.7%
Meals and entertainment	1	-0.1%	2	0.7%
Penalties	-	-	5	1.3%
Nondeductible acquisition costs	-	-	16	4.6%
Valuation allowance	88	-8.7%	85	16.7%
Other, net	(51)	6.2%	(46)	13.3%
Income tax expense	$(230)	22.58%	$156	21.3%

RELIABILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

NOTE 10 - DEBT

Convertible Debt

The Company had notes payable in the amount of $890 as of December 31, 2019, pursuant to a convertible debt offering that commenced June 13, 2019. The offering was conducted pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder. Pursuant to this agreement, the Company issued to each individual a warrant for 0.5 shares of Company Common Stock and a convertible promissory note of same date in the initial principal amount of $50, in exchange for $50. The notes bore interest at 12% per year with the balance becoming due within 1 year from the issuance date unless earlier converted into shares of Company Common Stock upon the issuance by Reliability of Company Common Stock for gross proceeds of at least $5,000. Since this did not happen and the Company did not have Common Stock available to convert into these, notes were paid in full as they became due over a 3-month period between June 2020 and September 2020.

Warrants can only be redeemable if the proceeds of $5,000 are secured.

Tax Liabilities

When MMG was initially acquired by Vivos Holdings, LLC in December 2016, the Company’s corporate status was changed from an S Corp to a C Corp due to its new ownership structure. This triggered an accelerated tax event, a $215 estimated annual impact per year for 4 years which was accounted for in subsequent tax returns through 2019. As of December 31, 2020, the Company’s overall tax liability was $292 which include tax liabilities for 2018, 2019 from completed tax returns and loss carryback provisions for 2020.

Factoring Facility

Triumph Business Capital

On November 4, 2016, the Company entered into a factoring and security agreement with Triumph Business Capital (“Triumph”). Pursuant to the agreement, the Company received advances on its accounts receivable (i.e., invoices) through Triumph to fund growth and operations. The proceeds of this agreement were used to pay operating costs of the business which include employee salaries, vendor payments and overhead expenses. On January 5, 2018, the agreement was amended to lower the factoring fee and interest rate for a term of one year. The agreement was amended again on January 19, 2018, to increase the maximum advance rate to $5,500. In January 2020, a new agreement was negotiated with Triumph lowering advance rate from 18 basis points to 15 and the interest rate from prime plus 2.5% to prime plus 2%. The amount of an invoice eligible for sale to Triumph went from 90% to 93%. The agreement which previously renewed annually, is now month to month. The Company continues to be obligated to meet certain financial covenants in respect to invoicing and reserve account balance.

In accordance with the agreement, a reserve amount is required for the total unpaid balance of all purchased accounts multiplied by a percentage equal to the difference between one hundred percent and the advanced rate percentage. As of December 31, 2020, the required amount was 10%. Any excess of the reserve amount is paid to the Company on a weekly basis, as requested. If a reserve shortfall exists for a period of ten-days, the Company is required to make payment to the financial institution for the shortage.

Wilco Capital Management

In order to be able to factor IQS invoices after the IQS asset acquisition as discussed in Note 4, the Company took on a factoring relationship with Wilco Capital Management (formerly known as First Avenue Funding, LLC) (“Wilco”). The original agreement was signed on January 7, 2019 with a minimum monthly volume of $125 with a maximum advance of $500 for a term of one year. The advanced rate was 90% of eligible accounts receivable (as defined by the agreement) and a finance rate of 1.275% per month and adjusted with any increase to the prime rate. As of December 31, 2019, the outstanding balance was $479. This relationship ended on March 31, 2020, when Triumph bought out this factoring relationship.

RELIABILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

Accounts receivable were sold with full recourse. Proceeds from the sale of receivables were $13,787 and $29,367 for the years ended December 31, 2020 and 2019, respectively. The total outstanding balance under the recourse contract was $2,999 and $5,508 as of December 31, 2020 and 2019, respectively.

The Factoring Facility is collateralized by substantially all the assets of the Company. In the event of a default, the Factor may demand that the Company repurchase the receivable or debit the reserve account. Total finance line fees for the years ended December 31, 2020 and 2019 totaled $65.

PPP Loan Payable

On April 29, 2020, MMG was approved for a $5,216 loan through the Paycheck protection Program (the “PPP”) with a term of two (2) years and an interest rate of 1% per annum. The PPP provides that the Company may apply for forgiveness of this loan if the loan proceeds were used for payroll and certain other specified operating expenses while maintaining specified headcount requirements. The accrued interest on the PPP loan as of December 31, 2020 was $34.

On June 5, 2020, the Paycheck Protection Program Flexibility Act (the “PPPF Act”) went into effect providing more flexibility to participants in the PPP which included extending the time to begin repayment of the PPP loan until the amount of forgiveness, if any, is determined, which could be as late as December 31, 2020. The Company may apply for forgiveness earlier if they determine that doing so will maximize the amount of loan forgiveness (see Note 17).

Other Debt

In February 2020, the Company took out a $250 6-month term loan from Triumph at 10% per annum, in order to meet the Company’s cash obligations (“Triumph Term Loan”). On April 7, 2020, in the face of the COVID 19 lockdown, Triumph offered a 2-month payment holiday and to extend the note payment, which ultimately was agreed to end in February 2021. As of December 31, 2020, $37 was outstanding under the Triumph Term Loan Arrangement.

NOTE 11 – VARIABLE INTEREST ENTITY (VIE)

In December 2019, the Company’s executive management learned that prior to the Merger, in January 2017, one of the Company’s related parties, on behalf of Maslow, executed a guarantee of obligations of Vivos Real Estate Holdings, LLC (“VREH”), under a mortgage loan for the purchase of the property at 22 Baltimore Rd., Rockville, Maryland. Maslow leased this space on market terms. This obligation had not been included in Maslow’s financial statements and were not separately disclosed prior to the Merger.

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

RELIABILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

Although the Company had neither any decision-making authority over VREH, nor financial interest in the operations of VREH, the Company was required to consolidate its financial statements with those of VREH for the reasons mentioned above, as it was considered the primary beneficiary of the VIE.

Due to a lack of cooperation from VREH, the Company had not been able to acquire financial information about this entity for consolidation purposes prior to 2019. As a result, the Company has consolidated this entity for 2019.

The assets and liability of the consolidated VIE were comprised of the following:

2019
Building	$1,856
Office equipment	185
Land	510
Accumulated depreciation	148
Liabilities assumed	1,790
Total net assets consolidated	$613

In addition, the related party note receivable with the VIE in the amount of $772 was eliminated in 2019.

The potential financial exposure to loss as a guarantor could equal all the book value of the related party mortgage loan payable, a total of approximately $1,745 as of December 31, 2020, with $126 due within the next year. VREH is currently three months behind on payments. To date, the Company has not been called on for any loan repayment guarantee. The Company believes there is adequate equity in the property should the bank decide to foreclose, and the Company decides not to make past due payments.

The Company terminated the lease of the property at 22 Baltimore Road effective April 30, 2020. As a result, VREH was considered a VIE for only four months of the 2020 fiscal year.

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

RELIABILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

On September 28, 2018, Credit Cash filed a complaint against Maslow, Vivos Holdings, Vivos Acquisitions, LLC, Mr. Doki, Mrs. Valleru (the “Parties”) and other defendants in the United States District Court for the District of New Jersey for, among other things, breach of contract of the Maslow and HRCN Credit Facilities and their respective guaranties in relation to the November 15, 2017 agreement (the “DNJ Action”). On October 30, 2018, Credit Cash filed a motion to intervene in an action pending in New York State, Monroe County, filed by HCRN and LE Finance, LLC against the Parties and other defendants (“NY State Action”). On December 10, 2018, the Parties entered into a settlement agreement for the purpose of settling certain claims related to the DNJ Action only. Pursuant to the settlement agreement, certain repayment terms were agreed upon between Credit Cash and the Parties, but Credit Cash did not relinquish the right to pursue any claims related to the NY State Action, nor to pursue any remedies against any of the parties in relation to the November 15, 2017 agreement. Because the Parties acknowledged and agreed, that the Credit Cash relationship benefitted Parties other than Maslow, certain of the Parties and their related parties, executed and delivered to the Company that certain Agreement for the Contingent Liquidation of the Common Stock of Maslow Media Group, Inc., dated as of October 28, 2019 (the “Liquidation Agreement”). Pursuant to the Liquidation Agreement the parties thereto pledged shares of Company Common Stock to Maslow to be used to obtain releases from the Lenders defined therein, including Credit Cash and its affiliates. The Liquidation Agreement permits Maslow to either transfer the shares to the Lenders in satisfaction of the outstanding obligations or to arrange for the sale of the shares and using the cash to satisfy such obligations.

On October 9, 2018, Maslow Media Group, Inc. was named as a defendant in an Affidavit of Confession of Judgment filed in the Supreme Court of the State of New York in relation to a case brought by Hop Capital, which the defendants collectively agree to pay a sum of $400 to Hop Capital. Maslow Media Group, Inc. is named as one defendant among six other defendants, all of which are entities related to the Vivos Group. The claim brought by Hop Capital against the defendants in this case is in relation to a Merchant Agreement dated October 4, 2018; an agreement to which Maslow Media Group, Inc. was not a party. As such, Maslow Media Group, Inc. contends that being named in the Affidavit of Confession of Judgment as a defendant was made in error and is currently seeking to have its name removed from Affidavit of Confession of Judgment as a defendant. As of March 2021, we have not been contacted again on this matter, nor have we been notified on any developments The Company will defend itself from this case.

On or about February 17, 2020, the Company, as plaintiff, filed a complaint with the Circuit Court of Montgomery County, Maryland against Vivos Holdings, LLC, Vivos Real Estate Holdings, LLC and Naveen Doki, to enforce Maslow’s rights under certain promissory notes and a personal guarantee made by the defendants. The case is proceeding. The Company believes that it will be granted a judgment in its favor. The Company intends to continue to vigorously prosecute this litigation.

On February 28, 2020, Healthcare Resource Network, LLC filed a complaint against Maslow in the Circuit Court of Montgomery County, Maryland alleging that Maslow participated with the Vivos Group to financially harm the plaintiff. The plaintiff has not specified any alleged damage caused by Maslow and the Company believes any claims are without merit. The Company will defend itself from this case.

On March 16th, 2020, CC Business Solutions, a division of Credit Cash NJ, LLC domesticated a foreign judgement in the Montgomery County Circuit Court system again Health Care Resources Network (HCRN), Maslow Media Group, Vivos Holdings, LLC, Vivos Acquisitions, LLC, Naveen Doki and Silvija Valleru.  This foreign judgement relates to Vivos Holdings adding Maslow Media Group as a guarantor on a loan made to Health Care Resources Network which is in default by HCRN and Vivos Holdings.  Foreign judgement total is $820. This judgement relates to the default on the settlement agreement dated December 10, 2018 referenced above.

On May 5th, 2020, Libertas Funding, LLC domesticated a foreign judgement in the Montgomery County Circuit Court system again Health Care Resources Network (HCRN), Maslow Media Group, Vivos Holdings, LLC, Vivos Acquisitions, LLC, Vivos IT, LLC, Vivos Global Services, LLC, Alliance Micro, Inc. and Naveen Doki.  This foreign judgement from the State of New York relates to loans the Vivos Group took out by adding Maslow Media Group additional collateral.  This loan is currently in default. Foreign Judgement total is $229.

On May 5th, 2020, Kinetic Direct Funding domesticated a foreign judgement in the Montgomery County Circuit Court system again Health Care Resources Network (HCRN), Maslow Media Group, US IT Solutions Inc., 360 IT Professionals, Alliance Micro, Inc. and Naveen Doki.  This foreign judgement from the State of New York relates to loans the Vivos Group took out by adding Maslow Media Group as additional collateral.  This loan is currently in default. Foreign Judgement total is $579.

On May 5th, 2020, Libertas Funding, LLC domesticated a foreign judgement in the Montgomery County Circuit Court system again Health Care Resources Network (HCRN), Maslow Media Group, Vivos Holdings, LLC, Vivos Acquisitions, LLC, Vivos IT, LLC, Vivos Global Services, LLC, Alliance Micro, Inc. and Silvija Valleru.  This foreign judgement from the State of New York relates to loans the Vivos Group took out by adding Maslow Media Group additional collateral.  This loan is currently in default. Foreign Judgement total is $229.

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

On June 12, 2020, Igly Trust, a Vivos entity, asked the Texas court for an injunction requiring the Company to provide a shareholder list and to hold a shareholder meeting. On October 20, 2020, the Texas court denied the injunction but, incongruously, dismissed all the Vivos plaintiffs for lack of personal jurisdiction. The Company appealed the dismissal because the court had jurisdiction over Igly Trust once it made affirmative claims in Texas and because the Court’s order denying the injunction is an important precedent for establishing that the directors under Texas law retain control of shareholder lists and determining the timing of shareholder meetings.

On December 23, 2020, at a hearing in the Maryland District Court, a motion by the Vivos Group to compel a shareholder meeting was summarily dismissed. The judge agreed with the Company that permitting the Vivos Group to vote their shares at a meeting of shareholders could materially harm the interests of the Company as a whole, its employees and minority shareholders. This judge will be presiding over a full trial regarding these matters over a two-week period starting on October 4, 2021, absent any COVID-19 disruptions that could affect scheduling.

NOTE 13 - EQUITY

The Company’s authorized capital stock consists of 300,000,000 shares of common stock, with no par value. All authorized shares of Company Common Stock are issued and outstanding.

NOTE 14 - RELATED PARTY TRANSACTIONS

Stock Purchase Agreement

On November 9, 2016, Vivos Holdings LLC (“Vivos”), a related party affiliate and former owner of Maslow Media Group, acquired 100% of the Company through a stock acquisition exchange for a purchase price of $1,750. $1,400 was paid at settlement with proceeds from the Company and also entered into a promissory note to pay the remaining $350. The promissory note was to be paid in twenty-four equal installments, including interest at 4.5%, in the amount of approximately $15, commencing six months after closing with the last payment on March 1, 2019; these payments were paid by the Company on behalf of the Vivos Holdings. Vivos Holdings subsequently entered into a promissory note receivable with the Company, described below, for the full stock purchase price.

RELIABILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

Notes Receivable

The Company has notes receivable from Vivos Holdings and VREH, a member of the Vivos Group, both related party affiliates.

In connection with the stock purchase agreement noted above, on November 15, 2016, the Company executed a promissory note receivable with Vivos Holdings in the amount of $1,400. As defined by the agreement, the loan consists of two periods, whereby the first period from November 15, 2016 until September 30, 2018, no principal or interest payments were required. Interest will accrue monthly and a new loan in the amount of $1,773 will be subject to a second loan period. During the second loan period, interest shall be paid in 20 equal consecutive payments, quarterly. Principal plus any unpaid interest is due September 20, 2023. Interest during both loan periods accrues at a rate of 2.5%. Additionally, monthly payments of $15 are made on behalf of Vivos Holdings to the seller by the Company. These payments, plus any other payments made by the Company on behalf of Vivos Holdings, are added to the principal balance of the promissory note receivable. In 2018, all quarterly interest payments to be made in phase 2 were offset by the management fees due to Vivos Holdings. As of December 31, 2020, and 2019, the total outstanding balances were $2,736 and $2,666, which includes accrued interest receivable of $229 and $162, respectively.

On November 15, 2017, the Company executed an intercompany promissory note receivable with VREH in the amount of $772. As defined by the agreement, the loan consists of two periods, whereby the first period from November 15, 2017 until March 31, 2018, no principal or interest payments are required. During the first loan period, interest accrued monthly and a new loan amount of $781 will be subject to a second loan period. During the second period, interest is payable in 20 equal consecutive installments and the principal balance plus accrued and unpaid interest is due March 31, 2023. Interest during both periods accrues at a rate of 3.5% annually. In 2018, all quarterly interest payments to be made in Phase 2 were offset by the management fees due to Vivos Holdings. In addition, principal payments totaling $30 were made by Vivos Holdings. As of December 31, 2020, and 2019, the total outstanding balance was $753 and $772, respectively.

On June 12, 2019, Maslow entered into a Personal Guaranty agreement with Mr. Doki, pursuant to which Mr. Naveen Doki personally guaranteed to Maslow the repayment of $3,000 of the balance of the Promissory Note issued to Vivos on November 15, 2017 within the 2019 calendar year via cash, stock, or other business assets acceptable to the Company. Mr. Doki is a 5% or greater beneficial holder of Company Common Stock, and therefore is a related party. As of February 2020, the Company filed a lawsuit against the majority stockholder, pursuant to the personal guaranty agreement for defaulting on the outstanding notes receivables.

In summary the Vivos Holdings receivable totaled $4,169 on December 31, 2019 which included $2,007 of additional borrowings over the period between November 2016 and December 31, 2109. As of December 31, 2020, the receivable totaled $4,258.

RELIABILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

On September 5, 2019, Maslow entered into a Secured Promissory Note agreement with Vivos Holdings, pursuant to which Maslow issued a secured promissory note to Vivos in the principal amount of $750. The note bears interest at 2.5% per year and requires Vivos Holdings to make monthly payments to Maslow of $10 beginning December 1, 2019, with balance due and payable on November 1, 2026. Upon an event of default, which occurs upon failure of Vivos Holdings to make any monthly payment due under the terms of the note, Maslow has the right to declare the entire unpaid balance of the note due and payable. The note is secured by 30,000,000 shares of Company Common Stock, which is due and payable upon a default by Vivos, which occurs upon failure of Vivos to make any monthly payment due under the terms of the note. In addition, both Naveen Doki and Silvija Valleru personally guaranty the repayment of the note by Vivos Holdings. Naveen Doki and Silvija Valleru are beneficial owners of Vivos Holdings and are also 5% or greater beneficial owners of Company Common Stock. As of December 31, 2020, and 2019, the total outstanding balance was $769 and $752, respectively which includes interest of $19 and $2 respectively.

Debt Settlement Agreements

On July 10, 2018, Vivos Holdings executed a receivable financing agreement with a financial institution and agreed to remit $670 of accounts receivable over a six-month period through daily remittances of $5 in exchange for $485. The agreement is guaranteed by Vivos Holdings, both shareholders and Maslow. In October 2018, Vivos defaulted on the agreement and on October 25, 2018, executed a settlement agreement whereby Maslow was to pay the outstanding balance over eleven installments with the final amount due August 31, 2019. The total outstanding balance as of December 31, 2018 was $212. As of December 31, 2020, and 2019, there was no outstanding balance due.

On July 5, 2018, Vivos Holdings executed a receivable financing agreement with a financial institution whereby Vivos Holdings agreed to remit $556 of accounts receivable over a six-month period through daily remittances of $4 in exchange for $400. The agreement was guaranteed by Vivos Holdings, it’s shareholders and the Company. In October of 2018, Vivos Holdings defaulted on the agreement and on January 24, 2019, executed a settlement agreement whereby the Company is to pay the outstanding balance over eight installments with the final amount due August 31, 2019. On July 10, 2018, the Company (as a “merchant”) and Vivos Holdings (as a “owner/guarantor”) entered into a receivable financing agreement with Kinetic Direct Funding LLC pursuant to which the Company and Vivos Holdings agreed to remit $670 of the Company’s accounts receivable over a six-month period through daily remittances of $5 in exchange for $485 (the “Kinetic Financing Agreement”). The agreement is guaranteed by Vivos Holdings as well as Naveen Doki in his individual capacity, and an owner of Vivos Holdings. In October of 2018, there was a default under the Kinetic Financing Agreement by Vivos Holdings. On October 25, 2018, the Company, Naveen Doki, Silvija Valleru, and Vivos Holdings (among other entities) entered into a settlement agreement with Kinetic Direct Funders LLC in relation to default of the Kinetic Financing Agreement whereby the Company is to pay the outstanding balance over eleven installments with the final amount due August 31, 2019. On April 10, 2019, the settlement agreement was amended extending the remaining payment term to July 15, 2020. The Company has a binding and enforceable agreement with certain shareholders permitting the Company to liquidate up to the full amount of the Company’s equity held by such shareholders in order to satisfy the shareholders’ obligations under the Settlement Agreements. As of October 31, 2019, the Company has paid its portion of the outstanding balance due under the settlement agreement in full.

On August 10, 2017, Vivos Holdings executed a receivable advance agreement with Argus Capital Funding. The Company received a net advance of $487 in exchange for $705 of the Company’s accounts receivable. Included in this loan is a fee of $218. The agreement was refinanced on November 15, 2017, when Vivos Holdings, and Vivos Acquisitions, LLC, via Mr. Naveen Doki and Mrs. Silvija Valleru entered into an agreement with CC Business Solutions, a division of Credit Cash NJ, LLC (“Credit Cash”) pursuant to which Credit Cash advanced to the Company $600 in exchange for $780 of the Company’s accounts receivable, to be repaid fully by approximately May 20, 2019 (the “Maslow Credit Facility”).

RELIABILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

In addition, pursuant to the same agreement, Credit Cash advanced to Healthcare Resource Network, a company owned by the Vivos Group (“HCRN”) a credit facility in the principal amount of $1,005 (“HCRN Credit Facility”). Each of Maslow, Vivos Holdings, Vivos Acquisitions, LLC, Mr. Naveen Doki and Mrs. Silvija Valleru guaranteed the HCRN Credit Facility. To secure repayment of their guarantee obligations, the Company and Vivos Holdings granted to Credit Cash a security interest in all their assets. On September 14, 2018, the Company defaulted on the Maslow Credit Facility. In addition, on same date, the HCRN Credit Facility went into default. As a result, repayment on both facilities was accelerated, with the full balance for each becoming immediately due and payable. On December 10, 2018, the Company, Vivos Holdings, Vivos Acquisitions, LLC, Mr. Doki, and Mrs. Valleru and Credit Cash entered into a settlement agreement in connection the November 15, 2017 agreement to govern the terms of the repayment of the HCRN Credit Facility and Maslow Credit Facility. Pursuant to the settlement agreement, the Company agreed to pay $10 per week until the entire balance of the Maslow Credit Facility was paid off. Pursuant to a subsequent agreement dated May 17, 2019 not involving the Company, Vivos Holdings and Vivos Acquisitions, LLC agreed to fully repay the HCRN Credit Facility via quarterly payments beginning June 30, 2019. The HCRN Credit Facility is still being repaid by Vivos Holdings, and as of October 29, 2019, has an outstanding balance of approximately $635. The Company has a binding and enforceable agreement with certain shareholders permitting Maslow to liquidate up to the full amount of Maslow equity held by such shareholders in order to satisfy the shareholders’ obligations under the Settlement Agreements. As of December 31, 2019, the Company had repaid the outstanding balance due for the Maslow Credit Facility under the settlement agreement in full.

Related Party Relationships and Transactions

On October 29, 2019, prior to the Merger, pursuant to the Merger Agreement, Naveen Doki and Silvija Valleru became beneficial owners of 206,606,528 and 51,652,908 shares of RLBY Common Stock, respectively, equal to 68.9% and 17.2% of the total number of shares of RLBY Common Stock outstanding after giving effect to the Merger, respectively. The Company is seeking damages which if granted will likely be the remedy set forth within the merger agreement which is primarily the relinquishment in whole or in part shares of Company Common Stock received by the Respondents in connection with the Merger.

On June 27, 2019, prior to the Merger, Maslow entered into a Securities Purchase Agreement with Hawkeye Enterprises, Inc., a company owned and controlled by Mark Speck, an officer and then director of the Company. Pursuant to this agreement, Maslow issued to Hawkeye Enterprises 16,323 (on a post-Merger basis) shares of Company Common Stock, a warrant (as defined below) for 81,616 (on a post-Merger basis) shares of Company Common Stock and a convertible promissory note of same date in the initial principal amount of $50, in exchange for $50. The note bore interest at 12% per year, with the balance of $56 paid in full on June 26, 2020.

On July 31, 2019, prior to the Merger, the Company entered into a Securities Purchase Agreement with the same officer and then director discussed above. Pursuant to this agreement, the Company issued to this individual a Warrant for 81,616 (on a post-Merger basis) shares of Company Common Stock and a convertible promissory note of same date in the initial principal amount of $50, in exchange for $50. The note bore interest at 12% per year, with balance of $56 paid in full on August 4, 2020.

RELIABILITY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

On July 31, 2019, prior to the Merger, the Company entered into a Securities Purchase Agreement with Nick Tsahalis, an executive officer and director of the Company. Pursuant to this agreement, the Company issued to this individual 32,646 (on a post-Merger basis) shares of RLBY Common Stock, and a Warrant to purchase 16,323 (on a post-Merger basis) shares of the RLBY Common Stock, and a Convertible Promissory Note of same date in the initial principal amount of $100, in exchange for $100. The note bore interest at 12% per year, with balance of $112 becoming due and paid on July 31, 2020.

On September 18, 2019, in anticipation of the closing of the Merger and intending that it be assumed by Maslow after the closing of the Merger, Hawkeye entered into a letter of intent (the “LOI”) regarding the potential acquisition of a complementary business. Maslow was then prohibited from entering into the LOI directly. In connection with the LOI, Hawkeye paid a non-refundable deposit of $75 with the understanding that after the closing of the Merger, the LOI would be assigned to the Company and the Company would reimburse Hawkeye for the deposit. On October 17, 2019, Hawkeye assigned, and Maslow agreed to assume the LOI and reimbursed Hawkeye for the deposit. The reimbursement took place on May 8, 2020 and totaled $83.

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

RELIABILITY, INC. AND SUBSIDIARY

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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the periods indicated:

	December 31
	2020	2019
Revenue:
EOR	$23,564	$34,452
Recruiting and Staffing	4,478	2,190
Video and Multimedia Production	1,125	1,641
Other	35	161
Total	$29,202	$38,444

NOTE 17- SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the balance sheet date of December 31, 2020 through March 16, 2020, the date on which the consolidated financial statements were available to be issued. Based upon this evaluation, management has determined that no material subsequent events have occurred that would require recognition in or disclosures in the accompanying consolidated financial statements, except as follows:

On March 4, 2021, Maslow Media Group submitted an application with the SBA for 100% forgiveness of its PPP loan payable.

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

The Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2020, internal control over financial reporting was effective.

The consolidated financial statements of the Company for 2020 have been audited by the independent registered public accounting firm of Ramirez Jimenez International CPAs who were given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders and the Board of Directors. This annual report does not include an attestation report from the independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board Composition

Our board of directors consists of four directors. Our board of directors has determined that the following directors are “independent” as defined under the rules of the OTC American: Hannah Bible, Louis Parks, and John Chanaud. On November 13, 2019, Hannah Bible was nominated and assumed the role of Chairperson. The authorized number of directors may be changed by resolution of our board of directors amending the applicable by-law provision. Vacancies on our board of directors can be filled by resolution of our board of directors.

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

Our Audit Committee consists of John Chanaud (Chairman), Hannah Bible and Louis Parks. We believe that each qualifies as independent directors according to the rules and regulations of the SEC and OTC American with respect to audit committee membership. We also believe that Mr. Chanaud qualifies as our “audit committee financial expert,” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K. Our board of directors has adopted a written charter for the Audit Committee, which is available on our corporate website under the investor relations tab at www.maslowmedia.com. The information on our website is not part of this Annual Report on Form 10-K.

Compensation Committee

The Compensation Committee is responsible for, among other matters: (1) reviewing key team members compensation goals, policies, plans and programs; (2) reviewing and approving the compensation of our directors and executive officers; and (3) reviewing and approving employment agreements and other similar arrangements between us and our executive officers. The Committee shall have the authority to delegate any of its responsibilities, along with the authority to act in relation to such responsibilities, to one or more subcommittees as the committee may deem appropriate in its sole discretion. The Compensation Committee may invite such members of management to its meetings as it deems appropriate. However, the Compensation Committee meets regularly without such members present, and in all cases no officer may be present at meetings at which such officer’s compensation or performance is discussed or determined. The Committee has the authority, in its sole discretion, to select, retain and obtain the advice of a compensation consultant as necessary to assist with the execution of its duties and responsibilities. Neither the Compensation Committee nor management engaged a compensation consultant with respect to Fiscal 2020.

Our Compensation Committee consists of Hannah Bible, Louis Parks and John Chanaud. Our board of directors has adopted a written charter for the Compensation Committee.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is charged with the responsibility of ensuring a corporate governance framework is in place and provides oversight and guidance thereof, while also attracting and securing top talent for leadership positions.

The Committee is responsible for the following Nomination activities; (1) review our policies and ensure they are equipped with clear selection criteria; (2) determine criteria for director and executive officer qualifications (3) recommend to the Board candidates for election by the Board to fill vacancies occurring on the Board or corporate officers; (4) Consider stockholders’ nominees in accordance with applicable rules and regulations and develop procedures regarding the nomination process as required by the federal securities laws and the rules and regulations of the SEC and Nasdaq; (5) Make recommendations to the Board concerning the selection criteria to be used by the Nominating and Corporate Governance Committee in seeking nominees for election to the Board; and (6) Assist in attracting qualified candidates to serve on the Board and interview and otherwise assist in the screening of such candidates

The Committee is responsible for the following Corporate Governance Matters:(1) Develop and recommend to the Board corporate governance guidelines applicable to the Company; (2) Review board size, composition and structure; (3) oversee areas of authority, segregation of duties; checks and balances; political spending, diversity, corporate social responsibility, communications, proxy filings and other stakeholder areas. (4) Review any issues relating to conflicts of interests and (in conjunction with the Audit Committee of the Board as necessary or appropriate) all related party transactions in accordance with SEC and Nasdaq requirements, and report the same to the Board; and (5) perform annual board evaluations;

Other Committees

Our board of directors may establish other committees, including a Strategic Advisory Committee, as it deems necessary or appropriate from time to time.

Family Relationships

There are no family relationships among any of our executive officers or any of our directors.

Directors

Hannah Bible

Independent Director and Chairwoman,

Age: 40

Director Since: 2014

Committees Served: Compensation Committee (Chair), Audit Committee, Nominating and Corporate Governance Committee

Hannah M. Bible is a Director of the Company and has served in such capacity since April 25, 2014. Ms. Bible is Vice President of Legal at Digirad Corporation (“DRAD”) since October 2019. She has also served the subsidiaries of DRAD as Chief Financial Officer and in-house counsel to Lone Star Value Management, LLC (“Lone Star Value Mgmt.”), and VP-Finance to ATRM Holdings, Inc. since April 2019. Ms. Bible has over 15 years of combined legal and accounting experience across a variety of industries. From May 2016 through August 2017 Ms. Bible served on the board of Crossroads Systems, Inc. (NASDAQ: CRDS, now OTC: CRSS), a data storage company. Prior to joining Lone Star Value Mgmt. in June 2014, Ms. Bible was the Director of Finance/CFO at Trinity Church in Greenwich, CT. From October 2011 to December 2012, Ms. Bible served as a legal advisor to RRMS Advisors, a company providing advisory and due diligence services to banking and other institutions with high-risk assets. From June 2009 to December 2013, Ms. Bible advised family fund and institutional clients of International Consulting Group, Inc., and its affiliates within the Middle East on matters of security, corporate governance, and U.S. legal compliance. From 2006 to 2008, Ms. Bible served within the U.N. General Assembly as a diplomatic advisor to the Asian-African Legal Consultative Organization, a permanent observer mission to the United Nations. Ms. Bible has also taught as an Adjunct Professor at Thomas Jefferson School of Law, within the International Tax and Financial Services program. Prior to this Ms. Bible held various accounting positions with Samaritan’s Purse, a large $300MM+ 501(c)(3) organization dedicated to emergency relief and serving the poor worldwide. Previously, Ms. Bible served as a director of AMRH Holdings, Inc. (formerly Spatializer Audio Laboratories). Ms. Bible earned an LLM in Tax from New York University School of Law, a JD with honors from St. Thomas University School of Law, and a BBA in Accounting from Middle Tennessee State University.

Louis Parks

Independent Director
Age: 60
Director Since: 2020
Committees Served: Audit Committee, Nominating and Corporate Governance Committee (Chair)

Louis A. Parks is Managing Member at Tyro Capital Management LLC, a New York City-based equity hedge fund, serving as the firm’s COO and CFO. Mr. Parks has spent over 30 years on Wall Street in various capacities of senior management. His responsibilities have included overseeing large work forces, managing risk, equity trading, implementing compliance and ethics protocols, client interface, marketing and revenue production. In addition, he is an investor who focuses on deploying capital and providing expertise to small companies both independently and through his partnership stake in Metropolitan Business Funding, LLC. Mr. Parks was previously Senior Managing Director, Head of Equities at CL King & Associates as well as Senior Managing Director, Head of Equity Trading at Raymond James Financial. Mr. Parks began his career as an institutional equity sales trader covering both domestic and international accounts for Morgan Stanley & Company, Sanford C. Bernstein & Company and Merrill Lynch & Company.

Mr. Parks holds Master of Business Administration and Master of Arts degrees from Columbia University, as well as Bachelor of Arts degrees from Columbia University, magna cum laude, Phi Beta Kappa and New York University, cum laude. In 2000, he established the Louis A. Parks Fellowship in Classics at the Graduate School of Arts & Sciences at Columbia University to provide scholarship funding to graduate students studying ancient Greek & Roman history, language and culture.

Mr. Parks serves on several for-profit and not-for-profit boards including Reliability, Inc., Ensconce Capital Advisors, Atlas Health Holdings, the League Education & Treatment Center (a school for autistic children and adults), Friends of the Bronxville Public Library (past treasurer and president), the Graduate School of Arts & Sciences Alumni Board at Columbia University (past fundraising chair and president), the Columbia University Alumni Trustee Nominating Committee (past chair) and The East 86th Street Association.

He was a recipient of Columbia University’s 2018 Alumni Medal as well as a recipient of the Dean’s Distinguished Alumni Award in 2010.

John Chanaud

Independent Director
Age: 58
Director Since: 2020
Committees Served: Audit Committee (Chair), Compensation Committee, Nominating and Corp Governance Committee

Mr. Chanaud is Vice President and Chief Financial Officer of The Bernstein Companies an 85-year-old Washington, DC based real estate development, management and investment firm where his primary responsibility is financial oversight and planning for the Company, its subsidiaries, and operating divisions. The Bernstein Companies invests in, develops, and operates multi-family properties, office buildings, hotels and mixed-use projects, as well as operates a structured finance division managing tax credit investments across the country. During his time as VP & CFO the Company has had direct ownership interest in projects totaling over $3B, both through institutional investment funds and its own private portfolio. In addition, TBC’s structured finance division has directed another $2B+ in investments nationwide. Prior to joining Bernstein in 1997, Mr. Chanaud served for over 10 years as a Certified Public Accountant with a regional CPA firm. Mr. Chanaud is a member of the American Institute of Certified Public Accountant’s and the Maryland Association of CPA’s.  He is a 1986 graduate of Towson University with a BS degree in Accounting.

Nick Tsahalis

Age: 43
Director Since: 2019
Committees Served: Nominating and Corp Governance Committee

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

The following table sets forth certain information with respect to our executive officers as of the date of this Annual Report:

Name	Age	Position

Nick Tsahalis	43	President and Chief Executive Officer
Mark Speck	60	Chief Financial Officer and Secretary

Code of Ethics

The Company is establishing a Code of Business Ethics and Corporate Conduct (the “Code of Conduct”) and expects to have the Code of Conduct approved in April 2021. Upon approval, the Company will file a Current Report on Form 8-K containing the Code of Conduct and it will also make the Code of Conduct available on our website at www.maslowmedia.com. If we amend or grant a waiver of one or more of the provisions of our Code of Business Ethics and Corporate Conduct, we intend to satisfy the requirements under Item 5.05 of Item 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Conduct that apply to our principal executive, financial and accounting officers by posting the required information on our website at the above address. Our website is not part of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Named Executive Officers

Our named executive officers for Fiscal 2020 are:

●	Nick Tsahalis, our President and Chief Executive Officer
●	Mark Speck, our Chief Financial Officer and Secretary

Throughout this section, the term “named executive officer” is intended to refer to the individuals identified above. During Fiscal 2020, we had only two named executive officers, each of whom is set forth above.

Summary Compensation Table

The following table presents compensation information for our named executive officers with respect to Fiscal 2020 and 2019. These structures are based on Maslow agreements with Vivos Holdings when Vivos Holdings owned Maslow before the Merger.

Name and Principal Position	Year	Salary ($)	Bonus ($) *	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All Other Compensation ($) **	Total ($)

Nick Tsahalis President and Chief	2020	$260	$78					$30	$368
Executive Officer	2019	$260	$113					$14	$387

Mark Speck Chief Financial Officer and	2020	$250	$75					$30	$355
Secretary	2019	$250	$90					$14	$354

(*)	Bonus amounts for 2020 have been deferred. Compensation Committee has authority to pay a discretionary portion up to 50% of the executive officer’s base salary.
(**)	Represents car allowance and premium subsidy for medical benefits.

Name	Board Member ($)	Audit Committee ($)	Compensation Committee ($)	Nominating & Governance Committee ($)	Chairperson of the Board ($)	Total ($)

Hannah Bible	$20					$20
Louis Parks	$20					$20
John Chanaud	$20					$20

Agreements with Executive Officers

The President and Chief Executive Officer and the Chief Financial Officer of the Company have employment agreements with Maslow.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of Company Common Stock as of March 17, 2021 by:

●	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares of Company Common Stock;
●	each of our named executive officers and directors; and
●	all our executive officers and directors as a group.

Each stockholder’s percentage ownership is based on 300,000,000 shares of Company Common Stock outstanding as of March 17, 2021.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

The number and percentage of shares beneficially owned by a person includes shares that may be acquired by such person within 60 days of March 16, 2021 through the exercise of vested options or warrants, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

Except as otherwise set forth below, the address of the persons below is c/o Reliability, 22505 Gateway Center Drive, P.O. Box 71 Clarksburg, MD 20871.

Name	Directly Owned Shares of Common Stock	Percentage	Beneficial ownership of Common Stock		Percentage
Officers and Directors
Mark Speck, 22505 Gateway Center Drive, P.O. Box 71, Clarksburg, MD 20871	3,014,882	1.0%	3,276,052	(1)	1.1%
Nick Tsahalis, 22505 Gateway Center Drive, P.O. Box 71, Clarksburg, MD 20871	3,276,052	1.1%	3,276,052		1.1%
All directors and executive officers as a group (2 persons)	6,290,934	2.1%	6,552,104		2.2%
5% Holders (6)
Naveen Doki,	10,138,882	3.4%	202,634,728	(2)	67.5%
Silvija Valleru	4,972,644	1.7%	50,667,482	(3)	16.9%
Shirisha Janumpally	192,495,846	64.2%	202,634,728	(4)	67.5%
Kalyan Pathuri	45,684,838	15.2%	50,657,482	(5)	16.9%
5% Holders Totals	253,292,210	84.4%

(1)	Represents (i) 3,014,882 shares held by Mr. Speck; (ii) 261,170 shares held by Hawkeye Enterprises Inc, a company owned and controlled by Mr. Speck.
(2)	Represents (i) 10,138,882 shares held by Mr. Doki; (ii) 20,661,816 shares held by Federal Systems, a company owned and controlled by Mrs. Janumpally, which Mr. Doki may be deemed to indirectly beneficially own as the husband of Mrs. Janumpally; (iii) 161,503,122 shares held by Judos Trust, a trust in which Mrs. Janumpally is the sole trustee and beneficiary, and of which Mr. Doki may be deemed to indirectly beneficially own as the husband of Mrs. Janumpally; and (iv) 10,330,908 shares held directly by Mrs. Janumpally which Mr. Doki may be deemed to indirectly beneficially own as the husband of Mrs. Janumpally.

(3)	Represents (i) 4,972,644 shares held by Mrs. Valleru; and (ii) 40,520,200 shares held by Igly Trust of which Mrs. Valleru may be deemed to indirectly beneficially own as the wife of Kalyan Pathuri, who is the sole trustee and beneficiary of the Igly Trust; and (iii) 5,164,638 shares held by Mr. Pathuri, which Mrs. Valleru may be deemed to indirectly beneficially own as the wife of Mr. Pathuri.
(4)	Represents (i) 10,138,882 shares that Mrs. Janumpally may be deemed to indirectly beneficially own as the wife of Mr. Doki; (ii) 20,661,816 shares held by Federal Systems, a company owned and controlled by Mrs. Janumpally; (iii) 161,503,122 shares held by Judos Trust, a trust in which Mrs. Janumpally is the sole trustee and beneficiary, and (iv) and 10,330,908 shares Mrs. Janumpally owns directly.
(5)	Represents (i) 5,164,638 shares held by Mr. Pathuri; (ii) 40,520,200 shares held by Igly Trust of which Mr. Pathuri is the sole trustee and beneficiary; and (iii) 4,972,644 shares held by Mrs. Valleru of which Mr. Pathuri may be deemed to indirectly beneficially own as the husband of Mrs. Valleru.
(6)	On or about June 5, 2020, the Company submitted a Claimant’s Notice of Intention to Arbitrate and Demand for Arbitration to the Respondents: Mr. Doki; Mrs. Valleru; Mrs. Janumpally (individually and in her capacity as trustee of Judos Trust); Kalyan Pathuri (individually in his capacity as trustee of Igly Trust) and Federal Systems (the “Respondents”). The Arbitration alleges that certain of the Respondents breached the Merger Agreement providing for the Merger of MMG into a subsidiary of Reliability, in a number of significant respects and potentially committed fraud in connection with the Merger. The Company is seeking damages which if granted will likely be the remedy set forth within the merger agreement which is primarily the relinquishment in whole or in part shares of Company Common Stock received by the Respondents in connection with the Merger. The Company has brought a motion to compel the Arbitration in accordance with the Merger Agreement which is currently being decided by the Federal Courts in New York. The Company believes a strong basis for the motion exists, but no assurance can be given that it will be granted. Regardless, the Company intends to pursue claims under the Merger Agreement in whatever venue is required.

The Company is seeking damages which if granted will likely be the remedy set forth within the merger agreement which is primarily the relinquishment in whole or in part shares of Company Common Stock received by the Respondents in connection with the Merger

The 5% holders listed above, although considered affiliates, currently do not actively participate in the management and policies of the Company.

Directors, Executive Officers, Promoters, and Control Persons

The following table sets forth the name and position of our current executive officers and directors.

Name	Age	Position(s)
Nick Tsahalis (1)	43	President and Director
Mark Speck (2), (6)	60	Chief Financial Officer, Secretary
Hannah Bible (3), (4)	40	Chairwoman of the Board, Director
Louis Parks (5)	60	Director
John Chanaud (7)	58	Director

(1)	On October 29, 2019, Nick Tsahalis was appointed as President of the Company. On October 30, 2019, Mr. Tsahalis was appointed as a director of the Company.

(2)	On October 29, 2019, Mark Speck was appointed as Chief Financial Officer, Secretary, and as a director of the Company.

(3)	On April 25, 2014, Hannah Bible was appointed as a director of the Company.

(4)	On November 13, 2019, Hannah Bible, was appointed Chairwoman of the board.
(5)	On August 10, 2020, Louis Parks was appointed director of the Company.
(6)	On October 7, 2020, Mark Speck voluntarily resigned as Director
(7)	On October 7, 2020, John Chanaud was appointed director of the Company

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Through December 31, 2020, the Company’s principal independent registered accountant was RJI International CPAs (“RJI”).

Aggregate fees billed or incurred related to the following years for fiscal 2020 and 2019 by RJI is set forth below.

	2020	2019

Audit Fees (1)	$94	$62
Audit-Related Fees (2)
Tax Fees	$25	$1
All Other Fees
Total	$119	$63

(1)	Audit fees consist principally of fees for the audit of our consolidated financial statements, review of our interim consolidated financial statements and audit services related to our acquisitions.
(2)	These fees consist principally of fees related to the preparation of SEC registration statements, acquisition due diligence, and U.S. Department of Labor filings.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2021.

RELIABILITY INCORPORATED

By:	/s/ Nick Tsahalis
Name:	Nick Tsahalis
Title:	President and Chief Executive Officer

By:	/s/ Mark Speck
Name:	Mark Speck
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2021.

By:	/s/ Nick Tsahalis
Name:	Nick Tsahalis
Title:	President and Chief Executive Officer

By:	/s/ Louis Parks
Name:	Louis Parks
Title:	Director

By:	/s/ Hannah Bible
Name:	Hannah Bible
Title:	Chairperson of the Board

By:	/s/ John Chanaud
Name:	John Chanaud
Title:	Director

EXHIBIT INDEX

(d)	The following Exhibits are filed with this Annual Report on Form 10-K:

Exhibit No.	Description
2.1	Merger Agreement, by and among Reliability, R-M Merger Sub, Inc., Jeffrey Eberwein, The Maslow Media Group, Inc., and Naveen Doki, and Silvija Valleru (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2019).
2.2	Statement of Merger as filed with the Secretary of State of the State of Virginia on October 29, 2019 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
3.1	Restated Articles of Incorporation (with amendment) (incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 1995).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 5.03 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 5.03 of the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2014).
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 5.03 of the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2014).
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.03 of the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2013).
3.6	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2004).
3.7	Amended Bylaws (incorporated by reference to Exhibit 3.01 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2007).
10.1	Intercompany Promissory Note dated November 15, 2016 between Maslow (as Lender) and Vivos Holdings, LLC (as Borrower) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.2	Intercompany Promissory Note dated November 15, 2017 between Maslow (as Lender) and Vivos Real Estate, LLC (as Borrower) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.3	Settlement Agreement dated October 25, 2018 between Maslow, Vivos Holdings, Silvija Valleru Naveen Doki in relation to default of Future Receivables Sales Agreement with Kinetic Direct Funders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.4	Amendment to Settlement Agreement dated April 10, 2019 between Maslow, Vivos Holdings, Silvija Valleru Naveen Doki in relation to default of Future Receivables Sales Agreement with Kinetic Direct Funding LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.5	Settlement Agreement dated December 10, 2018 by and among Maslow, Vivos Holdings, LLC, Vivos Acquisitions, LLC, Naveen Doki, Silvija Valleru, and CC Business Solutions, a division of Credit Cash NJ, LLC, in relation to Accounts Receivable Advance Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.6	Settlement Agreement dated January 24, 2019 between Maslow, Vivos Holdings, LLC, and Advantage Capital Funding in relation to default of July 5, 2018 Purchase and Sale of Future Receipts Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.7	Factoring and Security Agreement dated November 4, 2016 between Maslow and Advance Business Capital LLC (d/b/a Triumph Business Capital) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.8	First Amendment to Factoring and Security Agreement dated January 5th, 2018 between Maslow and Advance Business Capital LLC (d/b/a Triumph Business Capital) (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.9	Second Amendment to Factoring and Security Agreement dated March 30th, 2018 between Maslow and Advance Business Capital LLC (d/b/a Triumph Business Capital) (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.10	Securities Purchase Agreement dated June 27, 2019 between Maslow and Hawkeye Enterprises, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.11	Convertible Promissory Note dated June 27, 2019 between Maslow and Hawkeye Enterprises, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.12	Warrant Agreement dated June dated June 27, 2019 between Maslow and Hawkeye Enterprises, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.13	Securities Purchase Agreement dated June 31, 2019 between Maslow and Mark Speck (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.14	Convertible Promissory Note dated June 31, 2019 between Maslow and Mark Speck (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.15	Warrant Agreement dated June dated June 31, 2019 between Maslow and Mark Speck (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).

10.16	Securities Purchase Agreement dated July 31, 2019 between Maslow and Nick Tsahalis (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.17	Convertible Promissory Note dated July 31, 2019 between Maslow and Nick Tsahalis (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.18	Warrant Agreement dated June dated July 31, 2019 between Maslow and Nick Tsahalis (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.19	Professional Services Agreement dated May 11, 2017 between Maslow and AT&T Services, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.20	Commercial Lease Agreement dated December 19, 2017 between Maslow and Vivos Real Estate, LLC (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.21	Personal Guaranty dated June 12, 2019 between Maslow and Naveen Doki (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.22	Debt Conversion Agreement by and among Reliability Incorporated and Lone Star Value Investors, LP (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.23	Debt Conversion Agreement by and among Reliability Incorporated and Lone Star Value Co-Invest I, LP (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.24	Form of Piggyback Registration Rights Agreement by and among Reliability and certain Investors (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.25	Form of Lock Up Agreement by and between Reliability and certain Holders (incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.26	Secured Promissory Note dated September 5, 2019 between Maslow (as Noteholder) and Vivos Holdings, LLC (as Debtor) (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.27	Igly Trust Joinder to Merger Agreement dated October 22, 2019 (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.28	Judos Trust Joinder to Merger Agreement dated October 22, 2019 (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.29	Shirisha Janumpally Joinder to Merger Agreement dated October 22, 2019 (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.30	Agreement for the Contingent Liquidation of the Common Stock of Maslow Media Group, Inc., dated October 28, 2019, by and among Maslow Media Group, Inc., Naveen Doki, Silvija Valleru, Shirisha Janumpally, Kalyan Pathuri and Federal Systems (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
21.1	Subsidiaries of the Registrant.*
31.1	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.
†	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

