Form 10-Q
period 2021-03-31
RELIABILITY INC
filed 2021-05-17
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ____________.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 300,000,000 shares of Common Stock, no par value, as of March 23, 2021.

RELIABILITY INCORPORATED
Quarterly Report on Form 10-Q
As of and For the Three Months Ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	March 31, December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$58	$70
Trade receivables, net of allowance for doubtful accounts	4,286	6,870
Notes receivable from related parties	4,308	4,258
Prepaid expenses and other current assets	238	289
Total current assets	8,890	11,487

Property, plant and equipment, net	69	76
Other intangible assets, net	195	203
Goodwill	518	518
Total assets	$9,672	12,284
LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Factoring	$592	$2,999
Accounts payable	533	936
Accrued expenses	319	375
Accrued payroll	1,041	691
Deferred revenue	182	182
Income taxes payable	249	292
Other current liabilities	3	42
Total current liabilities	2,919	5,517

PPP loan payable	5,264	5,250
Total liabilities	8,183	10,767
Commitment and contingencies (Note 6)
Subsequent events (Note 10)
SHAREHOLDER’S EQUITY
Common stock, without par value, 300,000,000 shares authorized, 300,000,000 issued and outstanding as of March 31, 2021 and as of December 31, 2020	-	-
Additional paid-in capital	750	750
Retained earnings	739	767
Total shareholder’s equity	1,489	1,517

Total liabilities and shareholder’s equity	$9,672	$12,284

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2021	2020
Revenue earned
Service revenue	$5,794	$8,801
Cost of revenue
Cost of revenue	5,047	7,769
Gross profit	747	1,032
Selling, general and administrative expenses	810	1,091
Operating loss	(63)	(59)
Other income (expense)
Interest income	74	21
Interest expense	(45)	(138)
Other expense	-	(21)
Loss before income tax (expense) benefit	(34)	(197)
Income tax (expense) benefit	6	(1)
Consolidated net loss	(28)	(198)
Less net income attributable to noncontrolling interest in consolidated affiliates	-	(39)
Net loss attributable to Reliability Inc.	$(28)	$(237)
Net income per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Share used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

For the Three Months Ended March 31, 2021 and 2020

(amounts in thousands, except per share data)

	Controlling Interest					Non-Controlling
			Additional			Interest in
	Common Stock		Paid-in	Retained		Consolidated	Total
	Shares	Amount	Capital	Earnings	Total	Affiliates	Equity

Balance, December 31, 2019	300,000,000	-	750	1,840	2,590	(313)	2,277
Net loss	-	-	-	(198)	(198)	(39)	(237)
VIE consolidation	-	-	-	-	-	17	17
Balance, March 31, 2020	300,000,000	-	750	1,642	2,392	(335)	2,057

Balance, December 31, 2020	300,000,000	$-	$750	$767	1,517	-	1,517
Net loss	-	-	-	(28)	(28)	-	(28)
Balance, March 31, 2021	300,000,000	-	750	739	1,489	-	1,489

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(28)	(237)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19	36
Accrued interest	(60)	3
Changes in operating assets and liabilities:
Trade receivables	2,584	1,385
Prepaid expenses and other current assets	50	58
Accounts payable	(402)	(165)
Accrued payroll	351	87
Accrued expenses	(56)	(136)
Deferred revenue	-	(62)
Other liabilities	(1)	17
Income taxes payable	(44)	(14)
Net cash provided by operating activities	$2,413	972
Cash flows from investing activities:
Purchase of fixed assets	(3)	(21)
Net cash used in investing activities	$(3)	(21)
Cash flows from financing activities:
Net borrowing/(repayment) of line-of-credit+	(2,408)	(1,340)
Repayment of note payable	(38)	(43)
Borrowing of note payable		278
Repayment of notes receivable from related parties	24
Net cash used in financing activities	$(2,422)	(1,105)
Net decrease in cash and cash equivalents	(12)	(154)
Cash and cash equivalents, beginning of year	70	275
Cash and cash equivalents, end of year	$58	121

The accompanying notes are an integral part of these statements.

6

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(amounts in thousands)

	For the Three Months Ended March 31,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$158
Income taxes	$-	$20

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(amounts in thousands, except per share data)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Reliability, Inc. is a leading provider of employer of record and temporary media and information technology (“IT”) staffing services that operates, along with its wholly owned subsidiary, The Maslow Media Group, Inc (“MMG”), (collectively, “Reliability” or the “Company”), primarily within the United States of America in three industry segments: Employer of Record (“EOR”), Recruiting and Staffing and Video and Multimedia Production which provides script to screen media talent. EOR, which is a unique workforce management solution, represented 80.7% of the revenue in 2020 and 77.6% of first quarter 2021 revenue. Our Staffing segment provides skilled field talent on a nationwide basis for IT and finance and accounting client partner projects. Our Staffing includes revenue derived from permanent placement. Video Production involves assembling and providing crews for special projects that can last anywhere from a week to 6 months.

Reliability was incorporated under the laws of the State of Texas in 1953, but the then principal business of the Company started in 1971 was closed down in 2007. The Company completed a reverse merger with MMG (the “Merger”) on October 29, 2019.

Vivos Holdings LLC, the previous sole shareholder of MMG and their transferees who were issued shares of Reliability Common Stock include Naveen Doki, Silvija Valleru, Shirisha Janumpally (through Judos Trust and Federal Systems), and Kalyan Pathuri (through Igly Trust) together own approximately 84% of the issued and outstanding shares of Reliability Common Stock. Vivos Holdings, LLC and Vivos Real Estate Holdings, LLC and Mr. Doki have outstanding notes with MMG that date back to acquisition of MMG in November 2016 (See Note 8) (collectively “Vivos Debtors”).

Mrs. Janumpally, Mr. Doki, and Mr. Pathuri also have common ownership combinations in a number of other entities [Vivos Holdings, LLC. Vivos Real Estate Holdings, LLC (“VREH”), Vivos Holdings, Inc., Vivos Group, Vivos Acquisitions, LLC., and Federal Systems, LLC], (collectively referred to herein as “Vivos Group”).

On or about February 17, 2020, the Company, as plaintiff, filed a complaint with the Circuit Court of Montgomery County, Maryland against Vivos Debtors. (“Vivos Default Claim”) See Note 6.

On or about May 6, 2020, the Vivos Debtors and other Vivos Group members, specifically. Kaylan Pathuri (“Pathuri”), Judos Trust by Shrishsha Janumpally, its trustee (“Judos”) and Igly Trust by Kaylan Pathuri, its trustee, (“Igly”) responded to the Vivos Default Claim with a Counterclaim and Third-Party Complaint (the “Vivos Default Counterclaim”).

On June 5, 2020, Reliability commenced an arbitration seeking to address purported merger violations before the American Arbitration Association (“AAA”) in New York, New York (the “Merger Arbitration”), as permitted by the Merger Agreement against Mr. Doki; Mrs. Valleru; Mrs. Janumpally (individually and in her capacity as trustee of Judos Trust); Mr. Pathuri (individually in his capacity as trustee of Igly Trust) and Federal Systems (the “Merger Respondents”). Although the Merger Respondents filed a counterclaim, Merger Respondent’s have not to paid the AAA’s fees, and ultimately refused to participate in the arbitration. Thereafter, Reliability petitioned the state court in New York to compel arbitration, but this action was removed to federal court, where it has been pending for several months awaiting court action. The Company is seeking damages which if granted will likely be the remedy set forth within the Merger agreement which is primarily the relinquishment in whole or in part shares of Company Common Stock received by the Merger Respondents in connection with the Merger.

On December 23, 2020, after an evidentiary hearing before the Circuit Court for Montgomery County, Maryland, a judge denied a motion by Vivos Holdings, LLC, VREH, Doki, Kaylan Pathuri (“Pathuri”), Judos Trust by Shrishsha Janumpally, its trustee (“Judos”) and Igly Trust by Kaylan Pathuri, its trustee, (“Igly”) to compel a shareholder meeting based on the facts presented at trial. The judge also commented that, based on the evidence presented, management was performing its fiduciary duties to protect the Company despite adverse circumstances. This same judge has been assigned to preside over a full trial regarding Company’s lawsuit to enforce the repayment of notes and the Vivos Group counterclaim, over a two-week period starting on October 4, 2021, absent any COVID-19 disruptions that may affect scheduling.

On December 1, 2019, the Company acquired the customer contracts and trade receivables and assumed certain liabilities of Intelligent Quality Solutions, Inc. (“IQS”). IQS operates as a division of MMG.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(amounts in thousands, except per share data)

Basis of presentation

The unaudited condensed consolidated interim financial statements include the accounts of the Company and all wholly owned divisions, including its 100% owned subsidiary, MMG. All significant intercompany accounts and transactions have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q. Operating results of the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In preparing these unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in the Company’s consolidated financial statements relate revenue recognition, allowances for doubtful accounts, recoverability of notes receivable, useful lives for depreciation and amortization, loss contingencies, allocation of purchase price in connection with business combinations, valuation allowances for deferred income taxes, and the assumptions used for web site development cost classifications.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

Concentration of Credit Risk

For the quarter ended March 31, 2021, 24.6% of revenue came from AT&T Services, Inc. (inclusive of its DirecTV division) (“AT&T”), 15.4% from Goldman Sachs and 13.6% from Morgan Stanley. AT&T, Goldman Sachs and Morgan Stanley accounted for 32.8%, 7.7%, and 5.6%, respectively, in revenue for the same time period ended March 31, 2020. No other client exceeded 10% of revenues.

NOTE 2. LIQUIDITY AND GOING CONCERN

Going Concern

Management considers on a regular basis, the Company’s ability to continue as a going concern. The factors which have put downward pressure on the business and our liquidity are;

●	Operational loss of approximately $789 for 2020;
●	Operational loss of $28 in 1Q 2021
●	The pandemic resulting decline in client demand for our services continuing through the present;
●	Difficulties in raising cash via public market for organic and inorganic growth, due to lack of unissued authorized shares available for Company use, despite having public company cost structure;
●	Inability to realize approximately $4.3M in receivables from Vivos; and
●	Contingent liabilities, described further in Note 6.

All these conditions noted above, most notably the adverse impact of COVID 19 on sales and a scenario where the presumption is all debts come due with an inability to raise cash through equity given the unavailability of unissued authorized shares, raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurances that the Company will be successful in managing the impact of the foregoing or its ability to maintain sufficient liquidity over a period of time that will allow it to continue as a going concern. The accompanying

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(amounts in thousands, except per share data)

consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liability that may result from the possible inability of the Company to continue as a going concern.

The Company’s ongoing liquidity position is facing pressures due to the loss of business resulting from the COVID-19 pandemic as well as increased pressure to make cash payments pursuant to the Settlement Agreements (filed as exhibits 10.4, 10.5 and 10.6 the Company’s Current Report on Form 8-K filed on October 30, 2019) prior to the Company’s anticipated liquidation of the shares of Company Common Stock pledged pursuant to the Agreement for the Contingent Liquidation of the Common Stock of Reliability Incorporated (as successor in interest to MMG Media Group, Inc.), dated October 28, 2019 (the “Liquidation Agreement”) (filed as exhibit 10.30 to the Company’s Current Report on Form 8-K filed on October 30, 2019). The Vivos Group that are the counterparties to the Liquidation Agreement are not cooperating with the Company to liquidate the shares subject thereto as contemplated thereby. No assurance can be given that the Company will return to its pre-pandemic revenue levels, how long it will take to enforce the requirements of the Liquidation Agreement, and the actual amount of PPP Loan forgiven. As a result, the Company face hurdles to maintaining sufficient liquidity to continue to operate, in which case the Company might be forced to liquidate or seek to reorganize under applicable bankruptcy statutes.

The Company is quoted on the OTC Marketplace under the symbol “RLBY”.

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss methodology with an expected credit loss model that requires consideration of a broader range of information to estimate credit losses over the lifetime of the asset, including current conditions and reasonable and supportable forecasts in addition to historical loss information, to determine expected credit losses. Pooling of assets with similar risk characteristics and the use of a loss model are also required. Also, in April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to clarify the inclusion of recoveries of trade receivables previously written off when estimating an allowance for credit losses. The amendments in this update were required to be applied using the modified retrospective method with an adjustment to retained earnings and were effective for us beginning with fiscal year 2020, including interim periods. The adoption of the amendments in this update as of January 1, 2020 did not have a material impact on our accounts receivable, retained earnings, as well as our results of operations for the year ended December 31, 2020.

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(amounts in thousands, except per share data)

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

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, to remove certain exceptions and improve consistency of application, including, among other things, requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The amendments in this update will be effective for us beginning with fiscal year 2021, with early adoption permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of the amendments in this update did not have a material impact on the Company’s consolidated financial position and results of operations.

In October 2020, the FASB issued ASU No. 2020-10 Codification Improvements, to make incremental improvements to U.S. GAAP and address stakeholder suggestions, including, among other things, clarifying that the requirement to provide comparative information in the financial statements extends to the corresponding disclosures section. The amendments in this update will be effective for the Company beginning with fiscal year 2021, with early adoption permitted. The amendments in this update should be applied retrospectively and at the beginning of the period that includes the adoption date. The adoption of the amendments in this update did not have a material impact on the Company’s consolidated financial position and results of operations.

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(amounts in thousands, except per share data)

adoption permitted. The adoption of the amendments in this update is not expected to have a material impact on our consolidated financial position and results of operations.

The Company does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material effect on its present or future consolidated financial statements.

NOTE 4. DEBT

As of March 31, 2021, the Company had long term debt from Paycheck Protection Program loans, totaling $5,264. The Company on March 4, 2021 sought full loan forgiveness, based on the satisfaction of applicable criteria and guidelines. Although the Company expects full forgiveness, no assurance can be provided that forgiveness of any portion of the PPP Loans will be obtained. Short term debt only consists of $253 in federal income tax explained further below.

Convertible Debt

The Company had notes payable in the amount of $890 as of December 31, 2019, pursuant to a convertible debt offering that MMG commenced June 13, 2019. Pursuant to this agreement, MMG issued to each individual a warrant for 0.5 shares of Company Common Stock and a convertible promissory note of same date in the initial principal amount of $50, in exchange for $50. The notes bore interest at 12% per year with the balance becoming due within 1 year from the issuance date unless earlier converted into shares of Company Common Stock upon the issuance by Reliability of Company Common Stock for gross proceeds of at least $5,000. Since no conversion occurred, notes were paid in full as they became due over a 3-month period between June 2020 and September 2020.

Warrants can only be redeemable if the proceeds of $5,000 are secured within 5 years of note issuance.

Tax Liabilities

When MMG was initially acquired by Vivos Holdings, LLC in December 2016, MMG’s corporate status was changed from an S Corp to a C Corp due to its new ownership structure. This triggered an accelerated tax event, a $215 estimated annual impact per year for four years, that MMG is working with the IRS to pay. As of March 31, 2021, the tax liability was $249 compared to $292 as of December 31, 2020. The $249 tax liability includes tax liabilities for 2018 and 2019 from completed tax returns and loss carryback provisions for 2020.

Factoring Facilities

Triumph Business Capital

On November 4, 2016, the MMG entered into a factoring and security agreement with Triumph Business Capital (“Triumph”). Pursuant to the agreement, MMG received advances on its accounts receivable (i.e. invoices) through Triumph to fund growth and operations. The proceeds of this agreement were used to pay operating costs of the business which include employee salaries, vendor payments and overhead expenses. On January 5, 2018, the agreement was amended to lower the factoring fee and interest rate for a term of one year. The agreement was amended again on January 19, 2018, to increase the maximum advance rate to $5,500. In January 2020, a new agreement was negotiated with Triumph lowering advance rate from 18 basis points to 15 and the interest rate from prime plus 2.5% to prime plus 2%. The amount of an invoice eligible for sale to Triumph went from 90% to 93%. The agreement which previously renewed annually, is now month to month. MMG continues to be obligated to meet certain financial covenants in respect to invoicing and reserve account balance.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(amounts in thousands, except per share data)

In accordance with the agreement, a reserve amount is required for the total unpaid balance of all purchased accounts multiplied by a percentage equal to the difference between one hundred percent and the advanced rate percentage. As of March 31, 2021, the required amount was 10%. Any excess of the reserve amount is paid to MMG on a weekly basis, as requested. If a reserve shortfall exists for a period of ten-days, MMG is required to make payment to the financial institution for the shortage.

Accounts receivable were sold with full recourse. Proceeds from the sale of receivables were $1,332 for the three months ended March 31, 2021. The total outstanding balance under the recourse contract was $592 on March 31, 2021 and $2,999 as of December 31, 2020.

In February 2020, MMG took out a $250 loan from Triumph at 10% APR, in order to meet our cash obligations. In early February 2021, MMG met our obligation by making the final principal and interest payment to Triumph.

The Factoring Facilities are collateralized by substantially all the assets of MMG. In the event of a default, the Factor may demand that the Company repurchase the receivable or debit the reserve account. Total finance line fees for the three months ended March 31, 2021 and 2020 totaled $32 and $84, respectively.

NOTE 5. VARIABLE INTEREST ENTITY (“VIE”)

In December 2019, the Company’s executive management learned that prior to the Merger, in January 2017, one of the Company’s related parties, on behalf of MMG, executed a guarantee of obligations of Vivos Real Estate Holdings, LLC (“VREH”), under a mortgage loan for the purchase of the property at 22 Baltimore Rd., Rockville, Maryland. MMG leased this space on market terms. MMG contends it being a guarantor on the building.

Although the Company has neither any decision-making authority over VREH, nor financial interest in the operations of VREH, the Company was required to consolidate its financial statements with those of VREH as it was considered the primary beneficiary of the VIE. As a result of the Company terminating the lease on April 30, 2020, VREH was no longer to be considered a VIE after April 30, 2020.

The potential financial exposure to loss as a guarantor could equal all the book value of the related party mortgage loan payable, a total of approximately $1,760 as of December 31, 2020, with $126 due in 2021. VREH is currently a few months behind on payments. To date, the Company has not been called on for any loan repayment guarantee. The Company believes the building valuation is at or near the current mortgage amount, with adequate equity in the property.

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company is engaged from time to time in legal matters and proceedings arising out of its normal course of business, and currently also is involved in litigation outside of the normal course of business. The Company establishes a liability related to its legal proceedings and claims when it has determined that it is probable that the Company has incurred a liability and the related amount can be reasonably estimated. If the Company determines that an obligation is reasonably possible, the Company will, if material, disclose the nature of the loss contingency and the estimated range of possible loss, or include a statement that no estimate of the loss can be made.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(amounts in thousands, except per share data)

On September 28, 2018, Credit Cash filed a complaint against MMG, Vivos Holdings LLC, Vivos Acquisitions, LLC, Dr. Doki, Dr. Valleru (the “Credit Cash Defendants”) and other defendants in the United States Circuit Court of Montgomery County, Maryland for the District of New Jersey for, among other things, breach of contract of the MMG and HCRN Credit Facilities and their respective guaranties in relation to the November 15, 2017 agreement (the “Credit Cash Complaint”). On October 30, 2018, Credit Cash filed a motion to intervene in an action pending in New York State, Monroe County, filed by HCRN and LE Finance, LLC against the Credit Cash Defendants, and other defendants (“NY State Action”). On December 10, 2018, the Credit Cash Defendants entered into a settlement agreement for the purpose of settling certain claims related to the Credit Cash Complaint only. Pursuant to the settlement agreement, certain repayment terms were agreed upon between Credit Cash and the Credit Cash Defendants, but Credit Cash did not relinquish the right to pursue any claims related to the NY State Action, nor to pursue any remedies against any of the Credit Cash Defendants in relation to the November 15, 2017 agreement. Naveen Doki, Kalyan Pathuri, Shirisha Janumpally, and Federal Systems, LLC, (“Credit Cash Vivos Group”) executed and delivered to MMG that certain Agreement for the Contingent Liquidation of the Common Stock of MMG , dated as of October 28, 2019 (the “Liquidation Agreement”), pursuant to which the Credit Cash Vivos Group pledged to MMG the shares of Company Common Stock they received in the Merger to provide the capital required to satisfy the Credit Cash Defendants’ obligations under the Settlement Agreements. Members of the Credit Cash Vivos Group misrepresented upon the execution of the Liquidation Agreement the status of its obligations under the Settlement Agreement, which were, in fact, then in default. To date the Credit Cash Vivos Group have not cooperated with the Company to monetize those shares as contemplated by the Liquidation Agreement. The Company will take appropriate action to enforce its rights under the Liquidation Agreement, which actions will be dictated in part by the outcome of the Merger Arbitration wherein relinquishment of shares for certain claims may be an applied remedy. On or about March 16, 2020, Credit Cash entered its New Jersey confession of judgment with the Circuit Court of Montgomery County, Maryland.

On October 9, 2018, MMG was named as a defendant along with six other defendants, all of which are entities related to the Vivos Group, in an Affidavit of Confession of Judgment (COJ) filed in the Supreme Court of the State of New York in relation to a case brought by Hop Capital, wherein the defendants collectively agree to pay a sum of $400 to Hop Capital. The claim brought by Hop Capital against the defendants in this case is in relation to a Merchant Agreement dated October 4, 2018; an agreement to which MMG was not a party. As such, MMG contends that being named in the COJ as a defendant was made in error and is currently seeking to have its name removed from the COJ. As of March 2021, we have not been contacted again on this matter, nor have we been notified on any developments The Company will defend itself from this case.

On or about February 17, 2020, the Company, as plaintiff, filed a complaint with the Circuit Court of Montgomery County, Maryland against Vivos Holdings, LLC, Vivos Real Estate Holdings, LLC and Naveen Doki (“Vivos Debtors”), to enforce MMG’s rights under certain promissory notes and a personal guarantee made by the Vivos Debtors (“Vivos Default Claim”)The case is proceeding. Although there are no certainties or guarantees, the Company believes that it will be granted a judgment in its favor as it vigorously pursues this litigation.

On February 28, 2020, Healthcare Resource Network, LLC (“HCRN”) filed a complaint against MMG in the Circuit Court of Montgomery County, Maryland alleging that Maslow participated with members of the Vivos Group to financially harm the plaintiff. The plaintiff has not specified any alleged damage caused by MMG and the Company believes any claims are without merit. The Company will defend itself from this case.

On March 16, 2020, CC Business Solutions, a division of Credit Cash NJ, LLC domesticated a foreign judgement in the Montgomery County Circuit Court system against Health Care Resources Network (“HCRN”), MMG, Vivos Holdings, LLC, Vivos Acquisitions, LLC, Naveen Doki and Silvija Valleru. This foreign judgement relates to Vivos Holdings adding Maslow Media Group as a guarantor on a loan made to Health Care Resources Network which is in default by HCRN and Vivos Holdings. Foreign judgement total is $820. This judgement relates to the default on the settlement agreement dated December 10, 2018 referenced above in the Credit Cash Complaint.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(amounts in thousands, except per share data)

On May 5, 2020, Libertas Funding, LLC domesticated a foreign judgement in the Montgomery County Circuit Court system against HCRN, MMG, Vivos Holdings, LLC, Vivos Acquisitions, LLC, Vivos IT, LLC, Vivos Global Services, LLC, Alliance Micro, Inc. and Naveen Doki. This foreign judgement from the State of New York relates to loans the Vivos Group took out by adding MMG additional collateral. This loan is currently in default. Foreign Judgement total is $229.

On May 5, 2020, Kinetic Direct Funding domesticated a foreign judgement in the Montgomery County Circuit Court system against HCRN, MMG, US IT Solutions Inc., 360 IT Professionals, Alliance Micro, Inc. and Naveen Doki. This foreign judgement from the State of New York relates to loans the Vivos Group took out by adding MMG as additional collateral. This loan is currently in default. Foreign Judgement total is $579.

On or about May 6, 2020, the Vivos Debtors and other Vivos Group members, specifically. Kaylan Pathuri (“Pathuri”), Judos Trust by Shrishsha Janumpally, its trustee (“Judos”) and Igly Trust by Kaylan Pathuri, its trustee, (“Igly”) responded to the Vivos Default Claim with a Counterclaim and Third-Party Complaint (the “Vivos Default Counterclaim”). The Company believes that the Counterclaim has no merit. The Company continues to vigorously defend itself and its indemnified officers, directors and other parties as permitted by the Company’s organizational documents. Trial on this matter is scheduled to begin on October 4, 2021.

On or about June 5, 2020, the Company submitted a Claimant’s Notice of Intention to Arbitrate and Demand for Arbitration (the “Merger Arbitration”) with the American Arbitration Association in New York, and to the Respondents thereto: Naveen Doki; Silvija Valleru; Shirisha Janumpally (individually and in her capacity as trustee of Judos Trust); Kalyan Pathuri (individually in his capacity as trustee of Igly Trust) and Federal Systems (the “Merger Respondents”). The Merger Arbitration alleges that the Merger Respondents breached the Merger Agreement in a number of significant respects and may have committed fraud in connection with the Merger. The Company is seeking damages, which if granted will likely be the remedy set forth within the Merger Agreement which is in whole or in part shares of Company Common Stock received by the Merger Respondents in connection with the Merger. The Company has brought a motion to compel the Arbitration which is currently being decided by the Federal Courts in New York. The Company believes a strong basis for the motion exists, but no assurance can be given that it will be granted. Regardless, the Company intends to pursue claims under the Merger Agreement in whatever venue is required.

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

On December 23, 2020, at a hearing in the Maryland Circuit Court of Montgomery County, Maryland, a motion by the Vivos Group to compel a shareholder meeting was summarily dismissed. This same judge is scheduled to preside over a full trial on the Vivos Default Claim and Vivos Default Counterclaim in October 2021, absent any disruptions that could affect scheduling. On January 20, 2021, Defendants and Counter/Third-Party Plaintiffs, Vivos Holdings, LLC (“Vivos”), Vivos Real Estate Holdings, LLC (“VREH”), Dr. Naveen Doki (“Doki”), Kaylan Pathuri (“Pathuri”), Igly Trust (“Igly”), Judos Trust (“Judos”), by counsel, filed a Notice of Appeal on the dismissal.

NOTE 7. EQUITY

The Company’s authorized capital stock consists of 300,000,000 shares of common stock, with no par value. All authorized shares of Company Common Stock are issued and outstanding.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(amounts in thousands, except per share data)

NOTE 8. RELATED PARTY TRANSACTIONS

Stock Purchase Agreement

On November 9, 2016, Vivos Holdings LLC, the former owner of MMG, acquired 100% of MMG through a stock acquisition exchange for a purchase price of $1,750, of which: (i) $1,400 was paid at settlement with proceeds from MMG and (ii) a promissory note to pay the remaining $350 (“Vivos/MMG Purchase Agreement”). The promissory note was to be paid in twenty-four equal installments, including interest at 4.5%, in the amount of approximately $15, commencing six months after closing, with the last payment on March 1, 2019. These payments were paid by the MMG on behalf of the Vivos. Vivos subsequently entered into a promissory note receivable with the MMG, described below, for the full stock purchase price. No payment has ever been made against this note.

Notes Receivable

The Company has notes receivable from Vivos Holdings LLC and VREH, a member of Vivos Group, both related party affiliates due to their ownership percentage in the Company. In January 2021, MMG began applying the legal rate of interest which per Virginia statute is 8.0% on two of the three defaulted notes receivable below, which were so eligible.

In connection with the Vivos/MMG Purchase Agreement, on November 15, 2016, MMG executed a promissory note receivable with Vivos Holdings LLC in the amount of $1,400. As defined by the Vivos/MMG Purchase Agreement, the loan consists of two periods, whereby the first period from November 15, 2016 until September 30, 2018, no principal or interest payments were required. Interest would accrue monthly and a new loan in the amount of $1,773 would be subject to a second loan period. During the second loan period, interest shall be paid in 20 equal consecutive payments, quarterly. Principal plus any unpaid interest is due September 20, 2023. Interest during both loan periods accrues at a rate of 2.5%. Additionally, monthly payments of $15 are made on behalf of Vivos Holdings, Inc. to the seller by MMG. These payments, plus any other payments made by MMG on behalf of Vivos Holdings, Inc, are added to the principal balance of the promissory note receivable (“Vivos/MMG Purchase Agreement Note Receivable”). In 2018, all quarterly interest payments to be made in phase 2 were offset by the management fees due to Vivos Holdings.

In January 2021, MMG began applying the legal rate of interest which per Virginia statute is 8.0% on two of the three defaulted notes receivable, which were eligible. Only the $750 September 5, 2019 note is not eligible for a default rate of interest but is eligible for recovery of legal fees. As of March 31, 2021 the total outstanding balance was $2,767 which includes accrued interest receivable No for Q1 2021 of $55. The actual funds (additional eligible interest and legal fees) sought may be greater than what is represented herein per GAAP.

On November 15, 2017, MMG executed an intercompany promissory note receivable with VREH in the amount of $772. As defined by the agreement, the loan consists of two periods, whereby the first period from November 15, 2017 until March 31, 2018, no principal or interest payments are required. During the first loan period, interest accrued monthly and a new loan amount of $781 will be subject to a second loan period. During the second period, interest is payable in 20 equal consecutive installments and the principal balance plus accrued and unpaid interest is due March 31, 2023. Interest during both periods accrues at a rate of 3.5% annually. In 2018, all quarterly interest payments to be made in Phase 2 were offset by the management fees due to Vivos, Holdings LLC. In addition, principal payments totaling $30 were made by the Vivos Group. As of March 31, 2021 the total outstanding balance was $774. which includes accrued interest receivable for Q1 2021 of $15.

On June 12, 2019, MMG entered into a Personal Guaranty agreement with Dr. Doki, pursuant to which Dr. Naveen Doki personally guaranteed to MMG repayment of $3,000 of the balance of the Promissory Note issued to Vivos on November 15, 2017 within the 2019 calendar year via cash, stock, or other business assets acceptable to the Company. Dr. Doki is a 5% or greater beneficial holder of Company Common Stock, and therefore is a related party.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(amounts in thousands, except per share data)

As of February 2020, the Company filed a lawsuit against the majority shareholder, pursuant to the personal guaranty agreement for defaulting on the outstanding notes receivables.

In summary, the Vivos Holdings receivable totaled $4,258 on December 31, 2020 which included $2,007 of additional borrowings over the period between November 2016 and December 31, 2109. As of March 31, 2021, the receivable totaled $4,308.

On September 5, 2019, MMG entered into a Secured Promissory Note agreement with Vivos, pursuant to which MMG issued a secured promissory note to Vivos in the principal amount of $750. The note bears interest at 2.5% per year and requires Vivos to make monthly payments to MMG of $10 beginning December 1, 2019, with balance due and payable on November 1, 2026. Upon an event of default, which occurs upon failure of Vivos to make any monthly payment due under the terms of the note, MMG has the right to declare the entire unpaid balance of the note due and payable. The note is secured by 30,000,000 shares of Company Common Stock, which is due and payable upon a default by Vivos, which occurs upon failure of Vivos to make any monthly payment due under the terms of the note. In addition, both Naveen Doki and Silvija Valleru personally guaranty the repayment of the note by Vivos. Naveen Doki and Silvija Valleru were beneficial owners of Vivos and are also 5% or greater beneficial owners of Company Common Stock, which is qualified by the Merger Arbitration complaint. As of March 31, 2021 the total outstanding balance was $780.which includes interest of $12 for Q1 2021. In January 2021, MMG began charging the Maryland minimum interest rate by law allowed for defaulted totals as this note is in default and we are pursuing collection via the Vivos Default Claim.

Debt Settlement Agreements

On August 10, 2017, the Vivos Group executed a receivable advance agreement with Argus Capital Funding. MMG received a net advance of $487 in exchange for $705 of MMG’s accounts receivable. Included in this loan is a fee of $218. The agreement was refinanced on November 15, 2017, when Vivos, and Vivos Acquisitions, LLC, via Dr. Naveen Doki and Dr. Silvija Valleru entered into an agreement with CC Business Solutions, a division of Credit Cash NJ, LLC (“Credit Cash”) pursuant to which Credit Cash advanced to the Company $600 in exchange for $780 of the Company’s accounts receivable, to be repaid fully by approximately May 20, 2019 (the “Maslow Credit Facility”).

In addition, pursuant to the same agreement, Credit Cash advanced to Healthcare Resource Network, a company owned by the Vivos Group (“HCRN”) a credit facility in the principal amount of $1,005 (“HCRN Credit Facility”). Each of MMG, Vivos Holdings, Vivos Acquisitions, LLC, Mr. Naveen Doki and Mrs. Silvija Valleru guaranteed the HCRN Credit Facility. To secure repayment of their guarantee obligations, the Company and Vivos Holdings granted to Credit Cash a security interest in all their assets. On September 14, 2018, the Company defaulted on the Maslow Credit Facility. In addition, on same date, the HCRN Credit Facility went into default. As a result, repayment on both facilities was accelerated, with the full balance for each becoming immediately due and payable. On December 10, 2018, the Company, Vivos Holdings, Vivos Acquisitions, LLC, Mr. Doki, and Mrs. Valleru and Credit Cash entered into a settlement agreement in connection the November 15, 2017 agreement to govern the terms of the repayment of the HCRN Credit Facility and Maslow Credit Facility. Pursuant to the settlement agreement, the Company agreed to pay $10 per week until the entire balance of the Maslow Credit Facility was paid off. Pursuant to a subsequent agreement dated May 17, 2019 not involving the Company, Vivos Holdings and Vivos Acquisitions, LLC agreed to fully repay the HCRN Credit Facility via quarterly payments beginning June 30, 2019. The HCRN Credit Facility is still being repaid by Vivos Holdings, and as of October 29, 2019, has an outstanding balance of approximately $635. The Company has a binding and enforceable agreement with certain shareholders permitting Maslow to liquidate up to the full amount of Maslow equity held by such shareholders in order to satisfy the shareholders’ obligations under the Settlement Agreements. As of December 31, 2019, the Company had repaid the outstanding balance due for the Maslow Credit Facility under the settlement agreement in full.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(amounts in thousands, except per share data)

MMG is facing pressure to make cash payments pursuant to the Settlement Agreements prior to the Company’s anticipated liquidation of the shares of Company Common Stock pledged pursuant to the Liquidation Agreement. The Vivos Group that are the counterparties to the Liquidation Agreement are not cooperating with the Company to liquidate the shares subject thereto as contemplated thereby. No assurance can be given how long it will take to enforce the requirements of the Liquidation Agreement. The resulting time gap may present a liquidity issue for the Company.

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

On June 27, 2019, prior to the Merger, MMG entered into a Securities Purchase Agreement with Hawkeye Enterprises, Inc., a company owned and controlled by Mark Speck (“Mr. Speck”), an officer and then director of Maslow.

Pursuant to this agreement, MMG issued to Hawkeye Enterprises 16,323 (on a post-Merger basis) shares of Company Common Stock, a warrant (as defined below) for 81,616 (on a post-Merger basis) shares of Company Common Stock and a convertible promissory note of same date in the initial principal amount of $50, in exchange for $50. The note bore interest at 12% per year, with the balance of $56 paid in full on June 26, 2020.

On July 31, 2019, prior to the Merger, MMG entered into a Securities Purchase Agreement with Mr. Speck, the Company issued to this individual a Warrant for 81,616 (on a post-Merger basis) shares of MMG Common Stock and a convertible promissory note of same date in the initial principal amount of $50, in exchange for $50. The note bore interest at 12% per year, with balance of $56 paid in full on August 4, 2020.

On July 31, 2019, prior to the Merger, MMG entered into a Securities Purchase Agreement with Nick Tsahalis, an executive officer and director of MMG. Pursuant to this agreement, the Company issued to this individual 32,646 (on a post-Merger basis) shares of MMG Common Stock, and a Warrant to purchase 16,323 (on a post-Merger basis) shares of the MMG Common Stock, and a Convertible Promissory Note of same date in the initial principal amount of $100, in exchange for $100. The note bore interest at 12% per year, with balance of $112 becoming due and paid in full on July 31, 2020.

On September 18, 2019, in anticipation of the closing of the Merger and intending that it be assumed by MMG after the closing of the Merger, Hawkeye entered into a letter of intent (the “LOI”) regarding the potential acquisition of a complementary business. MMG was then prohibited from entering into the LOI directly. In connection with the LOI, Hawkeye paid a non-refundable deposit of $75 with the understanding that after the closing of the Merger, the LOI would be assigned to the Company and the Company would reimburse Hawkeye for the deposit. On October 17, 2019, Hawkeye assigned, and MMG agreed to assume the LOI and reimbursed Hawkeye for the deposit. The reimbursement took place on May 8, 2020 and totaled $83.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(amounts in thousands, except per share data)

The term “warrant” herein refers to warrants issued by MMG and assumed by RLBY as a result of the Merger. The terms of all Warrants are the same other than as to the number of shares covered thereby. The Warrant may be exercised at any time or from time to time during the period commencing at 10:00 a.m. Eastern time on first business day following the completion of the Qualified Financing (as defined below) and expiring at 5:00 p.m. Eastern time on the fifth annual anniversary thereof (the “Exercise Period”). For purposes herein, a “Qualified Financing” means the issuance by the Company, other than certain excluded issuances of shares of Common Stock, in one transaction or series of related transactions, which transaction(s) result in aggregate gross proceeds actually received by the Company of at least $5,000. The exercise price per full share of RLBY Common Stock shall be 120% of the average sale price of the RLBY Common Stock across all transactions constituting a part of the Qualified Financing, with equitable adjustments being made for any splits, combinations or dividends relating to the RLBY Common Stock, or combinations, recapitalization, reclassifications, extraordinary distributions and similar events, that occur following one transaction constituting a part of the Qualified Financing and prior to one or more other transactions constituting a part of the Qualified Financing (the “Exercise Price”).

Convertible note warrants were not valued and included as liability on balance sheet because of uncertainty around their pricing, value and low probability at this juncture in receiving the $5,000 trigger.

In prior filings, when referencing these related party notes, we have defined the issuer as the Company, when we could have been more specific and referenced MMG or Reliability. For clarification purposes, any of the related party transactions entered into prior to the Merger on October 29, 2019, should refer to MMG and not Reliability.

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

The following table provides a reconciliation of revenue by reportable segment to consolidated results for the three months ended March 31, 2021 and 2020, respectively:

	2021	2020
Revenue:
EOR	$4,497	$7,149
Recruiting and Staffing	884	1,293
Video and Multimedia Production	411	340
Other	2	19
Total	$5,794	$8,801

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 12, 2021 the date on which the unaudited condensed consolidated financial statements were available to be issued. Based upon this evaluation, management has determined that no material subsequent events have occurred that would require recognition in or disclosures in the accompanying unaudited condensed consolidated financial statements, except as follows:

On April 28, 2021, MMG realized its eligibility and filed for the Cares Act Employee Retention Credit for a total of $1,486. This was filed on the Company’s Employer’s Quarterly Federal Tax Return for the first quarter 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This section includes several forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to future events and financial performance. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “can,” “could,” “should,” “intends,” “project,” “predict,” “plans,” “estimates,” “goal,” “target,” “possible,” “potential,” “would,” “seek,” and similar references to future periods. These statements are not a guarantee of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: the impact of the COVID-19 pandemic on us and our clients; our ability to access the capital markets by pursuing additional debt and equity financing to fund our business plan and expenses on terms acceptable to the Vivos Group or at all; negative outcome of pending and future claims and litigation and our ability to comply with our contractual covenants, including in respect of our debt; potential loss of clients and possible rejection of our business model and/or sales methods; weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers’ projects or the inability of our customers to pay our fees; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; and government policies, legislation or judicial decisions adverse to our businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. We recommend readers to carefully review the entirety of this Quarterly Report, the “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and the other reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

The following discussion and analysis of our financial condition and results of operations, our expectations regarding the future performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors including those described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 with the SEC. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with our financial statements and related notes thereto and other financial information included in this Quarterly Report on Form 10-Q.

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

There have been no material changes or developments in the Company’s evaluation of the accounting estimates and the underlying assumptions or methodologies that it believes to be Critical Accounting Policies and Estimates as disclosed in its Form 10-K for the year ended December 31, 2020.

Management’s Discussion included in the Form 10-K for the year ended December 31, 2020 includes discussion of various factors and items related to the Company’s results of operations and liquidity. There have been no other significant changes in most of the factors discussed in the Form 10-K and many of the items discussed in the Form 10-K are relevant to 2021 operations; thus, the reader of this report should read Management’s Discussion included in Form 10-K for the year ended December 31, 2020.

RESULTS OF OPERATIONS

Revenues

Revenues for the three months ended March 31, 2021 was $5,794 which was $3,007 lower than for the same period in 2020 which was $8,801. EOR revenues declined 37.1% or $2,655, and staffing revenue by 31.5% or $406 as demand for services was down from a year ago which before the mid-March 2020 governmental shutdown caused by the COVID-19 pandemic, was buoyed by election and sporting event client activities. AT&T’s DirecTV unit cancellation of several Sirius-XM shows accounted for an estimated $1,000 revenue decline which represents approximately 33% of our overall comparative revenue decline and 37% of the EOR comparative Q1 decline.

Staffing revenue was adversely impacted by our IQS IT division which saw a dramatic decline of $516 or 65.3% from $790 in Q1 2020, to $274 in the Q1 2021, as 2 clients ceased employing our IT solutions almost altogether ($402 revenue decline) and one of our largest clients converted 4 full-time equivalents (“FTE”) to permanent roles over the course of 12 months after April 1, 2020, leading to a $84 top line comparative Q1 reduction. Conversely, Media staffing grew 22% to $610 as head count increased by a commensurate percentage of 25% by end of the quarter.

Cost of Revenue / Gross Profit

Gross Profit was $747 representing 12.9% of revenues, which was $285 below the gross profit of $1,032 in the first quarter of 2020. Although revenues from Q1 declined by 34.2% from Q1 2020, gross margins only declined by 27.7%. This was a result of Q1 profit margin improved from 11.7% in Q1 2020 to 13% in Q1 2021. Margin improvement can be attributed to product mix being more titled to higher margin staffing and Video Production, which combined was 22.3% in Q1 2021 versus 18.5% in Q1 2020.

General and Administrative (“G&A”)

General and administrative expenses for the three months ended March 31, 2021 were $810, as compared to $1,091 in the comparable period in 2020. The $281decrease in comparative three-month periods is due to $101 in salary and benefit cost reductions, outside legal costs declined by $90 and accounting fees by $19. Given the adverse effect on revenues caused by COVID-19, and the need to add new clients, management restructured the organization accordingly, which improved sales resources, but lowered overhead costs by 15% to a year ago.

Interest Expense

The Company recognized interest expense in the amount of $45 during the three months ended March 31, 2021, compared to $138 during the prior year period. The $93 decrease is directly attributed to a significant decreased reliance on the factoring line that had an outstanding average Q1 2020 balance of $4,711 compared to $2,164 in 1Q 2021. This resulted in a savings of approximately $50 and paying off the convertible note which carried approximately $26 in interest in 2020. The Triumph Loan for $250 which was satisfied in February had $11 more in costs in 2020.

Net Loss

The Company incurred a lower net loss in first quarter of 2021 at $28 compared to a year earlier when it was $237 as the reduced G&A and interest charges (includes VIE related interest), and income tax coupled with $75 in earned interest, totaled a $489 improvement from a year ago, compared to a reduction of $285 netting 204 in net profit improvement in Q1 2021compared to March 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements are driven predominantly by EOR field talent payments, G&A salaries, public company costs, interest associated with factoring, and client accounts receivable receipts. Since receipts from client payments are on average 70 days behind payments to field talent, working capital requirements can be periodically challenged. We have a Factoring Facility with Triumph Business Capital (“TBC”). TBC advances 93% of our eligible receivables at an advance rate of 15 basis points, an interest rate of prime plus 2%., and our prime floor rate at 4%. As a result of the impact of the COVID-19 pandemic, our clients may be more likely to be delinquent in their payments. However, to date, we have not seen any adverse change in our collections, with our Days Outstanding (DSO) improving to 63 days compared to 73 on December 31, 2020. Our DSO increased in 2020 because several of our large clients now require 60-to-90-day terms. As of March 31, 23% of our invoicing was > 60 days aged.

As of March 31, 2021, 64% of our $3,964 in total A/R was < 31 days, 34% 1 to 30 days past due, 5% between 31 and 60 days past due and 2% ($66) greater than 60 days. As of March 31, 2021, having 7% of our A/R > 31 days is an improvement over December 31, 2020, where 11% of our A/R was aged >31 days.

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

Our primary uses of cash are for payments to field talent, corporate and staff employees, related payroll liabilities, operating expenses, public company costs, including but not limited to, general and professional liability and directors and officer’s liability insurance premiums, legal fees, filing fees, auditor and accounting fees, stock transfer services, and board compensation; followed by cash factoring and other borrowing interest; cash taxes; and debt payments.

Since we are an EOR with the majority of contracted talent paid as W-2 employees who are paid known amounts on a consistent schedule; our cash inflows do not typically align with these required payments, resulting in temporary cash challenges, which is why in the past we have employed factoring.

Vivos Debtors as of March 31, 2021, had notes receivable totaling $4, 308 including default on a $3,000 promissory note and on a $750 tax obligation in December 2019. After numerous failed collection attempts, on February 17, 2020 the Company initiated an action in the Circuit Court of Montgomery County Maryland against Naveen Doki and the Vivos Holdings for nonpayment.

It was also anticipated that following the Merger, the Company would both access the capital markets by selling additional shares of Company Common Stock and use shares of Company Common Stock as currency to acquire other business revenues. However, all 300 million authorized shares of Company Common Stock were issued in connection with the Merger. No shares are expected to become available to the Company until the legal dispute with the Vivos Debtors and Vivos Group is resolved. At that point, the Company can decide whether to amend the Company’s Certificate of Formation to increase the number of authorized shares of Company Common Stock or approve a reverse-split of the outstanding shares of Company Common Stock to provide additional shares for these purposes. No assurance can be given as to when this might take place.

On May 5, 2020, MMG received a $5,216 loan through the Paycheck Protection Program (the “PPP”) with a term of two (2) years and an interest rate of 1% per annum. The PPP provides that the Company may apply for forgiveness of this loan if the loan proceeds were used for payroll and certain other specified operating expenses while maintaining specified headcount requirements. The accrued interest on the PPP loan as of December 31, 2020 was $34.

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

On December 22, 2020, the United States Congress passed an omnibus spending bill (the December relief bill) that included significant revisions and additions to the PPP established by the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), and previously amended by the Paycheck Protection Program Flexibility Act (“PPP Flexibility Act”). President Trump signed the bill on December 27, 2020. The December relief bill permits expenses paid with PPP loan funds to be deductible at the Federal level.

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

The Company utilized the PPP funds for their intended purposes, in this case for payroll only following guidelines for wage earners > $100.

The funds bolstered our working capital and enabled us to bring back employees and continue to serve our clients even though their requirements had lessened.

As of March 31, 2021, our working capital was $5,938, compared to $5,970 at the end of December 2020, and $566 a year ago as the PPP funds enabled the Company to build A/R reserves since PPP funds were employed to pay salaries of both outsourced and G&A employees during the covered 24-week period between May and October 2020.

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

RELIABILITY INC.

OTHER INFORMATION

March 31, 2021

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, see Note 6, Commitments and Contingencies, of the Notes to Unaudited Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these, or other matters may arise from time to time that may harm our business. Except as set forth below, we are not aware of any such legal proceedings or claims against the Company.

On or about February 17, 2020, the Company, as plaintiff, filed a complaint with the Circuit Court of Montgomery County, Maryland against Vivos Holdings, LLC, VREH and Naveen Doki (the “Defendants”), to enforce MMG’s rights under certain promissory notes and a personal guarantee made by the defendants (the “Debt Collection Suit”). The aggregate amount of these obligations as of the balance sheet date is approximately $4,308. The case is proceeding. The Company believes that it will be granted a judgment in its favor. MMG has vigorously pursued this litigation and a full trial on this matter that is expected to last two weeks is scheduled to begin in Maryland Circuit Court of Montgomery County, Maryland, on October 4, 2021, absent any COVID-19 disruptions that could cause further delay.

On or about May 6, 2020, the Defendants filed with the Circuit Court of Montgomery County, Maryland a Counterclaim and Third-Party Complaint for Damages, Declaratory and Injunctive Relief and Jury Demand (the “Vivos Default Counterclaim”), The Company believes that the Counterclaim has no merit. The Company continues to vigorously defended itself and its indemnified officers, directors and other parties as permitted by the Company’s organizational documents. The Company and the other Counterclaim defendants have moved to have the Debt Collection Suit and the Counterclaim stayed pending the outcome of the Arbitration described below in Intent to Arbitrate. A full trial covering the Vivos Group note defaults and the Vivos Group’s countersuit which was originally scheduled for March 2021, will take place over a two-week period starting on October 4, 2021, absent any COVID-19 disruptions that could affect scheduling.

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

On June 12, 2020, Igly Trust, a Vivos entity, asked the Texas court for an injunction requiring the Company to provide a shareholder list and to hold a shareholder meeting. On October 20, 2020, the Texas court denied the injunction but, incongruously, dismissed all the Vivos plaintiffs for lack of personal jurisdiction. The Company appealed the dismissal because the court had jurisdiction over Igly Trust once it made affirmative claims in Texas and because the Court’s order denying the injunction is an important precedent for establishing that the directors under Texas law retain control of shareholder lists and determining the timing of shareholder meetings. There exists an extension on Reliability’s “reply brief,” which is due on May 17, 2021.

On December 23, 2020, after an evidentiary hearing before the Circuit Court for Montgomery County, Maryland, a judge denied a motion by Vivos Holdings, LLC, VREH, Doki, Kaylan Pathuri (“Pathuri”), Judos Trust by Shrishsha Janumpally, its trustee (“Judos”) and Igly Trust by Kaylan Pathuri, its trustee, (“Igly”) to compel a shareholder meeting based on the facts presented at trial. The judge also commented that, based on the evidence presented, management was performing its fiduciary duties to protect the Company despite adverse circumstances. This same judge will be presiding over a full trial regarding Company’s lawsuit to enforce the repayment of notes and the Vivos Group counterclaim, over a two-week period starting on October 4, 2021, absent any COVID-19 disruptions that may affect scheduling.

On January 20, 2021, Defendants and Counter/Third-Party Plaintiffs, Vivos Holdings, LLC (“Vivos”), Vivos Real Estate Holdings, LLC (“VREH”), Dr. Naveen Doki (“Doki”), Kaylan Pathuri (“Pathuri”), Igly Trust (“Igly”), Judos Trust (“Judos”), by counsel, filed a Notice of Appeal with the Circuit Court for Montgomery County, Maryland denying their Motion for Preliminary Injunction signed on December 23, 2020.

The following legal proceedings were Vivos Group borrowings impacting MMG:

On September 28, 2018, Credit Cash filed a complaint against MMG, Vivos, Vivos Acquisitions, LLC, Dr. Doki, Dr. Valleru (the “Parties”) and other defendants in the United States Circuit Court of Montgomery County, Maryland for the District of New Jersey for, among other things, breach of contract of the MMG and HCRN Credit Facilities and their respective guaranties in relation to the November 15, 2017 agreement (the “DNJ Action”). On October 30, 2018, Credit Cash filed a motion to intervene in an action pending in New York State, Monroe County, filed by HCRN and LE Finance, LLC against the Parties, and other defendants (“NY State Action”). On December 10, 2018, the Parties entered into a settlement agreement for the purpose of settling certain claims related to the DNJ Action only. Pursuant to the settlement agreement, certain repayment terms were agreed upon between Credit Cash and the Parties, but Credit Cash did not relinquish the right to pursue any claims related to the NY State Action, nor to pursue any remedies against any of the parties in relation to the November 15, 2017 agreement. Certain of the Vivos Group executed and delivered to MMG that certain Agreement for the Contingent Liquidation of the Common Stock of Maslow Media Group, Inc., dated as of October 28, 2019 (the “Liquidation Agreement”), pursuant to which such Vivos Group pledged to MMG the shares of Company Common Stock they received in the Merger to provide the capital required to satisfy the Parties’ obligations under the Settlement Agreements. Vivos Group misrepresented upon the execution of the Liquidation Agreement to MMG the status of its obligations under the Settlement Agreement, which were, in fact, then in default. To date these Vivos Group have not cooperated with the Company to monetize those shares as contemplated by the Liquidation Agreement. The Company will take appropriate action to enforce its rights under the Liquidation Agreement, which actions will be dictated in part by the outcome of the Arbitration. On or about March 16, 2020, Credit Cash entered its New Jersey confession of judgment with the Circuit Court of Montgomery County, Maryland.

Healthcare Resource Network Complaint: On or about February 17, 2020, the Company, as plaintiff, filed a complaint with the Circuit Court of Montgomery County, Maryland against Vivos Holdings, LLC, Vivos Real Estate Holdings, LLC and Mr. Naveen Doki, to enforce MMG’s rights under certain promissory notes and a personal guarantee made by the defendants. The case is proceeding. The Company believes that it will be granted a judgment in its favor. MMG intends to continue to vigorously pursue this litigation. On September 3, 2020, MMG and HCRN entered into a Tolling Agreement pursuant to which HCRN dismissed MMG from this litigation without prejudice and agreed to forebear filing a new complaint or initiating any lawsuit or other legal proceeding against MMG until January 31, 2022.

On or about May 5, 2020, Kinetic Direct Funding domesticated a foreign judgement in the Montgomery County Circuit Court system again Health Care Resources Network (HCRN), Maslow Media Group, US IT Solutions Inc., 360 IT Professionals, Alliance Micro, Inc. and Naveen Doki. This foreign judgement from the State of New York relates to loans the Vivos Group took out by adding Maslow Media Group as additional collateral. This loan is currently in default. Foreign Judgement total is $579.

Item 1a. Risk Factors

In addition to the other information set forth in this Quarterly Report, shareholders should carefully consider the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We are currently engaged in substantial and complex litigation and arbitration with the Vivos Group, the outcome of which could materially harm our business and financial results.

As more fully described in Note 6(Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements, we are currently engaged in litigation and arbitration with the Vivos Group. The litigation includes multiple complaints and counterclaims by us and the Vivos Group in venues in Maryland and Texas. The arbitration was brought by the Company to enforce its rights under the Merger Agreement.

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

RELIABILITY INCORPORATED (Registrant)

May 14, 2021	/s/ Nick Tsahalis
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

