Form 10-Q
period 2021-06-30
RELIABILITY INC
filed 2021-08-16
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ____________.

Commission File Number 0-7092

RELIABILITY INCORPORATED

(Exact name of registrant as specified in its charter)

TEXAS	75-0868913
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

22505 Gateway Center Drive, P.O. Box 71, Clarksburg, Maryland	20871
(Address of principal executive offices)	(Zip Code)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 300,000,000 shares of Common Stock, no par value, as of June 30, 2021.

RELIABILITY INCORPORATED

Quarterly Report on Form 10-Q

As of and For the Three and Six Months Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	June 30, December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$74	$70
Trade receivables, net of allowance for doubtful accounts	6,151	6,870
Notes receivable from related parties	4,387	4,258
Prepaid expenses and other current assets	215	289
Total current assets	10,828	11,487

Property, plant and equipment, net	61	76
Other intangible assets, net	187	203
Goodwill	518	518
Total assets	$11,593	12,284
LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Factoring	$86	$2,999
Accounts payable	417	936
Accrued expenses	288	375
Accrued payroll	1,114	691
Deferred revenue	176	182
Income taxes payable	752	292
Other current liabilities	3	42
Total current liabilities	2,836	5,517

PPP loan payable	-	5,250
Total liabilities	2,836	10,767
Commitment and contingencies (Note 6)
Subsequent events (Note 10)
SHAREHOLDER’S EQUITY
Common stock, without par value, 300,000,000 shares authorized, 300,000,000 issued and outstanding as of June 30, 2021, and as of December 31, 2020	-	-
Additional paid-in capital	750	750
Retained earnings	8,007	767
Total shareholder’s equity	8,757	1,517

Total liabilities and shareholder’s equity	$11,593	$12,284

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Three Months Ended June 30,
	2021	2020
Revenue earned
Service revenue	$5,074	5,197
Cost of revenue
Cost of revenue	4,357	4,474
Gross profit	718	723
Selling, general and administrative expenses	878	1,240
Operating loss	(161)	(517)
Other income (expense)
Interest income	79	41
Interest expense	(18)	(114)
Other Income (expense)	8,042	(5)
Income (loss) before income tax (expense) benefit	7,942	(595)
Income tax (expense) benefit	(675)	50
Consolidated net income (loss)	7,267	(545)
Less net income attributable to noncontrolling interest in consolidated affiliates	-	221
Net income (loss) attributable to Reliability Inc.	$7,267	(324)
Net income per share:
Basic	$0.02	$0.00
Diluted	$0.02	$0.00

Share used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Six Months Ended June 30,
	2021	2020
Revenue earned
Service revenue	$10,868	13,998
Cost of revenue
Cost of revenue	9,404	12,243
Gross profit	1,464	1,755
Selling, general and administrative expenses	1,688	2,352
Operating income (loss)	(224)	(597)
Other income (expense)
Interest income	154	63
Interest expense	(63)	(253)
Other (expense)	8,042	(5)
Income (loss) before income tax (expense) benefit	7,909	(792)
Income tax (expense) benefit	(669)	49
Consolidated net income (loss)	7,240	(743)
Net income (loss) attributable to noncontrolling interest in consolidated affiliates	-	182
Net income (loss) attributable to Reliability Inc.	$7,240	(561)
Net income per share:
Basic	$0.02	$0.00
Diluted	$0.02	$0.00

Share used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

For the Six Months Ended June 30, 2021, and 2020

(amounts in thousands, except per share data)

	Controlling Interest					Non-Controlling
			Additional			Interest in
	Common Stock		Paid-in	Retained		Consolidated	Total
	Shares	Amount	Capital	Earnings	Total	Affiliates	Equity

Balance, December 31, 2019	300,000,000	-	750	1,840	2,590	(313)	2,277
Net loss	-	-	-	(743)	(743)	(182)	(561)
VIE consolidation	-	-	-	-	-	29	29
VIE disposal	-	-	-	(102)	(102)	102	-
Balance, June 30, 2020	300,000,000	-	750	995	1,745	-	1,745

Balance, December 31, 2020	300,000,000	$-	$750	$767	1,517	-	1,517
Net income	-	-	-	7,240	7,240		7,240
Balance, June 30, 2021	300,000,000	-	750	8,007	8,757	-	8,757

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$7,240	(561)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	(2)	38
Accrued interest	(165)	8
(Gain)/Loss on disposal of property and equipment	37
Gain on forgiveness of PPP loan payable	(5,216)
Changes in operating assets and liabilities:		-
Trade receivables	719	3,341
Prepaid expenses and other current assets	73	146
Accounts payable	(519)	(589)
Accrued payroll	424	293
Accrued expenses	(87)	(125)
Deferred revenue	(6)	(102)
Other liabilities	(2)	(89)
Income taxes payable	461	(114)
Net cash provided by operating activities	$2,957	2,054
Cash flows from investing activities:
Purchase of fixed assets	(3)	(26)
Net cash used in investing activities	$(3)	(26)
Cash flows from financing activities:
Net borrowing/(repayment) of line-of-credit+	(2,913)	(4,466)
Proceeds from Long term debt (PPP)		5,216
Repayment of note payable
Borrowing of note payable	(37)	67
Repayment of notes receivable from related parties		86
Net cash used in financing activities	$(2,950)	903
Net decrease in cash and cash equivalents	4	2,931
Cash and cash equivalents, beginning of year	70	275
Cash and cash equivalents, end of year	$74	3,206

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(amounts in thousands)

	For the Six Months Ended June 30,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$40	$151
Income taxes	$217	$75

Supplemental disclosures of non-cash investing and financing activities:
The Company received forgiveness from the SBA of its PPP loan payable	$5,216	$-

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(amounts in thousands, except per share data)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Reliability, Inc. is a leading provider of employer of record and temporary media and information technology (“IT”) staffing services that operates, along with its wholly owned subsidiary, The Maslow Media Group, Inc (“MMG”), (collectively, “Reliability” or the “Company”), primarily within the United States of America in four industry segments: Employer of Record (“EOR”), Recruiting and Staffing, Permanent Placements, and Video and Multimedia Production which provides script to screen media talent. EOR, which is a unique workforce management solution, represented 80.7% of the revenue in 2020 and 78.5% of second quarter 2021 revenue. Our Staffing segment provides skilled field talent on a nationwide basis for Media, IT and finance and accounting client partner projects. Our Staffing previously included revenue derived from permanent placements which was a rare occurrence. In the second quarter, MMG decided to add Permanent Placement as a segment when new clients began requesting the Company source candidates for permanent hire on a regular basis. The Company had one such placement in the second quarter. Video Production involves assembling and providing crews for special projects that can last anywhere from a week to 6 months.

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

On or about May 6, 2020, the Vivos Debtors and other Vivos Group members, specifically. Kaylan Pathuri (“Pathuri”), Judos Trust by Shirisha Janumpally, its trustee (“Judos”) and Igly Trust by Kaylan Pathuri, its trustee, (“Igly”) responded to the Vivos Default Claim with a Counterclaim and Third-Party Complaint (the “Vivos Default Counterclaim”).

On June 5, 2020, Reliability commenced an arbitration seeking to address purported merger violations before the American Arbitration Association (“AAA”) in New York, New York (the “Merger Arbitration”), as permitted by the Merger Agreement against Mr. Doki; Mrs. Valleru; Mrs. Janumpally (individually and in her capacity as trustee of Judos Trust); Mr. Pathuri (individually in his capacity as trustee of Igly Trust) and Federal Systems (the “Merger Respondents”). Although the Merger Respondents filed a counterclaim, Merger Respondents have not paid the AAA’s fees, and ultimately refused to participate in the arbitration. Thereafter, Reliability petitioned the state court in New York to compel arbitration, but this action was removed to federal court, where it has been pending for several months awaiting court action. The Company is seeking damages which if granted will likely be the remedy set forth within the Merger agreement which is primarily the relinquishment in whole or in part shares of Company Common Stock received by the Merger Respondents in connection with the Merger.

On December 23, 2020, after an evidentiary hearing before the Circuit Court for Montgomery County, Maryland, a judge denied a motion by Vivos Holdings, LLC, VREH, Doki, Kaylan Pathuri (“Pathuri”), Judos Trust by Shirisha Janumpally, its trustee (“Judos”) and Igly Trust by Kaylan Pathuri, its trustee, (“Igly”) to compel a shareholder meeting based on the facts presented at trial. The judge also commented that, based on the evidence presented, management was performing its fiduciary duties to protect the Company despite adverse circumstances. This same judge has been assigned to preside over a full trial regarding Company’s lawsuit to enforce the repayment of notes and the Vivos Group counterclaim, over a two-week period starting on October 4, 2021, absent any COVID-19 disruptions that may affect scheduling.

On May 27, 2021, MMG filed a 941X refund request for $1,440 after determining it’s eligibility for the Employee Retention Credit (“ERC”).

On June 10, 2021, MMG received notification by the Small Business Administration (“SBA”) of forgiveness of its PPP 2020 Loan totaling $5,216. The forgiveness included the deferred interest of $59 totaling $5,275 in principal and interest.

On August 9, 2021, Reliability filed an additional claim in the Debt Collection Suit and Vivos Default Counterclaim in the Circuit Court of Montgomery County, Maryland against Doki, Valleru, Pathuri, Janumpally, Igly, and Judos, asserting that the Respondents breached the Merger Agreement in a number of significant respects and potentially committed fraud in connection with the Merger.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(amounts in thousands, except per share data)

Basis of presentation

The unaudited condensed consolidated interim financial statements include the accounts of the Company and all wholly owned divisions, including its 100% owned subsidiary, MMG. All significant intercompany accounts and transactions have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q. Operating results of the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In preparing these unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in the Company’s consolidated financial statements related revenue recognition, allowances for doubtful accounts, recoverability of notes receivable, useful lives for depreciation and amortization, loss contingencies, allocation of purchase price in connection with business combinations, valuation allowances for deferred income taxes, and the assumptions used for web site development cost classifications.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

Concentration of Credit Risk

For the six months ended June 30, 2021, 24.1% of revenue came from AT&T Services, Inc. (inclusive of its DirecTV division) (“AT&T”), 16.3% from Goldman Sachs, 13.5% from Morgan Stanley, and 11.2% from Janssen Pharmaceuticals (which includes workforce partners Ortho McNeil and Johnson & Johnson). AT&T, Goldman Sachs, Morgan Stanley and Janssen accounted for 27.4%, 8.6%, 5.8% and 11.3%, respectively, in revenue for the same time period ended June 30, 2020. No other client exceeded 10% of revenues.

NOTE 2. LIQUIDITY AND GOING CONCERN

Going Concern

Management considers on a regular basis, the Company’s ability to continue as a going concern. The factors which have impacted the business and our liquidity are;

●	Notification from the SBA on June 10, 2021, that our PPP Loan totaling $5,275 in principal and interest had been 100% forgiven;
●	Eligibility for Employee Retention Credits (“ERC”) resulting in a refund in April 2021 in the amount of $1,440;
●	Continued eligibility for ERCs in the second quarter resulting in additional credits of $153 in the second quarter;
●	Operating loss of approximately $224 for the six months ended June 30, 2021;
●	Operating loss of $161 for the three months ended June 30, 2021;
●	The pandemic resulting decline in client demand for our services continuing through the present;
●	Difficulties in raising cash via public market for organic and inorganic growth, due to lack of unissued authorized shares available for Company use, despite having public company cost structure;
●	Inability to realize approximately $4.4M in notes receivables from Vivos Debtors; and
●	Contingent liabilities, described further in Note 6.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(amounts in thousands, except per share data)

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

The Company’s ongoing liquidity position is facing pressures due to the loss of business resulting from the COVID-19 pandemic as well as increased pressure to make cash payments, which ultimately took place on July 21, 2021, (See Note 10: Subsequent Events) pursuant to the Settlement Agreements (filed as exhibits 10.4, 10.5 and 10.6 the Company’s Current Report on Form 8-K filed on October 30, 2019) prior to the Company’s anticipated liquidation of the shares of Company Common Stock pledged pursuant to the Agreement for the Contingent Liquidation of the Common Stock of Reliability Incorporated (as successor in interest to MMG Media Group, Inc.), dated October 28, 2019 (the “Liquidation Agreement”) (filed as exhibit 10.30 to the Company’s Current Report on Form 8-K filed on October 30, 2019). The Vivos Group that are the counterparties to the Liquidation Agreement are not cooperating with the Company to liquidate the shares subject thereto as contemplated thereby. No assurance can be given that the Company will return to its pre-pandemic revenue levels, and how long it will take to enforce the requirements of the Liquidation Agreement. As a result, the Company faces hurdles to maintaining sufficient liquidity to continue to operate, in which case the Company might be forced to liquidate or seek to reorganize under applicable bankruptcy statutes.

The Company is quoted on the OTC Marketplace under the symbol “RLBY”.

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss methodology with an expected credit loss model that requires consideration of a broader range of information to estimate credit losses over the lifetime of the asset, including current conditions and reasonable and supportable forecasts in addition to historical loss information, to determine expected credit losses. Pooling of assets with similar risk characteristics and the use of a loss model are also required. Also, in April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to clarify the inclusion of recoveries of trade receivables previously written off when estimating an allowance for credit losses. The amendments in this update were required to be applied using the modified retrospective method with an adjustment to retained earnings and were effective for us beginning with fiscal year 2020, including interim periods. The adoption of the amendments in this update as of January 1, 2020, did not have a material impact on our accounts receivable, retained earnings, as well as our results of operations for the year ended December 31, 2020.

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(amounts in thousands, except per share data)

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

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, to remove certain exceptions and improve consistency of application, including, among other things, requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The amendment in this update is effective for us beginning with fiscal year 2021, with early adoption permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of the amendments in this update did not have a material impact on the Company’s consolidated financial position and results of operations.

In October 2020, the FASB issued ASU No. 2020-10 Codification Improvements, to make incremental improvements to U.S. GAAP and address stakeholder suggestions, including, among other things, clarifying that the requirement to provide comparative information in the financial statements extends to the corresponding disclosures section. The amendment in this update is effective for the Company beginning with fiscal year 2021, with early adoption permitted. The amendments in this update should be applied retrospectively and at the beginning of the period that includes the adoption date. The adoption of the amendments in this update did not have a material impact on the Company’s consolidated financial position and results of operations.

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(amounts in thousands, except per share data)

The Company does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material effect on its present or future consolidated financial statements.

NOTE 4. DEBT

On June 10, 2021, the SBA notified MMG that it’s Paycheck Protection Program (“PPP”) loan of $5,216 issued in May of 2020 had been forgiven along with $59 in SBA calculated deferred interest. This eliminated the long-term debt on the Company’s books, leaving only the $103 in federal income tax as explained in Tax Liabilities portion below. The Company recorded this forgiveness as a component of other income on the accompanying unaudited consolidated statements of operations.

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

Warrants can only be redeemable if the proceeds of $5,000 are secured within 5 years of note issuance, which expires correspondingly to each note between June and October 2024.

Tax Liabilities

When MMG was initially acquired by Vivos Holdings, LLC in December 2016, MMG’s corporate status was changed from an S Corp to a C Corp due to its new ownership structure. This triggered an accelerated tax event, a $215 estimated annual impact per year for four years, that MMG is working with the IRS to pay. As of June 30, 2021, the tax liability was $92 compared to $292 as of December 31, 2020. The Company also accrued current income taxes of $669 as of June 30, 2021, relating to its current operations.

Factoring Facilities

Triumph Business Capital

On November 4, 2016, the MMG entered into a factoring and security agreement with Triumph Business Capital (“Triumph”). Pursuant to the agreement, MMG received advances on its accounts receivable (i.e., invoices) through Triumph to fund growth and operations. The proceeds of this agreement were used to pay operating costs of the business which include employee salaries, vendor payments and overhead expenses. On January 5, 2018, the agreement was amended to lower the factoring fee and interest rate for a term of one year. The agreement was amended again on January 19, 2018, to increase the maximum advance rate to $5,500. In January 2020, a new agreement was negotiated with Triumph lowering advance rate from 18 basis points to 15 and the interest rate from prime plus 2.5% to prime plus 2%. The amount of an invoice eligible for sale to Triumph went from 90% to 93%. The agreement which previously renewed annually, is now month to month. MMG continues to be obligated to meet certain financial covenants in respect to invoicing and reserve account balance.

In accordance with the agreement, a reserve amount is required for the total unpaid balance of all purchased accounts multiplied by a percentage equal to the difference between one hundred percent and the advanced rate percentage. As of June 30, 2021, the required amount was 10%. Any excess of the reserve amount is paid to MMG on a weekly basis, as requested. If a reserve shortfall exists for a period of ten-days, MMG is required to make payment to the financial institution for the shortage.

Accounts receivable (A/R) were sold with full recourse. Proceeds from the sale of receivables were $1,131 For the three months ended June 30, 2021, compared to $2,450 in the same period ending June 30, 2020.

The Factoring Facilities are collateralized by substantially all the assets of MMG. In the event of a default, the Factor may demand that the Company repurchase the receivable or debit the reserve account. Total finance line fees for the three months ended June 30, 2021, and 2020 comparatively totaled $16 and $39, respectively.

NOTE 5. VARIABLE INTEREST ENTITY (“VIE”)

In December 2019, the Company’s executive management learned that prior to the Merger, in January 2017, one of the Company’s related parties, on behalf of MMG, executed a guarantee of obligations of Vivos Real Estate Holdings, LLC (“VREH”), under a mortgage loan for the purchase of the property at 22 Baltimore Rd., Rockville, Maryland. MMG leased this space on market terms. MMG challenges its status as a guarantor on the building.

Although the Company has neither any decision-making authority over VREH, nor financial interest in the operations of VREH, the Company was required to consolidate its financial statements with those of VREH as it was considered the primary beneficiary of the VIE. As a result of the Company terminating the lease on April 30, 2020, VREH was no longer to be considered a VIE after April 30, 2020.

The potential financial exposure to loss as a guarantor could equal all the book value of the related party mortgage loan payable, a total of approximately $1,760 as of December 31, 2020, with $126 due in 2021. VREH is currently a few months behind on payments. To date, the Company has not been called on for any loan repayment guarantee. The Company believes the building valuation is at or near the current mortgage amount.

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

June 30, 2021

(amounts in thousands, except per share data)

On September 28, 2018, Credit Cash filed a complaint against MMG, Vivos Holdings LLC, Vivos Acquisitions, LLC, Dr. Doki, Dr. Valleru (the “Credit Cash Defendants”) and other defendants in the United States Circuit Court of Montgomery County, Maryland for the District of New Jersey for, among other things, breach of contract of the MMG and HCRN Credit Facilities and their respective guaranties in relation to the November 15, 2017, agreement (the “Credit Cash Complaint”). On October 30, 2018, Credit Cash filed a motion to intervene in an action pending in New York State, Monroe County, filed by HCRN and LE Finance, LLC against the Credit Cash Defendants, and other defendants (“NY State Action”). On December 10, 2018, the Credit Cash Defendants entered into a settlement agreement for the purpose of settling certain claims related to the Credit Cash Complaint only. Pursuant to the settlement agreement, certain repayment terms were agreed upon between Credit Cash and the Credit Cash Defendants, but Credit Cash did not relinquish the right to pursue any claims related to the NY State Action, nor to pursue any remedies against any of the Credit Cash Defendants in relation to the November 15, 2017, agreement. Naveen Doki, Kalyan Pathuri, Shirisha Janumpally, and Federal Systems, LLC, (“Credit Cash Vivos Group”) executed and delivered to MMG that certain Agreement for the Contingent Liquidation of the Common Stock of MMG , dated as of October 28, 2019 (the “Liquidation Agreement”), pursuant to which the Credit Cash Vivos Group pledged to MMG the shares of Company Common Stock they received in the Merger to provide the capital required to satisfy the Credit Cash Defendants’ obligations under the Settlement Agreements. Members of the Credit Cash Vivos Group misrepresented upon the execution of the Liquidation Agreement the status of its obligations under the Settlement Agreement, which were, in fact, then in default. To date the Credit Cash Vivos Group have not cooperated with the Company to monetize those shares as contemplated by the Liquidation Agreement. The Company will take appropriate action to enforce its rights under the Liquidation Agreement, which actions will be dictated in part by the outcome of the Merger Arbitration wherein relinquishment of shares for certain claims may be an applied remedy. On or about March 16, 2020, Credit Cash entered its New Jersey confession of judgment with the Circuit Court of Montgomery County, Maryland.

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

On or about February 17, 2020, the Company, as plaintiff, filed a complaint with the Circuit Court of Montgomery County, Maryland against Vivos Holdings, LLC, Vivos Real Estate Holdings, LLC and Naveen Doki (“Vivos Debtors”), to enforce MMG’s rights under certain promissory notes and a personal guarantee made by the Vivos Debtors (“Vivos Default Claim”). The case is proceeding. Although there are no certainties or guarantees, the Company believes that it will be granted a judgment in its favor as it vigorously pursues this litigation.

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

On March 16, 2020, CC Business Solutions, a division of Credit Cash NJ, LLC domesticated a foreign judgement in the Montgomery County Circuit Court system against Health Care Resources Network (“HCRN”), MMG, Vivos Holdings, LLC, Vivos Acquisitions, LLC, Naveen Doki and Silvija Valleru. This foreign judgement relates to Vivos Holdings adding Maslow Media Group as a guarantor on a loan made to Health Care Resources Network which is in default by HCRN and Vivos Holdings. Foreign judgement total is $820. This judgement relates to the default on the settlement agreement dated December 10, 2018, referenced above in the Credit Cash Complaint.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(amounts in thousands, except per share data)

On May 5, 2020, Libertas Funding, LLC (“Libertas”) domesticated a foreign judgement in the Montgomery County Circuit Court system against HCRN, MMG, Vivos Holdings, LLC, Vivos Acquisitions, LLC, Vivos IT, LLC, Vivos Global Services, LLC, Alliance Micro, Inc. and Naveen Doki. This foreign judgement from the State of New York relates to loans the Vivos Group took out by adding MMG additional collateral. This loan is currently in default. Foreign Judgement total is $229.

On May 5, 2020, Kinetic Direct Funding (Kinetic”) domesticated a foreign judgement in the Montgomery County Circuit Court system against HCRN, MMG, US IT Solutions Inc., 360 IT Professionals, Alliance Micro, Inc. and Naveen Doki. This foreign judgement from the State of New York relates to loans the Vivos Group took out by adding MMG as additional collateral. This loan is currently in default. Foreign Judgement total is $579. There were 4 total loans in the settlement, with the 3 domesticated judgements in Montgomery County circuit court relating to MMG totaling $1,038

On or about May 6, 2020, the Vivos Debtors and other Vivos Group members, specifically. Kaylan Pathuri (“Pathuri”), Judos Trust by Shirisha Janumpally, its trustee (“Judos”) and Igly Trust by Kaylan Pathuri, its trustee, (“Igly”) responded to the Vivos Default Claim with a Counterclaim and Third-Party Complaint (the “Vivos Default Counterclaim”). The Company believes that the Counterclaim has no merit. The Company continues to vigorously defend itself and its indemnified officers, directors and other parties as permitted by the Company’s organizational documents. Trial on this matter is scheduled to begin on October 4, 2021.

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(amounts in thousands, except per share data)

On July 21, 2021, Maslow settled the obligation which with it had been committed by Vivos Holdings, LLC in July 2018, with Libertas and Kinetic for $475. The agreement which included $100 in legal fees, released MMG from all claims judgements and obligation against MMG but did not release Naveen Doki, Silvija Valleru, Judos Trust, Igly Trust, Srinivas Kalidindi, Shirisha Janumpally, Federal Systems, Kalyan Pathuri, US IT Solutions Inc., 360 IT Professionals Inc., Alliance Micro Inc. Vivos IT LLC, Vivos Global Holdings LLC, Vivos Acquisitions LLC, or Vivos Holdings.from the remaining obligation. This debt belonged to Vivos Holdings LLC, and the aforementioned Liquidation Agreement, (See Note 2) had been created as a safeguard to shelter MMG should Vivos default, which actually transpired prior to the merger closing in October 2019.

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

In connection with the Vivos/MMG Purchase Agreement, on November 15, 2016, MMG executed a promissory note receivable with Vivos Holdings LLC in the amount of $1,400. As defined by the Vivos/MMG Purchase Agreement, the loan consists of two periods, whereby the first period from November 15, 2016, until September 30, 2018, no principal or interest payments were required. Interest would accrue monthly and a new loan in the amount of $1,773 would be subject to a second loan period. During the second loan period, interest shall be paid in 20 equal consecutive payments, quarterly. Principal plus any unpaid interest is due September 20, 2023. Interest during both loan periods accrues at a rate of 2.5%. Additionally, monthly payments of $15 are made on behalf of Vivos Holdings, Inc. to the seller by MMG. These payments, plus any other payments made by MMG on behalf of Vivos Holdings, Inc, are added to the principal balance of the promissory note receivable (“Vivos/MMG Purchase Agreement Note Receivable”). In 2018, all quarterly interest payments to be made in phase 2 were offset by the management fees due to Vivos Holdings.

In January 2021, MMG began applying the legal rate of interest which per Virginia statute is 8.0% on two of the three defaulted notes receivable, which were eligible. Only the $750 September 5, 2019, note is not eligible for a default rate of interest but is eligible for recovery of legal fees. As of June 30, 2021, the total outstanding balance was $2,767 which includes accrued interest receivable of $70. The actual funds (additional eligible interest and legal fees) sought may be greater than what is represented herein per GAAP.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(amounts in thousands, except per share data)

On November 15, 2017, MMG executed an intercompany promissory note receivable with VREH in the amount of $772. As defined by the agreement, the loan consists of two periods, whereby the first period from November 15, 2017, until June 30, 2018, no principal or interest payments are required. During the first loan period, interest accrued monthly and a new loan amount of $781 will be subject to a second loan period. During the second period, interest is payable in 20 equal consecutive installments and the principal balance plus accrued and unpaid interest is due June 30, 2023. Interest during both periods accrues at a rate of 3.5% annually. In 2018, all quarterly interest payments to be made in Phase 2 were offset by the management fees due to Vivos, Holdings LLC. In addition, principal payments totaling $30 were made by the Vivos Group. As of June 30, 2021, the total outstanding balance was $774. which includes accrued interest receivable of $15.

On June 12, 2019, MMG entered into a Personal Guaranty agreement with Dr. Doki, pursuant to which Dr. Naveen Doki personally guaranteed to MMG repayment of $3,000 of the balance of the Promissory Note issued to Vivos on November 15, 2017, within the 2019 calendar year via cash, stock, or other business assets acceptable to the Company. Dr. Doki is a 5% or greater beneficial holder of Company Common Stock, and therefore is a related party.

As of February 2020, the Company filed a lawsuit against the majority shareholder, pursuant to the personal guaranty agreement for defaulting on the outstanding notes receivables.

In summary, the Vivos Holdings receivable totaled $4,258 on December 31, 2020, which included $2,007 of additional borrowings over the period between November 2016 and December 31, 2109. As of June 30, 2021, the receivable totaled $4,372.

On September 5, 2019, MMG entered into a Secured Promissory Note agreement with Vivos, pursuant to which MMG issued a secured promissory note to Vivos in the principal amount of $750. The note bears interest at 2.5% per year and requires Vivos to make monthly payments to MMG of $10 beginning December 1, 2019, with balance due and payable on November 1, 2026. Upon an event of default, which occurs upon failure of Vivos to make any monthly payment due under the terms of the note, MMG has the right to declare the entire unpaid balance of the note due and payable. The note is secured by 30,000,000 shares of Company Common Stock, which is due and payable upon a default by Vivos, which occurs upon failure of Vivos to make any monthly payment due under the terms of the note. In addition, both Naveen Doki and Silvija Valleru personally guaranty the repayment of the note by Vivos. Naveen Doki and Silvija Valleru were beneficial owners of Vivos and are also 5% or greater beneficial owners of Company Common Stock, which is qualified by the Merger Arbitration complaint. As of June 30, 2021, the total outstanding balance was $780.which includes interest of $12. In January 2021, MMG began charging the Maryland minimum interest rate by law allowed for defaulted totals as this note is in default and we are pursuing collection via the Vivos Default Claim.

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

In addition, pursuant to the same agreement, Credit Cash advanced to Healthcare Resource Network, a company owned by the Vivos Group (“HCRN”) a credit facility in the principal amount of $1,005 (“HCRN Credit Facility”). Each of MMG, Vivos Holdings, Vivos Acquisitions, LLC, Mr. Naveen Doki and Mrs. Silvija Valleru guaranteed the HCRN Credit Facility. To secure repayment of their guaranteed obligations, the Company and Vivos Holdings granted to Credit Cash a security interest in all their assets. On September 14, 2018, the Company defaulted on the Maslow Credit Facility. In addition, on same date, the HCRN Credit Facility went into default. As a result, repayment on both facilities were accelerated, with the full balance for each becoming immediately due and payable. On December 10, 2018, the Company, Vivos Holdings, Vivos Acquisitions, LLC, Mr. Doki, and Mrs. Valleru and Credit Cash entered into a settlement agreement in connection the November 15, 2017, agreement to govern the terms of the repayment of the HCRN Credit Facility and Maslow Credit Facility. Pursuant to the settlement agreement, the Company agreed to pay $10 per week until the entire balance of the Maslow Credit Facility was paid off. Pursuant to a subsequent agreement dated May 17, 2019, not involving the Company, Vivos Holdings and Vivos Acquisitions, LLC agreed to fully repay the HCRN Credit Facility via quarterly payments beginning June 30, 2019. The HCRN Credit Facility is still being repaid by Vivos Holdings, and as of October 29, 2019, has an outstanding balance of approximately $635.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(amounts in thousands, except per share data)

The Company has a binding and enforceable agreement with certain shareholders permitting Maslow to liquidate up to the full amount of Maslow equity held by such shareholders to satisfy the shareholders’ obligations under the Settlement Agreements. As of December 31, 2019, the Company had repaid the outstanding balance due for the Maslow Credit Facility under the settlement agreement in full.

MMG was facing pressure to make cash payments pursuant to the Settlement Agreements prior to the Company’s anticipated liquidation of the shares of Company Common Stock pledged pursuant to the Liquidation Agreement. So, on July 21, 2021, Maslow signed a settlement agreement with Kinetic Direct Funding, LLC and Libertas Funding, LLC for $475 in order to remove MMG from the remaining obligation owed by the Vivos Group which we were informed was $1,773.

The Vivos Group that are the counterparties to the Liquidation Agreement are not cooperating with the Company to liquidate the shares subject thereto as contemplated thereby. No assurance can be given how long it will take to enforce the requirements of the Liquidation Agreement. Having made the payment may at some point present a liquidity issue for the Company.

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(amounts in thousands, except per share data)

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

NOTE 9. BUSINESS SEGMENTS

The Company operates within four industry segments: EOR, Recruiting and Staffing, Permanent Placements and Video and Multimedia Production. The EOR segment provides media field talent to a host of large corporate customers in all 50 states. The Recruiting and Staffing segment provides skilled media and IT field talent on a nationwide basis for customers in a myriad of industries. Permanent Placements was added as a segment this quarter as the Company took on clients who will have the Company source candidates for permanent hire on a regular basis. The Video and Multimedia Production segment provides Script to Screen services for corporate, government and non-profit clients, globally.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(amounts in thousands, except per share data)

The following table provides a reconciliation of revenue by reportable segment to consolidated results for the three months Ended June 30, 2021, and 2020, respectively:

For the three months ended June 30:

	2021	2020
Revenue:
EOR	$3,981	$3,807
Recruiting and Staffing	812	1,144
Permanent Placement	30	0
Video and Multimedia Production	250	241
Other	1	5
Total	$5,074	$5,197

For the six months ended June 30:

	2021	2020
Revenue:
EOR	$8,478	$10,959
Recruiting and Staffing	1,696	2,423
Permanent Placement	30	0
Video and Multimedia Production	661	581
Other	3	24
Total	$10,868	$13,998

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 15, 2021, the date on which the unaudited condensed consolidated financial statements were available to be issued. Based upon this evaluation, management has determined that no material subsequent events have occurred that would require recognition in or disclosures in the accompanying unaudited condensed consolidated financial statements, except as follows:

On July 21, 2021, Maslow entered into a settlement agreement with Libertas and Kinetic, which resulted in MMG paying both parties $475, to settle the obligation which Vivos Holdings, LLC had committed MMG to, in July 2018. The agreement which included $100 in legal fees, released MMG from all claims judgements and obligations against MMG but did not release Naveen Doki, Silvija Valleru, Judos Trust, Igly Trust, Srinivas Kalidindi, Shirisha Janumpally, Federal Systems, Kalyan Pathuri, US IT Solutions Inc., 360 IT Professionals Inc., Alliance Micro Inc. Vivos IT LLC, Vivos Global Holdings LLC, Vivos Acquisitions LLC, or Vivos Holdings.from the remaining obligation. According to Kinetic and Libertas the amount due before the settlement was $1,773. MMG became a debtor when Vivos Holdings had included MMG as a signer on its confession of judgement in September 2018. MMG will pursue enforcement of the aforementioned Liquidation Agreement, (See Note 2) which was put into place prior to the Merger Agreement to shield the Company if the Vivos Group should default, which unbeknownst to the Company had already transpired, prior to the merger closing. However, upon default the Libertas notes reverted to their original outstanding totals. There were 4 total loans in the settlement, with the 3 domesticated judgements in Montgomery County circuit court relating to MMG totaling $1,038. MMG’s negotiated payment of $475 settles that portion of the Libertas debt.

On August 9, 2021, Reliability filed an additional claim in the Debt Collection Suit and Vivos Default Counterclaim in the Circuit Court of Montgomery County, Maryland against Doki, Valleru, Pathuri, Janumpally, Igly, and Judos, asserting that the Respondents breached the Merger Agreement in a number of significant respects and potentially committed fraud in connection with the Merger.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This section includes several forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to future events and financial performance. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “can,” “could,” “should,” “intends,” “project,” “predict,” “plans,” “estimates,” “goal,” “target,” “possible,” “potential,” “would,” “seek,” and similar references to future periods. These statements are not a guarantee of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: the impact of the COVID-19 pandemic on us and our clients; our ability to access the capital markets by pursuing additional debt and equity financing to fund our business plan and expenses on terms acceptable to the Vivos Group or at all; negative outcome of pending and future claims and litigation and our ability to comply with our contractual covenants, including in respect of our debt; potential loss of clients and possible rejection of our business model and/or sales methods; weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers’ projects or the inability of our customers to pay our fees; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; and government policies, legislation or judicial decisions adverse to our businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. We recommend readers to carefully review the entirety of this Quarterly Report, the “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and the other reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

The following discussion and analysis of our financial condition and results of operations, our expectations regarding the future performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors including those described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, with the SEC. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with our financial statements and related notes thereto and other financial information included in this Quarterly Report on Form 10-Q.

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

Management’s Discussion included in the Form 10-K for the year ended December 31, 2020, includes discussion of various factors and items related to the Company’s results of operations and liquidity. There have been no other significant changes in most of the factors discussed in the Form 10-K and many of the items discussed in the Form 10-K are relevant to 2021 operations; thus, the reader of this report should read Management’s Discussion included in Form 10-K for the year ended December 31, 2020.

RESULTS OF OPERATIONS

Revenues

Revenues For the three months ended June 30, 2021, was $5,074 which was $123 lower than for the same period in 2020 which was $5,197. IQS the Company’s IT staffing division had a revenue decline of $542 or 80% from the same period a year ago which offset the improvement in revenue by EOR $3,981 for quarter, up $174 or 4.6% and Media Staffing $676 up $210 or 45%, and $30 in revenue from a Permanent Placement

IT staffing revenues do not include an IT permanent placement for $30 in the quarter and expect an increase in this activity as certain new clients are asking us for this service. The Company will be treating Permanent Placement revenue as a separate business segment as reflected above in Note 9.

For the six months ended June 30, revenue totaled $10,868 which was $3,130 less than a year ago. 42% of the revenues for the 6-month period totaling $13,998 a year ago, were earned prior to any impact by Covid 19. Business segments with the largest declines in the six-month period ending June 30, 2021, when compared to a year earlier, were EOR at $2.481 or 22.6% and IQS which derived $1,058 less, a 72% decline. EOR was largely negatively impacted by COVID-19 which has seen some of our larger clients not yet return to full strength on site. IQS’s experienced the loss of its largest customer Lifetouch, which informed the Company in the fall of 2020 that it had decided to offshore their IT software quality assurance professionals effective January 1, 2021, resulting in declines of revenue of $595 year to date, when compared to same period in 2020. Meanwhile Tapfin, which is the vendor management solution for Abbott Labs, has converted a number of IQS’s employees to their staff and have not renewed other employee resulting in a year-to-date loss of revenue of $201. In order to offset these lost revenues, the Company will focus business development resources on growing the IT staffing business in the second half of 2021.

Media Staffing however has increased its 6-month revenue to 1,286 from $965, a $321 or 33% improvement. This is due to the acquisition of 6 new clients which added $231 and an increased demand for this service ($90) by our existing clients, driven by our expertise in delivering top rated media talent to our customers.

Video Production’s 6-month revenue performance also saw an improvement to the same period a year ago by $80, totaling $661.

Cost of Revenue / Gross Profit

Gross Profit for the three-month period ending June 30, 2021, was $718 representing 14.2% of revenues, which was $28 below the gross profit of $723 in the first quarter of 2021 and $5 below the gross profit for the same period in 2020.

Although the revenue from Q1 declined by 2.4% from Q1 2020, lower cost of revenue resulted in a gross margin decline of just over a half a point (.6%). Thus, gross profit at $718 was only $5 less than a year ago at $723. Quarterly Margin improvement from 13.9% to 14.2% was driven by Permanent Placement revenue of $30 with gross margin at 96.4%; resulting in overall gross margin improvement by half a point from 13.7 to 14.2%. Otherwise, quarterly comparative gross margin would have been slightly lower by 20 basis points than it was a year ago.

Year to date 2021, the Company’s gross margin percentage improved to 13.5% from 12.5% which can be attributed to EOR margin reaching 10% on gross profit of $856 in 2021, compared to 9.3% on $1,018 in same period in 2020.

EOR and Media Staffing margin boosts (.07% and .06% respectively) coupled with Permanent Placement margin of $29 (96.4%) offset the steep decline in IQS higher margin gross profit which saw a year over year decline by $334 or 73% from $458 to $124.

Overall margin improvement in EOR, Media Staffing and Video Production year over year contributed $82 in gross profit, representing 4.7% of 2020 first half gross profit.

General and Administrative (“G&A”)

General and administrative expenses for the three months ended June 30, 2021, were $878, as compared to $1,240 in the comparable period in 2020, representing a 28.6% reduction. The $362 decrease in comparative three-month periods is due to reductions in salary and benefit costs by $180, outside legal costs $79, and rent costs by $66. Over the 6-month period ending June 30, 2021, management has trimmed $657 or 28% of G&A costs, as they represented 15.6% of revenue as opposed to 16.8% a year ago. The reduction was achieved while increasing the costs of sales G&A year over year for the quarter ending June 30, 2021, by $74 or 45%.

Interest Expense

The Company recognized interest expense in the amount of $18 during the three months ended June 30, 2021, compared to $114 during the prior year period. The $96 (84.5%) decrease is directly attributed to a significantly reduced reliance on the factoring line that had an outstanding ending Q2 2021 balance of $86 compared to $1,043 at conclusion of second quarter 2020.

Other Income (Expense)

Spurred by the PPP forgiveness principal of $5,216, a reversal on PPP interest $59, and ERC totaling $2,767, other income totaled $8,042 resulting in the Company experiencing second quarter net earnings of $7,942 compared to a $324 net loss a year earlier and net earnings of $7,240 during the six months ended June 30, 2021, compared to a loss of $561 in the comparable period of the prior year.

The ERC consisted of a second quarter request for a first quarter refund of $1,440. Subsequently the Company received $153 in ERC credits against the last two payrolls in June 2021 and has requested a refund of another $1,174 covering the remainder of the second quarter 2021. The Company qualified for the ERC in 2021 as its quarterly revenue was < 80% of its 2019 revenue for the same periods.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements are driven predominantly by EOR field talent payments, G&A salaries, public company costs, interest associated with factoring, and client accounts receivable receipts. Since receipts from client payments are on average 70 days behind payments to field talent, working capital requirements can be periodically challenged. We have a Factoring Facility with Triumph Business Capital (“TBC”). TBC advances 93% of our eligible receivables at an advance rate of 15 basis points, an interest rate of prime plus 2%., and our prime floor rate at 4%. As a result of the impact of the COVID-19 pandemic, our clients may be more likely to be delinquent in their payments. However, to date, we have not seen any adverse change in our collections, with our Days Outstanding (DSO) for first half of the year at 63 comparable to the 68 DSO for period ending December 31, 2020. In 2020 our DSO increased in from 60 in 2019 to 68 as several of our large clients began demanding 60-to-90-day terms. Delays in receipt of purchase orders also had an adverse impact on DSO. However, as of June 30, 2021, only 2.4% of $3,303 in Accounts Receivable (“A/R”) was > 31 days past invoice due dates, with only .2% > 60.

When looking at A/R aging in relation to invoice date, as of June 30, 2021, 61% of our $3,303 in total A/R was < 31 days, compared to 64% in the quarter ending March 31, 2021.

The Company has an additional $2,615 in other receivables associated with our ERC eligibility for first and second quarters 2021.

Our primary sources of liquidity are cash generated from operations via accounts receivable and borrowings under our Factoring Facility with Triumph enabling access to the 7% unfactored portion. Because certain large clients have changed their payment practices announcing 60- and 90-day terms amounting to a unilateral extension to contractual terms by 30-60 days, we can be adversely impacted since Triumph does not provide credit if an account obligor pays more than 120 days after the invoice date.

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

Since we are an EOR with the majority of contracted talent paid as W-2 employees who are paid known amounts on a consistent schedule; our cash inflows do not typically align with these required payments, resulting in temporary cash challenges, which is why we employ factoring.

Vivos Debtors as of June 30, 2021, had notes receivable totaling $4,387 including default on a $3,000 promissory note and on a $750 tax obligation in December 2019. After numerous failed collection attempts, on February 17, 2020, the Company initiated an action in the Circuit Court of Montgomery County Maryland against Naveen Doki and the Vivos Holdings for nonpayment.

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

On May 5, 2020, MMG received a $5,216 loan through the Paycheck Protection Program (the “PPP”) with a term of two (2) years and an interest rate of 1% per annum. The PPP provided that the Company be eligible for forgiveness if the loan proceeds were used for payroll and certain other specified operating expenses while maintaining specified headcount requirements. On June 10, 2021, the Company was informed by the SBA that it had met the requirements and that both the $5,216 and of accrued interest, through May 2021, totaling $57 were forgiven

The funds bolstered our working capital and enabled us to bring back employees and continue to serve our clients even though their requirements had lessened.

As of June 30, 2021, our working capital was $7,991, compared to $5,970 at the end of December 2020, and $6,152 the quarter ending June 30, 2020, approximately a month before the PPP funds were received. The PPP funds enabled the Company to build A/R reserves since PPP funds were employed to pay salaries of both outsourced and G&A employees during the covered 24-week period between May and October 2020. Working capital at the end of June 2021, excluding the notes receivable of $4,387, was $3,604.

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

June 30, 2021

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

On or about February 17, 2020, the Company, as plaintiff, filed a complaint with the Circuit Court of Montgomery County, Maryland against Vivos Holdings, LLC, VREH and Naveen Doki (the “Defendants”), to enforce MMG’s rights under certain promissory notes and a personal guarantee made by the defendants (the “Debt Collection Suit”). The aggregate amount of these obligations as of the balance sheet date is approximately $4,308. The case is proceeding. The Company believes that it will be granted a judgment in its favor. MMG has vigorously pursued this litigation and atrial on this matter is scheduled to begin in the Circuit Court of Montgomery County, Maryland, on October 4, 2021.

On or about May 6, 2020, the Defendants filed with the Circuit Court of Montgomery County, Maryland a Counterclaim and Third-Party Complaint for Damages, Declaratory and Injunctive Relief and Jury Demand (the “Vivos Default Counterclaim”), The Company believes that the Counterclaim has no merit. The Company continues to vigorously defended itself and its indemnified officers, directors and other parties as permitted by the Company’s organizational documents. The Company and the other Counterclaim defendants have moved to have the Debt Collection Suit and the Counterclaim stayed pending the outcome of the Arbitration described below in Intent to Arbitrate. A full trial covering the Vivos Group note defaults and the Vivos Group’s countersuit which was originally scheduled for March 2021, will take place starting on October 4, 2021.

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

After an extension was granted to Reliability’s “reply brief,” on June 2nd, 2021, Reliability, Incorporated, Maslow Media Group, Inc, Nick Tsahalis and Mark Speck filed an appellant’s brief in the Fourteenth District of Texas, Houston Texas to challenge the court’s prior ruling granting a special appearance to Igly Trust and to the Doki Shareholders. A response to the filed appellant brief has not yet been received.

On December 23, 2020, after an evidentiary hearing before the Circuit Court for Montgomery County, Maryland, a judge denied a motion by Vivos Holdings, LLC, VREH, Doki, Kaylan Pathuri (“Pathuri”), Judos Trust by Shirisha Janumpally, its trustee (“Judos”) and Igly Trust by Kaylan Pathuri, its trustee, (“Igly”) to compel a shareholder meeting based on the facts presented at trial. The judge also commented that, based on the evidence presented, management was performing its fiduciary duties to protect the Company despite adverse circumstances. This same judge will be presiding over a full trial regarding Company’s lawsuit to enforce the repayment of notes and the Vivos Group counterclaim, in a trial starting on October 4, 2021.

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

On August 9, 2021, Reliability filed an additional claim in the Debt Collection Suit and Vivos Default Counterclaim in the Circuit Court of Montgomery County, Maryland against Doki, Valleru, Pathuri, Janumpally, Igly, and Judos, asserting that the Respondents breached the Merger Agreement in a number of significant respects and potentially committed fraud in connection with the Merger.

The following legal proceedings where Vivos Group borrowings impacting MMG:

On September 28, 2018, Credit Cash filed a complaint against MMG, Vivos, Vivos Acquisitions, LLC, Dr. Doki, Dr. Valleru (the “Parties”) and other defendants in the United States Circuit Court of Montgomery County, Maryland for the District of New Jersey for, among other things, breach of contract of the MMG and HCRN Credit Facilities and their respective guaranties in relation to the November 15, 2017, agreement (the “DNJ Action”). On October 30, 2018, Credit Cash filed a motion to intervene in an action pending in New York State, Monroe County, filed by HCRN and LE Finance, LLC against the Parties, and other defendants (“NY State Action”). On December 10, 2018, the Parties entered into a settlement agreement for the purpose of settling certain claims related to the DNJ Action only. Pursuant to the settlement agreement, certain repayment terms were agreed upon between Credit Cash and the Parties, but Credit Cash did not relinquish the right to pursue any claims related to the NY State Action, nor to pursue any remedies against any of the parties in relation to the November 15, 2017, agreement. Certain of the Vivos Group executed and delivered to MMG that certain Agreement for the Contingent Liquidation of the Common Stock of Maslow Media Group, Inc., dated as of October 28, 2019 (the “Liquidation Agreement”), pursuant to which such Vivos Group pledged to MMG the shares of Company Common Stock they received in the Merger to provide the capital required to satisfy the Parties’ obligations under the Settlement Agreements. Vivos Group misrepresented upon the execution of the Liquidation Agreement to MMG the status of its obligations under the Settlement Agreement, which were, in fact, then in default. To date these Vivos Group have not cooperated with the Company to monetize those shares as contemplated by the Liquidation Agreement. The Company will take appropriate action to enforce its rights under the Liquidation Agreement, which actions will be dictated in part by the outcome of the Arbitration. On or about March 16, 2020, Credit Cash entered its New Jersey confession of judgment with the Circuit Court of Montgomery County, Maryland.

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

On July 21, MMG came to an agreement with Kinetic and Libertas for $475 to release MMG from being obligated to this Vivos Group debt. (See Note 10).

On August 9, 2021, Reliability filed an additional claim in the Debt Collection Suit and Vivos Default Counterclaim in the Circuit Court of Montgomery County, Maryland against Doki, Valleru, Pathuri, Janumpally, Igly, and Judos, asserting that the Respondents breached the Merger Agreement in a number of significant respects and potentially committed fraud in connection with the Merger.

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

RELIABILITY INCORPORATED (Registrant)

August 16, 2021	/s/ Nick Tsahalis
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

