Form 10-Q
period 2021-09-30
RELIABILITY INC
filed 2021-11-15
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 300,000,000 shares of Common Stock, no par value, as of September 30, 2021.

RELIABILITY INCORPORATED

Quarterly Report on Form 10-Q

As of and For the Three and Nine Months Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	September 30, December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$104	70
Trade receivables, net of allowance for doubtful accounts	8,311	6,870
Notes receivable from related parties	4,949	4,258
Prepaid expenses and other current assets	240	289
Total current assets	13,604	11,487

Property, plant and equipment, net	54	76
Other intangible assets, net	178	203
Goodwill	518	518
Total assets	$14,354	12,284
LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES
Factoring	$939	2,999
Accounts payable	675	936
Accrued expenses	316	375
Accrued payroll	1,040	691
Deferred revenue	184	182
Income taxes payable	1,030	292
Other current liabilities	3	42
Total current liabilities	4,187	5,517

PPP loan payable	-	5,250
Total liabilities	4,187	10,767
Commitment and contingencies (Note 7)
Subsequent events (Note 10)
SHAREHOLDER’S EQUITY
Common stock, without par value, 300,000,000 shares authorized, 300,000,000 issued and outstanding as of September 30, 2021, and as of December 31, 2020
Additional paid-in capital	750	750
Retained earnings	9,417	767
Total shareholder’s equity	10,167	1,517

Total liabilities and shareholder’s equity	$14,354	12,284

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Three Months Ended September 30,
	2021	2020
Revenue earned
Service revenue	$6,941	$6,201
Cost of revenue
Cost of revenue	6,138	5,547
Gross profit	803	654
Selling, general and administrative expenses	866	1,086
Operating loss	(63)	(432)
Other income (expense)
Interest income	81	29
Interest expense	(15)	(30)
Other income (expense)	1,813	4
Income (loss) before income tax (expense) benefit	1,816	(429)
Income tax (expense) benefit	(405)	237
Consolidated net income (loss)	1,411	(192)
Net income per share:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

Share used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Nine Months Ended September 30,
	2021	2020
Revenue earned
Service revenue	$17,809	$20,199
Cost of revenue
Cost of revenue	15,542	17,790
Gross profit	2,267	2,409
Selling, general and administrative expenses	2,554	3,438
Operating loss	(287)	(1,029)
Other income (expense)
Interest income	235	92
Interest expense	(78)	(283)
Other income (expense)	9,855	(1)
Income (loss) before income tax (expense) benefit	9,725	(1,221)
Income tax (expense) benefit	(1,075)	286
Consolidated net income (loss)	8,650	(935)
Net income (loss) attributable to noncontrolling interest in consolidated affiliates	-	182
Net income (loss) attributable to Reliability Inc.	$8,650	(753)
Net income per share:
Basic	$0.03	0.00
Diluted	$0.03	0.00

Share used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

For the Nine Months Ended September 30, 2021, and 2020

(amounts in thousands, except per share data)

	Controlling Interest					Non-Controlling
			Additional			Interest in
	Common Stock		Paid-in	Retained		Consolidated	Total
	Shares	Amount	Capital	Earnings	Total	Affiliates	Equity

Balance, December 31, 2019	300,000,000	-	750	1,840	2,590	(313)	2,277
Net loss	-	-	-	(935)	(935)	182	(753)
VIE consolidation	-	-	-	-	-	29	29
VIE disposal	-	-	-	(102)	(102)	102	-
Balance, September 30, 2020	300,000,000	-	750	803	1,553	-	1,553

Balance, December 31, 2020	300,000,000	$-	$750	$767	1,517	-	1,517
Net income	-	-	-	8,650	8,650		8,650
Balance, September 30, 2021	300,000,000	-	750	9,417	10,167	-	10,167

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$8,650	(753)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16	59
Accrued interest	(246)	(62)
(Gain)/Loss on disposal of property and equipment	38	(176)
Gain on forgiveness of PPP loan payable	(5,216)	-
Changes in operating assets and liabilities:
Accounts receivables	(1,441)	2,508
Prepaid expenses and other current assets	48	161
Accounts payable	(260)	(517)
Accrued payroll	350	323
Accrued expenses	(59)	(141)
Deferred revenue	2	(162)
Other liabilities	(2)	(95)
Income taxes payable	738	(559)
Net cash provided by operating activities	$2,618	586
Cash flows from investing activities:
Purchase of fixed assets	(6)	(38)
Net cash used in investing activities	$(6)	(38)
Cash flows from financing activities:
Net borrowing/(repayment) of line-of-credit	(2,061)	(5,204)
Proceeds from long term debt (PPP)	-	5,216
Repayment of note payable	(37)	-
Borrowing of note payable	-	(773)
Advances to related Parties	(480)	-
Repayment of notes receivable from related parties	-	61
Net cash used in financing activities	$(2,578)	(700)
Net decrease in cash and cash equivalents	34	(152)
Cash and cash equivalents, beginning of year	70	275
Cash and cash equivalents, end of year	$104	123

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(amounts in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	78	239
Income taxes	344	301

Supplemental disclosures of non-cash investing and financing activities:
The Company received forgiveness from the SBA of its PPP loan payable	5,216	-

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(amounts in thousands, except per share data)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Reliability, Inc. is a leading provider of employer of record and temporary media and information technology (“IT”) staffing services that operates, along with its wholly owned subsidiary, The Maslow Media Group, Inc (“MMG”), (collectively, “Reliability” or the “Company”), primarily within the United States of America in four industry segments: Employer of Record (“EOR”), Recruiting and Staffing, Permanent Direct Placements, and Video and Multimedia Production which provides script to screen media talent. Our Staffing segment provides skilled field talent on a nationwide basis for Media, IT and finance and accounting client partner projects. Our Staffing segment occasionally received requests for (direct) placements. Because of an uptick in direct hire requests in 2021, factoring in the much higher margins that business derives, MMG decided to add Permanent (Direct) Placement as a stand-alone business segment. Video Production involves assembling and providing crews for special projects that can last anywhere from a week to 6 months.

Reliability was incorporated under the laws of the State of Texas in 1953, but the then principal business of the Company started in 1971 was closed down in 2007. The Company completed a reverse merger with MMG (the “Merger”) on October 29, 2019.

Company Background

Vivos Holdings LLC, the previous sole shareholder of MMG and their transferees who were issued shares of Reliability Common Stock include Naveen Doki, Silvija Valleru, Shirisha Janumpally (through Judos Trust and Federal Systems), and Kalyan Pathuri (through Igly Trust) together own approximately 84% of the issued and outstanding shares of Reliability Common Stock. Vivos Holdings, LLC and Vivos Real Estate Holdings, LLC and Mr. Doki have outstanding notes with MMG that date back to acquisition of MMG in November 2016 (See Note 9) (collectively “Vivos Debtors”).

Mrs. Janumpally, Mr. Doki, and Mr. Pathuri also have common ownership combinations in a number of other entities [Vivos Holdings, LLC. Vivos Real Estate Holdings, LLC (“VREH”), Vivos Holdings, Inc., Vivos Group, Vivos Acquisitions, LLC., and Federal Systems, LLC], (collectively referred to herein as “Vivos Group”).

On or about February 17, 2020, the Company, as plaintiff, filed a complaint with the Circuit Court of Montgomery County, Maryland against Vivos Debtors (“Vivos Default Claim”) (See Note 7).

On or about May 6, 2020, the Vivos Debtors and other Vivos Group members, specifically. Kaylan Pathuri (“Pathuri”), Judos Trust by Shirisha Janumpally, its trustee (“Judos”) and Igly Trust by Kaylan Pathuri, its trustee, (“Igly”) responded to the Vivos Default Claim with a Counterclaim and Third-Party Complaint (the “Vivos Default Counterclaim”).

On June 5, 2020, Reliability commenced an arbitration seeking to address purported merger violations before the American Arbitration Association (“AAA”). The remedy for the nature and extent of the alleged violations, per the merger agreement, is the forfeiture of Vivos Group shares.

On September 7, 2021, the Company entered in Arbitration and Tolling Agreements with alleged shareholder Naveen Doki, M.D., and his affiliates and all other persons who were parties to the pending litigation previously reported in the Texas, New York and Maryland courts and before the American Arbitration Association. The Agreements call for the stay or dismissal of the pending litigation, with the parties agreeing to resolve their disputes before a single arbitrator in Maryland (See Note 7).

Basis of presentation

The unaudited condensed consolidated interim financial statements include the accounts of the Company and all wholly owned divisions, including its 100% owned subsidiary, MMG. All significant intercompany accounts and transactions have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q. Operating results of the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In preparing these unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in the Company’s consolidated financial statements relate to revenue recognition, allowances for doubtful accounts, recoverability of notes receivable, useful lives for depreciation and amortization, loss contingencies, allocation of purchase price in connection with business combinations, valuation allowances for deferred income taxes, and the assumptions used for web site development cost classifications.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

Concentration of Credit Risk

For the nine months ended September 30, 2021, 26.7% of revenue came from AT&T Services, Inc. (inclusive of its DirecTV division) (“AT&T”), 15.7% from Goldman Sachs, 12.8% from Janssen Pharmaceuticals (which includes workforce partners Ortho McNeil and Johnson & Johnson), and 11% from Morgan Stanley. Combined, this totals 66.4% of revenue. AT&T, Goldman Sachs, Janssen, and Morgan Stanley accounted for 27.6%, 8.8%, 10.9% and 5.7%, respectively, in revenue for the same time period ended September 30, 2020. No other client has exceeded 10% of revenues in 2021.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(amounts in thousands, except per share data)

NOTE 2. LIQUIDITY AND GOING CONCERN

Going Concern

Management considers on a regular basis, the Company’s ability to continue as a going concern. The factors which have impacted the business and our liquidity are;

●	Notification from the SBA on June 10, 2021, that our PPP Loan totaling $5,275 in principal and interest had been 100% forgiven;
●	Eligibility for Employee Retention Credits (“ERC”) resulting in refunds totaling $3,221 and payroll credits in the third quarter totaling $1,156;
●	Operating loss in third quarter ending September 30, 2021, of $63 which is a $368 improvement over the third quarter operating loss a year ago and $161 in the second quarter;
●	Elimination of the ERC by Congress’ passing infrastructure bill, retroactively effective September 30, 2021;
●	2020 tax return submission with net operating loss carry back of $339 which will reduce tax liabilities;
●	Operating loss of approximately $287 for the nine months ended September 30, 2021;
●	Payment of $475 on July 21, 2021, to satisfy a Vivos Group debt that was supposed to have been paid by the Vivos Group and covered by the Liquidation Agreement (see notes 2 and 7), but Vivos refuses to cooperate;
●	2021 estimated tax of $1,075 based on current year operations;
●	Ability to finance over $3,000 in accounts receivable (based on unfactored portion on September 30, 2021);
●	The pandemic-resulting decline in client demand for our services continuing through the present;
●	Difficulties in raising cash via public markets for organic and inorganic growth, due to lack of unissued authorized shares available for Company use, despite having public company cost structure;
●	Inability to realize approximately $4.9M in notes receivables from Vivos Group;
●	Contingent liabilities, described further in Note 7.

All these conditions noted and factored in above, but from a prevailing operational view there is still substantial doubt about the Company’s ability to continue as a going concern as the underlying business has yet to recover from COVID-19 with revenue levels down as much as 35% from 2019 standards. There is also the risk that the arbitration (see Note 7) outcome is not in the Company’s favor, and or the $4.9M in notes receivable is not realized in a timely fashion. As far as cash equivalents, once the $3,221 in ERC is fully refunded, the Company will have sufficient capital resources, but these are based on government stimulus programs. Therefore, there can be no assurances that the Company will be successful in managing the impact of the foregoing or its ability to maintain sufficient liquidity over a period of time that will allow it to continue as a going concern. The accompanying interim consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liability that may result from the possible inability of the Company to continue as a going concern.

The Company’s ongoing liquidity position is facing pressures due to the loss of business resulting from the COVID-19 pandemic, as well as ongoing outside legal costs related to Doki Group disputes and increased pressure to make cash payments for Doki group MCA obligations, which ultimately took place on July 21, 2021, pursuant to the Settlement Agreements (filed as exhibits 10.4, 10.5 and 10.6 the Company’s Current Report on Form 8-K filed on October 30, 2019), prior to the Company’s anticipated liquidation of the shares of Company Common Stock pledged pursuant to the Agreement for the Contingent Liquidation of the Common Stock of Reliability Incorporated (as successor in interest to MMG Media Group, Inc.), dated October 28, 2019 (the “Liquidation Agreement”) (filed as exhibit 10.30 to the Company’s Current Report on Form 8-K filed on October 30, 2019). The Vivos Group that are the counterparties to the Liquidation Agreement are not cooperating with the Company to liquidate the shares subject thereto as contemplated thereby. No assurance can be given that the Company will return to its pre-pandemic revenue levels and how long it will take to enforce the requirements of the Liquidation Agreement. As a result, the Company could face hurdles maintaining sufficient liquidity to continue to operate, in which case the Company might be forced to liquidate or seek to reorganize under applicable bankruptcy statutes.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(amounts in thousands, except per share data)

The Company is quoted on the OTC Marketplace under the symbol “RLBY”.

NOTE 3. ACCOUNTS RECEIVABLE

Accounts Receivable can be broken down as follows

	September 30, December 31,
	2021	2020
Accounts Receivable
Trade receivables	$4,406	6,629
Other receivables (ERC Refund)	3,221
Unbilled receivables	684	241
Less allowance for doubtful accounts	-	-
Total Accounts Receivable	8,311	6,870

NOTE 4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adopted Accounting Pronouncements

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

September 30, 2021

(amounts in thousands, except per share data)

The Company does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material effect on its present or future consolidated financial statements.

NOTE 5. DEBT

Convertible Debt

The Company had notes payable in the amount of $890 as of December 31, 2019, pursuant to a convertible debt offering that MMG commenced June 13, 2019. Pursuant to this agreement, MMG issued to each individual a warrant for 0.5 shares of Company Common Stock and a convertible promissory note of same date in the initial principal amount of $50, in exchange for $50. The notes bore interest at 12% per year with the balance becoming due within 1 year from the issuance date unless earlier converted into shares of Company Common Stock upon the issuance by Reliability of Company Common Stock for gross proceeds of at least $5,000. Since no conversion occurred, the notes were paid in full as they became due over a 3-month period between June 2020 and September 2020.

Warrants can only be redeemable if the proceeds of $5,000 are secured within 5 years of note issuance, which expires correspondingly to each note between June and October 2024.

Tax Liabilities

When MMG was initially acquired by Vivos Holdings, LLC in December 2016, MMG’s corporate status was changed from an S Corp to a C Corp due to its new ownership structure. This triggered an accelerated tax event, a $215 estimated annual impact per year for four years, that MMG has been working with the IRS to pay. As of September 30, 2021, the tax liability was $1,030 compared to $292 as of December 31, 2020. The Company also has accrued current incremental income taxes of $1,075 YTD, $396 of which was recorded in Q3, as of September 30, 2021, relating to its current operations.

Factoring Facilities

Triumph Business Capital

On November 4, 2016, MMG entered into a factoring and security agreement with Triumph Business Capital (“TBC”). Pursuant to the agreement, MMG received advances on its accounts receivable (i.e., invoices) through TBC to fund growth and operations. The proceeds of this agreement were used to pay operating costs of the business which include employee salaries, vendor payments and overhead expenses. On January 5, 2018, the agreement was amended to lower the factoring fee and interest rate for a term of one year. The agreement was amended again on January 19, 2018, to increase the maximum advance rate to $5,500. In January 2020, a new agreement was negotiated with Triumph lowering advance rate from 18 basis points to 15 and the interest rate from prime plus 2.5% to prime plus 2%. The amount of an invoice eligible for sale to Triumph went from 90% to 93%. The agreement which previously renewed annually, is now month to month. MMG continues to be obligated to meet certain financial covenants in respect to invoicing and reserve account balance.

In accordance with the agreement, a reserve amount is required for the total unpaid balance of all purchased accounts multiplied by a percentage equal to the difference between one hundred percent and the advanced rate percentage. As of September 30, 2021, the required amount was 10%. Any excess of the reserve amount is paid to MMG on a weekly basis, as requested. If a reserve shortfall exists for a period of ten-days, MMG is required to make payment to the financial institution for the shortage.

Accounts receivable (A/R) were sold with full recourse. Proceeds from the sale of receivables were $1,756 for the three months ended September 30, 2021, compared to $10,175 in the same period ending September 30, 2020.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(amounts in thousands, except per share data)

Maslow’s outstanding balance with TBC as of September 30, 2021, was $939 and $2,999 on December 31, 2020.

The Factoring Facilities are collateralized by substantially all the assets of MMG. In the event of a default, the Factor may demand that the Company repurchase the receivable or debit the reserve account. Total finance line fees for the three months ended September 30, 2021, and 2020 comparatively totaled $15 and $30, respectively.

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

The potential financial exposure to loss as a guarantor could equal all the book value of the related party mortgage loan payable, a total of approximately $1,734 as of June 30, 2021, (the latest information made available to the Company), with $21 unpaid in 2021 as VREH was behind on two of their mortgage payments. The loan is deemed to be in default with outstanding taxes due of $7, a 2019 DSC ratio violation, failure to submit updated financials, and subsequent liens without bank written consent for $250 to another Vivos Group creditor. To date, the Company has not been called on for any loan repayment guarantee. The Company believes the building valuation is at or near the current mortgage amount.

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(amounts in thousands, except per share data)

On October 9, 2018, MMG was named as a defendant along with six other defendants, all of which are entities related to the Vivos Group, in an Affidavit of Confession of Judgment (“COJ”) filed in the Supreme Court of the State of New York in relation to a case brought by Hop Capital, wherein the defendants collectively agree to pay a sum of $400 to Hop Capital. The claim brought by Hop Capital against the defendants in this case is in relation to a Merchant Agreement dated October 4, 2018; an agreement to which MMG was not a party. As such, MMG contends that being named in the COJ as a defendant was made in error and is currently seeking to have its name removed from the COJ. As of October 2021, we have not been contacted again on this matter, nor have we been notified on any developments The Company will defend itself from this case.

On or about February 17, 2020, the Company, as plaintiff, filed a complaint with the Circuit Court of Montgomery County, Maryland against Vivos Holdings, LLC, Vivos Real Estate Holdings, LLC and Naveen Doki (“Vivos Debtors”), to enforce MMG’s rights under certain promissory notes and a personal guarantee made by the Vivos Debtors (“Vivos Default Claim”). This was settled on October 1st, 2021 with both parties mutually releasing each other of any claims

On February 28, 2020, Healthcare Resource Network, LLC (“HCRN”) filed a complaint against MMG in the Circuit Court of Montgomery County, Maryland alleging that Maslow participated with members of the Vivos Group to financially harm the plaintiff. The plaintiff has not specified any alleged damage caused by MMG and the Company believes any claims are without merit. The Company will defend itself from this case.

On March 16, 2020, CC Business Solutions, a division of Credit Cash NJ, LLC domesticated a foreign judgement in the Montgomery County Circuit Court system against HCRN, MMG, Vivos Holdings, LLC, Vivos Acquisitions, LLC, Naveen Doki and Silvija Valleru. This foreign judgement relates to Vivos Holdings adding MMG as a guarantor on a loan made to HCRN which is in default by HCRN and Vivos Holdings. Foreign judgement total is $820. This judgement relates to the default on the settlement agreement dated December 10, 2018, referenced above in the Credit Cash Complaint.

On May 5, 2020, Libertas Funding, LLC (“Libertas”) domesticated a foreign judgement in the Montgomery County Circuit Court system against HCRN, MMG, Vivos Holdings, LLC, Vivos Acquisitions, LLC, Vivos IT, LLC, Vivos Global Services, LLC, Alliance Micro, Inc. and Naveen Doki. This foreign judgement from the State of New York relates to loans the Vivos Group took out by adding MMG additional collateral. This loan is currently in default. Foreign Judgement total is $229. Maslow settled with Libertas/Kinetic (both judgements) this summer for $475 (See last 2 paragraphs below).

On May 5, 2020, Kinetic Direct Funding (Kinetic”) domesticated a foreign judgement in the Montgomery County Circuit Court system against HCRN, MMG, US IT Solutions Inc., 360 IT Professionals, Alliance Micro, Inc. and Naveen Doki. This foreign judgement from the State of New York relates to loans the Vivos Group took out by adding MMG as additional collateral. This loan is currently in default. Foreign Judgement total is $579. There were 4 total loans in the settlement, with the 3 domesticated judgements in Montgomery County circuit court relating to MMG totaling $1,038. Maslow settled with Libertas/Kinetic (both judgements) this summer for $475 (See last 2 paragraphs below).

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(amounts in thousands, except per share data)

On or about May 6, 2020, the Vivos Debtors and other Vivos Group members, specifically. Pathuri, Judos, and Igly responded to the Vivos Default Claim with the “Vivos Default Counterclaim. The Company continues to believe that the Counterclaim has no merit and had planned to vigorously defend itself and its indemnified officers, directors and other parties as permitted by the Company’s organizational documents, when a trial on this matter was scheduled to begin on October 4, 2021, but both parties agreed on September 7th, 2021, to resolve their disputes before a single arbitrator in Maryland, which calls for the stay or dismissal of the pending litigation. The agreement provides 150 days to resolve all pending matters through binding arbitration in Maryland.

On or about June 5, 2020, the Company submitted a Claimant’s Notice of Intention to Arbitrate and Demand for Arbitration (the “Merger Arbitration”) with the American Arbitration Association in New York, and to the Respondents thereto: Naveen Doki; Silvija Valleru; Shirisha Janumpally (individually and in her capacity as trustee of Judos Trust); Kalyan Pathuri (individually in his capacity as trustee of Igly Trust) and Federal Systems (the “Merger Respondents”). The Merger Arbitration alleges that the Merger Respondents breached the Merger Agreement in a number of significant respects and may have committed fraud in connection with the Merger. The Company is seeking damages, which if granted will likely be the remedy set forth within the Merger Agreement which is in whole or in part shares of Company Common Stock received by the Merger Respondents in connection with the Merger. The Company has brought a motion to compel the Arbitration which is currently being decided by the Federal Courts in New York, but the Respondents countered with a motion to dismiss Reliability’s Petition to Compel Arbitration to the Federal Courts in New York. On August 4, the US District Court, Southern District of New York, denied the Respondents motion to dismiss.

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

On December 23, 2020, at a hearing in the Maryland Circuit Court of Montgomery County, Maryland, a motion by the Vivos Group to compel a shareholder meeting was summarily dismissed. On January 20, 2021, Defendants and Counter/Third-Party Plaintiffs, Vivos, VREH, Doki, Pathuri, Igly, Judos, by counsel, filed a Notice of Appeal on the dismissal. However, the deadline to pursue the appeal lapsed absent additional filings by the Vivos Group.

On July 21, 2021, Maslow settled the obligation which with it had been committed by Vivos Holdings, LLC in July 2018, with Libertas and Kinetic for $475. The agreement which included $100 in legal fees, released MMG from all claims judgements and obligation against MMG but did not release Naveen Doki, Silvija Valleru, Judos Trust, Igly Trust, Srinivas Kalidindi, Shirisha Janumpally, Federal Systems, Kalyan Pathuri, US IT Solutions Inc., 360 IT Professionals Inc., Alliance Micro Inc. Viv’s IT LLC, Vivos Global Holdings LLC, Vivos Acquisitions LLC, or Vivos Holdings from the remaining obligation. This debt belonged to Vivos Holdings LLC, and the aforementioned Liquidation Agreement, (See Note 2) had been created as a safeguard to shelter MMG should Vivos default, which actually transpired prior to the merger closing in October 2019.

Maslow felt compelled to settle Vivos’ Holdings at this time due to 1) added pressure placed by Libertas to collect a balance that now exceeded $1,700, 2) a desire to clear liens against the Company to improve its credit status, and 3) its ability to negotiate a much lower and separate settlement.

Maslow is pursuing remedy for the $475 payment to Libertas with the Vivos Group through the arbitration process. In the meantime, the $475 has been added the Vivos Debtor balance which as of September 30, 2021, is $4,944.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

Notes Receivable

The Company has notes receivable from Vivos Holdings, LLC and VREH, a member of Vivos Group, both related party affiliates due to their ownership percentage in the Company. In January 2021, MMG began applying the legal rate of interest which per Virginia statute is 8.0% on two of the three defaulted notes receivable below, which were so eligible.

In connection with the Vivos/MMG Purchase Agreement, on November 15, 2016, MMG executed a promissory note receivable with Vivos Holdings LLC in the amount of $1,400. As defined by the Vivos/MMG Purchase Agreement, the loan consists of two periods, whereby the first period from November 15, 2016, until September 30, 2018, no principal or interest payments were required. Interest would accrue monthly and a new loan in the amount of $1,773 would be subject to a second loan period. During the second loan period, interest shall be paid in 20 equal consecutive payments, quarterly. Principal plus any unpaid interest is due September 20, 2023. Interest during both loan periods accrues at a rate of 2.5%. Additionally, monthly payments of $15 are made on behalf of Vivos Holdings, Inc. to the seller by MMG. These payments, plus any other payments made by MMG on behalf of Vivos Holdings, LLC, are added to the principal balance of the promissory note receivable (“Vivos/MMG Purchase Agreement Note Receivable”). In 2018, all quarterly interest payments to be made in phase 2 were offset by the management fees due to Vivos Holdings.

In January 2021, MMG began applying the legal rate of interest which per Virginia statute is 8.0% on two of the three defaulted notes receivable, which were eligible. Only the $750 September 5, 2019, note is not eligible for a default rate of interest but is eligible for recovery of legal fees. As of September 30, 2021, the total outstanding balance was $2,767 which includes accrued interest receivable of $55. The actual funds (additional eligible interest and legal fees) sought may be greater than what is represented herein per GAAP.

On November 15, 2017, MMG executed an intercompany promissory note receivable with VREH in the amount of $772. As defined by the agreement, the loan consists of two periods, whereby the first period from November 15, 2017, until September 30, 2018, no principal or interest payments are required. During the first loan period, interest accrued monthly and a new loan amount of $781 will be subject to a second loan period. During the second period, interest is payable in 20 equal consecutive installments and the principal balance plus accrued and unpaid interest is due September 30, 2023. Interest during both periods accrues at a rate of 3.5% annually. In 2018, all quarterly interest payments to be made in Phase 2 were offset by the management fees due to Vivos Holdings, LLC. In addition, principal payments totaling $30 were made by the Vivos Group. As of September 30, 2021, the total outstanding balance was $774. which includes accrued interest receivable of $15.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

In summary, the Vivos Group receivable totaled $4,258 on December 31, 2020, which included $2,007 of additional borrowings over the period between November 2016 and December 31, 2109. As of September 30, 2021, the receivable totaled $4,944.

On September 5, 2019, MMG entered into a Secured Promissory Note agreement with Vivos, pursuant to which MMG issued a secured promissory note to Vivos in the principal amount of $750. The note bears interest at 2.5% per year and requires Vivos to make monthly payments to MMG of $10 beginning December 1, 2019, with balance due and payable on November 1, 2026. Upon an event of default, which occurs upon failure of Vivos to make any monthly payment due under the terms of the note, MMG has the right to declare the entire unpaid balance of the note due and payable. The note is secured by 30,000,000 shares of Company Common Stock, which is due and payable upon a default by Vivos, which occurs upon failure of Vivos to make any monthly payment due under the terms of the note. In addition, both Naveen Doki and Silvija Valleru personally guaranty the repayment of the note by Vivos. Naveen Doki and Silvija Valleru were beneficial owners of Vivos and are also 5% or greater beneficial owners of Company Common Stock, which is qualified by the Merger Arbitration complaint. As of September 30, 2021, the total outstanding balance was $780, which includes interest of $12. In January 2021, MMG began charging the Maryland minimum interest rate by law allowed for defaulted totals as this note is in default and we are pursuing collection via the Vivos Default Claim.

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

In addition, pursuant to the same agreement, Credit Cash advanced to Healthcare Resource Network, a company owned by the Vivos Group (“HCRN”) a credit facility in the principal amount of $1,005 (“HCRN Credit Facility”). Each of MMG, Vivos Holdings, Vivos Acquisitions, LLC, Mr. Naveen Doki and Mrs. Silvija Valleru guaranteed the HCRN Credit Facility. To secure repayment of their guaranteed obligations, the Company and Vivos Holdings granted to Credit Cash a security interest in all their assets. On September 14, 2018, the Company defaulted on the Maslow Credit Facility. In addition, on same date, the HCRN Credit Facility went into default. As a result, repayment on both facilities were accelerated, with the full balance for each becoming immediately due and payable. On December 10, 2018, the Company, Vivos Holdings, Vivos Acquisitions, LLC, Mr. Doki, and Mrs. Valleru and Credit Cash entered into a settlement agreement in connection the November 15, 2017, agreement to govern the terms of the repayment of the HCRN Credit Facility and Maslow Credit Facility. Pursuant to the settlement agreement, the Company agreed to pay $10 per week until the entire balance of the Maslow Credit Facility was paid off. Pursuant to a subsequent agreement dated May 17, 2019, not involving the Company, Vivos Holdings and Vivos Acquisitions, LLC agreed to fully repay the HCRN Credit Facility via quarterly payments beginning September 30, 2019. The HCRN Credit Facility is still being repaid by Vivos Holdings, and as of October 29, 2019, had an outstanding balance of approximately $635.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

MMG was facing pressure to make cash payments pursuant to the Settlement Agreements prior to the Company’s anticipated liquidation of the shares of Company Common Stock pledged pursuant to the Liquidation Agreement. So, on July 21, 2021, as explained in Note 7, Maslow signed a settlement agreement with Kinetic Direct Funding, LLC and Libertas Funding, LLC for $475 in order to remove MMG from the remaining obligation owed by the Vivos Group which we were informed was $1,773.

The Vivos Group that are the counterparties to the Liquidation Agreement are not cooperating with the Company to liquidate the shares subject thereto as contemplated thereby. The anticipated arbitration process could have this matter settled in the first quarter 2022. However, no assurance can be given how long it will take to enforce the requirements of the Liquidation Agreement. Having made the payment may at some point present a liquidity issue for the Company.

On August 9th, 2021, Reliability filed an additional claim in the Debt Collection Suit and Vivos Default Counterclaim in the Circuit Court of Montgomery County, Maryland against Doki, Valleru, Pathuri, Janumpally, Igly, and Judos, that the Respondents breached the Merger Agreement in a number of significant respects and committed fraud in connection with the Merger.

On September 7, 2021, the Company entered in Arbitration and Tolling Agreements with alleged shareholder Naveen Doki, M.D., and his affiliates and all other persons who were parties to the pending litigation previously reported in the Texas, New York and Maryland courts and before the American Arbitration Association. The Agreements call for the stay or dismissal of the pending litigation, with the parties agreeing to resolve their disputes before a single arbitrator in Maryland. The parties also agreed to maintain the status quo in corporate governance and related matters pending a final non-appealable judgment confirming any award in arbitration. The parties also signed a Tolling Agreement to toll the statute of limitations following the dismissal of a pending litigation.

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(amounts in thousands, except per share data)

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

On September 18, 2019, in anticipation of the closing of the Merger and intending that it be assumed by MMG after the closing of the Merger, Hawkeye entered into a letter of intent (the “LOI”) regarding the potential acquisition of a complementary business. MMG was then prohibited from entering into the LOI directly. In connection with the LOI, Hawkeye paid a non-refundable deposit of $75 with the understanding that after the closing of the Merger, the LOI would be assigned to the Company and the Company would reimburse Hawkeye for the deposit. On October 17, 2019, Hawkeye assigned, and MMG agreed to assume the LOI and reimbursed Hawkeye for the deposit. The reimbursement took place on May 8, 2020, totaling $83.

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

NOTE 10. BUSINESS SEGMENTS

The Company operates within four industry segments: EOR, Recruiting and Staffing, Permanent (Direct) Placements and Video and Multimedia Production. The EOR segment provides media field talent to a host of large corporate customers in all 50 states. The Recruiting and Staffing segment provides skilled media and IT field talent on a nationwide basis for customers in a myriad of industries. Permanent Placements was added as a segment this quarter as the Company took on clients who will have the Company source candidates for permanent hire on a regular basis. The Video and Multimedia Production segment provides Script to Screen services for corporate, government and non-profit clients, globally.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(amounts in thousands, except per share data)

The following table provides a reconciliation of revenue by reportable segment to consolidated results for the three and nine months ended September 30, 2021, and 2020, respectively:

For the three months ended September 30:

	2021	2020
Revenue:
EOR	$5,705	$4,874
Recruiting and Staffing	962	1,107
Permanent Placement	38	-
Video and Multimedia Production	236	215
Other	-	5
Total	$6,941	$6,201

For the Nine months ended September 30:

	2021	2020
Revenue:
EOR	$14,186	$15,826
Recruiting and Staffing	2,658	3,547
Permanent Placement	68	-
Video and Multimedia Production	897	796
Other	-	30
Total	$17,809	$20,199

NOTE 11. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 15, 2021, the date on which the unaudited condensed consolidated financial statements were available to be issued. Based upon this evaluation, management has determined that no material subsequent events have occurred that would require recognition in or disclosures in the accompanying unaudited condensed consolidated financial statements, except as follows:

On November 5, 2021, Congress passed H.R. 3684) infrastructure bill which terminated early the ERC program, making wages paid after Sept. 30, 2021, ineligible for the credit. It is expected that monies the Company has been credited in the 4th quarter will reduce the 941 refund portions owed. The Company awaits IRS guidance on how this will be handled, given the retroactive nature of the legislation.

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

RESULTS OF OPERATIONS

Revenues

Revenues for the three months ended September 30, 2021, was $6,941 which was $740 or 12% greater than for the same period in 2020 which was $6,201. EOR led the revenue uptick by delivering $5,705 or 82% of the quarterly revenue. This was a $831 or 17%, improvement over the third quarter in 2020. IQS the Company’s IT staffing division saw a revenue decline of $410 or 82% from the same period a year ago which offset the improvement in revenue by the Media Staffing division which was up $267 or 44% from the same period a year ago. Permanent Placement which was not an earning center in 2020 contributed $38 which was $8 more than the second quarter. Although IT staffing revenues do not include IT direct placements made by the Company, which are considered Permanent Placement these are among the diverse resources we provide clients along with finance and accounting, and Media. The Company expects an increase in this activity as certain new clients are asking us for this service.

Video Production’s $236 in revenue was $21 higher than the third quarter in 2020 as new clients more than filled the void of those with declining demand due to COVID-19.

For the nine months ended September 30, revenue totaled $17,809 which was $2,390 less than a year ago, or a 12% decrease when compared to the prior year. Business segments with the largest declines in the nine-month period ending September 30, 2021, when compared to a year earlier, were EOR at $1,678 or 11% and IQS which derived $1,593 less, a 76% decline. EOR was largely negatively impacted by COVID-19, which has seen some of our larger clients not yet return to full strength on site. IQS’s experienced the loss of its largest customer Lifetouch, which informed the Company in the fall of 2020 that it had decided to offshore their IT software quality assurance professionals effective January 1, 2021, resulting in declines of revenue of $874 year to date, when compared to same period in 2020. Meanwhile Tapfin, which is the vendor management solution for Abbott Labs, has converted a number of IQS’s employees to their staff and have not renewed other employee resulting in a year-to-date loss of revenue of $380. In order to offset these lost revenues, the Company has begun focusing business development resources on growing the IT staffing business in the second half of 2021.

Conversely, Media Staffing has increased its nine-month revenue to $2,158 from $1,445, a $713 or 49% improvement. This is due to the acquisition of 7 new clients by our revamped 6-month-old sales team, which added $546 and an increased demand for this service ($167) by our existing clients, driven by our expertise in delivering top rated media talent to our customers.

Video Production’s nine-month revenue performance also saw an improvement to the same period a year ago by $101, with revenues totaling $897.

Cost of Revenue / Gross Profit

Gross profit for the three-month period ending September 30, 2021, was $803 representing 11.6% of revenues, which was $149 greater than in 2020’s third quarter when the gross margin was at 10.5%.

Media Staffing which saw a 44.2% increase in revenue had strong margins at 21.1%, while Permanent Placement margins were greater than 90%. EOR margins were compressed by just over 1 point to 9.1% due to contractual incentives given to certain clients for reaching predetermined revenue levels, and a high level of sick leave paid by the company to its outsourced employees.

Year to date 2021, the Company’s gross margin percentage improved to 12.7% from 11.9% which can be attributed mainly to Media and IT Staffing margins being > 21% and Permanent Placement which so far have enjoyed margins north of 90%. Absent our Media Staffing year over year Growth and Permanent Placement Revenue, our margins year to date for the period ending September 30, 2021, would be half a point lower at 12.2%.

Overall margin improvement in EOR, Media Staffing and Video Production year over year contributed $82 in gross profit, representing 4.7% of 2020 first half gross profit.

General and Administrative (“G&A”)

General and administrative expenses for the three months ended September 30, 2021, were $866, as compared to $1,086 in the comparable period in 2020, representing a 20.3% reduction. This was also a reduction of $12 from our prior quarter ending on June 30, 2021. The $220 decrease in comparative three-month periods can be attributed directly to savings in salary and benefit costs by $109, and outside legal costs of $111. Over the nine-month period ending September 30, 2021, management has trimmed $884 or 25.7% of G&A costs, as they represent 14.3% of revenue as opposed to 17% a year ago. The reduction was achieved while increasing the sales portion of G&A in the last 6 months ending September 30, 2021 by $174 as the Company has added additional sales resources.

Interest Expense

The Company recognized interest expense in the amount of $15 during the three months ended September 30, 2021, compared to $30 or 50% during the same prior year period. For the nine-month period ending September 30, 2021, MMG interest costs were $78 compared to $283 for the same nine-month period a year earlier, representing a $205, or 72% savings. This cost reduction is directly attributed to a significantly reduced reliance on the factoring line that had an outstanding ending Q3 2021 balance of $939 compared to $1,043 at conclusion of second quarter 2020. The reduced reliance on factoring is attributed to the Earned Income Credit (“ERC”) which enabled the Company to reduce its payroll cost obligations by $1,156 during the third quarter.

However, when compared to the second quarter 2021, MMG’s $939 factoring balance was $853 higher. This was largely because of our need to finance $475 to pay Vivos Group outside debt. The other factor was that the $86 balance at the end of June 2021 was exceedingly low as our average year to date balance had been around $530.

Other Income (Expense)

Spurred by ERC other income for the three-month period ending September 30, 2021, which totaled $1,813 resulting in the Company experiencing third quarter pre-tax net income of $1,816 compared to a $429 pre-tax net loss a year earlier.

Over the nine-month period ending September 30, 2021, the PPP forgiveness of $5,216 and the ERC’s totaling $4,674 enabled the Company to experience pre-tax net earnings of $9,725 compared to a loss of $1,221 in the comparable period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements are driven predominantly by EOR field talent payments, G&A salaries, public company costs, interest associated with factoring, and client accounts receivable receipts. Since receipts from client payments are on average 70 days behind payments to field talent, working capital requirements can be periodically challenged. We have a Factoring Facility with TBC, whereas TBC advances 93% of our eligible receivables at an advance rate of 15 basis points, an interest rate of prime plus 2%., and our prime floor rate at 4%. As a result of the impact of the COVID-19 pandemic, our clients may be more likely to be delinquent in their payments. However, to date, we have not seen any adverse change in our collections, with our Days Outstanding (DSO) for first nine months of 2021 at 59 comparable to the 61 DSO for period ending December 31, 2020. By June 2020 our DSO increased to 67 from 60 in 2019 as several of our large clients began demanding 60-to-90-day terms. Delays in receipt of purchase orders also had an adverse impact on DSO. It appears the pendulum over the past 3 quarters has swung favorably as only 3.5% of $4,405 in Accounts Receivable (“A/R”) was > 31 days past invoice due dates, with only 1% > 60.

When looking at A/R aging in relation to invoice date, as of September 30, 2021, 56.3% of our $4,405 in total A/R was < 31 days aged, compared to 49% a year ago.

The Company has an additional $3,221 in other receivables associated with our ERC eligibility for the first three quarters of 2021. Conversely our Federal and state tax liability has now increased to $1,030.

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

Vivos Debtors as of September 30, 2021, had notes receivable totaling $4,949 including default on a $3,000 promissory note and on a $750 tax obligation in December 2019. After numerous failed collection attempts, on February 17, 2020, the Company initiated an action in the Circuit Court of Montgomery County Maryland against Naveen Doki and the Vivos Holdings for non-payment.

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

On May 5, 2020, MMG received a $5,216 loan through the Paycheck Protection Program (the “PPP”) with a term of two (2) years and an interest rate of 1% per annum. The PPP provided that the Company be eligible for forgiveness if the loan proceeds were used for payroll and certain other specified operating expenses while maintaining specified headcount requirements. On June 10, 2021, the Company was informed by the SBA that it had met the requirements and that both the $5,216 and of accrued interest totaling $57 were forgiven

The funds bolstered our working capital and enabled us to bring back employees and continue to serve our clients even though their requirements had lessened.

As of September 30, 2021, our working capital was $9,417, compared to $5,970 at the end of December 2020, $7,991 as of September 30, 2020, and $566 as of March 30, 2020, approximately one month before the PPP funds were received. The PPP funds enabled the Company to build A/R reserves since PPP funds were employed to pay salaries of both outsourced and G&A employees during the covered 24-week period between May and October 2020. Our adjusted working capital at the end of September 2021, excluding the notes receivable related to the Vivos Debtors totaling $4,949, was $4,865.

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

September 30, 2021

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

On or about February 17, 2020, the Company, as plaintiff, filed a complaint with the Circuit Court of Montgomery County, Maryland against Vivos Holdings, LLC, VREH and Naveen Doki (the “Defendants”), to enforce MMG’s rights under certain promissory notes and a personal guarantee made by the defendants (the “Debt Collection Suit”). The aggregate amount of these obligations as of the balance sheet date is approximately $4,308. The case is proceeding. The Company believes that it will be granted a judgment in its favor. MMG has vigorously pursued this litigation but as of September 7, both parties agreed to have their case heard in front of a Maryland Arbiter (See Below).

On or about May 6, 2020, the Defendants filed with the Circuit Court of Montgomery County, Maryland a Counterclaim and Third-Party Complaint for Damages, Declaratory and Injunctive Relief and Jury Demand (the “Vivos Default Counterclaim”), The Company believing the Counterclaim has no merit, continues to vigorously defended itself and its indemnified officers, directors and other parties as permitted by the Company’s organizational documents. The Company and the other Counterclaim defendants have moved to have the Debt Collection Suit and the Counterclaim stayed pending the outcome of the Arbitration described below in Intent to Arbitrate. On September 7th, 2021 (see last paragraph below) both parties agreed to have all matters settled through a binding arbitration process which was cited as a remedy for merger violations in the merger agreement. This process is to be completed within 150 days of the execution of this agreement on September 7th, 2021.

On or about June 5, 2020, the Company submitted a Claimant’s Notice of Intention to Arbitrate and Demand For Arbitration (the “Arbitration”) with the American Arbitration Association in New York, and to the Respondents thereto: Naveen Doki; Silvija Valleru; Shirisha Janumpally (individually and in her capacity as trustee of Judos Trust); Kalyan Pathuri (individually in his capacity as trustee of Igly Trust) and Federal Systems (the “Respondents”). The Arbitration alleges that the Respondents breached the Merger Agreement in a number of significant respects and committed fraud in connection with the Merger. The Company is seeking damages which if granted will likely be the remedy set forth within the merger agreement which is in whole or in part shares of Company Common Stock received by the Respondents in connection with the Merger. The Company brought a motion to compel the Arbitration and the Respondents countered with a motion to dismiss Reliability’s Petition to Compel Arbitration to the Federal Courts in New York. On August 4, the US District Court, Southern District of New York, denied the Respondents motion to dismiss.

On June 12, 2020, Igly Trust, a Vivos entity, asked the Texas court for an injunction requiring the Company to provide a shareholder list and to hold a shareholder meeting. On October 20, 2020, the Texas court denied the injunction but, incongruously, dismissed all the Vivos plaintiffs for lack of personal jurisdiction. The Company appealed the dismissal because the court had jurisdiction over Igly Trust once it made affirmative claims in Texas and because the Court’s order denying the injunction is an important precedent for establishing that the directors under Texas law retain control of shareholder lists and determining the timing of shareholder meetings. This matter has since been moved into a single binding arbitration proceeding in Maryland.

After an extension was granted to Reliability’s “reply brief,” on June 2nd, 2021, Reliability, Incorporated, Maslow Media Group, Inc, Nick Tsahalis and Mark Speck filed an appellant’s brief in the Fourteenth District of Texas, Houston Texas to challenge the court’s prior ruling granting a special appearance to Igly Trust and to the Doki Shareholders. A response to the filed appellant brief has not yet been received. This matter has since been moved into a single binding arbitration proceeding in Maryland.

On December 23, 2020, after an evidentiary hearing before the Circuit Court for Montgomery County, Maryland, a judge denied a motion by Vivos Holdings, LLC, VREH, Doki, Kaylan Pathuri (“Pathuri”), Judos Trust by Shirisha Janumpally, its trustee (“Judos”) and Igly Trust by Kaylan Pathuri, its trustee, (“Igly”) to compel a shareholder meeting based on the facts presented at trial. The judge also commented that, based on the evidence presented, management was performing its fiduciary duties to protect the Company despite adverse circumstances. A full trial to address the Company’s lawsuit to enforce the repayment of notes and the Vivos Group counterclaim, was scheduled to commence in early October but was preempted by an agreement by both sides to go to arbitration (See last paragraph).

On January 20, 2021, Defendants and Counter/Third-Party Plaintiffs, Vivos Holdings, LLC (“Vivos”), Vivos Real Estate Holdings, LLC (“VREH”), Dr. Naveen Doki (“Doki”), Kaylan Pathuri (“Pathuri”), Igly Trust (“Igly”), Judos Trust (“Judos”), by counsel, filed a Notice of Appeal with the Circuit Court for Montgomery County, Maryland denying their Motion for Preliminary Injunction signed on December 23, 2020. However, the deadline to pursue the appeal lapsed absent additional filings by the Vivos Group.

On August 9th, 2021, Reliability filed an additional claim in the Debt Collection Suit and Vivos Default Counterclaim in the Circuit Court of Montgomery County, Maryland against Doki, Valleru, Pathuri, Janumpally, Igly, and Judos, that the Respondents breached the Merger Agreement in a number of significant respects and committed fraud in connection with the Merger.

The following legal proceedings where Vivos Group borrowings impacting MMG:

On September 28, 2018, Credit Cash filed a complaint against MMG, Vivos, Vivos Acquisitions, LLC, Dr. Doki, Dr. Valleru (the “Parties”) and other defendants in the United States Circuit Court of Montgomery County, Maryland for the District of New Jersey for, among other things, breach of contract of the MMG and HCRN Credit Facilities and their respective guaranties in relation to the November 15, 2017, agreement (the “DNJ Action”). On October 30, 2018, Credit Cash filed a motion to intervene in an action pending in New York State, Monroe County, filed by HCRN and LE Finance, LLC against the Parties, and other defendants (“NY State Action”). On December 10, 2018, the Parties entered into a settlement agreement for the purpose of settling certain claims related to the DNJ Action only. Pursuant to the settlement agreement, certain repayment terms were agreed upon between Credit Cash and the Parties, but Credit Cash did not relinquish the right to pursue any claims related to the NY State Action, nor to pursue any remedies against any of the parties in relation to the November 15, 2017, agreement. Certain of the Vivos Group executed and delivered to MMG that certain Agreement for the Contingent Liquidation of the Common Stock of Maslow Media Group, Inc., dated as of October 28, 2019 (the “Liquidation Agreement”), pursuant to which such Vivos Group pledged to MMG the shares of Company Common Stock they received in the Merger to provide the capital required to satisfy the Parties’ obligations under the Settlement Agreements. Vivos Group misrepresented upon the execution of the Liquidation Agreement to MMG the status of its obligations under the Settlement Agreement, which were, in fact, then in default. To date these Vivos Group have not cooperated with the Company to monetize those shares as contemplated by the Liquidation Agreement. The Company will take appropriate action to enforce its rights under the Liquidation Agreement, which actions will be dictated in part by the outcome of the Arbitration. On or about March 16, 2020, Credit Cash entered its New Jersey confession of judgment with the Circuit Court of Montgomery County, Maryland. MMG needs to confirm whether this matter has been settled and if so whether MCA lenders and HCRN remitted payments to Credit Cash, and if so, which liens have been removed.

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

On or about May 5, 2020, Kinetic Direct Funding domesticated a foreign judgement in the Montgomery County Circuit Court system again Health Care Resources Network (HCRN), Maslow Media Group, US IT Solutions Inc., 360 IT Professionals, Alliance Micro, Inc. and Naveen Doki. This foreign judgement from the State of New York relates to loans the Vivos Group took out by adding Maslow Media Group as additional collateral. This loan is currently in default. Foreign Judgement total is $579. There was a settlement reached on 10/1/2021 with both parties releasing each other of any and all claims with no assets changing hands. MMG needs to determine which lien releases have been filed.

On July 21, 2021, MMG came to an agreement with Kinetic and Libertas for $475 to release MMG from being obligated to this Vivos Group debt. The intended shield to protect MMG from having to pay Vivos Group’s debt was the aforementioned Liquidation Agreement which Vivos Debtors refuse to comply with (as covered in Note 7).

On September 7, 2021, the Company entered in Arbitration and Tolling Agreements with alleged shareholder Naveen Doki, M.D., and his affiliates and all other persons who were parties to the pending litigation previously reported in the Texas, New York and Maryland courts and before the American Arbitration Association. The Agreements call for the stay or dismissal of the pending litigation, with the parties agreeing to resolve their disputes before a single arbitrator in Maryland. The parties also agreed to maintain the status quo in corporate governance and related matters pending a final non-appealable judgment confirming any award in arbitration. The parties also signed a Tolling Agreement to toll the statute of limitations following the dismissal of a pending litigation. The binding Arbitration must be completed with 150 days of the agreement date which places the deadline date around February 4, 2022.

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

As more fully described in Note 7 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements, we are currently engaged in litigation and arbitration with the Vivos Group. The litigation includes multiple complaints and counterclaims by us and the Vivos Group in venues in Maryland and Texas. The arbitration was brought by the Company to enforce its rights under the Merger Agreement.

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

RELIABILITY INCORPORATED (Registrant)

November 15, 2021	/s/ Nick Tsahalis
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

