Form 10-K
period 2021-12-31
RELIABILITY INC
filed 2022-03-31
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period from January-1-2021 to December-31-2021

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes, ☒ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes, ☒ No

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes, ☐ No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). ☒ Yes, ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large, accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer	☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes, ☒ No

The aggregate market value of the common stock held by non-affiliates of the Registrant as of December 31, 2021, was 1,036 (based on the closing sale price of the Registrant’s common stock on December 31, 2021, as reported on OTC American).

As of March 31, 2022, there were 300,000,000 shares of the Registrant’s common stock outstanding.

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

In January 2020, the coronavirus spread to the United States, and efforts to contain the spread of this coronavirus intensified. The outbreak and any preventative or protective actions that governments have or may take in respect to the coronavirus may result in a period of business disruption, reduced customer traffic and reduced operations. Now two years into the pandemic, the Company expects that the impact of this coronavirus will continue to be significantly negative as some media clients have not returned to pre-pandemic business levels and several of those who have, now require vaccines and or masks which have led to some of our associates declining a return to work or having to leave their assignment at our customer altogether. The full financial impact cannot be reasonably estimated at this time but may materially continue to affect our business, financial condition and results of operations. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including vaccination mandates and new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, circumstances relating to people returning to work, among others. Federal and state legislatures continue to push through legislation, much of which affects the employee-employer relationship, and these new laws may have a material impact on our operations, business, finances and prospects. Recently some states have been reducing or eliminating restrictions instituted to contain the spread of the virus, while this may result in a trend toward a more normalized environment, the restrictions may be reinstituted if circumstances warrant. No certainty can be provided as to the future track of the COVID-19 pandemic or the governmental responses to it.

Although we have attempted to identify important factors that could cause actual actions, events or results which differ materially from those described in the forward-looking statements, there may be other factors, such as the impact of the COVID-19 pandemic, that cause results to differ from those anticipated. Forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of the Annual Report on Form 10-K and we disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, results or otherwise, except as required by applicable securities laws.

As used in this Annual Report, the terms “we,” “us,” “our,” “Reliability,” “Maslow,” “MMG” and the “Company” meaning Reliability, Inc. and its operational subsidiary, Maslow Media Group Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in thousands except for share and per share values, unless otherwise indicated.

The disclosures set forth in this report should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2021. All dollars, except earnings per share, presented in this Form 10-K are in thousands ($000).

Part I

ITEM 1. BUSINESS

OVERVIEW AND HISTORY

Reliability Incorporated (“Reliability” or the “Company”), headquartered in Clarksburg, Maryland, through its wholly owned subsidiary, The Maslow Media Group, Inc. (“Maslow” or “MMG”), provides workforce solutions to its clients consisting primarily of Employer of Record (“EOR”) services, recruiting and staffing, and video and multimedia production. The Company focuses on domestic clients but provides services to these clients throughout the world. The Company’s clients are in diverse industries including media, financial services including banking, medical devices, pharmaceuticals, telecommunications, energy, healthcare, photography and chain restaurants.

Reliability was incorporated under the laws of the State of Texas in 1953. From 1971 to 2007, the Company was principally engaged in the design, manufacture, market, and support of high-performance equipment used to test and condition integrated circuits. This business was shut down in 2007, and the Company was continued as a “shell company” as defined by the Exchange Act, with no operating activities until October 29, 2019, when the Company acquired Maslow.

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

On November 9, 2016, Linda Maslow sold the business to Vivos Holdings, LLC (“Vivos Holdings”) owned by Naveen Doki (“Mr. Doki”) and Silvija Valleru (“Ms. Valleru”).

In 2018, Vivos Holdings and several other Vivos companies, (“Vivos Group”) engaged an investment banker who approached management of Reliability to discuss a potential reverse merger transaction. The other investors who collaborated on a share swap of Maslow for other Vivos companies were Shirisha Janumpally (“Mrs. Janumpally”), wife of Mr. Doki, and Kalyan Pathuri (“Mr. Pathuri”), husband of Silvija Valleru.

These 4 individuals, Mr, Doki, Mrs. Janumpally, Mr. Pathuri, and Mrs, Valleru also have common ownership combinations in a number of other entities [Vivos Holdings, LLC. Vivos Real Estate Holdings, LLC (“VREH”), Vivos Holdings, Inc., Vivos Group, Vivos Acquisitions, LLC., and Federal Systems, LLC], (collectively referred to herein as “Vivos Group”).

The reverse merger was consummated on October 29, 2019. As a result of the Merger, the Vivos Group (Vivos Holdings LLC officially) acquired approximately 84% of the issued and outstanding shares of Reliability which were distributed by Vivos Holdings LLC.

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

Since the Merger, Maslow expanded its staffing vertical footprint by acquiring the business assets of Intelligent Quality Solutions Inc. (“IQS”), from Vivos Holdings, Inc. providing IT Staffing solutions in December 2019, which formerly operated in Plymouth, Minnesota.

On or about February 25, 2020, the Company, as plaintiff, filed a complaint with the Circuit Court of Montgomery County, Maryland against Vivos Holdings, LLC, Vivos Real Estate Holdings, LLC and Mr. Doki (collectively “Vivos Debtors”), to enforce Maslow’s rights under certain promissory notes and a personal guarantee made by the Mr. Doki. On or about May 6, 2020, the Defendants filed a counterclaim and third-party complaint for Damages, declaratory and injunctive Relief and jury Demand (the “Counterclaim”).

The Company also began pursuing arbitration in New York in 2020 which was the contractual remedy for breaches of the Merger agreement between Maslow and Reliability. It is the Company’s contention that the Vivos Group failed to disclose several material pieces of information to Reliability management pre-merger as was required by the Merger agreement. Additionally, the Vivos Group declined to honor a number of commitments made to Reliability including a $3,000 promissory note and an agreement to shield the Company from their personal debt per the “Liquidation Agreement (See 1A and Item 3). Per the Merger agreement these breaches can lead to a loss of up to all shares in Reliability for the Vivos group.

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

On July 21, 2021, Maslow settled the obligation which with it had been committed by Vivos Holdings, LLC in July 2018, with Libertas Funding, LLC and Kinetic for $475. This debt belonged to Vivos Holdings LLC, and the aforementioned Liquidation Agreement, had been created as a safeguard to shelter Maslow should Vivos Holdings, LLC default, which actually transpired prior to the Merger closing in October 2019. (See Section 1A).

On September 7, 2021, the Company entered to Arbitration and Tolling Agreements with the (the “Agreements”) Vivos Group and all other persons who were parties to the pending litigation previously reported in the Texas, New York and Maryland courts and before the American Arbitration Association. The Agreements call for the stay or dismissal of the pending litigation, with the parties agreeing to resolve their disputes before a single arbitrator in Maryland.

On March 21, 2022, the Company began its arbitration proceedings against the Vivos group that is slated to run into the second quarter 2022. Maslow contends the Vivos Group committed merger violations which could result in relinquishment in whole or in part shares of Company common stock received by the Respondents in connection with the Merger. We anticipate an arbitration decision by July 7, 2022.

We refer below to the disputes between Reliability and the Vivos Group as the “Vivos Matter.”

As of December 31, 2021, the Vivos Debtor balance was $4,985.

As of March 31, 2022, there were 300,000,000 shares of the Company’s common stock, no par value per share (the “Company Common Stock,” or “Common Stock”) outstanding.

EMPLOYEES

As of March 30, 2022, we had 20 team members (staff employees) at our Clarksburg, MD corporate and remote locations. During the fiscal year ended 2021, we assigned approximately 2,000 field talent workers and approximately 268 were working on average or were deemed full time equivalent (FTE) throughout the year.

As of December 31, 2021, 794 active field talent workers and Maslow staff employees had been employed over the past 6 months.

Approximately 15% of our field talent are represented by a labor union. We are not aware of any current labor efforts or plans to formalize organize any of our other team members or field talent. To date we have not experienced any material labor disruptions.

In March 2020, the Company began experiencing a sudden drop-in client requirements due to the COVID-19 pandemic, resulting in hours of contracted employees being slashed.

From a corporate employee perspective at 2021 year end, Maslow had 23 FTE’s on staff up from 22 a year ago.

PRODUCTS

Employer of Record (“EOR”)

Maslow’s EOR product is a unique outsourced managed workforce solution. The costs and compliance obligations relating to the employment of contingent or permanent workers are borne by Maslow. These workers are Maslow employees, and the client is responsible for maintaining its workplace, but all administrative roles and responsibilities are handled by Maslow as the employer of record. This arrangement also obviates the need for our clients to hire independent contractors for short-term or project-based hiring, who may later be re-classified as “employees” by the Department of Labor, resulting in significant costs to the client.

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

Our overall temporary staffing services consist of on-demand or short-term staffing assignments, contract staffing, and on-site management administration. Short-term staffing services assist employers in dealing with employee demands caused by such factors as seasonality, fluctuations in demand for their products and services, vacations, illnesses, parental leave, and special projects, without incurring the ongoing expense and administrative responsibilities associated with recruiting, hiring and retaining these employees. More and more companies are focused on effectively managing variable costs and reducing fixed overhead. The use of short-term staffing services allows companies to utilize a contingent staffing approach for their personnel needs, thereby converting a portion of their fixed personnel costs to a variable expense.

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

As is common in the staffing industry, the majority of our engagements to provide temporary services to our client are generally of a non-exclusive, short-term nature and subject to termination by our client with little or no notice. Near-term strategy to identify exclusive contractual engagements will further strengthen the stability of this revenue stream.

In 2021, we began focusing on the placement of full-time equivalent employees on a contingency fee basis as a stand-alone practice. Because the margins are significantly higher, this line of business boosts our overall margins and operating incomes as explained in Results of Operations. Permanent Placement margins are much higher than temporary staffing and EOR in that we do not bare employee or 1099 costs for the direct hire/permanent placement.

Video/Multimedia Production

Maslow continues to be a provider of multimedia and video production solutions via its script-to-screen production services for corporate, government and non-profit clients.

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

Intelligent Quality Solutions (“IQS”)

The Company operates its IQS assets as an IT staffing division within Maslow. Maslow provides IT staff augmentation for software developers, architects, quality assurance (“QA”) analysts, engineers, R&D, testers, business systems analysts and other resources to our customers in a myriad of industries including those manufacturing and or providing medical devices, health care, energy technologies, mobile communications, and photography, as well as the restaurant and hospitality industry.

We provide staff augmentation from our technical resource pool comprised of top industry professionals. Our team members are typically full-time employees that have established themselves as leaders in their chosen field. We normally provide talent with skill sets that perform these types of roles:

●	Software Architect
●	Automation Architect
●	DevOps Engineer
●	Medical Device Engineers (including Quality Engineers, R&D, Manufacturing and Electrical)
●	QA Tester
●	Program Manager
●	Project Manager
●	QA Analyst
●	Quality Engineer (“QE”) and
●	Software Developer.

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

Per Staffing Industry Analysts’ (SAI) 2021 North America Staffing Company Survey, the 2022 trend expected to have the most impact to staffing businesses include: increased VMS/MSP use, a continuation of talent shortages, economic slowdown or downturn, customers moving to AI and hired recruiters to fulfill staffing needs, and company increasing use of flexible/remote workers.

The temporary staffing industry is large and highly fragmented with thousands of competing companies. It is estimated that the 2022 U.S. temporary staffing market will be between $156.4 and 157.9 billion, which is up from an estimated $151.8 billion in 2021 (Statistica). This matches the market’s previous high in 2019 at $151.8 billion and represents a 16% increase over 2020.

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

However, the temporary staffing market is subject to volatility based on overall economic conditions. Historically, in periods of economic growth, the number of companies providing temporary staffing services has increased due to low barriers to entry. During recessionary periods, the number of companies has decreased through consolidation, bankruptcies based on loss of key clients or material reductions of usage by existing clients, or other events. Prior to the onset of the COVID-19 pandemic, we had been seeing that the temporary staffing industry was experiencing increased demand in relation to total job growth. Post COVID, clients continue to seek a more flexible workforce. In 2021, staffing revenue returned to 2019 levels with an expectation of a 3-4% growth in 2022.

According to Staffing Industry Analysts (“SIA”) Global talent shortages are at a 15-year high, and more than one in three US employers report difficulty filling jobs. SIA cites the by Manpower Group report which states; “the US has been facing an extreme talent shortage crisis – a crisis that has made it difficult for staffing coordinators to source quality talent for clients. A crisis that might not be leaving soon. A crisis that will require staffing agencies to revamp their recruitment approach.” This addresses the current demand-supply shortage paradigm the staffing industry faces.

SIA states that “Compared to the pre-pandemic year of 2019, the staffing industry in 2022 is more resilient, more automated, more efficient, more empathetic and, thankfully, facing more demand. This should be a good year.”

Each state has their own set of employment laws and regulations. The complexity of keeping up with this regulatory compliance landscape, particularly for smaller employers and companies requiring workers in multiple states, has focused more attention on EOR services. For example, California adopted eleven new employment laws for 2020.

In reaction to the COVID-19 pandemic, federal and state legislatures have proposed and enacted legislation affecting the employee-employer relationship and these new and proposed laws may have a material impact on our operations, business, finances and prospects. In 2020 and 2021 for instance, restrictions were instituted in several states preventing large number of employees to return to the office. Many companies in 2021 had their workforces return to work in some capacity but included COVID vaccination mandates which a portion of the US population were not willing to comply with, resulting in many cases in employment termination. No certainty can be provided as to the nature of new regulations or their impact. Individual states continue to change their pandemic related requirements to relax or remove restrictions on employers, but no assurance can be given as to the effect of these changes or the potential that they may be reimposed if conditions warrant.

OUR CLIENTS

Historically the largest portion of our business have come from two clients, AT&T Services, Inc. (inclusive of its DirecTV division) (“AT&T”) and Janssen Pharmaceuticals (which includes workforce partners Ortho McNeil and Johnson & Johnson). But in 2021, Goldman Sachs revenue exceeded Janssen, and Morgan Stanley’s business improved 69.6% from 2020.

AT&T still remains the clear leader accounting for 27.9% of the Company’s total revenues for 2021. This closely compares to it representing 28.8% in 2020. In 2019 AT&T accounted for 37.5% of the Company’s business.

The combination of revenue from new accounts, increase in revenue from several existing clients and AT&T’s 19.1% drop in revenue due to COVID-19 stay at home orders, and DirecTV loss in programming which moved to other media firms like NBC or were dropped completely, resulted in a more egalitarian client mix.

Goldman Sachs and Co., Janssen Pharmaceuticals, and Morgan Stanley represented 14.9%, 14.5%, and 10.9% respectively in 2021 compared to revenue contributions of 8.7%, 10.8%, and 5.7% respectively in 2020. No other client exceeded 10% of revenues.

Collectively, AT&T and Janssen Pharmaceuticals, represented 58.6% (32.9% and 25.8% respectively) of accounts receivable as of December 31, 2021. Comparatively, AT&T and Janssen Pharmaceuticals were at 48.5%, and 18.4% in their respective portions of our accounts receivable balance in 2020.

Other significant customers include WETA, Kaiser Permanente, Strategic Education (Strayer University), Abbott Labs, US House of Representatives, Felix Lighting, Liberty Mutual, Dahl, NEP, and Newsmax.

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

If the Vivos Matter (defined and referenced in Overview section) is resolved, the Company plans to tap the capital markets to pursue an aggressive but disciplined acquisition growth strategy, both in terms of using shares for raising capital and as currency to acquire additional businesses as was our intent when we merged with Reliability in October 2019. We believe that the staffing/EOR segment is fragmented and while there are several large players in the industry, there are also a significant number of smaller businesses that would make ideal acquisition targets. These businesses are often limited in geographic scope or are specialized within an industry. In addition, we continue to emphasize organic growth specifically directing resources to sales with the hiring of an experienced Vice President of Sales in the first quarter of 2021.

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

Upon ability to utilize the capital markets, we expect to achieve greater synergies and removal of redundant resources by acquiring EOR and specialized staffing firms in more diverse locations and serving diversified industries such as healthcare, medical, biotech, pharmaceuticals, aeronautics, green technologies, oil and gas, and a myriad of IT specialties. We believe that acquisitions would be not only directly accretive, but also provide significant cross-selling opportunities. Moreover, we can see immediate returns on these acquisitions as we can quickly consolidate back-office operations and realize significant savings.

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

We face risks related to health pandemics, wars, inflation, and other widespread outbreaks of contagious disease, including COVID-19 and its variants, or other potential causes of global instability which could significantly disrupt our operations and impact our financial results.

The demand for staffing services has been and will be significantly affected by general economic conditions. Uncertainties related to the duration of the COVID-19 pandemic have had and are expected to have an adverse impact on the staffing industry and the Company’s ability to forecast its financial performance. As such, any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business, financial condition and results of operations. We have had clients implement vaccine mandates which has on occasion had an adverse impact on our business when associates have elected not to comply. In some cases, we are able to backfill the post and in some we may not have the opportunity. When are able to backfill, there are still gaps in the period of revenue generation until a selection is made and a start date is determined. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, rollout of vaccines, and federal, state and local government and client actions to contain the coronavirus or treat its impact, among others. Our executive management team continues to track COVID-19 news and developments, including the deployment of vaccines.

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

On June 5, 2020, Reliability commenced an arbitration seeking to address purported merger violations before the American Arbitration Association (“AAA”) in New York, New York, as permitted by the Merger Agreement against Mr. Doki; Mrs. Valleru; Mrs. Janumpally (individually and in her capacity as trustee of Judos Trust); Mr. Pathuri (individually in his capacity as trustee of Igly Trust) and Federal Systems (the “Respondents”).as The Respondents filed a counterclaim, but changed their mind, refused to pay the AAA’s fee, and ultimately refused to participate in the arbitration. Thereafter, Reliability petitioned the state court in New York to compel arbitration, but this action was removed to federal court, and not granted until August 26, 2021.

The Company subsequently entered into Arbitration and Tolling Agreements with alleged shareholder Naveen Doki, M.D., and his affiliates and all other persons who were parties to the pending litigation previously reported in the Texas, New York and Maryland courts and before the American Arbitration Association. The Agreements call for the stay or dismissal of the pending litigation, with the parties agreeing to resolve their disputes before a single arbitrator in Maryland. The arbitration hearing commenced on March 21, 2022, will conclude on March 30, 2022, with a decision anticipated in the second quarter 2022.

The Company is seeking damages which if granted will likely be the remedy set forth within the merger agreement which is primarily the relinquishment in whole or in part shares of Company Common Stock received by the Respondents in connection with the Merger.

Until which time this pending arbitration settles the matter, the Vivos Group continues to control virtually all matters submitted to shareholders for a vote. If they prevail in some form, they could in the future control our management, policies, and operations. Our other shareholders will not have voting control over our actions, including the determination of other industries and markets that we may enter and the entities we acquire, which may be affiliated with Vivos. The various actions taken by the Company against the Vivos Group are motivated by ensuring that either the Vivos Group no longer controls the vote of the shareholders or, in the alternative, that no Vivos Group votes or actions can harm the Company or the minority shareholders. No assurance can be given that the Company will be successful in these actions, however on December 23, 2020, at a hearing in the Maryland District Court, a motion by Vivos Group to compel a shareholder meeting was summarily dismissed. The judge agreed that permitting Vivos Group to vote their shares at a meeting of shareholders could materially harm the interests of the Company as a whole, its employees and minority shareholders. Until this dispute with Vivos is settled, we will be unable to execute our business plan. The Company’s business plan contemplates issuing additional shares of Common Stock to raise capital and to use as currency for our acquisition growth strategy. Presently, the Company does not have any authorized shares that are not issued. No shares are expected to become available to the Company until this matter is resolved. The Company will suffer a material adverse effect if the Company continues to have no shares of Common Stock available for issuance.

Related Party Indebtedness; Default.

Prior to the Merger, shareholders of Vivos, (“Vivos Debtors”) directly and through affiliated entities, borrowed amounts from Maslow (the “Related Party Debt”) that reached an aggregate outstanding balance (including principal and interest) as of December 31, 2019, of approximately $4,169. The Related Party Debt is evidenced by several promissory notes and a personal guaranty of Mr. Naveen Doki, also a Majority Shareholder. The Related Party Debt is currently in default and as of December 31, 2021, had a balance of $4,985. In February 2020, Maslow brought an action in the District Court of Montgomery County, Maryland, to enforce the promissory notes and guaranty. Failure of the Company to recover the Related Party Debt could have a material adverse effect on the Company. The case is currently pending with arbitration having commenced on March 21, 2022, and running through March 30, 2022. A decision is anticipated within 60 days of the hearing’s completion.

In addition, prior to the Merger, some of the Vivos Group incurred obligations at a number of other businesses they own and caused Maslow to become obligated thereon as co-obligor or guarantor, and pledged assets of Maslow to secure certain of these obligations. During the five months prior to the consummation of the Merger, Maslow paid approximately $450 in satisfaction of these obligations. Maslow continues to be a contingent obligor on certain of these debts. For instance, in December of 2019, the Company’s executive management learned that prior to the Merger, in January 2017, one of the Company’s related parties, on behalf of MMG, executed a guarantee of obligations of Vivos Real Estate Holdings, LLC (“VREH”), under a mortgage loan for the purchase of the property at 22 Baltimore Rd., Rockville, Maryland. From April 2018 until April 2020, MMG leased this space from Vivos Real Estate. The company learned through mortgage holder FVCBank on March 6, 2022, that this loan is now in default.

On July 21, 2021, Maslow settled the obligation which with it had been committed by Vivos Holdings, LLC in July 2018, with Libertas Funding, LLC and Kinetic for $475. The agreement which included $100 in legal fees Libertas was entitled to, released MMG from all claims judgements and obligation against MMG but did not release Naveen Doki, Silvija Valleru, Judos Trust, Igly Trust, Srinivas Kalidindi, Shirisha Janumpally, Federal Systems, Kalyan Pathuri, US IT Solutions Inc., 360 IT Professionals Inc., Alliance Micro Inc. Vivos’ IT LLC, Vivos Global Holdings LLC, Vivos Acquisitions LLC, or Vivos Holdings from the remaining obligation. This debt belonged to Vivos Holdings LLC, and the aforementioned Liquidation Agreement, (See Note 1A & Item 3) had been created as a safeguard to shelter MMG should the Vivos Group default, which actually transpired prior to the merger closing in October 2019.

Maslow felt compelled to settle Vivos’ Holdings due to 1) added pressure placed by Libertas to collect a balance that now exceeded $1,700, 2) a desire to clear liens against the Company to improve its credit status, and 3) its ability to negotiate a much lower and separate settlement.

The existence of these obligations has significantly affected our liquidity, as well as our ability to obtain loans. Certain members of Vivos Group entered into that certain Agreement for the Contingent Liquidation of the Common Stock of Maslow Media Group, Inc., dated as of October 28, 2019 (the “Liquidation Agreement”), pursuant to which those Vivos Group thereto pledged their shares of Company common stock to be sold or granted to the applicable creditors in satisfaction of the debts owed to the creditors and terminate any guarantees, liens and obligations affecting Maslow. The sale of the shares subject to the Liquidation Agreement could adversely impact the value of the common stock. In addition, the value of the shares of Company common stock may be insufficient to pay off all outstanding obligations. The Company expects this to be resolved as part of arbitration and the sale of these shares may need to be registered under applicable securities laws, which would distract management and increase expenses.

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

The Arbitration outcome could lead to a new shareholder base where the new affiliated parties decide a different strategic direction for the company and take appropriate action.

If a new shareholder base is the outcome of the arbitration, a new shareholder base may decide to change the strategic direction of the company in a significant way. This might include but is not limited to capitalization plans, whether company remains a public company, merger and acquisition plans, corporate structure, and executive management.

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

Because the majority of our revenues currently comes from EOR services, a large portion of our success depends on the willingness of clients to outsource their human resources (“HR”) function to a third-party service provider. Many companies have invested substantial personnel, infrastructure and financial resources in their own internal HR organizations and therefore may be reluctant to switch to our solution. Companies may not engage us for other reasons, including a desire to maintain control over all aspects of their HR activities, a belief that they manage their HR activities more effectively using their internal administrative organizations, perceptions about the expenses associated with our services, perceptions about whether our services comply with laws and regulations applicable to them or their businesses, or other considerations that may not always be evident. Additional concerns or considerations may also emerge in the future. We must address our potential clients’ concerns and explain the benefits of our approach in order to convince them to change the way that they manage their HR activities, particularly in parts of the United States where our Company and solution are less well-known. If we are not successful in addressing potential clients’ concerns and convincing companies that our solution can fulfil their HR needs, then the market for our solution may not develop as we anticipate thus our business may not grow.

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

State unemployment insurance expense is a direct cost of doing business in the staffing industry. State unemployment tax rates are established based on a company’s specific experience rate of unemployment claims and a state’s required funding formula on covered payroll. Economic downturns have in the past, and may in the future, result in a higher occurrence of unemployment claims resulting in higher state unemployment tax rates. This would result in higher direct costs to us. In addition, many states unemployment funds have been depleted during the recent economic downturn and many states have borrowed from the federal government under the Title XII loan program. Employers in all states receive a credit against their federal unemployment tax liability if the employer’s federal unemployment tax payments are current and the applicable participating state is also current with its Title XII loan program. If a state fails to repay such loans within a specific time period, employers in such states may lose a portion of their tax credit.

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

We currently depend on four customers for a material portion of our net revenue. The loss of or a substantial reduction in business of four customers would significantly reduce our net revenue and adversely impact our operating results.

Although revenue reliance was previously concentrated in two clients AT&T (AT&T and DirectTV combined), and Janssen Pharmaceuticals (which includes workforce partners Johnson & Johnson), in 2021 this reliance is not as prolific as it has been in previous years, due in part to a reduction in revenue by AT&T due tom programming cancellations and COVID-19 and increased demand and revenue by Goldman Sachs and Morgan Stanley. In 2021 AT&T and Janssen Pharmaceuticals accounted for approximately 27.9%, 14.5% of our total revenues. This is comparison to AT&T delivering 37.9% of the revenue in 2020. In 2021, Goldman Sachs and Morgan Stanley exceeded 10% of revenues with contributions of 14.9% and 10.9% respectively. No other client exceeded 10% of revenues

In addition, AT&T comprised 41.1% of the accounts receivable balance on December 31, 2021, compared to 48.5% in 2020 and 49.6% in 2019. Janssen Pharmaceuticals comprised of 32.9% in 2021 compared to and 18.4% and 18.7% of accounts receivable as of December 31, 2020, and 2019, respectively. The loss of, or a substantial reduction in business from, these 4 customers would have a significant negative impact on our business and our operating results. We may not be successful in finding a client or clients that could replace the level of loss of these customers, and as such, it could have a negative impact on our revenue and results of operations for a prolonged period.

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

To mitigate this risk, on September 1, 2021, Reliability entered into new employment agreements with President/CEO Nick Tsahalis and CFO Mark Speck, respectively. The board of directors acted in accordance with the advice of its compensation committee to grant Mr. Tsahalis who has served as wholly owned subsidiary Maslow Media Group’s (MMG) CEO since November of 2016, and Mr. Speck who has served MMG since April of 2019.

Government regulation could negatively impact the business.

The Company’s business is subject to various government regulations in the jurisdictions in which it operates. Currently, the Company has clients and places employees in all 50 U.S. states and in numerous foreign countries. Due to the wide scope of the Company’s operations, the Company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. The Company’s operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry, such as the imposition of additional licensing or tax requirements. Currently mask and vaccine mandates have adversely impacted the business (although some are related to customer compliance requirements vs. government mandates) as some of our associates have elected not to comply meaning they cannot report to work for our customers. Failure to comply with the legal regulations in places we do business, or the regulatory prohibition or restriction of employment services, could lead to financial liability and regulatory action against the Company, which could significantly harm our development as a business.

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

The business model of the Company involves significant costs of services, resulting in a low gross and net margins on revenues. Coupling this fact with the required operating expenses incurred by the Company, the Company has only generated approximately $1,000 in operating income and net income from operations in any one year of approximately $500 since 2015. Net income for the Company specifically was $195 in 2019 and $386 in 2018. In 2020, with the Company taking on the added expense of being a public company, additional expenses of approximately $900 for management compensation, administrative costs, insurance, consulting, and legal fees for reporting and regulatory compliance, had the most impact on our incurring a net loss of $789. In 2021 the company earned a record $7,893 in net income, but $9,631 was garnered as Other Income based on eligibility for government programs. The Company hopes and expects that as its business expands, it will enjoy economies of scale resulting in higher operating and net margins and improved cash flows, but there is no guarantee this will occur.

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

By incurring indebtedness, the Company may subject itself to increased debt service obligations which could result in operating and financing covenants that would restrict our operations and liquidity. This would impair our ability to hire the necessary senior and support personnel required for our business, as well carry out its acquisition strategy and other business objectives.

The Company has only been able to secure asset-based lending at this time

The Company relies on its factoring relationship with Triumph Business Capital (TBC) which is based on account receivable balance. As of December 31, 2021, Maslow could raise an additional $4,321 in cash through factoring. In the past Maslow has tried to tap non-asset-based lending but the market for such loans is challenging and the Vivos Group’s association has prevented loans from proceeding in the past. Thus, Maslow at this time is limited in borrowing based on the amount of unfactored accounts receivable that is available.

The Company lacks some of the technology necessary to manage its planned staffing operations, payroll, and sales activities.

The Company relies heavily on its software providers to manage payroll, accounting; billing; financial reporting; recruitment, onboarding, benefits administration, scheduling, year-end reporting, and other related human resources issues. Currently, we rely on software provided by Paycom, Intacct., Salesforce, and to a lesser extent, advanced search B2B sales facilitator Zoom Info to help manage these operations; all which have made our business more efficient and effective. However, this segmented technology is not an integrated ERP and will not handle the growing complexity of our needs as we evolve our operations through mergers and acquisitions of other businesses. This could hamper our ability to successfully reduce the general and administrative costs of businesses that we acquire, as contemplated by our acquisition strategy, which would ultimately impair our ability to generate a healthy profit.

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

Client services may be terminated on short notice, leaving us vulnerable to a significant loss in revenue

Client staffing needs can change and as a result we could lose staffing or EOR headcount rather quickly. In early 2020, this was the case when AT&T announced the cancellation of two (2) live anchor multiple hour DirecTV sports programs, which had an estimated $4,000 impact on the Company. A reduction in such needs and resulting loss of clients or placements at clients could result in a significant decrease in revenue within a short period of time that would be difficult to quickly replace.

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

In accordance with generally accepted accounting principles, we are required to review our goodwill and intangible assets for impairment at least annually. Our goodwill and intangibles assets related to IQS which were $688 at the end of 2020 were determined to be impaired and thus were written off in 2021. An unfavorable evaluation could cause us to write-off assets in future periods. Any future write-offs could have a material adverse impact on our operational results or Operating Income Before Interest, Taxes, Depreciation, and Amortization (“OIBITDA”). OIBITDA is a non-GAAP metric we use to better reflect the operating results of the Company.

Our business is subject to federal, state and local labor and employment laws and a failure to comply could materially harm our business.

We are subject to regulation by a host of federal, state and local regulatory agencies in the jurisdictions within which we operate including but not limited to the U.S. Department of Labor. There are local agencies which have similar state and city regulations as well with specific laws and regulations varying among these jurisdictions. This acts both as an opportunity for the Company since we manage these risks as a matter of course for our EOR service, and a risk as compliance with these requirements imposes some additional burden on us. However, in the past challenges complying with these local, state and federal regulations has not resulted in a material adverse event on Maslow’s business. Any inability or failure to comply with government regulation could however materially harm our business. Increased government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could create additional business for the Company, but could also materially harm our business

In reaction to the COVID-19 pandemic, federal and state legislatures have pushed through legislation, and chief executives have issued executive orders, much of which affects the employee-employer relationship, and these new laws may have a material impact on our operations, business, finances and prospects. No certainty can be provided as to the nature of these new regulations or their impact.

Concentration Risk of Customers

Workforce clients AT&T and DirecTV (under a single AT&T agreement) and Janssen Pharmaceuticals (which includes workforce partners Johnson & Johnson) made up approximately 27.9% and 14.5% of our 2021 revenues, respectively. In addition, these two customers account for approximately 41.1% and 32.9% of our accounts receivables as of December 31, 2021, respectively. Our business relies on relationships with several large customers, to generate a large portion of our revenue. This revenue concentration in a relatively small number of customers (5 clients make up 74% of revenue in 2021, compared to 60.7% in 2020) makes us particularly dependent on factors affecting those companies.

We face risks related to health pandemics, wars, inflation, and other widespread outbreaks of contagious disease, including COVID-19 and its variants, or other potential causes of global instability which could significantly disrupt our operations and impact our financial results.

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

The market price of common stock has been, and is likely to continue to be, volatile for the foreseeable future. The market price of common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below:

●	actual or anticipated fluctuations in our results of operations;

●	any financial projections we provide to the public, any changes in these projections or our failure to meet these projections;

●	lack of securities analyst coverage;

●	effect of applicable “penny stock” rules and FINRA Rule 2111;

●	failure of securities analysts to initiate or maintain coverage of our Company, changes in financial estimates by any securities analysts who follow our Company, or our failure to meet these estimates or the expectations of investors;

●	ratings change by any securities analysts who follow our Company;

●	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	changes in operating performance and stock market valuations of other business services companies generally, or those in our industry in particular;

●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	changes in our board of directors or management;

●	sales of large blocks of Company common stock, including sales by our executive officers, directors and significant shareholders;

●	lawsuits threatened or filed against us;

●	short sales, hedging and other derivative transactions involving our capital stock;

●	general economic conditions in the United States and abroad; and

●	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholders’ ability to buy and sell our stock.

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

RISKS RELATED TO OUR PREVIOUS STATUS AS A SHELL COMPANY

We may have contingent liabilities related to our operations prior to the Merger of which we are not aware and for which we have not adequately provided for. For example, in July 2021 the Company paid $475 plus $3 in attorney fees to settle a debt owed by the Vivos Group to Libertas Funding, LLC (“Libertas”). This settlement relieved MMMG from obligation to Libertas given the Vivos Group had included MMG as a signing company to its debt in July 2018 (See Item 1). In March 2022, Vivos Real Estate defaulted on its mortgage loan with FVCBank for which Maslow was listed as a guarantor.

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

We identified as a shell company with no recent operating activities prior to the Merger. Upon completion of the Merger, we acquired all the operations of The Maslow Media Group. Inc. As a public operating company, we are now incurring significant administrative, legal, accounting and other burdens and expenses beyond those of a private company, including those associated with corporate governance requirements and public company reporting obligations. We have already enhanced and supplemented our internal accounting resources with additional accounting and finance personnel, with the requisite technical and public company experience and expertise, as well as refined our quarterly and annual financial statement closing process, to enable us to satisfy such reporting obligations. Additionally, in the fall of 2020 we implemented an enhanced accounting system. However, even with perceived success in doing so, there can be no assurance that our finance and accounting organization will be able to adequately meet the increased demands that result from being a public company.

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

Given our low float of approximately 21,245,047 shares and the absence of an active trading market shareholders may have difficulty buying and selling our common stock at all or at the price you consider reasonable. Market visibility for shares of our common stock may be limited, which may have a depressive effect on the market price for shares of our common stock and on our ability to raise capital or make acquisitions by issuing our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company’s headquarters and operations were moved from Rockville, Maryland to Clarksburg, Maryland effective April 30, 2020, as the Company terminated its lease. As of May 1st, 2020, Clarksburg, Maryland became our sole location, as the Company terminated its lease for its office in Plymouth, Minnesota effective December 31, 2020.

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

On or about February 25, 2020, the Company, as plaintiff, filed a complaint with the Circuit Court of Montgomery County, Maryland against Vivos Holdings, LLC, Vivos Real Estate Holdings, LLC and Mr. Naveen Doki, to enforce Maslow’s rights under certain promissory notes and a personal guarantee made by the defendants. The case is proceeding. The Company believes that it will be granted a judgment in its favor. Maslow intends to continue to vigorously pursue this litigation.

On or about May 6, 2020, the Defendants filed with the Circuit Court of Montgomery County, Maryland a Counterclaim and Third-Party Complaint for Damages, Declaratory and Injunctive Relief and Jury Demand (the “Counterclaim”), The Company believes that the Counterclaim has no merit. The Company will vigorously defend itself and its indemnified officers, directors and other parties as permitted by the Company’s organizational documents. The Company and the other Counterclaim defendants have moved to have the Debt Collection Suit and the Counterclaim stayed pending the outcome of the Arbitration which began March 21, 2022, described below.

On or about June 5, 2020, the Company submitted a Claimant’s Notice of Intention to Arbitrate and Demand for Arbitration (the “Arbitration”) with the American Arbitration Association in New York, and to the Respondents thereto: Naveen Doki; Silvija Valleru; Shirisha Janumpally (individually and in her capacity as trustee of Judos Trust); Kalyan Pathuri (individually in his capacity as trustee of Igly Trust) and Federal Systems (the “Respondents”). The Arbitration alleges that the Respondents breached the Merger Agreement in a number of significant respects and committed fraud in connection with the Merger. The Company is seeking damages which if granted will likely be the remedy set forth within the Merger Agreement which is in whole or in part shares of Company Common Stock received by the Respondents in connection with the Merger. The Company has brought a motion to compel the Arbitration which is currently being decided by the Federal Courts in New York. On August 4, 2021, the US District Court, Southern District of New York, denied the Respondents motion to dismiss.

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

After an extension was granted to Reliability’s “reply brief,” on June 2, 2021, Reliability Incorporated, Maslow Media Group, Inc, Nick Tsahalis and Mark Speck filed an appellant’s brief in the Fourteenth District of Texas, Houston Texas to challenge the court’s prior ruling granting a special appearance to Igly Trust and to the Doki Shareholders. A response to the filed appellant brief has not yet been received. This matter has since been moved into a single binding arbitration proceeding in Maryland.

On December 23, 2020, at a hearing in the Maryland District Court, a motion by the Vivos Group to compel a shareholder meeting was summarily dismissed. The judge agreed with the Company that permitting the Vivos Group to vote their shares at a meeting of shareholders could materially harm the interests of the Company as a whole, its employees and minority shareholders. The judge also commented that, based on the evidence presented, management was performing its fiduciary duties to protect the Company despite adverse circumstances. A full trial to address the Company’s lawsuit to enforce the repayment of notes and the Vivos Group counterclaim, was scheduled to commence in early October 2021 but was pre-empted by an agreement by both sides to go to arbitration in March 2022.

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

On September 7, 2021, the Company entered in Arbitration and Tolling Agreements with alleged shareholder Naveen Doki, M.D., and his affiliates and all other persons who were parties to the pending litigation previously reported in the Texas, New York and Maryland courts and before the American Arbitration Association. The Agreements call for the stay or dismissal of the pending litigation, with the parties agreeing to resolve their disputes before a single arbitrator in Maryland. The parties also agreed to maintain the status quo in corporate governance and related matters pending a final non-appealable judgment confirming any award in arbitration. The parties also signed a Tolling Agreement to toll the statute of limitations following the dismissal of a pending litigation. The binding Arbitration was to be completed within 150 days of the agreement date but both sides agreed to delays due to counsel availability and other administrative matters with the proceedings having commenced on March 21, 2022, and continuing into the 2nd quarter of 2022. We anticipate a decision in the case by July 7, 2022.

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

Healthcare Resource Network Complaint: On or about February 25, 2020, the Company, as plaintiff, filed a complaint with the Circuit Court of Montgomery County, Maryland against Vivos Holdings, LLC, Vivos Real Estate Holdings, LLC and Mr. Naveen Doki, to enforce MMG’s rights under certain promissory notes and a personal guarantee made by the defendants. The case is proceeding. The Company believes that it will be granted a judgment in its favor. MMG intends to continue to vigorously pursue this litigation. On September 3, 2020, MMG and HCRN entered into a Tolling Agreement pursuant to which HCRN dismissed MMG from this litigation without prejudice and agreed to forebear filing a new complaint or initiating any lawsuit or other legal proceeding against MMG until January 31, 2022.

On or about May 5, 2020, Kinetic Direct Funding domesticated a foreign judgement in the Montgomery County Circuit Court system again Health Care Resources Network (HCRN), Maslow Media Group, US IT Solutions Inc., 360 IT Professionals, Alliance Micro, Inc. and Naveen Doki. This foreign judgement from the State of New York relates to loans the Vivos Group took out by adding Maslow Media Group as additional collateral. This loan is currently in default. Foreign Judgement total is $579. There was a settlement reached on October 1,2021 with both parties releasing each other of any and all claims with no assets changing hands. MMG needs to determine which lien releases have been filed.

On July 21, 2021, MMG came to an agreement with Kinetic and Libertas for $475 to release MMG from being obligated to this Vivos Group debt. The intended shield to protect MMG from having to pay Vivos Group’s debt was the aforementioned Liquidation Agreement which Vivos Debtors refuse to comply with.

On September 7, 2021, the Company entered in Arbitration and Tolling Agreements with alleged shareholder Naveen Doki, M.D., and his affiliates and all other persons who were parties to the pending litigation previously reported in the Texas, New York and Maryland courts and before the American Arbitration Association. The Agreements call for the stay or dismissal of the pending litigation, with the parties agreeing to resolve their disputes before a single arbitrator in Maryland. The parties also agreed to maintain the status quo in corporate governance and related matters pending a final non-appealable judgment confirming any award in arbitration. The parties also signed a Tolling Agreement to toll the statute of limitations following the dismissal of a pending litigation. The binding Arbitration is scheduled to begin on March 21, 2022, and will continue into the 2nd quarter of 2022. A decision isn’t anticipated until July 7, 2022.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS’ MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND HOLDERS

The Company’s common stock trades in the over-the-counter market under the symbol RLBY. The high and low sale prices for 2021 and 2020 are set forth below. High and Low price is based on last trading day of quarter.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2021
High	$.0900	$.0900	$.3760	$.1095
Low	$.0462	$.0281	$.0160	$.0310

2020
High	$.2500	$.1690	$.1980	$.0990
Low	$.0831	$.0600	$.0550	$.0336

The Company paid no cash dividends in 2020 or 2021.

As of March 29, 2022, the last reported sales price for Company Common Stock was $ .0388 per share.

As of March 29, 2022, there were 527 holders of record of Company Common Stock.

EQUITY COMPENSATION PLANS

None

RECENT SALES OF UNREGISTERED SECURITIES

None

SHARE REPURCHASES

None

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our summary consolidated historical financial data. You should read the information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended 2021 and 2020 and the balance sheet data as of December 31, 2021, and 2020 set forth below are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	December 31
Balance Sheet Data:	2021	2020
Working capital	$9,361	$5,970
Total assets	$14,288	$12,284
Total outstanding borrowings, net	$946	$8,287
Total other long-term liabilities	$-	$5,250
Stockholders’ equity	$9,410	$1,517

	December 31
Statement of Operation Data:	2021	2020
Revenues	$26,246	$29,202
Gross profit	$3,266	$3,474
Selling, general and administrative expenses	$3,567	$4,462
Operating loss	$(301)	$(988)
Interest income	$-	$8
Interest income from related parties	$274	$112
Interest expense	$(39)	$(281)
Impairment of goodwill and other intangible assets	$(688)	-
Other income (expense)	$9,631	$(1)
Income (loss) before income taxes	$8,877	$(1,150)
Income tax benefit (expense)	$(984)	$230
Consolidated net income	$7,893	$(920)
Non-consolidated interest in consolidated affiliates	$-	$131
Net income (loss)	$7,893	$(789)

	December 31
Net Income (Loss) Per Share:	2021	2020
Net income (loss) per share – basic	$.03	$-
Net income (loss) per share – diluted	$.03	$-
Weighted average shares outstanding – basic	300,000,000	300,000,000
Weighted average shares outstanding – diluted	300,000,000	300,000,000

	December 31
Other Financial Data:	2021	2020
OIBITDA (1)	$674	$658

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

OIBITDA calculation comparison for the years ended December 31, 2021, and 2020 is as follows:

	December 31
	2021	2020
Operating income (loss)	$(301)	$(988)
Depreciation and amortization	72	79
Corporate, general and administrative	903	1,567
	$674	$658

Operational performance comparison for the years ended December 31, 2021, and 2020 is as follows:

	December 31
	2021	2020
Revenue	$26,246	$29,202
Gross profit	$3,266	$3,474
OIBITDA	$674	$658
Net income (loss)	$7,893	$(789)

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

EXECUTIVE OVERVIEW

Demand for Maslow EOR services and field talent is dependent upon general economic conditions and labor trends. The United States economic backdrop took a negative turn in the first quarter 2020 as COVID 19 (“COVID”) profoundly changed the business landscape. Stay at home orders which was federally mandated and later left to states and companies themselves to self-regulate in order to prevent the spread of COVID, meant many Maslow workers could not perform their type of work from home (e.g., video, sound, lighting crew, makeup-artists). This was because a large portion of Maslow employees were assigned to field, location, or studio filming projects for our clients that require close contact with others. Consequently, our business suffered as our revenues dropped from $38,444 in 2019 to $29,202 in 2020. In the first quarter of 2020 our performance, which was negatively impacted in the last 2 weeks of the quarter, saw a $500 increase over the comparative first quarter of 2019, with $8,801 to $8,301. For the remaining three quarters MMG saw quarterly 2020 declines of 46%, 38.5%, and 13.7% respectively compared to 2019.

However, despite the revenue decline year over year by 24%, MMG’s gross profit fell only by 14.6% as our margins increased due to our burgeoning higher margin media and IT staffing businesses. This was evident in our 2020 annual gross margin percentage of 11.9% being 12.4% improvement than the 10.6% derived in 2019. But what could not be managed proportionately in 2020 was our SG&A which rose 49.5% to $4,462 as public company costs added $1,532, which represented 104% of the $1,477 SG&A increase in 2020 over 2019. In May 2020, we received $5,216 in Payroll Protection Plan (“PPP”) funds, which enabled our business to be able to reduce the number of job cuts and in some cases keep customer assigned employees working.

In 2021 many companies were slow to have their employees return to an office or group setting from a work from home paradigm which continued to hamper our business. Vaccines were rolled out so by the end of the Spring 2021, many states had lifted restrictions and MMG customers began having media employees back in the studio and in the field. However, several clients had vaccine and or mask mandates that some of our workers opted not to qualify resulting in a loss of revenue. More impactfully, the Company began to feel the ill effects of a full year’s loss of some DirecTV programming from February 2020, and customers who left MMG altogether, to either eliminate media activities for foreseeable future, offshore or insource their media departments. The 6 largest attritted customers represented a $4,385 loss of revenue in 2021 over 2020, with DirecTV accounting for $1,204. Since the estimated loss of programming was estimated to be $4,000, DirecTV otherwise increased use of existing services at approximately $2,796. Also positive was MMG recognizing new client revenue in 2021 of $1,315 and existing customers increasing their business with us by $4,765.

We are hopeful that the dissemination of vaccines and the waning of serious COVID cases will result in resumption of a normally functioning economy which will continue to enable our clients to return their payrolls to normal levels that in turn, will continue ours and an overall economic rebound. However, no assurance can be given on if and when this will happen or what impact it will have on our business.

As far as cash is concerned, in 2021 our cash positioned strengthened due to our receiving forgiveness (Per the IRS on June 6, 2021) for the PPP loan we received in May 2020, and the Employee Retention Credit (ERC) which we were eligible for in the first 3 quarters of 2021 and received $1,253 in active payroll credits and refunds. Overall, our ERC refunds for quarters one through three totaled $4,465. However, the Internal Revenue Service (IRS) withheld $718 of our ERC entitlements that were filed via 941X forms, to apply to our 1120 tax liability, leaving us $2,494 remaining due to us in deferred ERC refunds, which as of March 28, 2022, we have yet to receive.

Our working capital though has assumed repayment of Vivos Debtors which as of December 31, 2021, was $9,361. Our adjusted working capital excluding the $4,985 in Vivos Debtor notes is $4,376.

In 2021, we bolstered our business development department adding a vice president of sales with extensive industry experience and a second account executive. Meanwhile the Company’s executives and its board of directors worked together on managing costs with the rest of our organization tightening it’s proverbial belt by overall eliminating $484 in employee wages, tax and benefits from 2020. Some positions were eliminated and reclassed, payroll cycles consolidated, and non-essential spend ceased, to reduce overhead costs by 16.5%

2022 and Beyond

The continued impact of the COVID pandemic cannot be precisely predicted. We do know that virtual staffing is no longer a limited niche for certain companies and certain positions. Virtual scenarios are also favored by generation Z which values work-life balance as one of the most important factors when deciding on a company to work for. Considering the perks that remote working offers, and the keen interest shown by employees from different age groups, we believe that remote working will be prevalent in 2022 and beyond. This paradigm however should not adversely impact MMG, in that whether media jobs are filled virtually or not, MMG has the pipeline of talent to fill these diversified roles.

Furthermore, we believe given the changing nature in specialized staffing there exists a greater opportunity to expand our EOR business as it offers businesses of all types and industries, more flexibility in on and off boarding employees as well as managing 1099 risk. As for media, IT and finance and accounting staffing is concerned, we believe it will grow but there are also opportunities to get into staffing specialties which represent areas where we see the most rebound or a robust demand. While we will continue to focus on growing the contingent staffing side of our business, our splash into Permanent Placement or Direct Hire, has opened up a new avenue in business of diversified relationships (Media, IT, and finance and administrative roles) that have strengthened our gross margins and has the potential to grow and flourish.

Direct hiring of talent for our existing clients has always been a part of our business model, but more often than not, however it was done by transitioning a contingent worker to a full-time position which contractually based on time of service has not resulted in any incremental revenue for the company.

But we are now finding success fulfilling this need on the front end of the employment life cycle for new clients and existing ones, having added $167 in high margin revenue in 2021.

This focus reflects our desire to shift our portfolio toward a higher margin, higher value proposition.

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

Our services consist of:

●	Employer of Record (“EOR”): A unique workforce solution for any organization who seeks efficiency in employee administrative management including payroll and benefits, labor risk associated with compliance with federal-state and local regulations including Fair Labor Standards Act (“FLSA”), in onboarding and offboarding employees, and in managing benefit costs. One major difference in this service offering is that our customers usually source the talent and MMG hires and leases the employees to our customers.

●	Recruiting and Staffing: Staffing covering a wide variety of specialties. Currently Media and Information Technology (“IT”) encompass most of our placements.
●	Video and Multimedia Production: With 32 years of experience, the Company’s subsidiary, Maslow, offer script to screen expertise including producers, audio engineers, editors, broadcasters, makeup artists, camera crews, Gaffers and grips, drone operators and more.
●	Permanent Placements: Also referred to as Direct Hires, we strategically recruit and fill a variety of fulltime roles for our customers which is only limited by our recruiting capabilities which are diversified.

The Company’s subsidiary, The Maslow Media Group, Inc. (“Maslow”) is currently the only earning entity for the business. After our Merger in October 2020, non-operational expenses (e.g., public company fees, D&O insurance, investor relations, etc.) were assigned at the corporate level. This enables a more pristine focused view of the operational side of the business we refer to as Operational Income Before Depreciation, Interest, and Amortization.

RESULTS OF OPERATIONS

Maslow had revenues totaling $26,246 in 2021, which was a 10.1% decrease over $29,202 in 2020. The $2,956 decline can be attributed to several factors including the COVID-19 impact which undoubtedly was profound but difficult to measure given there is no way to know what level of growth existing clients may have had or revenue potential of new clients.

Overall, Maslow lost $8,354 to accounts with declining revenues => $100, including terminated accounts totaling $4,385 or 52% of the decline; but conversely added $4,765 from new or growing accounts that had at least $100 more in revenue in 2021 from 2020. AT&T’s DirecTV cancelled Sirius-XM programming in February 2020 that we believe had a negative impact of $4,000 on revenue. However overall, DirecTV year over year revenue declined by only $1,204 as the Red Zone added another week due to the NFL’s expanded 17 game schedule.

The attrition cited above at $4,385 may not be permanent as many clients hire Maslow for special events and some have elected to offshore or insource its media or IT workforce which may not work out long term. The decision to leave Maslow or not use Maslow services in 2021 by these six clients was not attributable to Maslow’s pricing, service, or performance.

Of the 6 attritted accounts, 3 were IQS legacy customers totaling $1,352 or 31% of the attritted total. The largest was Lifetouch which elected to offshore at the end of 2020 resulting is a 2021 over 2020 revenue loss of $991.

2021 saw 11 MMG customers increase revenue year over year by =>$100, resulting in $4,765 revenue increase. This includes 17 accounts representing $1,315 in new customer revenue, which includes two accounts which actually began with marginal revenue late in 2020.

From a revenue contribution standpoint our top 10 clients represented $22,417 which is 85.4% of 2021 revenues, which was an increase in top 10 revenue reliance as in 2020 the top 10 represented 78.4% of revenue at $23,160.

$33 in rebates were issued in December 2021 which was $9 more than a year ago when they were $24 in 2020.

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenues, and have been derived from our consolidated financial statements.

	December 31
	2021	2020
Revenue	$26,246	29,202
Cost of services	$22,980	$25,728
Gross profit	3,266	3,474
Selling, general and administrative expenses	3,567	4,462
Operating loss	(301)	(988)
Interest income	-	8
Interest income from related parties	274	112
Interest expense	(39)	(281)
Impairment of goodwill and intangibles	(688)	-
Other income (expense)	9,631	(1)
Income/(loss) before taxes	8,877	(1,150)
Income tax benefit (expense)	(894)	230
Non-controlling interest in consolidated affiliates	-	131
Net income (loss)	7,893	(789)

Revenues: By Segment

	2021	% of Revenue	2020	% of Revenue
EOR	$21,346	81.3%	$23,599	80.8%
Recruiting and Staffing	3,613	13.8%	4,478	15.3%
Video and Multimedia Production	1,121	4.3%	1,125	3.9%
Permanent Placement	166	0.6%	-	0.0%
Total Revenue	$26,246	100%	$29,202	100.0%

In 2020 we showed $35 as Other revenue which has been reclassified as an EOR revenue for presentation purposes.

Employer of Record (EOR) Revenues: EOR represented 81.3% of our revenue in 2021 as opposed to 80.8% in 2020 and 89.6% in 2019. The 2019 to 2021 EOR decline from $34,613 to $21,346 can be attributed to this business segment being hit the hardest by COVID-19 with large accounts not fully recovered to 2019 levels, and attritted clients. The burgeoning Media Staffing revenue by $1,135 also impacted the level of EOR’s revenue concentration.

Recruiting and Staffing Revenues: Whereas our IT Staffing business weathered a steep decline in approximately $2,000 from $2,571 to $571, our Media Staffing division did make up 60% of the decline delivering $1,135 in incremental revenue over its 2020 performance. Thus, Media Staffing at $3,042 represented 11.6% of total 2021 annual revenue whereas it only represented 6.5% based on its $1,907 in revenue in 2020.

The decline in IQS business was in motion prior to Reliability’s acquisition of IQS from the Vivos Group in December 2019. Quarter over quarter revenue decline had begun in in the third quarter 2019 when run rate revenue dropped from $3,696 to $3,419. In the fourth quarter 2019 this decline had reached a run rate of $3,004. This decline has continued for another 8 quarters ending December 2021, with COVID-19 in the 2nd quarter 2020 having the most profound impact as business dropped 19.4% to a run rate of $2,574, and then in the 4th quarter 2020 by 30.9% once it became apparent Lifetouch was offshoring its IT software assurance business which had delivered $999 in 2020 despite COVID. This brought the 2021 first quarter run rate down to $1,096.

The reason there was no bounce back for this business segment in Q4 2020 was a combination of what we still believe is the temporary loss of two clients, Inspire Brands and Accruent, who both began implementing temporary hiring freezes in early 2020. This resulted in a $745 revenue loss in 2020, and Abbott Labs through vendor management firm Tapfin, of losing 7 staffing positions to permanent offers.

Video and Multimedia Production Revenues: Video Production which includes managed services and project freelance work, was relatively flat in achieving $1,121 in revenue in 2021 against $1,125 a year earlier. This business has a number of US government contracts with the US House of Representatives leading the pack with $112 in 2021 revenue.

Gross Profit: Gross profit represents revenues from services less cost of services expenses, which consist of payroll, payroll taxes, benefits, payroll-related insurance, union benefits, field talent, recruiting software and reimbursable costs for out-of-pocket items.

Overall, our gross profits did not decline as much on a percentage basis in relation to our revenue decline. Whereas our revenue declined $2,956 or 10.1%, our gross profit decreased by $208 or 6% from $3,474 to $3,266.

This was due to a gross margin improvement from 11.9% to 12.4% as Permanent Placements alone accounted entirely for 50 basis point rise in delivering $164 in gross profit which was after only $3 in incremental COR. Although we experienced positive margin increases in our EOR and Video Productions business segments, the loss of higher margin IT staffing volume and with some margin erosion in our Media Staffing business neutralized that gain.

Although EOR’s revenue declined by $2,253 its gross margin improved 60 basis points to 9.8% from 9.2% in 2020. Our Media Staffing however saw its gross margins decline from 22.8% to 21.2% as a consequence of being more competitive to win new business as our staffing revenues increased by 59.5% or $1,135. The combined $4,900 in 2021 non EOR revenue garnered a gross profit margin of 24.1% which did not compare quite as favorably in gross margin to 2020’s $5,603 in non EOR revenue which garnered a margin percentage of 24.1%. This was because our IT Staffing revenue dropped by $2,000 and its gross margin from 30.5% to 27%.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses decreased for second straight year this time by $895 to $3,567 from $4,462 in 2020, $903 of which were related to non-operational corporate costs, with approximately $339 of which were public company based and $132 were for outside legal fees associated with our Vivos Group dispute. Otherwise, our operational SG&A decrease in 2021 over 2020 was only $231.

The overall SG&A savings were in wages and benefits of $484 in 2021 over 2020, which can be attributed to elimination of our General Counsel post, reorganization of IQS into Maslow Media, favorable replacement costs for departed overhead resources, and not filling certain open posts. We did however add two business development personnel.

Non-operational corporate costs for 2021 were $903 or 42.6% less than they totaled in 2020 when they were $1,567. These are costs classified as such after the Company went public via the reverse merger in October 2019. The 2021 savings drivers were salary, payroll tax, and benefits all totaling $348, and outside counsel (legal) at $326, investor relations at $43 and insurance at $15; all cost reductions respectively 2021 over 2020.

Interest Income: Interest income from related parties increased by $162 from $112 to $274, as a result of employing the contractual default interest rate on Vivos Debtor notes receivable which began 2021 and applied to eligible periods prior, with a note balance of $4,258 and ended with $4,985 which included a $454 net increase in principal due to $478 Libertas payment minus $24 for presumed IQS bad debt recovery.

Other Income (Expense): Other income was $9,681 as the Company took the PPP long term debt to other income once it was forgiven in June 2021, and the $4,465 in ERC refunds.

Interest Expense: Interest expense, decreased by $242 from $281 to $39 as $35 of $57 credited in accrued PPP interest was recorded in 2020, and reliance on factoring was minimized in large part to the benefit of having ERC applied to payrolls from the end of the second quarter through the third quarter. Overall, factoring interest totaled $71; and interest on business insurance was $2.

Income Taxes: Income tax expense was $984 compared to a $230 tax credit as 2020 yielded a net operating loss (NOL) of $789 and 2021 net income of $7,893.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements are driven predominantly by EOR field talent payments, SG&A salaries, public company costs, interest associated with factoring, and client accounts receivable receipts. Since receipts from client payments are on average 70 days behind payments to field talent, working capital requirements can be periodically challenged. We have a Factoring Facility with Triumph Business Capital (TBC). TBC advances 93% of our eligible receivables at an advance rate of 15 basis points, an interest rate of prime plus 2%., and our prime floor rate at 4%. As of December 31, 2021, 74% of our $5,592 in A/R was current compared to 63% out of $6,629 which was current in on December 31, 2020. 17.9% is 1 to 30 days past due compared to 26% a year ago, 4.6% between 31 and 60 days past due versus 8% in 2020, and 3.6% greater than 60 days versus 3% at end of 2020.

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

Since we are an EOR with the majority of contracted talent paid as W-2 employees who are paid known amounts on a consistent schedule; our cash inflows do not typically align with these required payments, resulting in temporary cash challenges, which is why in the past we have employed factoring. Because we do also employ 1099 contracted firms and individuals with payments terms which vary from immediate to 30 days, our cash requirements can be quite variable.

Vivos Debtors as of December 31, 2021, had notes receivable totaling $4,985 including default on a $3,000 promissory note and on a $750 tax obligation in December 2019. After numerous failed collection attempts, on February 25, 2020, the Company initiated an action in the Circuit Court of Montgomery County Maryland against Naveen Doki and the Vivos Holdings for non-payment.

In July 2021, Maslow paid $475 to Libertas to settle a portion of Vivos Group debt which had included Maslow as a signer going back to 2018. The “Liquidation Agreement,” was supposed to shield the Company from this debt as part of the Merger Agreement; but the Vivos Group refused to comply with the agreed upon terms.

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

On May 5, 2020, Maslow received $5,216 loan through the Paycheck Protection Program (the “PPP”) with a term of two (2) years and an interest rate of 1% per annum. The PPP provides that the Company may apply for forgiveness of this loan if the loan proceeds were used for payroll and certain other specified operating expenses while maintaining specified headcount requirements. The accrued interest on the PPP loan as of December 31, 2020, was $34.

The funds bolstered our working capital and enabled us to bring back employees and continue to serve our clients even though their requirements had lessened.

On June 10, 2021, MMG received notification by the Small Business Administration (“SBA”) of forgiveness of its PPP 2020 Loan totaling $5,216. The forgiveness included the deferred interest of $59 totaling $5,275 in principal and interest.

Because it’s first three-quarter revenues were 80% or less than they were in 2019, the Company was eligible for the Employee Retention Credit. Consequently, Maslow received $155 in direct payroll credits from the IRS via its payroll provider Paycom in the late 2nd quarter and $1,086 in the third quarter. Maslow has to return $842 to the IRS for payroll credits received in the 4th quarter once the program ended retroactively in mid-November 2021.This payment was made to the IRS through Paycom, the Company’s payroll provider in January 2022.

As of December 31, 2021, our working capital was $9,361 compared to $5,970 in 2020 and $784 at the end of 2019. ERC of $4,450 in 2021 enabled the Company to build A/R reserves as the PPP funds in 2020 were employed to pay salaries of both outsourced and SG&A employees. Once the $2,494 in ERC is fully refunded, the Company will have sufficient capital resources, but these are based on government stimulus programs.

We anticipate approximately $500 in additional SG&A costs in 2022, when compared with 2021 relating to increase in sales and marketing head count and additional operational and payroll automation to meet growth objectives.

A summary of our operating, investing and financing activities are shown in the following table:

	December 31
	2021	2020

Net cash provided by (used in) operating activities	$2,505	$(2,070)
Net cash used in investing activities	(7)	(50)
Net cash provided by financing activities	(2,544)	1,915
Net change in cash and cash equivalents	$(46)	$(205)

Operating Activities

Cash employed by operating activities consists of net income (loss), adjusted for non-cash items, including depreciation and amortization, and the effect of working capital changes. The primary drivers of cash inflows and outflows are factoring, accounts receivable and accrued payroll and expenses.

During 2021, net cash provided by operating activities was $2,505, an increase $4,575 compared with ($2,070) for 2020. This increase is primarily attributable to cash change driven by ERC netting $3,414 (Net Income of $7,893 minus PPP Forgiveness of $5,216), plus ERC tax payable for drawing in the 4th quarter of $841.

Investing Activities

Cash used in investing activities consists primarily of cash paid for capital expenditures.

Financing Activities

Cash used in financing activities in 2021 was ($2,544) as compared to cash employed for same purpose totaling $1,915 in 2020. The decrease was due to the Company in 2020 receiving $5,216 in PPP offset by $853 in repayments from the issuance of convertible notes starting in June of 2019 and return of cash flows from short-term borrowing via our factoring vehicle. In 2021, Maslow borrowed $6,436 from TBC, but repatriated $8,489 and paid $475 to Libertas on behalf of the Vivos Group and $37 in early part of year to pay back a term loan from TBC (See Item 1) which led to the 2021 $2,544 financing activity deficit.

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

REVENUE RECOGNITION

On January 1, 2019, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, for all open contracts and related amendments as of December 31, 2019, using the modified retrospective method. The adoption had no impact to the reported results.

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

We derive our revenues from four segments: EOR, Recruiting and Staffing (temporary), Permanent Placement (Direct Hire) and Video and Multimedia Production. Revenues are recognized when promised services are delivered to client, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Revenues as presented on the consolidated statements of operations represent services rendered to client less variable consideration, such as sales adjustments and allowances. Reimbursements, including those related to out-of-pocket expenses, are also included in revenues, and equivalent amounts of reimbursable expenses are included in cost of services.

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

The Company evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company annually evaluates the remaining useful lives of all intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company determined that there were impairment indicators for these assets during the year ended December 31, 2021, and thus impaired $170 in remaining carrying value of IQS based intangible assets.

GOODWILL

Goodwill represents the difference between the enterprise value/cash paid less the fair value of all recognized net asset fair values including identifiable intangible asset values in a business combination. The Company reviews goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Based on annual testing, the Company has determined that there was goodwill impairment during the year ended December 31, 2021.

Thus, the Company recorded a goodwill impairment adjustment of $518 upon finalizing the detailed step two impairment analysis for the IQS segment that led to a decrease in revenue ($2,000) in 2021 from 2020. In total the Company recorded $688 in goodwill and intangible impairment charges for the IQS business segment.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Reliability Incorporated:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Reliability Incorporated and Subsidiary (the “Company”) as of December 31, 2021, and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Related Party Transactions and Recoverability of Notes Receivable from Related Parties

As discussed in Notes 10 and 12 to the consolidated financial statements, the Company has significant related party transactions and arrangements with the majority owners of the Company and other companies owned by the majority owners. In addition to holding several receivable agreements, including notes receivable with these related parties, the Company is currently involved in a lawsuit against one of the majority owners and other companies owned by the majority owner.

We determined the (1) evaluation of the identification of related parties, (2) related party transactions and (3) collectability of notes receivable from related parties, collectively, as a critical audit matter. Auditor judgement was involved in assessing the sufficiency of the procedures performed to identify related parties, identify related party transactions and assess the collectability of the notes receivable from related parties.

The following are the primary procedures we performed to address this critical audit matter. We performed the following procedures to evaluate the identification of related parties, related party transactions and the collectability of the notes receivable from related parties by the Company:

● Reviewed any new agreements and contracts between the Company and its related parties, noting none;

● Queried the accounts payable system for transactions with its related parties;

● Inspected director and officer questionnaires from the Company’s directors and officers;

● Evaluated the Company’s reconciliation of its applicable accounts to the related parties’ records of transactions and balances;

● Read the Company’s minutes from meetings of the Board of Directors and related committees;

● Inquired with executive officers and key members of management as to the collectability of these balances due from related parties;

● Reviewed public filings, external news, and research sources for information related to transactions between the Company and related parties; and

● Confirmed with the Company’s management and its outside counsel as to the status of the lawsuits.

We have served as the Company’s auditor since 2009.

Ramirez Jimenez International CPAs

Irvine, California

March 31, 2022

RELIABILITY INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)	December 31
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24	$70
Trade receivables, net of allowance for doubtful accounts	6,405	6,870
Retention credit receivable	2,494	-
Notes receivable from related parties	4,985	4,258
Prepaid expenses and other current assets	331	289
Total current assets	14,239	11,487
Property, plant and equipment, net	49	76
Other intangible assets, net	-	203
Goodwill	-	518
Total assets	$14,288	12,284
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Factoring liability	$946	$2,999
Accounts payable	1,205	936
Accrued expenses	404	375
Accrued payroll	1,629	691
Deferred revenue	176	182
Income taxes payable	517	292
Other current liabilities	1	42
Total current liabilities	4,878	5,517
PPP loan payable	-	5,250
Total liabilities	4,878	10,767
Commitment and contingencies (Note 12)
Subsequent events (Note 15)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 300,000,000 shares authorized, 300,000,000 issued and outstanding as of December 31, 2021, and 2020	-	-
Additional paid-in capital	750	750
Retained earnings	8,660	767
Total stockholders’ equity	9,410	1,517
Total liabilities and stockholders’ equity	$14,288	$12,284

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Years Ended December 31
	2021	2020
Revenue earned
Service revenue	$26,246	$29,202
Cost of revenue
Cost of revenue	22,980	25,728
Gross profit	3,266	3,474
Selling, general and administrative expenses	3,567	4,462
Operating income (loss)	(301)	(988)
Other income (expense)
Interest income from related parties	274	112
Interest income	-	8
Interest expense	(39)	(281)
Impairment of goodwill and other intangible assets	(688)	-
Other income (expense)	9,631	(1)
Income (loss) before income tax benefit / (expense)	8,877	(1,150)
Income tax benefit/(expense)	(984)	230
Consolidated net income (loss)	7,893	(920)
Less net (income) loss attributable to noncontrolling interest in consolidated affiliates	-	131
Net income (loss) attributable to Reliability Inc.	$7,893	$(789)
Net income per share:
Basic	$0.03	$0.00
Diluted	$0.03	$0.00

Share used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

For the year ended December 31, 2021 and 2020

(amounts in thousands, except per share data)

	Controlling Interest
			Add-			Non - Controlling
			itional			Interest in
	Common Stock		Paid-in	Retained		Consolidated	Total
	Shares	Amount	Capital	Earnings	Total	Affiliates	Equity

Balance, January 1, 2020	300,000,000	-	750	1,840	2,590	(313)	2,277
Net income (loss)				(971)	(971)	182	(789)
VIE Disposal				(102)	(102)	131	29
Balance, December 31, 2020	300,000,000		750	767	1,517	-	1,517
Net income				7,893	7,893	-	7,893
Balance, December 31, 2021	300,000,000		750	8,660	9,410	-	9,410

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$7,893	$(789)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	72	79
(Gain)/loss on disposal of property and equipment	(4)	(176)
Accrued interest	(274)	(68)
Loss on impairment of goodwill and other intangible assets	688	-
Gain on forgiveness of PPP loan payable and interest	(5,250)	-
Changes in operating assets and liabilities:
Trade receivables	464	159
Retention credit receivable	(2,494)	-
Prepaid expenses and other current assets	(42)	27
Accounts payable	270	(151)
Accrued payroll	939	(217)
Accrued expenses	28	(142)
Deferred revenue	(6)	(166)
Other liabilities	(4)	(101)
Income taxes payable	225	(525)
Net cash provided by (used in) operating activities	2,505	(2,070)
Cash flows from investing activities:
Purchase of fixed assets	(7)	(50)
Net cash used in investing activities	(7)	(50)
Cash flows from financing activities:
Net borrowing/(repayment) of line-of-credit	(2,053)	(2,509)
Proceeds from long-term debt (PPP)	-	5,216
Repayment of notes	(37)	-
Advances to related parties	(454)	61
Repayment of long-term debt	-	(853)
Net cash used in financing activities	(2,544)	1,915
Net (decrease) in cash and cash equivalents	(46)	(205)
Cash and cash equivalents, beginning of year	70	275
Cash and cash equivalents, end of year	$24	$70

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS, continued

(amounts in thousands)

	For the years ended December 31,
Supplemental disclosures of cash flow information:	2021	2020
Cash paid during the year for:
Interest	$39	$275
Income taxes	$969	$301

Supplemental disclosures of non-cash investing and financing activities:
PPP Loan and interest forgiveness	$5,250	$-
VIE net asset consolidated (unconsolidated)	$-	$(1,790)
VIE liabilities consolidated (unconsolidated)	$-	$(1,790)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

NOTE 1 - NATURE OF OPERATIONS

Reliability, Inc. is a leading provider of employer of record and temporary media and information technology (“IT”) staffing services that operates, along with its wholly owned subsidiary, The Maslow Media Group, Inc., (collectively, “Reliability” or the “Company”), primarily within the United States of America in three industry segments: Employer of Record (“EOR”), Recruiting and Staffing and Video and Multimedia Production which provides script to screen media talent. EOR which is a unique workforce management solution, represented 80.8% of the revenue in 2021. Our Staffing segment provides skilled field talent on a nationwide basis for IT and finance and accounting client partner projects. Our Staffing includes revenue derived from permanent placement. Video Production involves assembling and providing crews for special projects that can last anywhere from a week to 6 months.

On October 29, 2019, Maslow Media Group (“Maslow” or “MMG”) became a wholly owned subsidiary of Reliability via a reverse merger (the “Merger”).

On December 1, 2019, the Company acquired the customer contracts and trade receivables and assumed certain liabilities of Intelligent Quality Solutions, Inc. (“IQS”). IQS operates as a division of MMG.

In 2021 MMG began building its direct hire business as a separate business segment titled Permanent placement. This division added $167 in revenue and $164 in gross profit in 2021.

NOTE 2 - LIQUIDITY AND GOING CONCERN

During the years ended December 31, 2021, and 2020, we had an operating loss of $301 and $988, respectively.

Management considers on a regular basis, the Company’s ability to continue as a going concern. The factors which have impacted the business and our liquidity are;

●	Uncertainty in outcome of arbitration hearing with Vivos Group which will likely not have decision rendered until approximately the end of the second quarter;
●	Operating loss of approximately $301 for the year ending December 31, 2021;
●	Payment of $475 plus $3 in associated legal costs on July 21, 2021, to satisfy a Vivos Group debt that was supposed to have been paid by the Vivos Group and covered by the Liquidation Agreement but Vivos Group refuses to cooperate;
●	The pandemic-resulting decline in client demand for our services continuing through the present;
●	Difficulties in raising cash via public markets for organic and inorganic growth, due to lack of unissued authorized shares available for Company use, despite having public company cost structure;
●	Inability to realize approximately $5M in notes receivables from Vivos Group;
●	Contingent liabilities, described further in Note 10

All these conditions noted and factored in above with the prevailing risk being that the arbitration (see Item 1) outcome is not in the Company’s favor, and the $4,985 in notes receivable are not realized in full, part, or all, creates substantial doubt about the Company’s ability to continue as a going concern.

Additionally, from an operational view the underlying business has yet to fully recover from COVID-19 with 2021 quarterly comparative revenue levels down as much as 47% from 2019 standards.

Therefore, there can be no assurances that the Company will be successful in managing the impact of the foregoing or its ability to maintain sufficient liquidity over a period of time that will allow it to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome from these uncertainties.

RELIABILITY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

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

Fiscal Year

The Company’s fiscal year is from January 1st through December 31st.

Management Estimates

The consolidated financial statements and related disclosures are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The Company must make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to revenue recognition, allowances for doubtful accounts, recoverability of notes receivable, goodwill and intangible assets, useful lives for depreciation and amortization, loss contingencies, valuation allowances for deferred income taxes, and the assumptions used for web site development cost classifications. Actual results may be materially different from those estimated. In making its estimates, the Company considers the current economic and legislative environment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90-days or less to be cash equivalents.

Concentration of Credit Risk

For the year ended December 31, 2021, the Company’s top 10 clients generated over 85% of the revenue. A large portion of our business comes from two clients, AT&T Services, Inc. (inclusive of its DirecTV division) (“AT&T”) and Janssen Pharmaceuticals (which includes workforce partners Johnson & Johnson). AT&T accounted for 28% and 29% of revenue in 2021 and 2020, respectively. AT&T comprised approximately 41% and 49% of the accounts receivable balance as of December 31, 2021, and 2020, respectively. Janssen Pharmaceuticals (which includes workforce partners Johnson & Johnson) accounted for approximately 15% and 11% of our total revenues for the years ended December 31, 2021, and 2020, respectively. Janssen Pharmaceuticals comprised approximately 33% and 18% of accounts receivable as of December 31, 2021, and 2020, respectively. Morgan Stanley and Goldman Sachs receivables were 6.4% and 5.5% of receivables respectively. No other client exceeded 10% of revenues.

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

The Company provides for an allowance for doubtful accounts by specifically identifying accounts with a risk of collectability and providing an estimate of the loss exposure. Management considers all contract receivables as of December 31, 2021, and 2020 to be fully collectible, therefore an allowance for doubtful accounts is not provided for.

RELIABILITY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

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

As of December 31, 2021, and 2020, the Company’s deferred revenue totaled $176 and $182 respectively.

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

When Level 1 inputs are not available, the Company measures fair value using valuation techniques that maximize the use of relevant observable inputs (Level 2) and minimizes the use of unobservable inputs (Level 3).The carrying amounts reported as of December 31, 2021 and 2020 for cash and cash equivalents, trade receivables, prepaid expenses and other current assets, accounts payable and accrued expenses, and factoring liability approximate their fair values due to the short-term nature of these instruments or are based on interest rates available to the Company that are comparable to current market rates. The estimated fair value of the Company’s PPP loan payable approximated its carrying value as the rate on this debt was determined by the U.S. government which was offered to all participating companies under the CARES Act. It is not practicable to estimate the fair value of the notes receivable from related parties due to their related party nature.

Property and Equipment

Property and equipment are stated at cost and are depreciated using primarily the straight-line method over the following estimated useful lives: furniture, fixtures, and computer equipment — three to seven years; leasehold improvements — over the shorter of the estimated useful life of asset or the lease term. Expenditures for renewals and betterments are capitalized whereas expenditures for repairs and maintenance are charged to income as incurred. Upon sale or disposition of property and equipment, the difference between the unamortized cost and the proceeds is recorded as either a gain or a loss. Depreciation and amortization expense for the years ended December 31, 2021, and 2020 totaled $38 and $46, respectively.

Long-Lived Assets

The Company reviews its long-lived assets, primarily fixed assets, intangible assets and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. The Company recorded an impairment loss in the amount of $688 for goodwill and intangible assets in 2021.

RELIABILITY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

Intangible Assets

The Company held intangible assets with finite lives. Intangible assets with finite useful lives were amortized over their respective estimated useful lives, ranging from three to ten years, based on a pattern in which the economic benefit of the respective intangible asset is realized. For the years ended December 31, 2021, and 2020, amortization expense was $34 for both years prior to taking impairment on the remaining intangible value.

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

The Company evaluates the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company annually evaluates the remaining useful lives of all intangible assets and goodwill to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company determined that there was impairment needed for these assets during the year ended December 31, 2021, and thus impaired $170 in remaining carrying value of IQS based intangible assets.

Goodwill

Goodwill represents the difference between the enterprise value/cash paid less the fair value of all recognized net asset fair values including identifiable intangible asset values in a business combination. The Company reviews goodwill for impairment annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Based on annual testing, the Company has determined that there was goodwill impairment during the year ended December 31, 2021.

Thus, the Company recorded a goodwill impairment adjustment of $518 upon finalizing the detailed step two impairment analysis for the IQS segment that led to a decrease in revenue ($2,000) in 2021 from 2020.

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

Refer to Note 14 for disaggregated revenues by segment.

RELIABILITY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

Payment terms in our contracts vary by the type and location of our client partner and the services offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of December 31, 2021. There were no revenues recognized during years ended December 31, 2021, and 2020 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the years ended December 31, 2021, and 2020.

Advertising

The Company recognizes marketing and promotion expense in selling, general and administrative expenses as the services are incurred. Total marketing and promotion expense for the years ended December 31, 2021, and 2020 was $23 and $24, respectively.

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

Income Taxes

The Company accounts for income taxes utilizing the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and net operating loss and tax credit carry forwards, using enacted tax rates and laws that are expected to be in effect when the differences reverse.

A valuation allowance is recorded against deferred tax assets in these cases when management does not believe that the realization is more likely than not. While management believes that its judgements and estimates regarding deferred tax assets and liabilities are appropriate, significant differences in actual results may materially affect the Company’s future financial results.

The Company recognizes any uncertain income tax positions at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2021, and 2020, the Company did not record any accruals for interest and penalties. The Company does not foresee material changes to its uncertain tax positions within the next twelve months. The Company’s tax years are subject to examination for 2018 and forward for U.S. Federal tax purposes and for 2017 and forward for state tax purposes.

Recently Issued Accounting Pronouncements

RELIABILITY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. This ASU was issued to address the day-one loss issue related to a lessor’s accounting for certain leases with variable lease payments. Under the update, a lessor will classify a lease with variable lease payments that do not depend on an index or a rate as operating if the following two conditions are met: the lease would be classified as sales-type or direct financing lease and doing so would result in recognizing a selling loss. Fixed lease payments will be recognized in income on a straight-line basis and any variable payments will continue to be recognized when the changes in facts and circumstances on which those variable payments are based occur. ASU 2021-05 if effective for all companies in fiscal year starting after December 15, 2021. Public companies are required to adopt this ASU in interim periods during the fiscal year starting after December 15, 2021, which other entities will adopt in interim periods starting after December 2022. Early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs. This ASU provides more detailed explanation on the subsequent measurement of callable debt and whether callable debt falls within the scope of paragraph 310-20-35-33. ASU 2020-08 applies to all entities with callable debt and is effective for public business entities for fiscal years beginning after December 15, 2020, with early adoption not permitted. The Company’s adoption of this ASU did not have a material impact on its consolidated financial position and results of operations for the year ending December 31, 2021.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles–Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, to provide additional guidance on the accounting for costs of implementing cloud computing arrangements that are service contracts. The amendments in this update require the capitalization of implementation costs during the application development stage of such hosting arrangements and amortization of the expense over the term of the arrangement, including any option to extend reasonably certain to be exercised or option to terminate reasonably certain not to be exercised. Capitalized implementation costs and amortization thereof are also required to be classified in the same line item in the statements of financial position, operations and cash flows associated with the hosting service fees. The amendments in this update were effective for us beginning with fiscal year 2020. Entities may select retrospective or prospective application to all implementation costs incurred after the adoption date. We selected prospective application to all implementation costs incurred after the adoption date. The adoption of the amendments in this update did not have a material impact on our property and equipment, net and results of operations as of and for the year ended December 31, 2021

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, to remove certain exceptions and improve consistency of application, including, among other things, requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The amendments in this update will be effective for us beginning with fiscal year 2021, with early adoption permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of the amendments did have a material impact on our consolidated financial position and results of operations as of and for the year ended December 31, 2021.

RELIABILITY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments in this update will be effective for the Company beginning with fiscal year 2023, with early adoption permitted. The Company adopted this during 2021 resulting in an impairment charge as stated in the financial statements.

The Company does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material effect on its present or future consolidated financial statements.

NOTE 4 – TRADE RECEIVABLES

Contract receivables consist of the following as of:
	2021	2020
Billed receivables	$4,646	$3,630
Unbilled receivables	813	241
Accounts receivable, factored	946	2,999
Total	$6,405	$6,870

All of the net trade receivables are pledged as collateral on a loan agreement.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2021, and 2020 consists of the following:

	2021	2020
Office equipment	51	63
Computer software	110	107
Operating lease asset	-	18
	161	188
Accumulated depreciation	(112)	(112)
Property, plant and equipment, net	$49	$76

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company acquired intangible assets as part of the IQS acquisition in 2019. The Company recorded $518 of goodwill and $240 of intangibles from this acquisition. In the fourth quarter of 2021, the Company determined through testing using guidance from ASU 2017-04 that the goodwill of $518 and remaining $170 in intangible assets made up of the IQS trade name and customer base had been fully impaired and were written off.

RELIABILITY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consist of the following as follows:

	December 31,
	2021	2020
Accrued vendor costs	$182	166
Financed insurance payable	176	133
Other	46	76
Accrued expenses	$404	$375

NOTE 8 - INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2021, and 2020 are comprised of the following:

	2021	2020
Current federal income tax	$743	$(276)
Current state income tax	241	46
Deferred income tax (benefit)	-	-
Income tax expense (benefit)	$984	(230)

Significant components of the Company’s deferred income tax assets (liabilities) are as follows at:

	December 31
	2021	2020
Deferred tax assets (liabilities):
Employee accruals	$16	$70
Cash to accrual	-	(15)
Accrued workers’ compensation and other	18	26
State deduction	41	-
Sec. 163(j) interest limitation	-	38
Federal and State net operating loss carry forwards	94	79
Deferred tax liabilities:
Intangibles	-	(5)
Fixed assets	(9)	(19)
Deferred income taxes, net	160	174
Valuation allowance	(160)	(174)
Deferred tax assets (liabilities)	$-	$-

The income tax provision, reconciled to the tax computed at the statutory federal rate, is as follows:

	December 31
	2021		2020
Tax expense at federal statutory rate	$1,874	21%	$(214)	21%
State income taxes, net	165	1.8%	(54)	5.3%
Meals and entertainment	-	-%	1	-0.1%
Forgiveness of PPP Loan - Federal	(1,095)	-12.3%	-	-
Valuation allowance	(13)	-0.2%	88	-8.7%
Other, net	53	0.2%	(51)	6.2%
Income tax expense	$984	11.03%	$(230)	22.58%

RELIABILITY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

NOTE 9 - DEBT

Convertible Debt

Tax Liabilities

When MMG was initially acquired by Vivos Holdings, LLC in December 2016, the Company’s corporate status was changed from an S Corp to a C Corp due to its new ownership structure. This triggered an accelerated tax event, a $215 estimated annual impact per year for 4 years which was accounted for in subsequent tax returns through 2019. In 2021 Maslow completed settlement of the estimated $860 tax liability caused by the Vivos Group in 2017, paying the final estimated portion of $300 in 2021. As of December 31, 2021, the Company’s overall tax liability was $517 compared to $292 at the end of 2020.

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

In accordance with the agreement, a reserve amount is required for the total unpaid balance of all purchased accounts multiplied by a percentage equal to the difference between one hundred percent and the advanced rate percentage. As of December 31, 2021, the required amount was 10%. Any excess of the reserve amount is paid to the Company on a weekly basis, as requested. If a reserve shortfall exists for a period of ten-days, the Company is required to make payment to the financial institution for the shortage.

Accounts receivables were sold with full recourse. Proceeds from the sale of receivables were $6,436 and $13,787 for the years ended December 31, 2021, and 2020, respectively. The total outstanding balance under the recourse contract was $946 and $2,999 as of December 31, 2021, and 2020, respectively.

The Factoring Facility is collateralized by substantially all the assets of the Company. In the event of a default, the Factor may demand that the Company repurchase the receivable or debit the reserve account. Total finance line fees for the years ended December 31, 2021, and 2020 totaled $71 and $65 respectively.

PPP Loan Payable

On June 10, 2021, MMG received notification by the Small Business Administration (“SBA”) of forgiveness of its PPP 2020 Loan totaling $5,216. The forgiveness included the deferred interest of $59 totaling $5,275 in principal and interest. $57 of the $59 was booked as of June 10, 2021, which was the portion credited to interest expense.

RELIABILITY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

There are a number of debts and confessions of judgement (“COJ”) related to the Vivos Group that included Maslow as a co-signer or guarantor at some stage in the Vivos Group debt process from November 2016 through October 29, 2019, when Vivos Holdings LLC owned Maslow. All known debts disclosed to Maslow management and Reliability prior to the merger were addressed by various safeguards such as the Liquidation Agreement, and the Naveen Doki personal guarantee described in Item 1. However, there were certain non-disclosures by Vivos Holdings, LLC that are included below which are completely covered in Note 12 and Item 3 Legal Proceedings.

In December 2019, the Company’s executive management learned that prior to the Merger, in January 2018, one of the Company’s related parties, on behalf of Maslow, executed a guarantee of obligations of Vivos Real Estate Holdings, LLC (“VREH”), under a mortgage loan for the purchase of the property at 22 Baltimore Rd., Rockville, Maryland. Maslow leased this space on market terms. This obligation had not been included in Maslow’s financial statements and were not separately disclosed prior to the Merger.

On March 3, 2022, Maslow received a notice of default, acceleration, and demand for payment in full from FVCBank due to incurable events of default on behalf of Borrower Vivos Real Estate Holdings LLC. Per the default notice, “As of March 2, 2022, the total indebtedness due and owing under the Loan (the ‘‘Debt’’) is $1,743 consisting of an unpaid principal balance in the amount of $1,703 accrued and unpaid interest in the amount of $7, deferred payments in the amount of $20 and late fees in the amount of $12 plus prepayment penalties and attorneys’ fees, costs and expenses,” less setoff fees of $16. Maslow may have grounds to contest it being a guarantor on the loan.

Credit Cash: Maslow has not been formally notified of an obligation to pay Credit Cash due to a now known default on Vivos Group’s COJ.

On October 9, 2018, Maslow Media Group, Inc. was named as a defendant in an Affidavit of COJ filed in the Supreme Court of the State of New York in relation to a case brought by Hop Capital against members of the Vivos group, which had collectively agreed to pay a sum of $400 to HOP Capital. Maslow Media Group, Inc. is named as one defendant among six other defendants. The claim brought by HOP Capital against the defendants in this case is in relation to a Merchant Agreement dated October 4, 2018, to which Maslow Media Group, Inc. was not a party. As such, Maslow Media Group, Inc. contends that being named in the Affidavit of COJ as a defendant was made in error and is currently seeking to have its name removed from Affidavit of COJ as a defendant. As of March 24, 2022, we have not been contacted again on this matter, nor have we been notified on any developments.

On February 28, 2020, Healthcare Resource Network, LLC filed a complaint against Maslow in the Circuit Court of Montgomery County, Maryland alleging that Maslow participated with the Vivos Group to financially harm the plaintiff. The plaintiff has not specified any alleged damage caused by Maslow and the Company believes any claims are without merit.

On or about May 6, 2020, the Vivos Debtors and other Vivos Group members, specifically. Pathuri, Judos, and Igly responded to the Vivos Default Claim with the “Vivos Default Counterclaim”. The Company continues to believe that the Counterclaim has no merit and is vigorously defending itself and its indemnified officers, directors and other parties as permitted by the Company’s organizational documents, via a March 2022 arbitration hearing which both parties agreed on September 7, 2021, to resolve their disputes before a single arbitrator in Maryland. The hearing began on March 21 and is set to conclude on March 30, 2022. A decision isn’t anticipated until sometime in the late second quarter.

At the present time, the Company is uncertain as to whether any of the above items will have a material impact on their consolidated financial statements.

RELIABILITY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

NOTE 11 - EQUITY

The Company’s authorized capital stock consists of 300,000,000 shares of common stock, with no par value. All authorized shares of Company common stock are issued and outstanding.

NOTE 12 - RELATED PARTY TRANSACTIONS

Stock Purchase Agreement

On November 9, 2016, Vivos Holdings LLC, the former owner of MMG, acquired 100% of MMG through a stock acquisition exchange for a purchase price of $1,750, of which: (i) $1,400 was paid at settlement with proceeds from MMG and (ii) a promissory note to pay the remaining $350 (“Vivos/MMG Purchase Agreement”). The promissory note was to be paid in twenty-four equal installments, including interest at 4.5%, in the amount of approximately $15, commencing six months after closing, with the last payment on March 1, 2019. These payments were paid by the MMG on behalf of the Vivos Debtors. The Vivos Debtors subsequently entered into a promissory note receivable with the MMG, described below, for the full stock purchase price. No payment has ever been made against this note and between 2018 to present there has been $2,503 in additional borrowing.

Notes Receivable

The Company has notes receivable from Vivos Holdings, LLC and VREH, a member of Vivos Group, both related party affiliates due to their ownership percentage in the Company. In January 2021, MMG began applying the legal minimum rate of interest which per Virginia statute is 8.0% on two of the three defaulted notes receivable below. Per Code of Virginia the legal rate of interest shall be implied when there is an obligation to pay interest and no express contract to pay interest at a specified rate. However, it was determined that the two notes had clauses capping the default interest at 4.5% and 5.5% respectively. The rate adjustment for the allowed periods were made using the eligible agreement rates.

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

On November 15, 2017, MMG executed an intercompany promissory note receivable with VREH in the amount of $772. As defined by the agreement, the loan consists of two periods, whereby the first period from November 15, 2017, until September 30, 2018, no principal or interest payments are required. During the first loan period, interest accrued monthly and a new loan amount of $781 will be subject to a second loan period. During the second period, interest is payable in 20 equal consecutive installments and the principal balance plus accrued and unpaid interest is due September 30, 2023. Interest during both periods accrues at a rate of 3.5% annually. In 2018, all quarterly interest payments to be made in Phase 2 were offset by the management fees due to Vivos Holdings, LLC. In addition, principal payments totaling $30 were made by the Vivos Group. As of December 31, 2021, the total outstanding balance was $816 which includes accrued interest receivable of $64.

On June 12, 2019, MMG entered into a Personal Guaranty agreement with Dr. Doki, pursuant to which Dr. Naveen Doki personally guaranteed to MMG repayment of $3,000 of the balance of the Promissory Note issued to Vivos Debtors on November 15, 2017, within the 2019 calendar year via cash, stock, or other business assets acceptable to the Company. Dr. Doki is a 5% or greater beneficial holder of Company Common Stock, and therefore is a related party.

RELIABILITY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

As of February 2020, the Company filed a lawsuit against the majority shareholder, pursuant to the personal guaranty agreement for defaulting on the outstanding notes receivables.

In summary, the Vivos Group receivable totaled $4,258 on December 31, 2020, which included $2,007 of additional borrowings over the period between November 2016 and December 31, 2109. As of December 31, 2021, the receivable totaled $4,985.

On September 5, 2019, MMG entered into a Secured Promissory Note agreement with Vivos, pursuant to which MMG issued a secured promissory note to the Vivos Group in the principal amount of $750. The note bears interest at 2.5% per year and requires the Vivos Group to make monthly payments to MMG of $10 beginning December 1, 2019, with balance due and payable on November 1, 2026. Upon an event of default, which occurs upon failure of Vivos to make any monthly payment due under the terms of the note, MMG has the right to declare the entire unpaid balance of the note due and payable. The note is secured by 30,000,000 shares of Company Common Stock, which is due and payable upon a default by Vivos, which occurs upon failure of Vivos to make any monthly payment due under the terms of the note. In addition, both Naveen Doki and Silvija Valleru personally guaranty the repayment of the note by the Vivos Group. Naveen Doki and Silvija Valleru were beneficial owners of Vivos and are also 5% or greater beneficial owners of Company Common Stock, which is qualified by the Merger Arbitration complaint. As of December 31, 2021, the total outstanding balance was $790, which includes interest of $20.

Debt Settlement Agreements

On July 21, 2021, Maslow settled the obligation which Vivos Holdings, LLC had obligated Maslow to in July 2018, with Libertas Funding, LLC and Kinetic for $475. (See Section 1A).

On March 6, 2022, Maslow received a notice of default, acceleration, and demand for payment in full from FVCBank due to incurable events of default on behalf of Borrower Vivos Real Estate Holdings LLC. (See Note 10).

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

RELIABILITY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

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

The term “warrant” herein refers to warrants issued by MMG and assumed by the Company as a result of the Merger. The terms of all Warrants are the same other than as to the number of shares covered thereby. The Warrant may be exercised at any time or from time to time during the period commencing at 10:00 a.m. Eastern time on first business day following the completion of the Qualified Financing (as defined below) and expiring at 5:00 p.m. Eastern time on the fifth annual anniversary thereof (the “Exercise Period”). For purposes herein, a “Qualified Financing” means the issuance by the Company, other than certain excluded issuances of shares of Common Stock, in one transaction or series of related transactions, which transaction(s) result in aggregate gross proceeds actually received by the Company of at least $5,000. The exercise price per full share of the Company common stock shall be 120% of the average sale price of the Company common stock across all transactions constituting a part of the Qualified Financing, with equitable adjustments being made for any splits, combinations or dividends relating to the Company common stock, or combinations, recapitalization, reclassifications, extraordinary distributions and similar events, that occur following one transaction constituting a part of the Qualified Financing and prior to one or more other transactions constituting a part of the Qualified Financing (the “Exercise Price”). Convertible note warrants were not valued and included as liability on balance sheet because of uncertainty around their pricing, value and low probability at this juncture in receiving the $5,000 trigger.

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

RELIABILITY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

NOTE 13 - EMPLOYEE BENEFIT PLAN

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible full-time employees. The 401(k) Plan allows employees to make contributions subject to applicable statutory limitations. The Company currently does not match employee contributions.

NOTE 14 - BUSINESS SEGMENTS

The Company operates within four industry segments: EOR, Recruiting and Staffing, Permanent Placement (Direct Hire) and Video and Multimedia Production. The EOR segment provides media field talent to a host of large corporate customers in all 50 states. The Recruiting and Staffing segment provides skilled Media and IT field talent on a nationwide basis for customers in a myriad of industries. Permanent Placement fulfils direct hire requests by MMG clients for a wide variety of posts, including administrative, media and IT professionals. The Video and Multimedia Production segment provides Script to Screen services for corporate, government and non-profit clients, globally.

Segment operating income includes revenue and cost of services only. Currently, the Company is not allocating sales, general and administrative costs at the segment level.

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the periods indicated:

	December 31
	2021	2020
Revenue:
EOR	$21,346	$23,599
Recruiting and Staffing	3,613	4,478
Video and Multimedia Production	1,121	1,125
Permanent Placement	166	-
Total	$26,246	$29,202

NOTE 15- SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the balance sheet date of December 31, 2021, through March 31, 2021, the date on which the consolidated financial statements were available to be issued. Based upon this evaluation, management has determined that no material subsequent events have occurred that would require recognition in or disclosures in the accompanying consolidated financial statements, except as follows:

On March 6, 2022, Maslow received a notice of default, acceleration, and demand for payment in full from FVCBank due to incurable events of default on behalf of Borrower Vivos Real Estate Holdings LLC. Per the default notice, “As of March 2, 2022, the total indebtedness due and owing under the Loan (the ‘‘Debt’’) is $1,743 consisting of an unpaid principal balance in the amount of $1,703 accrued and unpaid interest in the amount of $7, deferred payments in the amount of $20 and late fees in the amount of $12 plus prepayment penalties and attorneys’ fees, costs and expenses,” less setoff fees of $16. Notwithstanding, Maslow has grounds to protest its status as a guarantor on the loan and is pursuing this matter with FVCBank. No assurances can be made to guarantee that the outcome of this matter is in the Company’s favor.

On March 21, 2022, the Company began its arbitration proceedings against the Vivos Group that is slated to run into the 2nd quarter of 2022, with anticipation of a decision by July 7, 2022. Maslow contends the Vivos Group committed merger violations and continues to pursue the defaults on the related party notes receivable. The outcome of the arbitration could result in relinquishment in whole or in part shares of Company common stock received by the Respondents in connection with the Merger.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

The Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2021, internal control over financial reporting was effective.

The consolidated financial statements of the Company for 2021 have been audited by the independent registered public accounting firm of Ramirez Jimenez International CPAs who were given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders and the Board of Directors. This annual report does not include an attestation report from the independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Compensation Committee

The Compensation Committee is responsible for, among other matters: (1) reviewing key team members compensation goals, policies, plans and programs; (2) reviewing and approving the compensation of our directors and executive officers; and (3) reviewing and approving employment agreements and other similar arrangements between us and our executive officers. The Committee shall have the authority to delegate any of its responsibilities, along with the authority to act in relation to such responsibilities, to one or more subcommittees as the committee may deem appropriate in its sole discretion. The Compensation Committee may invite such members of management to its meetings as it deems appropriate. However, the Compensation Committee meets regularly without such members present, and in all cases no officer may be present at meetings at which such officer’s compensation or performance is discussed or determined. The Committee has the authority, in its sole discretion, to select, retain and obtain the advice of a compensation consultant as necessary to assist with the execution of its duties and responsibilities. Neither the Compensation Committee nor management engaged a compensation consultant with respect to fiscal 2021.

Our Compensation Committee consists of Hannah Bible, Louis Parks, and John Chanaud. Our board of directors has adopted a written charter for the Compensation Committee.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is charged with the responsibility of ensuring a corporate governance framework is in place and provides oversight and guidance thereof, while also attracting and securing top talent for leadership positions.

The Committee is responsible for the following Nomination activities; (1) review our policies and ensure they are equipped with clear selection criteria; (2) determine criteria for director and executive officer qualifications (3) recommend to the Board candidates for election by the Board to fill vacancies occurring on the Board or corporate officers; (4) Consider stockholders’ nominees in accordance with applicable rules and regulations and develop procedures regarding the nomination process as required by the federal securities laws and the rules and regulations of the SEC and Nasdaq; (5) Make recommendations to the Board concerning the selection criteria to be used by the Nominating and Corporate Governance Committee in seeking nominees for election to the Board; and (6) Assist in attracting qualified candidates to serve on the Board and interview and otherwise assist in the screening of such candidates

The Committee is responsible for the following Corporate Governance Matters:(1) Develop and recommend to the Board corporate governance guidelines applicable to the Company; (2) Review board size, composition, and structure; (3) oversee areas of authority, segregation of duties; checks and balances; political spending, diversity, corporate social responsibility, communications, proxy filings and other stakeholder areas. (4) Review any issues relating to conflicts of interests and (in conjunction with the Audit Committee of the Board as necessary or appropriate) all related party transactions in accordance with SEC and Nasdaq requirements and report the same to the Board; and (5) perform annual board evaluations.

Other Committees

Our board of directors may establish other committees, including a Strategic Advisory Committee, as it deems necessary or appropriate from time to time.

Family Relationships

There are no family relationships among any of our executive officers or any of our directors.

Directors

Hannah Bible

Independent Director and Chairwoman,

Age: 42

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

Age: 61

Director Since: 2020

Committees Served: Audit Committee, Nominating and Corporate Governance Committee (Chair)

Louis A. Parks is Managing Member at Tyro Capital Management LLC, a New York City-based equity hedge fund, serving as the firm’s COO and CFO. Mr. Parks has spent over 30 years on Wall Street in various capacities of senior management. His responsibilities have included overseeing large work forces, managing risk, equity trading, implementing compliance and ethics protocols, client interface, marketing, and revenue production. In addition, he is an investor who focuses on deploying capital and providing expertise to small companies both independently and through his partnership stake in Metropolitan Business Funding, LLC. Mr. Parks was previously Senior Managing Director, Head of Equities at CL King & Associates as well as Senior Managing Director, Head of Equity Trading at Raymond James Financial. Mr. Parks began his career as an institutional equity sales trader covering both domestic and international accounts for Morgan Stanley & Company, Sanford C. Bernstein & Company, and Merrill Lynch & Company.

Mr. Parks holds Master of Business Administration and Master of Arts degrees from Columbia University, as well as Bachelor of Arts degrees from Columbia University, magna cum laude, Phi Beta Kappa, and New York University, cum laude. In 2000, he established the Louis A. Parks Fellowship in Classics at the Graduate School of Arts & Sciences at Columbia University to provide scholarship funding to graduate students studying ancient Greek & Roman history, language, and culture.

Mr. Parks serves as a director on both for-profit and non-profit boards.

John Chanaud

Independent Director

Age: 58

Director Since: 2020

Committees Served: Audit Committee (Chair), Compensation Committee, Nominating and Corp Governance Committee

Mr. Chanaud is Vice President and Chief Financial Officer of The Bernstein Companies an 85-year-old Washington, DC based real estate development, management, and investment firm where his primary responsibility is financial oversight and planning for the Company, its subsidiaries, and operating divisions. The Bernstein Companies invests in, develops, and operates multi-family properties, office buildings, hotels, and mixed-use projects, as well as operates a structured finance division managing tax credit investments across the country. During his time as VP & CFO the Company has had direct ownership interest in projects totaling over $3B, both through institutional investment funds and its own private portfolio. In addition, TBC’s structured finance division has directed another $2B+ in investments nationwide. Prior to joining Bernstein in 1997, Mr. Chanaud served for over 10 years as a Certified Public Accountant with a regional CPA firm. Mr. Chanaud is a member of the American Institute of Certified Public Accountants and the Maryland Association of CPA’s. He is a 1986 graduate of Towson University with a BS degree in accounting.

Nick Tsahalis

Age: 44

Director Since: 2019

Committees Served: Nominating and Corp Governance Committee

Nick Tsahalis began serving as President and Chief Executive Officer of Maslow Media Group Inc. in December 2016, after serving as CFO starting in October 2015. Mr. Tsahalis was instrumental in leading Maslow Media to the finish line to close on the Reverse Merger with Reliability, being named Director and President of Reliability upon conclusion of reverse merger on October 29, 2019. Prior to joining Maslow Media Group, Mr. Tsahalis was the CFO of Recycled Green Industries, a wholesale organic recycling company that procured materials through its commercial and residential land clearing division and through contracts with local government yard waste recycling facilities. Recycled Green was positioned for sale to Harvest Garden Pro, a national consumer products business that sold similar organic materials through relationships with national home retailers, Lowe’s, and Home Depot. Prior Mr. Tsahalis was the CFO of Atlantic Video, a video production company that produced multiple shows for ESPN in both Washington, D.C., and New York City. Additional experiences include the creative staffing industry, hotel industry and waste management. He has over 22 years of experience as an operational leader, covering accounting and finance, IT, Human Resources, and business development.

Executive Officers

Our board of directors appoints our executive officers and updates the executive officer positions as needed throughout the fiscal year. Each executive officer serves at the behest of our board of directors and until their successors are appointed, or until the earlier of their death, resignation, or removal.

The following table sets forth certain information with respect to our executive officers as of the date of this Annual Report:

Name	Age	Position

Nick Tsahalis	44	President and Chief Executive Officer
Mark Speck	61	Chief Financial Officer and Secretary

Code of Ethics

The Company is establishing a Code of Business Ethics and Corporate Conduct (the “Code of Conduct”) and expects to have the Code of Conduct approved in April 2022. Upon approval, the Company will file a Current Report on Form 8-K containing the Code of Conduct and it will also make the Code of Conduct available on our website at www.maslowmedia.com. If we amend or grant a waiver of one or more of the provisions of our Code of Business Ethics and Corporate Conduct, we intend to satisfy the requirements under Item 5.05 of Item 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Conduct that apply to our principal executive, financial and accounting officers by posting the required information on our website at the above address. Our website is not part of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Named Executive Officers

Our named executive officers for Fiscal 2021 are:

●	Nick Tsahalis, our President, and Chief Executive Officer
●	Mark Speck, our Chief Financial Officer, and Secretary

Throughout this section, the term “named executive officer” is intended to refer to the individuals identified above. During Fiscal 2021, we had only two named executive officers, each of whom is set forth above.

Summary Compensation Table

The following table presents compensation information for our named executive officers with respect to Fiscal 2021 and 2020. These structures are based on Maslow agreements with Vivos Holdings when Vivos Holdings owned Maslow before the Merger.

Name and Principal Position	Year	Salary ($)*	Bonus ($) **	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All Other Compensation ($) ***	Total ($)

Nick Tsahalis President and Chief	2021	$288	$95					$24	$407
Executive Officer	2020	$260	$78					$30	$368

Mark Speck Chief Financial Officer and	2021	$260	$75					$30	$355
Secretary	2020	$250	$90					$14	$354

(*)	Salary represents the annualized contracted salary of the executive and not the earned salary over the fiscal year.
(**)	Bonus amounts for 2021 have been deferred. Compensation Committee has authority to pay a discretionary portion up to 50% of the executive officer’s base salary.
(***)	Represents car allowance and premium subsidy for medical benefits.

Name	Board Member ($)	Audit Committee ($)	Compensation Committee ($)	Nominating & Governance Committee ($)	Chairperson of the Board ($)	Total ($)

Hannah Bible	$20					$20
Louis Parks	$20					$20
John Chanaud	$20					$20

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of Company Common Stock as of March 31, 2022, by:

●	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares of Company Common Stock;
●	each of our named executive officers and directors; and
●	all our executive officers and directors as a group.

Each stockholders’ percentage ownership is based on 300,000,000 shares of Company common stock outstanding as of March 31, 2022.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

The number and percentage of shares beneficially owned by a person includes shares that may be acquired by such person within 60 days of March 16, 2022, through the exercise of vested options or warrants, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

Except as otherwise set forth below, the address of the persons below is c/o Reliability, 22505 Gateway Center Drive, P.O. Box 71 Clarksburg, MD 20871.

Name	Directly Owned Shares of Common Stock	Percentage	Beneficial ownership of Common Stock	Percentage
Officers and Directors
Mark Speck, 22505 Gateway Center Drive, P.O. Box 71, Clarksburg, MD 20871	3,014,882	1.0%	3,276,052(1)	1.1%
Nick Tsahalis, 22505 Gateway Center Drive, P.O. Box 71, Clarksburg, MD 20871	3,276,052	1.1%	3,276,052	1.1%
All directors and executive officers as a group (2 persons)	6,290,934	2.1%	6,552,104	2.2%
5% Holders (6)
Naveen Doki,	10,138,882	3.4%	202,634,728(2)	67.5%
Silvija Valleru	4,972,644	1.7%	50,667,482(3)	16.9%
Shirisha Janumpally	192,495,846	64.2%	202,634,728(4)	67.5%
Kalyan Pathuri	45,684,838	15.2%	50,657,482(5)	16.9%
5% Holders Totals	253,292,210	84.4%

(1)	Represents (i) 3,014,882 shares held by Mr. Speck; (ii) 261,170 shares held by Hawkeye Enterprises Inc, a company owned and controlled by Mr. Speck.
(2)	Represents (i) 10,138,882 shares held by Mr. Doki; (ii) 20,661,816 shares held by Federal Systems, a company owned and controlled by Mrs. Janumpally, which Mr. Doki may be deemed to indirectly beneficially own as the husband of Mrs. Janumpally; (iii) 161,503,122 shares held by Judos Trust, a trust in which Mrs. Janumpally is the sole trustee and beneficiary, and of which Mr. Doki may be deemed to indirectly beneficially own as the husband of Mrs. Janumpally; and (iv) 10,330,908 shares held directly by Mrs. Janumpally which Mr. Doki may be deemed to indirectly beneficially own as the husband of Mrs. Janumpally.

(3)	Represents (i) 4,972,644 shares held by Mrs. Valleru; and (ii) 40,520,200 shares held by Igly Trust of which Mrs. Valleru may be deemed to indirectly beneficially own as the wife of Kalyan Pathuri, who is the sole trustee and beneficiary of the Igly Trust; and (iii) 5,164,638 shares held by Mr. Pathuri, which Mrs. Valleru may be deemed to indirectly beneficially own as the wife of Mr. Pathuri.
(4)	Represents (i) 10,138,882 shares that Mrs. Janumpally may be deemed to indirectly beneficially own as the wife of Mr. Doki; (ii) 20,661,816 shares held by Federal Systems, a company owned and controlled by Mrs. Janumpally; (iii) 161,503,122 shares held by Judos Trust, a trust in which Mrs. Janumpally is the sole trustee and beneficiary, and (iv) and 10,330,908 shares Mrs. Janumpally owns directly.
(5)	Represents (i) 5,164,638 shares held by Mr. Pathuri; (ii) 40,520,200 shares held by Igly Trust of which Mr. Pathuri is the sole trustee and beneficiary; and (iii) 4,972,644 shares held by Mrs. Valleru of which Mr. Pathuri may be deemed to indirectly beneficially own as the husband of Mrs. Valleru.
(6)	On or about June 5, 2020, the Company submitted a Claimant’s Notice of Intention to Arbitrate and Demand for Arbitration to the Respondents: Mr. Doki; Mrs. Valleru; Mrs. Janumpally (individually and in her capacity as trustee of Judos Trust); Kalyan Pathuri (individually in his capacity as trustee of Igly Trust) and Federal Systems (the “Respondents”). The Arbitration alleges that certain of the Respondents breached the Merger Agreement providing for the Merger of MMG into a subsidiary of Reliability, in a number of significant respects and potentially committed fraud in connection with the Merger. The Company is seeking damages which if granted will be the remedy set forth within the merger agreement which is primarily the relinquishment in whole or in part shares of Company Common Stock received by the Respondents in connection with the Merger. The Company has brought a motion to compel the Arbitration in accordance with the Merger Agreement which is currently being decided by the Federal Courts in New York. The Company believes a strong basis for the motion exists, but no assurance can be given that it will be granted. Regardless, the Company intends to pursue claims under the Merger Agreement in whatever venue is required.

The Company is seeking damages which if granted will likely be the remedy set forth within the merger agreement which is primarily the relinquishment in whole or in part shares of Company Common Stock received by the Respondents in connection with the Merger

The 5% holders listed above, although considered affiliates, currently do not actively participate in the management and policies of the Company.

Directors, Executive Officers, Promoters, and Control Persons

The following table sets forth the name and position of our current executive officers and directors.

Name	Age	Position(s)
Nick Tsahalis (1)	44	President and Director
Mark Speck (2), (6)	61	Chief Financial Officer, Secretary
Hannah Bible (3), (4)	42	Chairwoman of the Board, Director
Louis Parks (5)	61	Director
John Chanaud (7)	58	Director

(1)	On October 29, 2019, Nick Tsahalis was appointed as President of the Company. On October 30, 2019, Mr. Tsahalis was appointed as a director of the Company. In September 2021, Nick Tsahalis was appointed CEO of the company.

(2)	On October 29, 2019, Mark Speck was appointed as Chief Financial Officer, Secretary, and as a director of the Company.

(3)	On April 25, 2014, Hannah Bible was appointed as a director of the Company.

(4)	On November 13, 2019, Hannah Bible, was appointed Chairwoman of the board.
(5)	On August 10, 2020, Louis Parks was appointed director of the Company.
(6)	On October 7, 2020, Mark Speck voluntarily resigned as Director
(7)	On October 7, 2020, John Chanaud was appointed director of the Company

Equity Compensation Plans

None at this time.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policy on Review and Approval of Transactions with Related Persons

Our board of directors is currently primarily responsible for developing and implementing processes and controls to obtain information from our directors, executive officers, and significant stockholders regarding related-person transactions and then determining, based on the facts and circumstances, whether we or a related person has a direct or indirect material interest in these transactions. Our Audit Committee is responsible for the review, approval, and ratification of “related-person transactions” between us and any related person. Under SEC rules, a related person is a director, executive officer, nominee for director or beneficial holder of more than of 5% of any class of our voting securities or an immediate family member of any of the foregoing. In the course of its review and approval or ratification of a related-person transaction, the Audit Committee will consider:

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Through December 31, 2021, the Company’s principal independent registered accountant was RJI International CPAs (“RJI”).

Aggregate fees billed or incurred related to the following years for fiscal 2021 and 2020 by RJI is set forth below.

	2021	2020

Audit Fees (1)	$100	$94
Audit-Related Fees (2)
Tax Fees	$14	$25
All Other Fees
Total	$114	$119

(1)	Audit fees consist principally of fees for the audit of our consolidated financial statements, review of our interim consolidated financial statements and audit services related to our acquisitions.
(2)	These fees consist principally of fees related to the preparation of SEC registration statements, acquisition due diligence, and U.S. Department of Labor filings.

Selection

The Audit Committee appointed RJI as our independent registered public accounting firm for Fiscal 2021 and RJI has served in this capacity since 2009.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2022.

RELIABILITY INCORPORATED

By:	/s/ Nick Tsahalis
Name:	Nick Tsahalis
Title:	President and Chief Executive Officer

By:	/s/ Mark Speck
Name:	Mark Speck
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2022.

By:	/s/ Nick Tsahalis
Name:	Nick Tsahalis
Title:	President and Chief Executive Officer

By:	/s/ Louis Parks
Name:	Louis Parks
Title:	Director

By:	/s/ Hannah Bible
Name:	Hannah Bible
Title:	Chairperson of the Board

By:	/s/ John Chanaud
Name:	John Chanaud
Title:	Director

EXHIBIT INDEX

(d)	The following Exhibits are filed with this Annual Report on Form 10-K:

Exhibit No.	Description
2.1	Merger Agreement, by and among Reliability, R-M Merger Sub, Inc., Jeffrey Eberwein, The Maslow Media Group, Inc., and Naveen Doki, and Silvija Valleru (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2019).
2.2	Statement of Merger as filed with the Secretary of State of the State of Virginia on October 29, 2019 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
3.1	Restated Articles of Incorporation (with amendment) (incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 1995).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 5.03 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 5.03 of the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2014).
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 5.03 of the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2014).
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.03 of the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2013).
3.6	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2004).
3.7	Amended Bylaws (incorporated by reference to Exhibit 3.01 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2007).
10.1	Intercompany Promissory Note dated November 15, 2016, between Maslow (as Lender) and Vivos Holdings, LLC (as Borrower) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.2	Intercompany Promissory Note dated November 15, 2017, between Maslow (as Lender) and Vivos Real Estate, LLC (as Borrower) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.3	Settlement Agreement dated October 25, 2018, between Maslow, Vivos Holdings, Silvija Valleru Naveen Doki in relation to default of Future Receivables Sales Agreement with Kinetic Direct Funders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.4	Amendment to Settlement Agreement dated April 10, 2019, between Maslow, Vivos Holdings, Silvija Valleru Naveen Doki in relation to default of Future Receivables Sales Agreement with Kinetic Direct Funding LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.5	Settlement Agreement dated December 10, 2018, by and among Maslow, Vivos Holdings, LLC, Vivos Acquisitions, LLC, Naveen Doki, Silvija Valleru, and CC Business Solutions, a division of Credit Cash NJ, LLC, in relation to Accounts Receivable Advance Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.6	Settlement Agreement dated January 24, 2019, between Maslow, Vivos Holdings, LLC, and Advantage Capital Funding in relation to default of July 5, 2018, Purchase and Sale of Future Receipts Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.7	Factoring and Security Agreement dated November 4, 2016, between Maslow and Advance Business Capital LLC (d/b/a Triumph Business Capital) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.8	First Amendment to Factoring and Security Agreement dated January 5th, 2018, between Maslow and Advance Business Capital LLC (d/b/a Triumph Business Capital) (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.9	Second Amendment to Factoring and Security Agreement dated March 30th, 2018, between Maslow and Advance Business Capital LLC (d/b/a Triumph Business Capital) (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.10	Securities Purchase Agreement dated June 27, 2019, between Maslow and Hawkeye Enterprises, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.11	Convertible Promissory Note dated June 27, 2019, between Maslow and Hawkeye Enterprises, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.12	Warrant Agreement dated June dated June 27, 2019, between Maslow and Hawkeye Enterprises, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.13	Securities Purchase Agreement dated June 31, 2019, between Maslow and Mark Speck (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.14	Convertible Promissory Note dated June 31, 2019, between Maslow and Mark Speck (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.15	Warrant Agreement dated June dated June 31, 2019, between Maslow and Mark Speck (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).

10.16	Securities Purchase Agreement dated July 31, 2019, between Maslow and Nick Tsahalis (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.17	Convertible Promissory Note dated July 31, 2019, between Maslow and Nick Tsahalis (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.18	Warrant Agreement dated June dated July 31, 2019, between Maslow and Nick Tsahalis (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.19	Professional Services Agreement dated May 11, 2017, between Maslow and AT&T Services, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.20	Commercial Lease Agreement dated December 19, 2017, between Maslow and Vivos Real Estate, LLC (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.21	Personal Guaranty dated June 12, 2019, between Maslow and Naveen Doki (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.22	Debt Conversion Agreement by and among Reliability Incorporated and Lone Star Value Investors, LP (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.23	Debt Conversion Agreement by and among Reliability Incorporated and Lone Star Value Co-Invest I, LP (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.24	Form of Piggyback Registration Rights Agreement by and among Reliability and certain Investors (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.25	Form of Lock Up Agreement by and between Reliability and certain Holders (incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.26	Secured Promissory Note dated September 5, 2019, between Maslow (as Noteholder) and Vivos Holdings, LLC (as Debtor) (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.27	Igly Trust Joinder to Merger Agreement dated October 22, 2019 (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.28	Judos Trust Joinder to Merger Agreement dated October 22, 2019 (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.29	Shirisha Janumpally Joinder to Merger Agreement dated October 22, 2019 (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.30	Agreement for the Contingent Liquidation of the Common Stock of Maslow Media Group, Inc., dated October 28, 2019, by and among Maslow Media Group, Inc., Naveen Doki, Silvija Valleru, Shirisha Janumpally, Kalyan Pathuri and Federal Systems (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
21.1	Subsidiaries of the Registrant. *
31.1	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.
†	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

