Form 10-Q
period 2022-03-31
RELIABILITY INC
filed 2022-05-16
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 300,000,000 shares of Common Stock, no par value, as of March 31, 2022.

RELIABILITY INCORPORATED

Quarterly Report on Form 10-Q

As of and For the Three Ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	March 31	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$69	24
Trade receivables, net of allowance for doubtful accounts	5,044	6,405
Retention credit receivable	2,494	2,494
Notes receivable from related parties	5,039	4,985
Prepaid expenses and other current assets	249	331
Total current assets	12,895	14,239

Property, plant and equipment, net	41	49
Total assets	$12,936	14,288
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Factoring Liability	$1,590	946
Accounts payable	847	1,205
Accrued expenses	266	404
Accrued payroll	513	1,629
Deferred revenue	176	176
Income taxes payable	688	517
Other current liabilities	-	1
Total current liabilities	4,080	4,878

Total liabilities	4,080	4,878
Commitment and contingencies (Note 6)
Subsequent events (Note 10)
SHAREHOLDERS’ EQUITY
Common stock, without par value, 300,000,000 shares authorized, 300,000,000 issued and outstanding as of March 31, 2022, and as of December 31, 2021
Additional paid-in capital	750	750
Retained earnings	8,106	8,660
Total shareholders’ equity	8,856	9,410

Total liabilities and shareholders’ equity	$12,936	14,288

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Three Months Ended March 31
	2022	2021
Revenue earned
Service revenue	$5,783	$5,794
Cost of revenue
Cost of revenue	5,053	5,047
Gross profit	730	747
Selling, general and administrative expenses	1,305	810
Operating loss	(575)	(63)
Other income (expense)
Interest income	54	74
Interest expense	(29)	(45)
Other income (expense)	(2)	-
Income (loss) before income tax (expense) benefit	(552)	(34)
Income tax (expense) benefit	(2)	6
Consolidated net income (loss)	(554)	(28)
Net income per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Share used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

For the Three Months Ended March 31, 2022, and 2021

(amounts in thousands, except per share data)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total Equity
Balance, December 31, 2020	$300,000,000	$-	750	767	1,517
Net Loss	-	-	-	(28)	(28)
Balance, March 31, 2021	300,000,000	-	750	739	1,489

Balance, December 31, 2021	$300,000,000	$-	750	8,660	9,410
Net Loss	-	-	-	(554)	(554)
Balance, March 31, 2022	300,000,000	-	750	8,106	8,856

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Three Months Ended March 31
	2022	2021
Cash flows from operating activities:
Net loss	$(554)	(28)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9	19
Accrued interest	(54)	(60)
Changes in operating assets and liabilities:
Trade receivables	1,361	2,584
Retention credit receivable	-	-
Prepaid expenses and other current assets	82	50
Accounts payable	(358)	(402)
Accrued payroll	(1,116)	351
Accrued expenses	(138)	(56)
Other liabilities	(1)	(1)
Income taxes payable	171	(44)
Net cash provided by (used in) operating activities	$(598)	2,413
Cash flows from investing activities:
Purchase of fixed assets	(1)	(3)
Net cash used in investing activities	$(1)	(3)
Cash flows from financing activities:
Net borrowing/(repayment) of line-of-credit	644	(2,408)
Repayment of note payable	-	(38)
Repayment of notes receivable from related parties	-	24
Net cash provided by (used in) financing activities	$644	(2,422)
Net decrease in cash and cash equivalents	45	(12)
Cash and cash equivalents, beginning of year	24	70
Cash and cash equivalents, end of year	$69	58

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(amounts in thousands)

	For the Three Months Ended March 31,
Supplemental disclosures of cash flow information:	2022	2021
Cash paid during the year for:
Interest	$(29)	$-
Income taxes	$(6)	$-

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

Company Background

On November 9, 2016, Linda Maslow sold the business to Vivos Holdings, LLC (“Vivos Holdings”) owned by Dr. Naveen Doki (“Dr. Doki”) and Silvija Valleru (“Ms. Valleru”).

In 2018, Vivos Holdings and several other Vivos companies, (“Vivos Group”) engaged an investment banker who approached management of Reliability to discuss a potential reverse merger transaction. The other investors who collaborated on a share swap of MMG for other Vivos companies were Shirisha Janumpally (“Mrs. Janumpally”), wife of Dr. Doki, and Kalyan Pathuri (“Mr. Pathuri”), husband of Silvija Valleru.

These 4 individuals, Dr. Doki, Mrs. Janumpally, Mr. Pathuri, and Mrs. Valleru also have common ownership combinations in a number of other entities [Vivos Holdings, LLC. Vivos Real Estate Holdings, LLC (“VREH”), Vivos Holdings, Inc., Vivos Group, Vivos Acquisitions, LLC., and Federal Systems, LLC], (collectively referred to herein as “Vivos Group”).

The reverse merger was consummated on October 29, 2019. As a result of the Merger, the Vivos Group (Vivos Holdings LLC, officially) acquired approximately 84% of the issued and outstanding shares of Reliability which were distributed by Vivos Holdings LLC.

On October 29, 2019, MMG became a wholly owned subsidiary of Reliability by merging R-M Merger Sub, Inc., a Virginia corporation and a wholly owned subsidiary of Reliability, with and into Maslow, with MMG being the surviving corporation (the “Merger”). The Merger is more fully described in our Current Report on Form 8-K filed on October 30, 2019.

The Company ceased to be a “shell” company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) by virtue of its ownership of MMG following the Merger. The acquisition of MMG also resulted in a “change in control” of Reliability.

On or about February 25, 2020, the Company, as plaintiff, filed a complaint with the Circuit Court of Montgomery County, Maryland against Vivos Holdings, LLC, Vivos Real Estate Holdings, LLC and Dr. Doki (collectively “Vivos Debtors”), to enforce Maslow’s rights under certain promissory notes and a personal guarantee made by the Dr. Doki. On or about May 6, 2020, the Defendants filed a counterclaim and third-party complaint for Damages, declaratory and injunctive Relief and jury Demand (the “Counterclaim”).

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(amounts in thousands, except per share data)

The Company also began pursuing arbitration in New York in 2020 which was the contractual remedy for breaches of the Merger agreement between MMG and Reliability. It is the Company’s contention that the Vivos Group failed to disclose several material pieces of information to Reliability management pre-merger as was required by the Merger agreement. Additionally, the Vivos Group declined to honor a number of commitments made to Reliability including a $3,000 promissory note and an agreement to shield the Company from their personal debt per the “Liquidation Agreement” (See 1A and Item 3). Per the Merger Agreement, these breaches can lead to a loss of up to all shares in Reliability for the Vivos group.

On December 23, 2020, at a hearing in the Maryland Circuit Court of Montgomery County, Maryland, a motion by the Vivos Group to compel a shareholder meeting was summarily dismissed. On January 20, 2021, Defendants and Counter/Third-Party Plaintiffs, Vivos, VREH, Dr. Doki, Mr. Pathuri, Igly, Judos, by counsel, filed a Notice of Appeal on the dismissal. However, the deadline to pursue the appeal lapsed absent additional filings by the Vivos Group.

On July 21, 2021, MMG settled the obligation which with it had been committed by Vivos Holdings, LLC in July 2018, with Libertas Funding, LLC and Kinetic for $475. This debt belonged to Vivos Holdings LLC, and the aforementioned Liquidation Agreement, had been created as a safeguard to shelter MMG should Vivos Holdings, LLC default, which actually transpired prior to the Merger closing in October 2019. (See Section 1A).

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

On March 21, 2022, the Company began its arbitration proceedings against the Vivos Group. MMG contends the Vivos Group committed merger violations which could result in relinquishment in whole or in part shares of Company common stock received by the Respondents in connection with the Merger. We anticipate an arbitration decision in the third quarter 2022.

We refer below to the disputes between Reliability and the Vivos Group as the “Vivos Matter.”

“Upon a final resolution as to the underlying ownership and rights of certain shareholders, the Company intends to hold an annual meeting of shareholders within a reasonable time thereafter.”

Basis of presentation

The unaudited condensed consolidated interim financial statements include the accounts of the Company and all wholly owned divisions, including its 100% owned subsidiary, MMG. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(amounts in thousands, except per share data)

Concentration of Credit Risk

For the three months ended March 31, 2022, 24.2% of revenue came from AT&T Services, Inc. (inclusive of its DirecTV division) (“AT&T”), 21.4% from Goldman Sachs, and 11.2% from Janssen Pharmaceuticals (which includes workforce partners Ortho McNeil and Johnson & Johnson). Combined, this totals 56.8% of revenue. AT&T, Goldman Sachs, Janssen, and Morgan Stanley accounted for 24.6%, 15.4%, 9.2% and 13.6%, respectively, in revenue for the same period ended March 31, 2021. No other client has exceeded 10% of revenues in 2022 or 2021.

NOTE 2. LIQUIDITY AND GOING CONCERN

Going Concern

Management considers on a regular basis, the Company’s ability to continue as a going concern. The factors which have impacted the business and our liquidity are;

●	Uncertainty in outcome of the arbitration hearing with Vivos Group which will likely have decision rendered in the third quarter 2022;
●	Operating loss of approximately $575 for the quarter ending March 31, 2022;
●	The slow-moving rebound of client demand for our services to pre-pandemic levels;
●	Difficulties in raising cash via public markets for organic and inorganic growth, due to lack of unissued authorized shares available for Company use;
●	Inability to realize approximately $5M in notes receivables from Vivos Group;
●	Commitments And Contingencies, described further in Note 6.

All these conditions noted and factored in above with the prevailing risk being that the arbitration (see Item 1) outcome is not in the Company’s favor, and the $5,039 in notes receivable is not realized in full, part, or all, creates substantial doubt about the Company’s ability to continue as a going concern.

Additionally, from an operational view the underlying business has yet to fully recover from COVID-19 with current quarterly comparative revenue levels down as much as 47% from 2019 standards.

Therefore, there can be no assurances that the Company will be successful in managing the impact of the foregoing or its ability to maintain sufficient liquidity over a period of time that will allow it to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome from these uncertainties.

The Company is quoted on the OTC Marketplace under the symbol “RLBY”.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(amounts in thousands, except per share data)

NOTE 3. ACCOUNTS RECEIVABLE

Accounts Receivable can be broken down as follows

	3/31/2022	12/31/ 2021
Accounts Receivable
Trade receivables	$4,657	5,592
Unbilled receivables	387	813
Less allowance for doubtful accounts	-	-
Total Trade Accounts Receivable	5,044	6,405

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Adopted Accounting Pronouncements

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

NOTE 5. DEBT

Tax Liabilities

When MMG was initially acquired by Vivos Holdings, LLC in December 2016, the Company’s corporate status was changed from an S Corp to a C Corp due to its new ownership structure. This triggered an accelerated tax event, a $215 estimated annual impact per year for 4 years which was accounted for in subsequent tax returns through 2019. In 2021 MMG completed settlement of the estimated $860 tax liability caused by the Vivos Group in 2017, paying the final estimated portion of $300 in 2021.

As of March 31, 2022, the Company’s overall tax liability was $688 compared to $517 at end of same period in 2021.

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(amounts in thousands, except per share data)

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

In accordance with the agreement, a reserve amount is required for the total unpaid balance of all purchased accounts multiplied by a percentage equal to the difference between one hundred percent and the advanced rate percentage. As of March 31, 2022, the required amount was 10%. Any excess of the reserve amount is paid to the Company on a weekly basis, as requested. If a reserve shortfall exists for a period of ten-days, the Company is required to make payment to the financial institution for the shortage.

Accounts receivables were sold with full recourse. Proceeds from the sale of receivables were $2,811 for the three-month period ending March 31, 2022, compared to $1,332 for the same period ending on March 31, 2021. The total outstanding balance under the recourse contract was $1,590 on March 31, 2022, compared to $946 as of December 31, 2021, and $592 on March 31, 2021.

The Factoring Facility is collateralized by substantially all the assets of the Company. In the event of a default, the Factor may demand that the Company repurchase the receivable or debit the reserve account. Total finance line fees for the three months ended March 31, 2022, and 2021 totalled $29 and $32 respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

There are a number of debts and confessions of judgement (“COJ”) related to the Vivos Group that included MMG as a co-signer or guarantor at some stage in the Vivos Group debt process from November 2016 through October 29, 2019, when Vivos Holdings LLC owned Maslow.

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

On March 3, 2022, MMG received a notice of default, acceleration, and demand for payment in full, from FVCBank due to incurable events of default on behalf of Borrower, Vivos Real Estate Holdings LLC. Per the default notice, “As of March 2, 2022, the total indebtedness due and owing under the Loan (the ‘‘Debt’’) is $1,743 consisting of an unpaid principal balance in the amount of $1,703 accrued and unpaid interest in the amount of $7, deferred payments in the amount of $20 and late fees in the amount of $12 plus prepayment penalties and attorneys’ fees, costs and expenses,” less setoff fees of $16. MMG believes it has grounds to contest it being a guarantor on the loan.

Credit Cash: MMG has not been formally notified of an obligation to pay Credit Cash due to a now known default on Vivos Group’s COJ.

On October 9, 2018, Maslow Media Group, Inc. was named as a defendant in an Affidavit of COJ filed in the Supreme Court of the State of New York in relation to a case brought by Hop Capital against members of the Vivos Group, which had collectively agreed to pay a sum of $400 to HOP Capital. Maslow Media Group, Inc. is named as one defendant among six other defendants. The claim brought by HOP Capital against the defendants in this case is in relation to a Merchant Agreement dated October 4, 2018, to which Maslow Media Group, Inc. was not a party. As such, MMG contends that being named in the Affidavit of COJ as a defendant was made in error and is currently seeking to have its name removed from Affidavit of COJ as a defendant. As of March 24, 2022, we have not been contacted again on this matter, nor have we been notified on any developments.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(amounts in thousands, except per share data)

On February 28, 2020, Healthcare Resource Network, LLC filed a complaint against MMG in the Circuit Court of Montgomery County, Maryland alleging that MMG participated with the Vivos Group to financially harm the plaintiff. The plaintiff has not specified any alleged damage caused by MMG and the Company believes any claims are without merit.

On or about May 6, 2020, the Vivos Debtors and other Vivos Group members, specifically. Mr. Pathuri, Judos, and Igly responded to the Vivos Default Claim with the “Vivos Default Counterclaim”. The Company continues to believe that the Counterclaim has no merit and is vigorously defending itself and its indemnified officers, directors and other parties as permitted by the Company’s organizational documents, via a March 2022 arbitration hearing which both parties agreed on September 7, 2021, to resolve their disputes before a single arbitrator in Maryland. The hearing portion began on March 21 and has since concluded. There are other phases in progress. A decision isn’t anticipated until the third quarter, 2022.

At the present time, the Company is uncertain as to whether any of the above items will have a material impact on their consolidated financial statements.

NOTE 7. EQUITY

The Company’s authorized capital stock consists of 300,000,000 shares of common stock, with no par value. All authorized shares of Company Common Stock are issued and outstanding.

NOTE 8. RELATED PARTY TRANSACTIONS

Stock Purchase Agreement

On November 9, 2016, Vivos Holdings LLC, the former owner of MMG, acquired 100% of MMG through a stock acquisition exchange for a purchase price of $1,750, of which: (i) $1,400 was paid at settlement with proceeds from MMG and (ii) a promissory note to pay the remaining $350 (“Vivos/MMG Purchase Agreement”). The promissory note was to be paid in twenty-four equal installments, including interest at 4.5%, in the amount of approximately $15, commencing six months after closing, with the last payment on March 1, 2019. These payments were paid by the MMG on behalf of the Vivos Debtors. The Vivos Debtors subsequently entered into a promissory note receivable with the MMG, described below, for the full stock purchase price. No payment has ever been made against this note and between 2018 to present, there has been $2,503 in additional borrowing.

Notes Receivable

The Company has notes receivable from Vivos Holdings, LLC and VREH, a member of Vivos Group, both related party affiliates due to their ownership percentage in the Company. In January 2021, MMG began applying the legal minimum rate of interest which per Virginia statute is 8.0% on two of the three defaulted notes receivable below. Per the Code of Virginia, the legal rate of interest shall be implied when there is an obligation to pay interest and no express contract to pay interest at a specified rate. However, it was determined that the two notes had clauses capping the default interest at 4.5% and 5.5% respectively. The rate adjustment for the allowed periods were made using the eligible agreement rates.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(amounts in thousands, except per share data)

In connection with the Vivos/MMG Purchase Agreement, on November 15, 2016, MMG executed a promissory note receivable with Vivos Holdings LLC in the amount of $1,400. As defined by the Vivos/MMG Purchase Agreement, the loan consists of two periods, whereby the first period from November 15, 2016, until September 30, 2018, no principal or interest payments were required. Interest would accrue monthly and a new loan in the amount of $1,773 would be subject to a second loan period. During the second loan period, interest shall be paid in 20 equal consecutive payments, quarterly. Principal plus any unpaid interest is due September 20, 2023. Interest during both loan periods accrues at a rate of 2.5%. Additionally, monthly payments of $15 are made on behalf of Vivos Holdings, Inc. to the seller by MMG. These payments, plus any other payments made by MMG on behalf of Vivos Holdings, LLC, are added to the principal balance of the promissory note receivable (“Vivos/MMG Purchase Agreement Note Receivable”). In 2018, all quarterly interest payments to be made in phase 2 were offset by the management fees due to Vivos Holdings. As of March 31, 2022, the total outstanding balance on this note was $3,420 which includes accrued interest for period of $38.

On November 15, 2017, MMG executed an intercompany promissory note receivable with VREH in the amount of $772. As defined by the agreement, the loan consists of two periods, whereby the first period from November 15, 2017, until September 30, 2018, no principal or interest payments are required. During the first loan period, interest accrued monthly and a new loan amount of $781 will be subject to a second loan period. During the second period, interest is payable in 20 equal consecutive instalments and the principal balance plus accrued and unpaid interest is due September 30, 2023. Interest during both periods accrues at a rate of 3.5% annually. In 2018, all quarterly interest payments to be made in Phase 2 were offset by the management fees due to Vivos Holdings, LLC. In addition, principal payments totaling $30 were made by the Vivos Group. As of March 31, 2022, the total outstanding balance was $823 which includes accrued interest for period of $11.

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

In summary, the Vivos Group receivable totaled $4,258 on December 31, 2020, which included $2,007 of additional borrowings over the period between November 2016 and December 31, 2019. As of March 31, 2022, and December 31, 2021, the receivable totaled $5,039 and $4,985, respectively.

On September 5, 2019, MMG entered into a Secured Promissory Note agreement with Vivos, pursuant to which MMG issued a secured promissory note to the Vivos Group in the principal amount of $750. The note bears interest at 2.5% per year and requires the Vivos Group to make monthly payments to MMG of $10 beginning December 1, 2019, with balance due and payable on November 1, 2026. Upon an event of default, which occurs upon failure of Vivos to make any monthly payment due under the terms of the note, MMG has the right to declare the entire unpaid balance of the note due and payable. The note is secured by 30,000,000 shares of Company Common Stock, which is due and payable upon a default by Vivos, which occurs upon failure of Vivos to make any monthly payment due under the terms of the note. In addition, both Dr. Doki and Silvija Valleru personally guaranty the repayment of the note by the Vivos Group. Dr. Doki and Silvija Valleru were beneficial owners of Vivos and are also 5% or greater beneficial owners of Company Common Stock, which is qualified by the Merger Arbitration complaint. On December 31, 2021, the total outstanding balance was $790, which includes interest for period of $5. As of March 31, 2021, the total outstanding balance was $795, which includes interest for period of $5.

Debt Settlement Agreements

On July 21, 2021, MMG settled the obligation which Vivos Holdings, LLC had obligated MMG to in July 2018, with Libertas Funding, LLC and Kinetic for $475.

On March 6, 2022, MMG received a notice of default, acceleration, and demand for payment-in-full from FVCBank due to incurable events of default on behalf of Borrower Vivos Real Estate Holdings LLC.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(amounts in thousands, except per share data)

Related Party Relationships

On October 29, 2019, prior to the Merger, pursuant to the Merger Agreement, Dr. Doki and Silvija Valleru became beneficial owners of 206,606,528 and 51,652,908 shares of RLBY Common Stock, respectively, equal to 68.9% and 17.2% of the total number of shares of RLBY Common Stock outstanding after giving effect to the Merger, respectively. The Company is seeking damages which if granted will likely be the remedy set forth within the Merger Agreement which is primarily the relinquishment in whole or in part shares of Company Common Stock received by the Respondents in connection with the Merger.

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

On July 31, 2019, prior to the Merger, MMG entered into a Securities Purchase Agreement with Nick Tsahalis, an executive officer and director of MMG. Pursuant to this agreement, the Company issued to this individual 32,646 (on a post-Merger basis) the shares of MMG Common Stock, and a Warrant to purchase 16,323 (on a post-Merger basis) shares of the MMG Common Stock, and a Convertible Promissory Note of same date in the initial principal amount of $100, in exchange for $100. The note bore interest at 12% per year, with balance of $112 becoming due and paid in full on July 31, 2020.

On September 18, 2019, in anticipation of the closing of the Merger and intending that it be assumed by MMG after the closing of the Merger, Hawkeye entered into a letter of intent (the “LOI”) regarding the potential acquisition of a complementary business. MMG was then prohibited from entering into the LOI directly. In connection with the LOI, Hawkeye paid a non-refundable deposit of $75 with the understanding that after the closing of the Merger, the LOI would be assigned to the Company and the Company would reimburse Hawkeye for the deposit. On October 17, 2019, Hawkeye assigned, and MMG agreed to assume the LOI and reimbursed Hawkeye for the deposit. The reimbursement took place on May 8, 2020, totalling $83.

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(amounts in thousands, except per share data)

On September 7, 2021, the Company entered in Arbitration and Tolling Agreements with alleged shareholder Dr. Doki, and his affiliates and all other persons who were parties to the pending litigation previously reported in the Texas, New York and Maryland courts and before the American Arbitration Association. The Agreements call for the stay or dismissal of the pending litigation, with the parties agreeing to resolve their disputes before a single arbitrator in Maryland. The parties also agreed to maintain the status quo in corporate governance and related matters pending a final non-appealable judgment confirming any award in arbitration. The parties also signed a Tolling Agreement to toll the statute of limitations following the dismissal of a pending litigation.

NOTE 9. BUSINESS SEGMENTS

The Company operates within four industry segments: EOR, Recruiting and Staffing, Permanent (Direct) Placements and Video and Multimedia Production. The EOR segment provides media field talent to a host of large corporate customers in all 50 states. The Recruiting and Staffing segment provides skilled media and IT field talent on a nationwide basis for customers in a myriad of industries. Permanent Placements was added as a segment in the second quarter 2021 as the Company began to take on clients who desired the Company source candidates for permanent hire on a regular basis. The Video and Multimedia Production segment provides Script to Screen services for corporate, government and non-profit clients, globally.

The following table provides a reconciliation of revenue by reportable segment to consolidated results for the three months ended March 31, 2022, and 2021, respectively:

For the three months ended March 31:

	2022	2021
Revenue:
EOR	$4,773	$4,497
Recruiting and Staffing	923	884
Permanent Placement	39	-
Video and Multimedia Production	48	413
Total	$5,783	$5,794

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 15, 2022, the date on which the unaudited condensed consolidated financial statements were available to be issued. Based upon this evaluation, management has determined that no material subsequent events have occurred that would require recognition in or disclosures in the accompanying unaudited condensed consolidated financial statements, except as follows:

MMG signed a 1-year extension with AT&T (until 3/31/2023) and a 2-year extension with DirecTV (until 3/31/2024).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This section includes several forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to future events and financial performance. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “can,” “could,” “should,” “intends,” “project,” “predict,” “plans,” “estimates,” “goal,” “target,” “possible,” “potential,” “would,” “seek,” and similar references to future periods. These statements are not a guarantee of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: the impact of the COVID-19 pandemic on us and our clients; our ability to access the capital markets by pursuing additional debt and equity financing to fund our business plan and expenses on terms acceptable to the Vivos Group or at all; negative outcome of pending and future claims and litigation and our ability to comply with our contractual covenants, including in respect of our debt; potential loss of clients and possible rejection of our business model and/or sales methods; weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers’ projects or the inability of our customers to pay our fees; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; and government policies, legislation or judicial decisions adverse to our businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. We recommend readers to carefully review the entirety of this Quarterly Report, the “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and the other reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

The following discussion and analysis of our financial condition and results of operations, our expectations regarding the future performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors including those described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, with the SEC. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with our financial statements and related notes thereto and other financial information included in this Quarterly Report on Form 10-Q.

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

There have been no material changes or developments in the Company’s evaluation of the accounting estimates and the underlying assumptions or methodologies that it believes to be Critical Accounting Policies and Estimates as disclosed in its Form 10-K for the year ended December 31, 2021.

Management’s Discussion included in the Form 10-K for the year ended December 31, 2021, includes discussion of various factors and items related to the Company’s results of operations and liquidity. There have been no other significant changes in most of the factors discussed in the Form 10-K and many of the items discussed in the Form 10-K are relevant to 2022 operations; thus, the reader of this report should read Management’s Discussion included in Form 10-K for the year ended December 31, 2021.

RESULTS OF OPERATIONS

Revenues

Revenues for the three months ended March 31, 2022, was $5,783 which was $11 or 0.2% less than for the same period in 2021 with revenue at $5,794. Video Production and IT staffing had the greatest negative impact, falling $218 (comparatively) and $209 in year over year quarterly revenue.

EOR grew, delivering $4,773 versus $4,500 in the first quarter ending March 31, 2021. The $273 or 6.1% increase resulted in EOR revenue garnering 82.5% of the quarterly revenue, which was consistent with its fourth quarter 2021 performance.

Our designated Video Production revenues formerly included adhoc freelance production/media staffing. With our staffing solutions expanding in 2022, we now separate all staffing solutions into its respective category. Video production will now only consist of project-based services. These solutions include global crewing, production management to include in studio and on location projects as well as postproduction services.

This change which had an estimated $145 impact in the first quarter contributed to a $363 decline in Video Production revenue, to a total of $48, in the first quarter 2022 to its first quarter comparative of $411 in 2021. Conversely, Media Staffing revenue grew $250 or 41% to $860 in the first quarter 2022.

Permanent Placement, which became a new segment in the second quarter 2021, posted $39 in revenue in the quarter ending March 31, 2022.

Cost of Revenue / Gross Profit

Gross profit for the three-month period ending March 31, 2022, was $730 representing 12.6% of revenues, which was $17 lower from the $747 in gross profit MMG earned in 2021’s first quarter when the gross margin was at 12.9%.

Permanent Placement margins were at 89%, IT Staffing at 19.4%, Media Staffing at 23%, and EOR at 10.4%. Lower comparative margin can be attributed to a loss of an estimated $69 in IT staffing gross profit due to the segment’s decline in business. EOR increasing its share of revenue from 77.7% to 82.5%; at a lower-than-average margin of 10.4%, also attributed to the slight year over year margin contraction.

EOR margins tend to be stronger at the beginning of the year before volume incentives kick in for a few of our larger clients thus causing some relational margin compression. Video Production which saw a number of its 2021 clients or work portions moved appropriately over to Media Staffing, had a negative margin on only $47 in revenue due to a cost overrun on a job order.

General and Administrative (“G&A”)

General and administrative expenses for the three months ended March 31, 2022, were $1,305, as compared to $810 in the comparable period in 2021, representing a $495 or 61.1% increase. This increase was predominantly the result of having an estimated $350 in arbitration related costs. Employee salaries and benefits were comparatively up approximately $137 to a year ago as both the sales and client services departments were bolstered with new talent. Sales added two heads resulting in $76 in additional salaries and commissions when comparing first quarter 2022 to 2021. Client Services new hires added $36 in comparative salary in the quarter ending March 31, 2022, to the same period in 2021. Thus, those two cost increases make up $487 of the $495 year over year variance.

Interest Expense

The Company incurred $29 in interest charges for financing (factoring) it’s invoices in the first quarter 2022 compared with $45 in the same period a year ago. MMG has been in a better cash position hence a reduced need to rely on factoring.

Other Income (Expense)

MMG made a charitable contribution of $3 in the first quarter 2022.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements are driven predominantly by EOR field talent payments, G&A salaries, public company costs, interest associated with factoring, and client accounts receivable receipts. Since receipts from client payments are on average 70 days behind payments to field talent, working capital requirements can be periodically challenged. We have a Factoring Facility with Triumph, whereas Triumph advances 93% of our eligible receivables at an advance rate of 15 basis points, an interest rate of prime plus 2%., and our prime floor rate at 4%. Our Days Outstanding (DSO) for the trailing 12 months ending March 31, 2022, is at 61 comparable to 60 DSO for the trailing twelve months ending March 31, 2021.

In 2019 several of our large clients began demanding 60-to-90-day terms. Delays in receipt of purchase orders also had an adverse impact on DSO. This seems to affect MMG in the first quarter as for the 3 months ending March 31, 2022, our DSO improved 54 to 53 compared to the same 3-month period in 2021.

When looking at A/R aging in relation to due date, as of March 31, 2022, 88.2% of our $4,660 in total trade A/R was < 31 days aged, compared to 97.6% a year ago. This has much to do with larger clients delaying payments and up to 30 days delay on receiving purchase orders after the invoice has been prepared. MMG management is working on ways to speed back up the cash conversion process outside of financing.

Our Federal and state tax liability increased to $688.

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

Vivos Debtors as of March 31, 2022, had notes receivable totaling $5,039 including default on a $3,000 promissory note and on a $750 tax obligation in December 2019. After numerous failed collection attempts, on February 17, 2020, the Company initiated an action in the Circuit Court of Montgomery County Maryland against Dr. Doki and the Vivos Holdings for non-payment.

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

On May 5, 2020, MMG received a $5,216 loan through the Paycheck Protection Program (the “PPP”) with a term of two (2) years and an interest rate of 1% per annum. The PPP provided that the Company be eligible for forgiveness if the loan proceeds were used for payroll and certain other specified operating expenses while maintaining specified headcount requirements. On June 10, 2021, the Company was informed by the SBA that it had met the requirements and that both the $5,216 and of accrued interest totaling $57 were forgiven

Because our first three-quarter revenues in 2021 were 80% or less than they were in 2019, the Company was eligible for the Employee Retention Credit. Consequently, MMG received $155 in direct payroll credits from the IRS via its payroll provider Paycom in the late 2nd quarter and $1,086 in the third quarter. MMG returned $842 to the IRS for payroll credits received in the 4th quarter once the program ended retroactively in mid-November 2021.This payment was made to the IRS through Paycom, the Company’s payroll provider in January 2022.

Overall, these programs bolstered our working capital and enabled us to bring back employees and continue to serve our clients.

As of March 31, 2022, our working capital was $8,815, compared to $5,971 at the end of March 2021. Our adjusted working capital at the end of March 2022, excluding the notes receivable related to the Vivos Debtors totals $3,776 compared to 1,663 a year earlier.

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

March 31, 2022

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

On or about June 5, 2020, the Company submitted a Claimant’s Notice of Intention to Arbitrate and Demand for Arbitration (the “Arbitration”) with the American Arbitration Association in New York, and to the Respondents thereto: Dr. Doki; Silvija Valleru; Shirisha Janumpally (individually and in her capacity as trustee of Judos Trust); Kalyan Pathuri (individually in his capacity as trustee of Igly Trust) and Federal Systems (the “Respondents”). The Arbitration alleges that the Respondents breached the Merger Agreement in a number of significant respects and committed fraud in connection with the Merger. The Company is seeking damages which if granted will likely be the remedy set forth within the Merger Agreement which is in whole or in part shares of Company Common Stock received by the Respondents in connection with the Merger. The Company has brought a motion to compel the Arbitration which is currently being decided by the Federal Courts in New York. On August 4, 2021, the US District Court, Southern District of New York, denied the Respondents motion to dismiss.

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

After an extension was granted to Reliability’s “reply brief,” on June 2, 2021, Reliability Incorporated, MMG Media Group, Inc, Nick Tsahalis and Mark Speck filed an appellant’s brief in the Fourteenth District of Texas, Houston Texas to challenge the court’s prior ruling granting a special appearance to Igly Trust and to the Doki Shareholders. A response to the filed appellant brief has not yet been received. This matter has since been moved into a single binding arbitration proceeding in Maryland.

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

On January 20, 2021, Defendants and Counter/Third-Party Plaintiffs, Vivos Holdings, LLC (“Vivos”), Vivos Real Estate Holdings, LLC (“VREH”), Dr. Doki, Mr. Pathuri, Igly Trust (“Igly”), Judos Trust (“Judos”), by counsel, filed a Notice of Appeal with the Circuit Court for Montgomery County, Maryland denying their Motion for Preliminary Injunction signed on December 23, 2020. However, the deadline to pursue the appeal lapsed absent additional filings by the Vivos Group.

On August 9, 2021, Reliability filed an additional claim in the Debt Collection Suit and Vivos Default Counterclaim in the Circuit Court of Montgomery County, Maryland against Dr. Doki, Valleru, Mr. Pathuri, Mrs. Janumpally, Igly, and Judos, that the Respondents breached the Merger Agreement in a number of significant respects and committed fraud in connection with the Merger.

On September 7, 2021, the Company entered in Arbitration and Tolling Agreements with alleged shareholder Dr. Doki. and his affiliates and all other persons who were parties to the pending litigation previously reported in the Texas, New York and Maryland courts and before the American Arbitration Association. The Agreements call for the stay or dismissal of the pending litigation, with the parties agreeing to resolve their disputes before a single arbitrator in Maryland. The parties also agreed to maintain the status quo in corporate governance and related matters pending a final non-appealable judgment confirming any award in arbitration. The parties also signed a Tolling Agreement to toll the statute of limitations following the dismissal of a pending litigation. The hearing portion of the binding Arbitration formally began on March 21, 2022, and has since concluded. There are other phases forthcoming. A decision is anticipated in the third quarter, 2022.

The following legal proceedings where Vivos Group borrowings impacting MMG:

On September 28, 2018, Credit Cash filed a complaint against MMG, Vivos, Vivos Acquisitions, LLC, Dr. Doki, Dr. Valleru (the “Parties”) and other defendants in the United States Circuit Court of Montgomery County, Maryland for the District of New Jersey for, among other things, breach of contract of the MMG and HCRN Credit Facilities and their respective guaranties in relation to the November 15, 2017, agreement (the “DNJ Action”). On October 30, 2018, Credit Cash filed a motion to intervene in an action pending in New York State, Monroe County, filed by HCRN and LE Finance, LLC against the Parties, and other defendants (“NY State Action”). On December 10, 2018, the Parties entered into a settlement agreement for the purpose of settling certain claims related to the DNJ Action only. Pursuant to the settlement agreement, certain repayment terms were agreed upon between Credit Cash and the Parties, but Credit Cash did not relinquish the right to pursue any claims related to the NY State Action, nor to pursue any remedies against any of the parties in relation to the November 15, 2017, agreement. Certain of the Vivos Group executed and delivered to MMG that certain Agreement for the Contingent Liquidation of the Common Stock of MMG, dated as of October 28, 2019 (the “Liquidation Agreement”), pursuant to which such Vivos Group pledged to MMG the shares of Company Common Stock they received in the Merger to provide the capital required to satisfy the Parties’ obligations under the Settlement Agreements. Vivos Group misrepresented upon the execution of the Liquidation Agreement to MMG the status of its obligations under the Settlement Agreement, which were, in fact, then in default. To date these Vivos Group have not cooperated with the Company to monetize those shares as contemplated by the Liquidation Agreement. The Company will take appropriate action to enforce its rights under the Liquidation Agreement, which actions will be dictated in part by the outcome of the Arbitration. On or about March 16, 2020, Credit Cash entered its New Jersey confession of judgment with the Circuit Court of Montgomery County, Maryland. MMG needs to confirm whether this matter has been settled and if so whether MCA lenders and HCRN remitted payments to Credit Cash, and if so, which liens have been removed.

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

On or about May 5, 2020, Kinetic Direct Funding domesticated a foreign judgement in the Montgomery County Circuit Court system again Health Care Resources Network (HCRN), Maslow Media Group, US IT Solutions Inc., 360 IT Professionals, Alliance Micro, Inc. and Dr. Doki. This foreign judgement from the State of New York relates to loans the Vivos Group took out by adding Maslow Media Group as additional collateral. This loan is currently in default. Foreign Judgement total is $579. There was a settlement reached on October 1,2021 with both parties releasing each other of any and all claims with no assets changing hands. MMG needs to determine which lien releases have been filed.

On July 21, 2021, MMG came to an agreement with Kinetic and Libertas for $475 to release MMG from being obligated to this Vivos Group debt. The intended shield to protect MMG from having to pay Vivos Group’s debt was the aforementioned Liquidation Agreement which Vivos Debtors refuse to comply with.

On September 7, 2021, the Company entered in Arbitration and Tolling Agreements with alleged shareholder Dr. Doki, and his affiliates and all other persons who were parties to the pending litigation previously reported in the Texas, New York and Maryland courts and before the American Arbitration Association. The Agreements call for the stay or dismissal of the pending litigation, with the parties agreeing to resolve their disputes before a single arbitrator in Maryland. The parties also agreed to maintain the status quo in corporate governance and related matters pending a final non-appealable judgment confirming any award in arbitration. The parties also signed a Tolling Agreement to toll the statute of limitations following the dismissal of a pending litigation. The hearing portion of the binding Arbitration formally began on March 21, 2022, and has since concluded. There are other phases forthcoming. A decision is anticipated in the third quarter, 2022.

Item 1a. Risk Factors

In addition to the other information set forth in this Quarterly Report, shareholders should carefully consider the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We are currently engaged in substantial and complex litigation and arbitration with the Vivos Group, the outcome of which could materially harm our business and financial results.

As more fully described in Note 6 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements, we are currently engaged in litigation and arbitration with the Vivos Group. The litigation includes multiple complaints and counterclaims by us and the Vivos Group in venues in Maryland and Texas. The arbitration was brought by the Company to enforce its rights under the Merger Agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits:

The following exhibits are filed as part of this report:

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED (Registrant)

May 16, 2022	/s/ Nick Tsahalis
Reliability President and Chief Executive Officer

/s/ Mark Speck
Secretary and Chief Financial Officer

Index to Exhibits

Exhibit No.	Description
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections