Form 10-Q
period 2022-06-30
RELIABILITY INC
filed 2022-08-15
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 300,000,000 shares of Common Stock, no par value, as of June 30, 2022.

RELIABILITY INCORPORATED

Quarterly Report on Form 10-Q

As of and For the Three and Six Months Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	June 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$144	$24
Trade receivables, net of allowance for doubtful accounts	5,500	6,405
Retention credit receivable	2,494	2,494
Notes receivable from related parties	5,094	4,985
Prepaid expenses and other current assets	354	331
Total current assets	13,586	14,239

Property, plant, and equipment, net	34	49
Total assets	$13,620	$14,288
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Factoring liability	$2,725	$946
Accounts payable	488	1,205
Accrued expenses	343	404
Accrued payroll	1,154	1,629
Deferred revenue	175	176
Income taxes payable	93	517
Other current liabilities	-	1
Total current liabilities	4,978	4,878

Total liabilities	4,978	4,878
Commitment and contingencies (Note 6)
Subsequent events (Note 10)
SHAREHOLDERS’ EQUITY
Common stock, without par value, 300,000,000 shares authorized, 300,000,000 issued and outstanding as of June 30, 2022 and as of December 31, 2021
Additional paid-in capital	750	750
Retained earnings	7,892	8,660
Total shareholders’ equity	8,642	9,410

Total liabilities and shareholders’ equity	$13,620	$14,288

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Three Months Ended June 30,
	2022	2021
Revenue earned
Service revenue	$6,481	$5,074
Cost of revenue
Cost of revenue	5,594	4,357
Gross profit	887	717
Selling, general, and administrative expenses	1,097	878
Operating loss	(210)	(161)
Other income (expense)
Interest income	55	79
Interest expense	(36)	(18)
Other income (expense)	1	8,042
Income (loss) before income tax (expense) benefit	(190)	7,942
Income tax (expense) benefit	(24)	(675)
Consolidated net income (loss)	(214)	7,267
Net income per share:
Basic	$0.00	$0.02
Diluted	$0.00	$0.02

Shares used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Six Months Ended June 30,
	2022	2021
Revenue earned
Service revenue	$12,264	$10,868
Cost of revenue
Cost of revenue	10,648	9,404
Gross profit	1,616	1,464
Selling, general, and administrative expenses	2,402	1,688
Operating loss	(786)	(224)
Other income (expense)
Interest income	109	154
Interest expense	(66)	(63)
Other income (expense)	-	8,042
Income (loss) before income tax (expense) benefit	(743)	7,909
Income tax (expense) benefit	(25)	(669)
Consolidated net income (loss)	(768)	7,240
Net income per share:
Basic	$0.00	$0.02
Diluted	$0.00	$0.02

Shares used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

For the Six Months Ended June 30, 2022 and 2021

(amounts in thousands, except per share data)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total Equity
Balance, December 31, 2020	300,000,000	$-	$750	$767	$1,517
Net Income	-	-	-	7,240	7,240
Balance, June 30, 2021	300,000,000	-	750	8,007	8,757

Balance, December 31, 2021	300,000,000	-	750	8,660	9,410
Net Loss	-	-	-	(768)	(768)
Balance, June 30, 2022	300,000,000	$-	$750	$7,892	$8,642

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(768)	7,240
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17	(2)
Accrued interest	(109)	(165)
(Gain)/loss on disposal of property and equipment	-	37
Gain on forgiveness of PPP loan payable	-	(5,216)
Changes in operating assets and liabilities:
Trade receivables	906	719
Prepaid expenses and other current assets	(24)	73
Accounts payable	(717)	(519)
Accrued payroll	(474)	424
Accrued expenses	(61)	(87)
Deferred revenue	(1)	(6)
Other liabilities	(1)	(2)
Income taxes payable	(425)	461
Net cash provided by (used in) operating activities	$(1,657)	2,957
Cash flows from investing activities:
Purchase of fixed assets	(2)	(3)
Net cash provided by (used in) investing activities	$(2)	(3)
Cash flows from financing activities:
Net borrowing/(repayment) of factoring liability	1,779	(2,913)
Borrowing of note payable	-	(37)
Net cash provided by (used in) financing activities	$1,779	(2,950)
Net increase in cash and cash equivalents	120	4
Cash and cash equivalents, beginning of year	24	70
Cash and cash equivalents, end of year	$144	74

The accompanying notes are an integral part of these statements.

7

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(amounts in thousands)

	For the Six Months Ended June 30,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$66	$40
Income taxes	$733	$217

Supplemental disclosures of non-cash investing and financing activities:
The Company received forgiveness from the SBA of its PPP loan payable	$-	$5,216

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(amounts in thousands, except per share data)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Reliability, Inc. is a leading provider of employer of record and media and information technology (“IT”) staffing services that operates, along with its wholly owned subsidiary, The Maslow Media Group, Inc (“MMG”), (collectively, “Reliability” or the “Company”), primarily within the United States of America in four industry segments: Employer of Record (“EOR”), Recruiting and Staffing, Permanent Direct Placements, and Video and Multimedia Production, which provides script to screen media talent. Our Staffing segment provides skilled field talent on a nationwide basis for Media, IT, and finance and accounting client partner projects. Our Staffing segment occasionally received requests for (direct) placements. Because of an uptick in direct hire requests in 2021, factoring in the much higher margins that business derives. Video Production involves assembling and providing crews for special projects that can last anywhere from a week to 6 months.

Reliability was incorporated under the laws of the State of Texas in 1953, but the then principal business of the Company started in 1971 was closed in 2007. The Company completed a reverse merger with MMG (the “Merger”) on October 29, 2019.

Company Background

Linda Maslow founded Maslow Group initially in 1988 and incorporated the firm under the name the Maslow Media Group Inc., in March 1992.

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

These 4 individuals, Dr. Doki, Mrs. Janumpally, Mr. Pathuri, and Mrs. Valleru, also have common ownership combinations in a number of other entities [Vivos Holdings, LLC. Vivos Real Estate Holdings, LLC (“VREH”), Vivos Holdings, Inc., Vivos Group, Vivos Acquisitions, LLC., and Federal Systems, LLC], (collectively referred to herein as “Vivos Group”).

The reverse merger was consummated on October 29, 2019. As a result of the Merger, the Vivos Group (Vivos Holdings LLC, officially) acquired approximately 84% of the issued and outstanding shares of Reliability which were distributed by Vivos Holdings, LLC.

On October 29, 2019, MMG became a wholly owned subsidiary of Reliability by merging R-M Merger Sub, Inc., a Virginia corporation and a wholly owned subsidiary of Reliability, with and into Maslow, with MMG being the surviving corporation.

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

On or about May 6, 2020, the Vivos Debtors filed a counterclaim and third-party complaint for damages, declaratory and injunctive relief, and jury demand (the “Counterclaim”).

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(amounts in thousands, except per share data)

The Company also began pursuing arbitration in New York in 2020, which was the contractual remedy for breaches of the Merger agreement between MMG and Reliability. It is the Company’s contention that the Vivos Group failed to disclose several material pieces of information to Reliability management pre-merger as was required by the Merger agreement. Additionally, the Vivos Group declined to honor multiple commitments made to Reliability, including a $3,000 promissory note and an agreement to shield the Company from their personal debt per the “Liquidation Agreement.” Per the Merger Agreement, these breaches can lead to a loss of up to all shares in Reliability for the Vivos Group.

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

On July 21, 2021, MMG settled the obligation which with it had been committed by Vivos Holdings, LLC in July 2018, with Libertas Funding, LLC and Kinetic for $475. This debt belonged to Vivos Holdings, LLC, and the aforementioned Liquidation Agreement, had been created as a safeguard to shelter MMG should Vivos Holdings, LLC default, which actually transpired prior to the Merger closing in October 2019.

On September 7, 2021, the Company entered to Arbitration and Tolling Agreements (the “Agreements”) with the Vivos Group and all other persons who were parties to the pending litigation previously reported in the Texas, New York, and Maryland courts and before the American Arbitration Association. The Agreements call for the stay or dismissal of the pending litigation, with the parties agreeing to resolve their disputes before a single arbitrator in Maryland.

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

Upon a final resolution as to the underlying ownership and rights of certain shareholders, the Company intends to hold an annual meeting of shareholders within a reasonable time thereafter.

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

June 30, 2022

(amounts in thousands, except per share data)

Concentration of Credit Risk

For the six months ended June 30, 2022, 22.5% of revenue came from AT&T Services, Inc. (inclusive of its DirecTV division) (“AT&T”), 21.1% from Goldman Sachs, and 13.2% from Janssen Pharmaceuticals (which includes workforce partner Johnson & Johnson). Combined, this totals 56.8% of revenue. AT&T, Goldman Sachs, Janssen, and Morgan Stanley accounted for 24.1%, 16.3%, 11.2% and 13.5%, respectively, 65.1% in aggregate revenue for the same period ended June 30, 2021. No other client has exceeded 10% of revenues in 2022 or 2021.

NOTE 2. LIQUIDITY AND GOING CONCERN

Going Concern

Management considers on a regular basis, the Company’s ability to continue as a going concern. The factors which have impacted the business and our liquidity are:

●	Uncertainty in outcome of the arbitration hearing with Vivos Group which will likely have decision rendered in the third quarter 2022;
●	Operating losses in nine of the last ten quarters starting with the first quarter of 2020 through the second quarter of 2022 ending June 30, 2022, totaling in aggregate $2,081;
●	The slow-moving rebound of client demand for our services to pre-pandemic levels;
●	Difficulties in raising cash via public markets for organic and inorganic growth, due to lack of unissued authorized shares available for Company use;
●	Inability to realize approximately $5,094 in notes receivables from Vivos Group;
●	Commitments and Contingencies, described further in Note 6.

All these conditions noted and factored above with the primary risk being that the arbitration (see Item 1) outcome is not in the Company’s favor, and the $5,094 in notes receivable is not realized in full, part, or all, creates substantial doubt about the Company’s ability to continue as a going concern.

Additionally, from an operational view the underlying business has yet to fully recover from COVID-19 with current quarterly comparative revenue levels down 32% from 2019 standards.

Therefore, there can be no assurances that the Company will be successful in managing the impact of the foregoing or its ability to maintain sufficient liquidity over a period of time that will allow it to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome from these uncertainties.

The Company is quoted on the OTC Marketplace under the symbol “RLBY.”

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(amounts in thousands, except per share data)

NOTE 3. ACCOUNTS RECEIVABLE

Accounts receivable can be broken down as follows

	6/30/2022	12/31/2021
Accounts Receivable
Trade receivables	$4,698	5,592
Unbilled receivables	802	813
Less allowance for doubtful accounts	-	-
Total trade accounts receivable	5,500	6,405

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

NOTE 5. DEBT

Tax Liabilities

When MMG was initially acquired by Vivos Holdings, LLC in December 2016, the Company’s corporate status was changed from an S Corp to a C Corp due to its new ownership structure. This triggered an accelerated tax event, a $215 estimated annual impact per year for 4 years which was accounted for in subsequent tax returns through 2019. In 2021, MMG completed settlement of the estimated $860 tax liability caused by the Vivos Group in 2017, paying the final estimated portion of $300 in 2021.

As of June 30, 2022, the Company no longer has a federal tax liability related to tax periods prior to 2020, with the combined federal and state tax liability at $93.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(amounts in thousands, except per share data)

Factoring Facility

Triumph Business Capital

On November 4, 2016, the Company entered into a factoring and security agreement with Triumph Business Capital (“Triumph”). Pursuant to the agreement, the Company received advances on its accounts receivable (i.e., invoices) through Triumph to fund growth and operations. The proceeds of this agreement were used to pay operating costs of the business which include employee salaries, vendor payments and overhead expenses. On January 5, 2018, the agreement was amended to lower the factoring fee and interest rate for a term of one year. The agreement was amended again on January 19, 2018, to increase the maximum advance rate to $5,500. In January 2020, a new agreement was negotiated with Triumph lowering advance rate from 50 basis points to 15 and the interest rate from prime plus 3.5% to prime plus 2%. The amount of an invoice eligible for sale to Triumph went from 90% to 93%. The agreement which previously renewed annually, is now month to month. The Company continues to be obligated to meet certain financial covenants in respect to invoicing and reserve account balance.

In accordance with the agreement, a reserve amount is required for the total unpaid balance of all purchased accounts multiplied by a percentage equal to the difference between one hundred percent and the advanced rate percentage. As of June 30, 2022, the required amount was 7%. Any excess of the reserve amount is paid to the Company on a weekly basis, as requested. If a reserve shortfall exists for a period of ten days, the Company is required to make payment to the financial institution for the shortage.

Accounts receivables were sold with full recourse. Proceeds from the sale of receivables were $4,149 for the three-month period ending June 30, 2022, compared to $1,131 for the same period ending on June 30, 2021, and $6,960 compared to $2,453 for the six months ended June 30, 2022 and 2021, respectively. The total outstanding balance under the recourse contract was $2,725 on June 30, 2022, compared to $946 as of December 31, 2021.

The factoring facility is collateralized by substantially all the assets of the Company. In the event of a default, the factor may demand that the Company repurchase the receivable or debit the reserve account. Total finance line fees for the three months ended June 30, 2022 and 2021 totaled $36 and $18, respectively and $66 and $63 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

There are a number of debts and confessions of judgement (“COJ”) related to the Vivos Group that included MMG as a co-signer or guarantor at some stage in the Vivos Group debt process from November 2016 through October 29, 2019, when Vivos Holdings LLC, owned Maslow.

In December 2019, the Company’s executive management learned that prior to the Merger, in January 2018, one of the Company’s related parties, on behalf of MMG, executed a guarantee of obligations of Vivos Real Estate Holdings, LLC (“VREH”), under a mortgage loan for the purchase of the property at 22 Baltimore Rd., Rockville, Maryland. MMG leased this space on market terms. This obligation had not been disclosed by the Vivos Group to Reliability prior to the Merger and consequently not included in MMG’s financial statements.

On March 3, 2022, MMG received a notice of default, acceleration, and demand for payment in full, from FVCBank due to incurable events of default on behalf of Borrower, Vivos Real Estate Holdings, LLC. Per the default notice, “As of March 2, 2022, the total indebtedness due and owing under the Loan (the ‘‘Debt’’) is $1,743 consisting of an unpaid principal balance in the amount of $1,703 accrued and unpaid interest in the amount of $7, deferred payments in the amount of $20 and late fees in the amount of $12 plus prepayment penalties and attorneys’ fees, costs and expenses,” less setoff fees of $16. MMG believes it has grounds to contest it being a guarantor on the loan.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(amounts in thousands, except per share data)

On July 12, 2022, MMG was advised that a foreclosure sale of the 22 Baltimore Road property was scheduled to take place on Thursday August 4, 2022, at Montgomery County Circuit Court in Rockville, Maryland. It was subsequently cancelled after VREH filed for bankruptcy on August 2nd.

Maslow has filed a Motion to Vacate Confessed Judgment entered against it by FVC Bank in the Circuit Court for Fairfax County and has requested that the matter be heard before the end of 2022.

On October 9, 2018, Maslow Media Group, Inc. was named as a defendant in an Affidavit of COJ filed in the Supreme Court of the State of New York in relation to a case brought by Hop Capital against members of the Vivos Group, which had collectively agreed to pay a sum of $400 to HOP Capital. Maslow Media Group, Inc. is named as one defendant among six other defendants. The claim brought by HOP Capital against the defendants in this case is in relation to a Merchant Agreement dated October 4, 2018, to which Maslow Media Group, Inc. was not a party. As such, MMG contends that being named in the Affidavit of COJ as a defendant was made in error and is currently seeking to have its name removed from the Affidavit of COJ as a defendant. As of August 10, 2022, we have not been contacted again on this matter, nor have we been notified on any developments.

On or about May 6, 2020, the Vivos Debtors and other Vivos Group members, specifically. Mr. Pathuri, Judos, and Igly responded to the Vivos Default Claim with the “Vivos Default Counterclaim.” The Company continues to believe that the Counterclaim has no merit and is vigorously defending itself and its indemnified officers, directors, and other parties as permitted by the Company’s organizational documents, via a March 2022 arbitration hearing which both parties agreed on September 7, 2021, to resolve their disputes before a single arbitrator in Maryland. The hearing portion began on March 21,2022 and has since concluded. A decision is not anticipated until the third quarter 2022.

At the present time, the Company is uncertain as to whether any of the above items will have a material impact on their consolidated financial statements.

NOTE 7. EQUITY

The Company’s authorized capital stock consists of 300,000,000 shares of common stock, with no par value. All authorized shares of Company Common stock are issued and outstanding.

NOTE 8. RELATED PARTY TRANSACTIONS

On November 9, 2016, Vivos Holdings, LLC, the former owner of MMG, acquired 100% of MMG through a stock acquisition exchange for a purchase price of $1,750, of which: (i) $1,400 was paid at settlement with proceeds from MMG and (ii) a promissory note to pay the remaining $350 (“Vivos/MMG Purchase Agreement”). The promissory note was to be paid in twenty-four equal installments, including interest at 4.5%, in the amount of approximately $15, commencing six months after closing, with the last payment on March 1, 2019. These payments were paid by the MMG on behalf of the Vivos Debtors. The Vivos Debtors subsequently entered into a promissory note receivable with MMG, described below, for the full stock purchase price. No payment has ever been made against this note and between 2018 to present, there has been $2,503 in additional borrowings.

Notes Receivable

The Company has notes receivable from Vivos Holdings, LLC and VREH, a member of Vivos Group, both related party affiliates due to their ownership percentage in the Company. In January 2021, MMG began applying the legal minimum rate of interest which per Virginia statute is 8.0% on two of the three defaulted notes receivable below. Per the Code of Virginia, the legal rate of interest shall be implied when there is an obligation to pay interest and no express contract to pay interest at a specified rate. However, it was determined that the two notes had clauses capping the default interest at 4.5% and 5.5%, respectively. The rate adjustment for the allowed periods were made using the eligible agreement rates.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(amounts in thousands, except per share data)

In connection with the Vivos/MMG Purchase Agreement, on November 15, 2016, MMG executed a promissory note receivable with Vivos Holdings, LLC in the amount of $1,400. As defined by the Vivos/MMG Purchase Agreement, the loan consists of two periods, whereby the first period from November 15, 2016, until September 30, 2018, no principal or interest payments were required. Interest would accrue monthly and a new loan in the amount of $1,773 would be subject to a second loan period. During the second loan period, interest shall be paid in 20 equal consecutive payments, quarterly. Principal plus any unpaid interest is due September 20, 2023. Interest during both loan periods accrues at a rate of 2.5%. Additionally, monthly payments of $15 are made on behalf of Vivos Holdings, Inc. to the seller by MMG. These payments, plus any other payments made by MMG on behalf of Vivos Holdings, LLC, are added to the principal balance of the promissory note receivable (“Vivos/MMG Purchase Agreement Note Receivable”). In 2018, all quarterly interest payments to be made in phase 2 were offset by the management fees due to Vivos Holdings. As of June 30, 2022, the total outstanding balance on this note was $3,446 which includes accrued interest for the period of $39.

On November 15, 2017, MMG executed an intercompany promissory note receivable with VREH in the amount of $772. As defined by the agreement, the loan consists of two periods, whereby the first period from November 15, 2017, until September 30, 2018, no principal or interest payments are required. During the first loan period, interest accrued monthly and a new loan amount of $781 will be subject to a second loan period. During the second period, interest is payable in 20 equal consecutive instalments and the principal balance plus accrued and unpaid interest is due September 30, 2023. Interest during both periods accrues at a rate of 3.5% annually. In 2018, all quarterly interest payments to be made in Phase 2 were offset by the management fees due to Vivos Holdings, LLC. In addition, principal payments totaling $30 were made by the Vivos Group. As of June 30, 2022, the total outstanding balance was $835 which includes accrued interest for period of $12.

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

On September 5, 2019, MMG entered into a Secured Promissory Note agreement with Vivos, pursuant to which MMG issued a secured promissory note to the Vivos Group in the principal amount of $750. The note bears interest at 2.5% per year and requires the Vivos Group to make monthly payments to MMG of $10 beginning December 1, 2019, with balance due and payable on November 1, 2026. Upon an event of default, which occurs upon failure of Vivos to make any monthly payment due under the terms of the note, MMG has the right to declare the entire unpaid balance of the note due and payable. The note is secured by 30,000,000 shares of Company Common stock, which is due and payable upon a default by Vivos, which occurs upon failure of Vivos to make any monthly payment due under the terms of the note. In addition, both Dr. Doki and Silvija Valleru personally guaranty the repayment of the note by the Vivos Group. Dr. Doki and Silvija Valleru were beneficial owners of Vivos and are also 5% or greater beneficial owners of Company Common stock, which is qualified by the Merger Arbitration complaint. On December 31, 2021, the total outstanding balance was $790, which includes interest for period of $5. As of June 30, 2022, the total outstanding balance was $800, which includes interest for period of $5.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(amounts in thousands, except per share data)

Additionally, the Vivos Group had borrowings of $2,503 adding to the original notes; with $2,383 between 2018 through 2021. As of June 30, 2022 and December 31, 2021, the receivable totaled $5,094 and $4,985, respectively.

Debt Settlement Agreements

On July 21, 2021, MMG settled the obligation which Vivos Holdings, LLC had obligated MMG to in July 2018, with Libertas Funding, LLC and Kinetic for $475.

On March 6, 2022, MMG received a notice of default, acceleration, and demand for payment-in-full from FVC Bank due to incurable events of default on behalf of Borrower Vivos Real Estate Holdings, LLC.

Maslow has filed a Motion to Vacate Confessed Judgment entered against it by FVC Bank in the Circuit Court for Fairfax County and has requested that the matter be heard before the end of 2022.

Related Party Relationships

On October 29, 2019, prior to the Merger, pursuant to the Merger Agreement, Dr. Doki and Silvija Valleru became beneficial owners of 206,606,528 and 51,652,908 shares of RLBY common stock, respectively, equal to 68.9% and 17.2% of the total number of shares of RLBY common stock outstanding after giving effect to the Merger, respectively. The Company is seeking damages, which, if granted, will likely be the remedy set forth within the Merger Agreement which is primarily the relinquishment in whole or in part shares of Company common stock received by the Respondents in connection with the Merger.

In 2019, the Company entered into transactions with two executive officers, Nick Tsahalis and Mark Speck, of the Company, resulting in the issuance of warrants to purchase 163,232 shares each of common stock.

The term “warrant” herein refers to warrants issued by MMG and assumed by the Company as a result of the Merger. The terms of all warrants are the same other than as to the number of shares covered thereby. The Warrant may be exercised at any time or from time to time during the period commencing at 10:00 a.m. Eastern time on first business day following the completion of the Qualified Financing (as defined below) and expiring at 5:00 p.m. Eastern time on the fifth annual anniversary thereof (the “Exercise Period”). For purposes herein, a “Qualified Financing” means the issuance by the Company, other than certain excluded issuances of shares of Common stock, in one transaction or series of related transactions, which transaction(s) result in aggregate gross proceeds actually received by the Company of at least $5,000. The exercise price per full share of the Company common stock shall be 120% of the average sale price of the Company common stock across all transactions constituting a part of the Qualified Financing, with equitable adjustments being made for any splits, combinations or dividends relating to the Company common stock, or combinations, recapitalization, reclassifications, extraordinary distributions and similar events, that occur following one transaction constituting a part of the Qualified Financing and prior to one or more other transactions constituting a part of the Qualified Financing (the “Exercise Price”). The warrants were not valued and included as liability on balance sheet because of uncertainty around their pricing, value and low probability at this juncture in receiving the $5,000 trigger.

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(amounts in thousands, except per share data)

NOTE 9. BUSINESS SEGMENTS

The Company operates within four industry segments: EOR, Recruiting and Staffing, Permanent (Direct) Placements, and Video Production. The EOR segment provides freelance talent to a host of large corporate customers in all 50 states. The Recruiting and Staffing segment provides skilled media and IT field talent on a nationwide basis for customers in a myriad of industries. Permanent Placements was added as a segment in the second quarter 2021 as the Company began to take on clients who desired the Company source candidates for permanent hire on a regular basis. The Video and Multimedia Production segment provides Script to Screen services for corporate, government, and non-profit clients, globally.

The following tables provides a reconciliation of revenue by reportable segment to consolidated results for the three and six months ended June 30, 2022 and 2021, respectively:

For the three months ended June 30:

	2022	2021
Revenue:
EOR	$5,515	3,981
Recruiting and Staffing	898	812
Permanent Placement	-	30
Video and Multimedia Production	68	251
Total	$6,481	5,074

For the six months ended June 30:

	2022	2021
Revenue:
EOR	$10,288	8,478
Recruiting and Staffing	1,822	1,696
Permanent Placement	39	30
Video and Multimedia Production	115	664
Total	$12,264	10,868

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 15, 2022, the date on which the unaudited consolidated financial statements were available to be issued. Based upon this evaluation, management has determined that no material subsequent events have occurred that would require recognition in or disclosures in the accompanying unaudited condensed consolidated financial statements, except as follows:

Maslow has filed a Motion to Vacate Confessed Judgment entered against it by FVC Bank in the Circuit Court for Fairfax County and has requested that the matter be heard before the end of 2022.

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

RESULTS OF OPERATIONS

Revenues

Revenues for the three months ended June 30, 2022, was $6,481, which was $1,407 or 27.7% greater than for the same period in 2021 with second quarter revenue at $5,074. EOR grew by $1,534 or 38.5% to $5,515, which represented 85.1% of second quarter revenue.

Staffing grew $86 to $898 in the second quarter of 2022, but approximately $106 of this total was based on two reassignments of specific US government projects from Video Production to Media Staffing.

Media Staffing, a subset of Staffing, grew beyond benefitting for $106 in reclassed Video Production project revenue from a year ago, with second quarterly revenues of $824 compared to $676 a year ago, an increase of $148. The reclass was merely taking recurring non project revenue previously classified as Video Production and reassigning it appropriately to Media Staffing. The impact in 2022 was $106 in the second quarter. IT Staffing, the other subset, declined comparatively in the second quarter 2022 to 2021 by $62, garnering $74 in 2022.

Video Production would have had a decline in revenue outside the $106 deemed not be staffing work, had remained, as that segment produced $68 in revenue compared to $250 in the second quarter 2021.

Permanent Placement failed to post revenue in the quarter ending June 30, 2022.

For the six months ended June 30, 2022, revenue totaled $12,264 compared to $10,868 in the same period a year ago, resulting in $1,396 in incremental revenue comparably.

EOR revenues produced an even larger comparative gain in the first half of 2022 compared to 2021, with $10,288 for the six months ended June 30, 2022, compared to $8,478 a year ago. This is an increase of $1,810 or 21.3%, which represented 83.9% of the Company’s total year to date (YTD) revenue through June 30.

Staffing increased as well when comparing six-month performance ending June 30, 2022, to same period in 2021, by $126 to a total of $1,822. This represented a 7.4% increase over 2021’s Staffing Revenue of $1,696 through the six months ending June 30, 2021.

Media Staffing grew $397 to $1,683 with $206 attributable to the reassignment of two client projects previously credited to Video Production.

Video Production revenue compared unfavorably to the same period in 2021, with revenues of $115 compared to $661 in 2021, a $546 drop. If adjusted for the reclassification of work credited to it in 2021, Video Production would have dropped by $340.

Cost of Revenue / Gross Profit

Gross profit for the three-month period ending June 30, 2022, was $887 representing 13.7% of revenues, which is a $169 improvement over the $718 in gross profit MMG earned in 2021’s second quarter when the gross margin reached 14.1%.

The quarter over quarter gross margin (“GM”) percentage drop can be partially attributed to the strength of the aforementioned EOR revenue increase of $1,534, which resulted in EOR dominating the four business segments by accounting for 85.1% of the business versus 78.5% in the second quarter 2021; as EOR business GM percentage was 11.7% to the rest which totaled 22.7%, the over quarterly average slipped from a year ago.

However, EOR’s 11.7%, margin was strong compared with 10.4% in the first quarter 2022, 10.1% in the second quarter a year ago and a 9.8% average for all of 2021. This improvement can be attributed to some pricing changes negotiated with several key clients, and the client mix being favorable as clients with slightly higher margins contributed more heavily to the quarter. This is not expected to be the case throughout 2022.

MMG’s Staffing gross profit grew modestly by $6 to $191, as volume had more to do with the growth than gross margin percentage as Staffing margins declined by 80 basis points to 20.7%. IT Staffing dropped approximately 1% in gross margin percentage to 27.8%.

Year to date 2022, the Company’s gross profit improved by $153 or 10.5% to $1,616 compared to 2021.

Gross margin percentage fell slightly to 13.2% from 13.5%.

EOR experienced a margin boost year to date to 11.1% compared to 10.1% through June 30, 2021. Video Production’s YTD GM % also improved to 24.9% from 20.9% a year ago. Media Staffing GM % has slipped to 21.9% versus 24.5% in the six months ended June 30, 2021. Gross Profit in Media Staffing for the nine months ending June 30, however rose to $368 from $314 as volumes increased.

General and Administrative (“G&A”)

General and administrative (“G&A”) expenses for the three months ended June 30, 2022, were $1,097, as compared to $878 in the comparable period in 2021, representing a $220 or 25.1% increase. This increase was predominantly the result of having an estimated $107 in arbitration related costs, employee salaries and benefits ratcheting up by $64 or 9.4% from the second quarter 2021, and contracted labor and recruiting costs increasing by $33 comparatively from a year ago.

For the six months ending June 30, 2022, G&A was $2,402 compared with $1,688 a year ago, an increase of $714 or 29.7%. However, the legal and consulting costs associated with our arbitration (See Note 1) represented $506 in totality, a $419 increase in like costs associated with the Vivos Matter from a year ago. MMG salaries and benefits increased $201 with sales and client services department non incentive based compensation increasing $127, as we increased our investment in these two vital groups. The other areas of spend increase were commissions to drive sales and recruiting totaling $33; bonus accrued at $72 as we move to tie more compensation to performance-based measures; commercial legal $19; recruiting software $15; and travel $11.

Interest Expense

The Company incurred $66 in interest charges for financing (factoring) its invoices in the first six months of 2022 compared with $63 in the same period a year ago, In the second quarter MMG incurred $36 in interest changes compared to $18 in the same period a year ago as MMG increased its average position under finance from $1.3M a year ago to $2.5M in the second quarter 2022.

Other Income (Expense)

MMG benefitted from $1 in corporate credit card rebate in the second quarter 2022. For the six months ended June 3, 2021, MMG had $0 in other income compared to a year ago when MMG earned $8,042 in other income courtesy of $5,273 in the PPP Forgiveness which included the recovery of accrued interest, and $2,769 In Employee Retention Credits (ERC).

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements are driven primarily by EOR field talent payments, G&A salaries, public company costs, interest associated with factoring, and client accounts receivable receipts. Since receipts from client payments are on average 70 days behind payments to field talent, working capital requirements can be periodically challenged. We have a Factoring Facility with Triumph, whereas Triumph advances 93% of our eligible receivables at an advance rate of 15 basis points, an interest rate of prime plus 2%., and our prime floor rate at 4%. Our Days Outstanding (DSO) for the trailing 12 months ending June 30, 2022, is at 64 comparable to 62 DSO for the trailing twelve months ending June 30, 2021.

In 2021, a few of our large clients began demanding 90-day terms. Delays in receipt of purchase orders also has had an adverse impact on our DSO since 2019. Despite these challenges, our DSO in the second quarter ending June 30, 2022, improved to 65 from 80 in the first three months of 2022.

When looking at A/R aging in relation to due date, as of June 30, 2022, 77.4% or $3,620 of our $4,668 in total trade receivables were < 31 days aged, compared to 97.6% a year ago. This has much to do with extended payment terms to our larger clients as well as delays of up to 30 days on receiving purchase orders after the invoice has been prepared. MMG management is working on ways to speed back up the cash conversion process outside of financing.

Our Federal and state tax liability has a balance of $92 at the end of the second quarter 2022, mainly because we deposited $725 for our 2021 expected tax liability.

Our primary sources of liquidity are cash generated from operations via accounts receivable and borrowings under our Factoring Facility with Triumph enabling access to the 7% unfactored portion. Because certain large clients have changed their payment practices announcing 60- and 90-day terms amounting to a unilateral extension to contractual terms by 30-60 days, we can experience an adverse cash flow impact since Triumph does not provide credit if an account obligor pays more than 120 days after the invoice date.

Our primary uses of cash are for payments to field talent, corporate, and staff employees, related payroll liabilities, operating expenses, public company costs, including but not limited to, general and professional liability and directors’ and officers’ liability insurance premiums, legal fees, filing fees, auditor and accounting fees, stock transfer services, and board compensation; followed by cash factoring and other borrowing interest; cash taxes; and debt payments.

Since we are an EOR with the majority of contracted talent paid as W-2 employees who are paid known amounts on a consistent schedule; our cash inflows do not typically align with these required payments, resulting in temporary cash challenges, which is why we employ factoring.

Vivos Debtors as of June 30, 2022, had notes receivable totaling $5,094 including default on a $3,000 promissory note and on a $750 tax obligation in December 2019. After numerous failed collection attempts, on February 17, 2020, the Company initiated an action in the Circuit Court of Montgomery County Maryland against Dr. Doki and the Vivos Holdings for non-payment.

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

On May 5, 2020, MMG received a $5,216 loan through the Paycheck Protection Program (the “PPP”) with a term of two (2) years and an interest rate of 1% per annum. The PPP provided that the Company be eligible for forgiveness if the loan proceeds were used for payroll and certain other specified operating expenses while maintaining specified headcount requirements. On June 10, 2021, the Company was informed by the SBA that it had met the requirements and that both the $5,216 and of accrued interest totaling $57 were forgiven.

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

As of June 30, 2022, our working capital was $8,608 compared to $9,361 on December 31, 2021, and compared to $9,361 on December 31, 2021. Our adjusted working capital at the end of June 2022, excluding the notes receivable related to the Vivos Debtors totals $3,514 compared to $3,605 a year earlier.

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

June 30, 2022

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

On September 7, 2021, the Company entered in Arbitration and Tolling Agreements with alleged shareholder Dr. Doki. and his affiliates and all other persons who were parties to the pending litigation previously reported in the Texas, New York and Maryland courts and before the American Arbitration Association. The Agreements call for the stay or dismissal of the pending litigation, with the parties agreeing to resolve their disputes before a single arbitrator in Maryland. The parties also agreed to maintain the status quo in corporate governance and related matters pending a final non-appealable judgment confirming any award in arbitration. The parties also signed a Tolling Agreement to toll the statute of limitations following the dismissal of a pending litigation. The hearing portion of the binding Arbitration formally began on March 21, 2022, and has since concluded. A decision is anticipated in the third quarter 2022.

The following legal proceedings where Vivos Group borrowings impacting MMG:

On September 28, 2018, Credit Cash filed a complaint against MMG, Vivos, Vivos Acquisitions, LLC, Dr. Doki, Dr. Valleru (the “Parties”) and other defendants in the United States Circuit Court of Montgomery County, Maryland for the District of New Jersey for, among other things, breach of contract of the MMG and HCRN Credit Facilities and their respective guaranties in relation to the November 15, 2017, agreement (the “DNJ Action”). On October 30, 2018, Credit Cash filed a motion to intervene in an action pending in New York State, Monroe County, filed by HCRN and LE Finance, LLC against the Parties, and other defendants (“NY State Action”). On December 10, 2018, the Parties entered into a settlement agreement for the purpose of settling certain claims related to the DNJ Action only. Pursuant to the settlement agreement, certain repayment terms were agreed upon between Credit Cash and the Parties, but Credit Cash did not relinquish the right to pursue any claims related to the NY State Action, nor to pursue any remedies against any of the parties in relation to the November 15, 2017, agreement. Certain of the Vivos Group executed and delivered to MMG that certain Agreement for the Contingent Liquidation of the common stock of MMG, dated as of October 28, 2019 (the “Liquidation Agreement”), pursuant to which such Vivos Group pledged to MMG the shares of Company common stock they received in the Merger to provide the capital required to satisfy the Parties’ obligations under the Settlement Agreements. Vivos Group misrepresented upon the execution of the Liquidation Agreement to MMG the status of its obligations under the Settlement Agreement, which were, in fact, then in default. To date these Vivos Group have not cooperated with the Company to monetize those shares as contemplated by the Liquidation Agreement. The Company took appropriate actions to enforce its rights under the Liquidation Agreement, which will be dictated in part by the outcome of the Arbitration. On or about March 16, 2020, Credit Cash entered its New Jersey confession of judgment with the Circuit Court of Montgomery County, Maryland. MMG needs to confirm whether this matter has been settled and if so whether MCA lenders and HCRN remitted payments to Credit Cash, and if so, which liens have been removed.

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

RELIABILITY INCORPORATED (Registrant)

August 15, 2022	/s/ Nick Tsahalis
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

