Form 10-Q
period 2022-09-30
RELIABILITY INC
filed 2022-11-14
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 300,000,000 shares of Common Stock, no par value, as of September 30, 2022.

RELIABILITY INCORPORATED

Quarterly Report on Form 10-Q

As of and For the Three and Nine Months Ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	September 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,127	$24
Trade receivables, net of allowance for doubtful accounts	5,091	6,405
Retention credit receivable	1,174	2,494
Notes receivable from related parties	5,157	4,985
Prepaid expenses and other current assets	366	331
Total current assets	12,915	14,239

Property, plant, and equipment, net	27	49
Total assets	$12,942	$14,288
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Factoring liability	$2,014	$946
Accounts payable	378	1,205
Accrued expenses	344	404
Accrued payroll	1,002	1,629
Deferred revenue	176	176
Income taxes payable	276	517
Other current liabilities	-	1
Total current liabilities	4,190	4,878

Total liabilities	4,190	4,878
Commitment and contingencies (Note 6)
Subsequent events (Note 10)
SHAREHOLDERS’ EQUITY
Common stock, without par value, 300,000,000 shares authorized, 300,000,000 issued and outstanding as of September 30, 2022, and as of December 31, 2021
Additional paid-in capital	750	750
Retained earnings	8,002	8,660
Total shareholders’ equity	8,752	9,410

Total liabilities and shareholders’ equity	$12,942	$14,288

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Three Months Ended September 30,
	2022	2021
Revenue earned
Service revenue	$6,464	$6,941
Cost of revenue
Cost of revenue	5,573	6,138
Gross profit	891	803
Selling, general, and administrative expenses	941	866
Operating loss	(50)	(63)
Other income (expense)
Interest income	86	81
Interest expense	(46)	(15)
Other income (expense)	210	1,813
Income before income tax expense	200	1,816
Income tax expense	(91)	(405)
Consolidated net income	109	1,411
Net income per share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Shares used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Nine Months Ended September 30,
	2022	2021
Revenue earned
Service revenue	$18,729	$17,809
Cost of revenue
Cost of revenue	16,222	15,542
Gross profit	2,507	2,267
Selling, general, and administrative expenses	3,343	2,554
Operating loss	(836)	(287)
Other income (expense)
Interest income	196	235
Interest expense	(111)	(78)
Other income	210	9,855
Income (loss) before income tax expense	(541)	9,725
Income tax expense	(117)	(1,075)
Consolidated net income (loss)	(658)	8,650
Net income per share:		-
Basic	$0.00	$0.03
Diluted	$0.00	$0.03

Shares used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

For the Nine Months Ended September 30, 2022 and 2021

(amounts in thousands, except per share data)

			Additional
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2020	300,000,000	$-	$750	$767	$1,517
Net Income	-	-	-	8,650	8,650
Balance, September 30, 2021	300,000,000	-	750	9,417	10,167

Balance, December 31, 2021	300,000,000	-	750	8,660	9,410
Net Loss	-	-	-	(658)	(658)
Balance, September 30, 2022	300,000,000	$-	$750	$8,002	$8,752

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(658)	8,650
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	23	16
Accrued interest	(172)	(246)
(Gain)/loss on disposal of property and equipment		38
Gain on forgiveness of PPP loan payable		(5,216)
Changes in operating assets and liabilities:
Trade receivables	2,634	(1,441)
Prepaid expenses and other current assets	(35)	48
Accounts payable	(828)	(260)
Accrued payroll	(627)	350
Accrued expenses	(59)	(59)
Deferred revenue	-	2
Other liabilities	(1)	(2)
Income taxes payable	(241)	738
Net cash provided by (used in) operating activities	$36	2,618
Cash flows from investing activities:
Purchase of fixed assets	(1)	(6)
Net cash provided by (used in) investing activities	$(1)	(6)
Cash flows from financing activities:
Net borrowing/(repayment) of factoring liability	-	(2,061)
Borrowing of note payable	1,068	(37)
Advances to Related Parties	-	(480)
Net cash provided by (used in) financing activities	$1,068	(2,578)
Net increase in cash and cash equivalents	1,103	34
Cash and cash equivalents, beginning of year	24	70
Cash and cash equivalents, end of year	$1,127	104

The accompanying notes are an integral part of these statements.

7

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(amounts in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$111	$78
Income taxes	$735	$344

Supplemental disclosures of non-cash investing and financing activities:
The Company received forgiveness from the SBA of its PPP loan payable	$-	$5,216

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(amounts in thousands, except per share data)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Reliability, Incorporated is a leading provider of Workforce Management & Staffing Solutions, along with its wholly owned subsidiary, The Maslow Media Group, Inc (“MMG”), (collectively, “Reliability” or the “Company”), primarily within the United States of America in four industry segments: Employer of Record (“EOR”), Recruiting and Staffing, Direct Placements, and Video and Multimedia Production Services. Our Staffing segment provides skilled field talent on a nationwide basis for Media, Video Production, IT, and Finance and Accounting client partner projects. Our Staffing segment occasionally receives requests for direct placements. Video Production involves assembling and providing crews for special projects that can last anywhere from a week to 6 months.

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

These individuals, included but were not limited to Dr. Doki, Mrs. Janumpally, Mr. Pathuri, and Mrs. Valleru, Igly Trust, and Judos Trust also have common ownership combinations in a number of other entities [Vivos Holdings, LLC. Vivos Real Estate Holdings, LLC (“VREH”), Vivos Holdings, Inc., Vivos Group, Vivos Acquisitions, LLC., and Federal Systems, LLC], (collectively referred to herein as “Vivos Group”).

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

Upon purchasing MMG and thereafter, Vivos Holdings, LLC and their affiliates (collectively the “Vivos Group”) began borrowing monies from MMG starting with $1,400 in 2016 and by the end of 2019 the balance had reached $3,418 which included a $3,000 guarantee from Dr. Naveen Doki. (See Note 8 for more details).

On or about February 25, 2020, the Company, as plaintiff, filed a complaint with the Circuit Court of Montgomery County, Maryland against Vivos Holdings, LLC, Vivos Real Estate Holdings, LLC and Dr. Doki (collectively “Vivos Debtors”), to enforce Maslow’s rights under certain promissory notes and a personal guarantee made by the Dr. Doki.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(amounts in thousands, except per share data)

On or about May 6, 2020, the Vivos Debtors filed a counterclaim and third-party complaint for damages, declaratory and injunctive relief, and jury demand (the “Counterclaim”).

We refer below to the disputes between Reliability and the Vivos Group as the “Vivos Matter.”

On March 21, 2022, the Company began agreed upon arbitration proceedings against the Vivos Group. Among several claims, MMG sought remedy on three notes, plus a guarantee totaling approximately $5,039 when the arbitration hearing began.

On August 2, 2022, VREH filed for Chapter 11 Bankruptcy Protection in the District Court of Maryland. This action prevented the Arbitrator from providing any ruling relating to Note II in the arbitration case at the time of his award.

On August 24, 2022, the Company filed a motion to stay the VREH Bankruptcy filing to allow the Arbitrator to rule on the claims against VREH. The motion to lift the stay was granted by the court on September 16, 2022, after the initial award by the Arbitrator.

On August 31, 2022, the Arbitrator issued an award (the “Award”) with the Company and MMG prevailing on their claims. The Company and MMG were awarded the following:

●	an award in favor of MMG against Vivos Holdings LLC under Note I (as defined in the Award) in the amount of $3,458,377, with interest thereon from June 30, 2022, at the rate of 4.5% per year;
●	no award as to Note II (as defined in the Award) until and at such time as the automatic stay imposed by the United States Bankruptcy Court as a result of the filing of a petition in bankruptcy by VREH is lifted or the bankruptcy proceeding is terminated;
●	an award in favor of MMG against Vivos Holdings, LLC under Note III (as defined in the Award) in the amount of $800,448, with interest thereon from June 30, 2022, at the rate of 2.5% per year, plus collection costs, including reasonable attorneys’ fees, incurred in the effort to collect Note III;
●	an award in favor of MMG against Naveen under the Personal Guaranty (as defined in the Award) in the amount of $2,309,449, plus interest thereon at the rate of 6% per year from the date of the Award;
●	an award in favor of the Company against Naveen, Valleru, Janumpally, individually and as Trustee of Judos Trust, and Pathuri, as Trustee of Igly Trust, jointly and severally, for contract damages of $1,000,000, to be satisfied by the transfer of their shares of the Company common stock to the Company equal in value to $1,000,000, valued as of the date of the Award, in accordance with the provisions of Section 9.06(d) of the Merger Agreement;
●	an award in favor of the Company against Naveen, Valleru, Janumpally, individually and as Trustee of Judos Trust, and Pathuri, as Trustee of Igly Trust, jointly and severally, for fraud damages in the amount of $4,327,127, plus interest thereon at the rate of 6% per year from the date of the Award, together with any out-of-pocket fees and expenses, including attorneys’ and accountants’ fees;
●	an award appointing a rehabilitative receiver for the Company under the deadlock situation provisions of Section 11.404(a)(1)(B) of the Texas Business Organizations Code, the primary function of which is to collect the contract and fraud damages, including costs, expenses and fees provided in the Award, due to the Company, with matters regarding such receivership to be set forth in a supplemental award; and
●	declaratory relief in favor of the Company and its officers and directors.

Section 11.404(a)(1)(B) of the Texas Business Organizations Code provides for the appointment of a rehabilitative receiver when “the governing persons of the entity are deadlocked in the management of the entity’s affairs, the owners or members of the entity are unable to break the deadlock, and irreparable injury to the entity is being suffered or is threatened because of the deadlock.” With respect to the receivership, the owners or holders of all of the shares of common stock of the Company received as a result of the conversion of 1,600 shares of common stock of MMG owed by Naveen and Valleru under the Merger Agreement shall not be entitled to vote any of those shares at any annual or special meeting of the shareholders of the Company during the period of the receivership. Upon the completion of the receiver’s primary function of collecting damages due to the Company, the receivership shall terminate and the restrictions on the rights of the shareholders of the Company imposed by the Award shall be lifted.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(amounts in thousands, except per share data)

The parties to the Arbitration had until September 19, 2022 to submit their requests related to the Supplemental Award to be filed by the Arbitrator relating to the assignment of a Receiver. An extension was granted until October 6, 2022 at which point all parties submitted their requests to the Arbitrator. The parties now have until November 23, 2022 to respond to the submissions received by the Arbitrator on October 6, 2022. The Company does not have a definitive date by which it will receive the supplemental award identified in the Arbitration Award dated August 31, 2022, but hopes it will be received before the end of the year.

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

Concentration of Credit Risk

For the nine months ended September 30, 2022, 20.3% of revenue came from Goldman Sachs, 13.5% from AT&T Services Inc (“AT&T”), and 12.2% from Janssen Pharmaceuticals (which includes workforce partner Johnson & Johnson) and 10.8% from DirecTV. Combined, this totals 56.7% of revenue. AT&T, Goldman Sachs, Janssen, Morgan Stanley and DirectTV accounted for 18.1%, 15.7%, 13.8%, 11%, and 8.6% respectively, 67.1% in aggregate revenue for the same period ended September 30, 2021. No other client has exceeded 10% of revenues in 2022 or 2021.

NOTE 2. LIQUIDITY AND GOING CONCERN

Going Concern

Management considers on a regular basis, the Company’s ability to continue as a going concern. The factors which have impacted the business and our liquidity are:

●	uncertainty of the timing or form of recovery of the of the arbitration award., with some of the award being collected in in the form of shares
●	operating losses in ten of the last eleven quarters starting with the first quarter of 2020 through the third quarter of 2022 ending September 30, 2022, totaling in aggregate $2,131
●	the slow-moving rebound of client demand for our services to pre-pandemic levels;
●	difficulties in raising cash via public markets for organic and inorganic growth, due to lack of unissued authorized shares available for Company use;
●	Commitments and Contingencies, described further in Note 6.

All these conditions noted and factored above, and if the $5,157 in notes receivable is not realized in full, part, or all, create substantial doubt about the Company’s ability to continue as a going concern.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(amounts in thousands, except per share data)

Additionally, from an operational view the underlying business has yet to fully recover from COVID-19 with current quarterly comparative revenue levels down 36% from 2019 standards.

Therefore, there can be no assurances that the Company will be successful in managing the impact of the foregoing or its ability to maintain sufficient liquidity over a period of time that will allow it to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome from these uncertainties.

The Company is quoted on the OTC Marketplace under the symbol “RLBY.”

NOTE 3. ACCOUNTS RECEIVABLE

Accounts receivable are broken down as follows

	September 30, 2022	December 31, 2021
Accounts Receivable
Trade receivables	$4,581	5,592
Unbilled receivables	510	813
Less allowance for doubtful accounts	-	-
Total trade accounts receivable	5,091	6,405

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

NOTE 5. DEBT

Tax Liabilities

When MMG was initially acquired by Vivos Holdings, LLC in 2016, the Company’s corporate status was changed from an S Corp to a C Corp due to its new ownership structure. This triggered an accelerated tax event, a $215 estimated annual impact per year for 4 years which was accounted for in subsequent tax returns through 2019. In 2021, MMG completed settlement of the estimated $860 tax liability caused by the Vivos Group in 2017, paying the final estimated portion of $300 in 2021.

As of September 30, 2022, the Company no longer has a federal tax liability related to tax periods prior to 2020.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(amounts in thousands, except per share data)

Factoring Facility

Gulf Coast Bank and Trust

On August 24, 2022, we were notified by our factoring company Triumph Business Capital (“TBC”) that our factoring arrangement had been sold to Gulf Coast Bank and Trust (“Gulf”), as TBC had decided to sell its non-transportation portfolio. The transition took place between August 26th and 28th with new financing coming from Gulf. However, until all open accounts receivable (“A/R”) managed by TBC is collected, a portion of those funds plus non factored receivables continue to come to MMG from TBC. The Company continues to be obligated to meet certain financial covenants in respect to invoicing and reserve account balance.

In accordance with the agreement, a reserve amount is required for the total unpaid balance of all purchased accounts multiplied by a percentage equal to the difference between one hundred percent and the advanced rate percentage. As of September 30, 2022, the required amount was 7%. Any excess of the reserve amount is paid to the Company on a weekly basis, as requested. If a reserve shortfall exists for a period of ten days, the Company is required to make payment to the financial institution for the shortage.

Accounts receivables were sold with full recourse. Proceeds from the sale of receivables were $3,429 for the three-month period ending September 30, 2022, compared to $1,756 for the same period ending on September 30, 2021, and $10,388 compared to $2,453 for the nine months ended September 30, 2022 and 2021, respectively. The total outstanding balance under the recourse contract was $2,014 on September 30, 2022, compared to $946 as of December 31, 2021.

The factoring facility is collateralized by substantially all the assets of the Company. In the event of a default, the factor may demand that the Company repurchase the receivable or debit the reserve account. Total finance line fees for the three months ended September 30, 2022, and 2021 totaled $46 and $15, respectively, and $111 and $78 for the nine months ended September 30, 2022, and 2021, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

There are a number of debts and confessions of judgement (“COJ”) related to the Vivos Group that included MMG as a co-signer or guarantor at some stage in the Vivos Group debt process from November 2016 through October 29, 2019 when Vivos Holdings, LLC owned Maslow.

In December 2019, the Company’s executive management learned that prior to the Merger, in January 2018, one of the Company’s related parties, on behalf of MMG, executed a guarantee of obligations of Vivos Real Estate Holdings, LLC (“VREH”), under a mortgage loan for the purchase of the property at 22 Baltimore Rd., Rockville, Maryland. MMG leased this space on market terms through April 30, 2020. This obligation had not been disclosed by the Vivos Group to Reliability prior to the Merger and consequently not included in MMG’s financial statements.

On March 3, 2022, MMG received a notice of default, acceleration, and demand for payment in full, from FVCBank due to incurable events of default on behalf of Borrower, Vivos Real Estate Holdings, LLC. Per the default notice, “[a]s of March 2, 2022, the total indebtedness due and owing under the Loan (the ‘‘Debt’’) is $1,743 consisting of an unpaid principal balance in the amount of $1,703 accrued and unpaid interest in the amount of $7, deferred payments in the amount of $20 and late fees in the amount of $12 plus prepayment penalties and attorneys’ fees, costs and expenses,” less setoff fees of $16. MMG believes it has grounds to contest it being a guarantor on the loan.

On July 12, 2022, MMG was advised that a foreclosure sale of the 22 Baltimore Road property was scheduled to take place on Thursday August 4, 2022, at Montgomery County Circuit Court in Rockville, Maryland. It was subsequently cancelled after VREH filed for bankruptcy on August 2, 2022.

On August 2, 2022, VREH filed for Chapter 11 bankruptcy in the District Court of Maryland.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(amounts in thousands, except per share data)

Maslow has filed a Motion to Vacate Confessed Judgment entered against it by FVC Bank in the Circuit Court for Fairfax County. A hearing date is set for December 9, 2022.

On October 20, 2022, FVC bank filed a Motion to Dismiss Chapter 11 Case for Cause with respect to this pending proceeding filed by VREH. A hearing date is set for November 16, 2022.

On November 2, 2022, Maslow filed a “Response” to the Bank’s Motion to Dismiss, which in essence is a separate Motion for court to dismiss VREH’s Chapter 11 protection filing.

In October 2022, MMG learned that Vivos IT, LLC filed a lawsuit against Second Wind Consultants (“SWC”) in May 2019 included MMG as a plaintiff. The lawsuit included claims of fraud in inducement and unjust enrichment against SWC. The Five parties suing SWC, included Vivos LLC, The Maslow Media Group, Suresh Venkat Doki, Naveen Doki and Silvija Valleru. The lawsuit related to a debt restructuring services agreement secured by Suresh Doki, Naveen Doki and Silvija Valleru to assist the following then owned Vivos entities: Maslow Media Group, Inc., Health Care Resources Network, Inc., Mettler & Michael, Inc., 360 IT Professionals, Inc. and US IT Solutions, Inc. Second Wind countersued all plaintiffs on September 30th, 2019, seeking to collect the balance of $402,500 not paid by the Vivos Group. These suits were not disclosed to Maslow Management or to Reliability before the merger closed on October 29, 2019. MMG is weighing its legal options at this time.

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

As of September 30, 2022, and December 31, 2021, the receivable totaled $5,157 and $4,985, respectively. This is not inclusive of the additional amounts awarded in the arbitration.

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

On October 20, 2022, FVC bank filed a Motion to Dismiss Chapter 11 Case for Cause with respect to this pending proceeding filed by VREH. A hearing date is set for November 16, 2022.

On November 2, 2022, Maslow filed a “Response” to the Bank’s Motion to Dismiss, which in essence is a separate Motion for court to dismiss VREH’s Chapter 11 protection filing.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

On August 31, 2022, the Arbitrator issued an award (the “Award”) with the Company with MMG prevailing on their claims. (See Note 1) for more details.

The parties to the Arbitration had until September 19, 2022, to submit their requests related to the Supplemental Award to be filed by the Arbitrator relating to the assignment of a Receiver. An extension was granted until October 6, 2022, at which point all parties submitted their requests to the Arbitrator. The parties now have until November 23, 2022, to respond to the submissions received by the Arbitrator on October 6, 2022. The Company does not have a definitive date by which it will receive the supplemental award identified in the Arbitration Award dated August 31, 2022, but hopes it will be received before the end of the year.

NOTE 9. BUSINESS SEGMENTS

The Company operates within four industry segments: EOR, Recruiting and Staffing, Direct Placements, and Video Production. The EOR segment provides freelance talent to a host of large corporate customers in all 50 states. The Recruiting and Staffing segment provides skilled media and IT field talent on a nationwide basis for customers in a myriad of industries. Direct Placements was added as a segment in the second quarter 2021 as the Company began to take on clients who desired the Company source candidates for direct hire needs on a regular basis. The Video and Multimedia Production segment provides crewing and Script to Screen services for corporate, government, and non-profit clients, globally.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(amounts in thousands, except per share data)

The following tables provides a reconciliation of revenue by reportable segment to consolidated results for the three and nine months ended September 30, 2022, and 2021, respectively:

For the three months ended September 30:

	2022	2021
Revenue:
EOR	$5,494	5,705
Recruiting and Staffing	848	962
Direct Placement	60	38
Video and Multimedia Production	62	236
Total	$6,464	6,941

For the nine months ended September 30:

	2022	2021
Revenue:
EOR	$15,783	14,186
Recruiting and Staffing	2,671	2,658
Direct Placement	99	68
Video and Multimedia Production	176	897
Total	$18,729	17,809

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 15, 2022, the date on which the unaudited consolidated financial statements were available to be issued. Based upon this evaluation, management has determined that no material subsequent events have occurred that would require recognition in or disclosures in the accompanying unaudited condensed consolidated financial statements, except as follows:

Maslow has filed a Motion to Vacate Confessed Judgment entered against it by FVC Bank in the Circuit Court for Fairfax County. A hearing has been scheduled for December 9, 2022.

On October 20, 2022, FVC bank filed a Motion to Dismiss Chapter 11 Case for Cause with respect to this pending proceeding filed by Vivos Real Estate Holdings, LLC (VREH). A hearing date is set for November 16, 2022.

On November 2, 2022, Maslow filed a “Response” to the Bank’s Motion to Dismiss, which in essence is a separate Motion for court to dismiss VREH’s Chapter 11 protection filing.

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

RESULTS OF OPERATIONS

Revenues

Revenues for the three months ended September 30, 2022, was $6,464, which was $477 or 6.9% less than for the same period in 2021 with third quarter revenue at $6,941. EOR declined by $211 or 3.7%, compared to the third quarter of 2021, to $5,494, which represented 85% of third quarter 2022 revenue.

Staffing declined by $114 in the third quarter of 2022, or 11.9% to $848. This consisted of Media Staffing, which declined $99 and IT staffing which was $15 off the mark of the third quarter comparative in 2021.

Video Production had a decline in revenue of $174, but Direct Placements garnered $60 compared to $38 in revenue in the third quarter of 2021.

For the nine months ended September 30, 2022, revenue totaled $18,729 compared to $17,809 year to date for the same period a year ago, resulting in $920 in incremental revenue comparably.

EOR revenues through nine months ended September 30, 2022, have produced an even larger comparative gain compared to 2021, with $15,783 compared to $14,186 a year ago. This is an increase of $1,597 or 11.3%, which represented 84.3% of the Company’s total year to date (YTD) revenue through September 30.

Staffing is $13 ahead of last year’s pace through the nine months ending September 30, 2021, with $2,671 in revenue compared with $2,658 comparatively in 2021.

Media Staffing has grown $216 to $2,464 but this was almost completely offset by IT Staff’s $203 decline to $207 from $410 in the nine months ended September 30, a year ago.

Video Production revenue has compared unfavorably to the same period in 2021, declining $721 with revenues of $176 compared to $897 in 2021. This decline was the result of three clients curtailing projects they had with us in 2021, the loss of one client which changed its bid requirements, and tour reclassifying certain work with clients as Media Staffing given its nature.

Our Direct Placement business through nine months in 2022 has $99 in revenue compared to $68 over the same period in 2021, a $31 or 45.6% increase as we have a few newer clients that focus on direct media placements only.

Cost of Revenue / Gross Profit

Gross profit for the three-month period ending September 30, 2022, was $891 representing 13.8% of revenues, which is an $88 improvement over the $803 in gross profit MMG earned in 2021’s third quarter when the gross margin reached 11.6%.

The overall quarterly gross margin (“GM”) percentage improvement can be attributed to the strength of the EOR margin reaching 12.4% in the third quarter 2022 and compared to 9.1% a year ago.

The two catalysts for EOR margin lift are price increases, and heavier use of W2 resources vs. 1099 labor based on client mix. For example, lower revenues for one large EOR client in ‘22 are highly weighted towards 1099s over W2. GP would be approximately 20 basis points lower if those revenues still existed.

W2 workers in EOR represented 82% of labor compared to 74% in the third quarter in 2021. On average in 2022, margins are 9%, 1.1% higher for EOR W2 labor than 1099.

MMG’s Staffing gross profit margin slid from 20.1% to 16.7%, due to client mix, however while overall non EOR total margin, including Video Production and Direct Placements were at 21.9% in the 3 months ending September 30, 2022, compared to 22.8% in the same period in 2021.

Year to date 2022, the Company’s gross profit improved by $240 or 10.6% to $2,507 compared to $2,267 over the first nine months in 2021.

Gross margin percentage rose from 12.7% in 2021 to 13.4% when comparing the nine months ending September 30, 2022, to same period in 2021.

EOR experienced a year-to-date margin boost to 11.7% compared to 9.5% through September 30, 2021. Thirty basis points were spurred by resources moved from billable to indirect overhead. Increased use of W2 client mix and pricing changes led to the additional spur in EOR margins. Media Staffing margins year to date have held steady to where they were a year ago at declined to 19.9% compared to 20.8% through three quarters in 2021, while Video Production’s nine-month gross profit margin has risen to 24.3% compared to 20.6% in nine months ending September 30, 2022. However, the overall Video Production impact on overall gross profit margin is nominal given it represents 1% of the business revenue and 1.7% of gross profit.

General and Administrative (“G&A”)

General and administrative (“G&A”) expenses for the three months ended September 30, 2022, were $941, as compared to $866 in the comparable period in 2021, representing a $75 or 8.7% increase. This increase was predominantly the result of having increases in the following areas; $53 in legal, $37 in contract services, $24 in employee health insurance related costs, and $21 in commissions. Of the $53 in legal fees, $34 were arbitration related costs, as were $9 of the $37 in contract services, for the three months ended September 30, 2022.

Arbitration related costs represented $43, an increase of $35 comparatively from a year ago.

For the nine months ending September 30, 2022, G&A was $3,343 compared with $2,554 a year ago, an increase of $789 or 30.9%. However, the legal and consulting costs associated with our arbitration (See Note 1) represents $543 in totality, a $525 increase in like costs associated with the Vivos Matter from a year ago. MMG salaries and benefits increased $190, $69 of which are wages and payroll taxes, $54 commissions, and $39 health insurance benefits for employees. $50 of the $69 in wage and payroll tax proliferation is attributed to a need to move certain billable resources from EOR clients to overhead as described above in the Gross Profit section. Departmentally, our Client Services group, which includes recruiters, has developed, resulting in increase of $60 of the $190.

Interest Expense

The Company incurred $111 in interest charges for financing (factoring) its invoices in the first nine months of 2022 compared with $78 in the same period a year ago. In the third quarter MMG incurred $46 in interest changes compared to $15 in the same period a year ago as MMG increased its average position under finance from $1,088 a year ago to $2,276 in the third quarter 2022. The cost of financing increased from a year ago when the prime rate was 3.25% in the third quarter 2021 with two increases in the third quarter 2022, ending at 6.25%. Thus, our borrowing rates were 6% in the third quarter 2021 and ranged from 7.5% to 8.25% in the third quarter 2022.

Other Income (Expense)

For the nine months ended September 30, 2022, MMG received $210 in other income by way of ERC funds compared to a year ago when MMG earned $9,855 in other income courtesy of $5,273 in the PPP Forgiveness which included the recovery of accrued interest, and $4,582 In Employee Retention Credits (ERC). The $210 was thought to be ineligible portion of 2021’s first quarter ERC, but it was deemed to be based on our payrolls, eligible per the IRS.

Income Tax

The Company has taken a tax loss of $117 over the nine months ending September 30, 2022, to record discrete tax items and true up of prior year returns.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements are driven primarily by EOR field talent payments, G&A salaries, public company costs, attorney fees associated with the protracted Vivos Matter, interest associated with factoring, and client accounts receivable receipts. Since receipts from client payments are on average 70 days behind payments to field talent, working capital requirements can be periodically challenged. We have a Factoring Facility with Gulf Coast Bank (“Gulf”), whereas Gulf advances 93% of our eligible receivables at an advance rate of 15 basis points, an interest rate of prime plus 2%., and our prime floor rate at 4%. Our Days Outstanding (DSO) for the trailing 12 months ending September 30, 2022, is at 66 comparable to 62 DSO for the trailing twelve months ending September 30, 2021. This has much to do with extended payment terms to our larger clients as well as delays of up to 30 days on receiving purchase orders after the invoice has been prepared. MMG management is working on ways to speed back up the cash conversion process outside of financing.

In 2021, a few of our large clients began demanding 90-day terms. Delays in receipt of purchase orders also has had an adverse impact on our DSO since 2019. Thus, trailing twelve-month DSO ending September 30, 2022, was 66 from 62 in the first nine months of 2021. This has more to do with revenue mix to clients with whom have 60 and 90 day payment terms than delinquent accounts. However, our over 60 days past due represented 8.7% or $398 of our total A/R compared to 1% in the same nine-month period ending September 30, 2021.By October 31, $308 of the $398 had been collected.

When looking at A/R aging in relation to due date, as of September 30, 2022, 73.6% or $3,370 of our $4,581 in total trade receivables were < 31 days aged, compared to 96.5% a year ago.

Our over 60 days past due represented 8.7% or $398 of our total A/R compared to 1% in the same nine-month period ending September 30, 2021. By October 31, $308 of the $398 has been collected.

Our Federal and state tax liability has a balance of $276 at the end of the third quarter 2022, this is mainly for state income taxes because we deposited $725 of our 2021 expected federal tax liability in the first quarter.

Our primary sources of liquidity are cash generated from operations via accounts receivable and borrowings under our Factoring Facility with Gulf enabling access to the 7% unfactored portion. Because certain large clients have changed their payment practices announcing 60- and 90-day terms amounting to a unilateral extension to contractual terms by 30-60 days, we can experience an adverse cash flow impact since Gulf does not provide credit if an account obligor pays more than 120 days after the invoice date.

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

Since we are an EOR with the majority of contracted talent paid as W-2 employees who are paid known amounts on a consistent schedule; our cash inflows do not typically align with these required payments, resulting in temporary cash outlays, which is why we employ factoring.

Vivos Debtors as of September 30, 2022, had notes receivable totaling $5,157 including default on a $3,000 promissory note and on a $750 tax obligation in December 2019. After numerous failed collection attempts, on February 17, 2020, the Company initiated an action in the Circuit Court of Montgomery County Maryland against Dr. Doki and the Vivos Holdings for non-payment. The Vivos Matter moved to arbitration where on August 31,2022 the Arbitrator issued an award (the “Award”) with the Company and MMG prevailing on their claims. This is not inclusive of the additional amounts awarded in the arbitration.

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

As of September 30, 2022, our working capital was $8,725 compared to $9,417 a year ago and $9,361 on December 31, 2021. Our adjusted working capital at the end of September 2022, excluding the notes receivable related to the Vivos Debtors totals $3,568 compared to $4,468 a year earlier.

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

September 30, 2022

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

On August 2, 2022, VREH filed for Chapter 11 Bankruptcy Protection in the District Court of Maryland. This action prevented the Arbitrator from providing any ruling relating to Note II in the arbitration case at the time of his award.

On August 24, 2022, the Company filed a motion to stay the VREH Bankruptcy filing to allow the Arbitrator to rule on the claims against VREH. The motion to lift the stay was granted by the court on September 16, 2022, after the initial award by the Arbitrator.

On August 31, 2022, the Arbitrator issued an award (the “Award”) with the Company with MMG prevailing on their claims. The Company and MMG were awarded the following:

●	an award in favor of MMG against Vivos Holdings, LLC under Note I (as defined in the Award) in the amount of $3,458,377, with interest thereon from June 30, 2022, at the rate of 4.5% per year;
●	no award as to Note II (as defined in the Award) until and at such time as the automatic stay imposed by the United States Bankruptcy Court as a result of the filing of a petition in bankruptcy by VREH is lifted or the bankruptcy proceeding is terminated;
●	an award in favor of MMG against Vivos Holdings, LLC under Note III (as defined in the Award) in the amount of $800,448, with interest thereon from June 30, 2022, at the rate of 2.5% per year, plus collection costs, including reasonable attorneys’ fees, incurred in the effort to collect Note III;
●	an award in favor of MMG against Naveen under the Personal Guaranty (as defined in the Award) in the amount of $2,309,449, plus interest thereon at the rate of 6% per year from the date of the Award;
●	an award in favor of the Company against Naveen, Valleru, Janumpally, individually and as Trustee of Judos Trust, and Pathuri, as Trustee of Igly Trust, jointly and severally, for contract damages of $1,000,000, to be satisfied by the transfer of their shares of the Company common stock to the Company equal in value to $1,000,000, valued as of the date of the Award, in accordance with the provisions of Section 9.06(d) of the Merger Agreement;
●

an award in favor of the Company against Naveen, Valleru, Janumpally, individually and as Trustee of Judos Trust, and Pathuri, as Trustee of Igly Trust, jointly and severally, for fraud damages in the amount of $4,327,127, plus interest thereon at the rate of 6% per year from the date of the Award, together with any out-of-pocket fees and expenses, including attorneys’ and accountants’ fees;

●	an award appointing a rehabilitative receiver for the Company under the deadlock situation provisions of Section 11.404(a)(1)(B) of the Texas Business Organizations Code, the primary function of which is to collect the contract and fraud damages, including costs, expenses and fees provided in the Award, due to the Company, with matters regarding such receivership to be set forth in a supplemental award; and
●	declaratory relief in favor of the Company and its officers and directors.

Section 11.404(a)(1)(B) of the Texas Business Organizations Code provides for the appointment of a rehabilitative receiver when “the governing persons of the entity are deadlocked in the management of the entity’s affairs, the owners or members of the entity are unable to break the deadlock, and irreparable injury to the entity is being suffered or is threatened because of the deadlock.” With respect to the receivership, the owners or holders of all of the shares of common stock of the Company received as a result of the conversion of 1,600 shares of common stock of MMG owed by Naveen and Valleru under the Merger Agreement shall not be entitled to vote any of those shares at any annual or special meeting of the shareholders of the Company during the period of the receivership. Upon the completion of the receiver’s primary function of collecting damages due to the Company, the receivership shall terminate and the restrictions on the rights of the shareholders of the Company imposed by the Award shall be lifted.

The parties to the Arbitration had until September 19, 2022 to submit their requests related to the Supplemental Award to be filed by the Arbitrator relating to the assignment of a Receiver. An extension was granted until October 6, 2022 at which point all parties submitted their requests to the Arbitrator. The parties now have until November 23, 2022 to respond to the submissions received by the Arbitrator on October 6, 2022. The Company does not have a definitive date by which it will receive the supplemental award identified in the Arbitration Award dated August 31, 2022, but hopes it will be received before the end of the year.

The following legal proceedings where Vivos Group borrowings impacting MMG:

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

On August 2, 2022, VREH filed for Chapter 11 Bankruptcy Protection in the District Court of Maryland. This action prevented the Arbitrator from providing any ruling relating to Note II in the arbitration case at the time of his award

On August 24, 2022, the company filed a motion to stay the VREH Bankruptcy filing to allow the Arbitrator to rule on the claims against VREH. The motion to lift the stay was granted by the court on September 16, 2022, after the initial award by the Arbitrator

Item 1a. Risk Factors

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

As more fully described in Notes 1 and 6 of the Notes to Unaudited Consolidated Financial Statements, we are currently engaged in litigation and arbitration with the Vivos Group and received an award judgement on August 31, 2022. The litigation includes multiple complaints and counterclaims by us and the Vivos Group in venues in Maryland and Texas. The arbitration was brought by the Company to enforce its rights under the Merger Agreement and other loan documents.

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

RELIABILITY INCORPORATED (Registrant)

November 15, 2022	/s/ Nick Tsahalis
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

