Form 10-K
period 2022-12-31
RELIABILITY INC
filed 2023-03-31
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period from January-1-2022 to December-31-2022

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

Indicate by check mark whether the Registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large, accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large, accelerated filer ☐		Accelerated filer	☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes, ☒ No

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2022, was $2,329,030 (based on the closing sale price of the Registrant’s common stock on June 30, 2022, as reported on OTC American).

As of March 24, 2023, there were 300,000,000 shares of the Registrant’s common stock outstanding.

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

Although we have attempted to identify important factors that could cause actual actions, events or results which differ materially from those described in the forward-looking statements, there may be other factors, such as variants of COVID-19 that cause results to differ from those anticipated. Forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of the Annual Report on Form 10-K and we disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, results or otherwise, except as required by applicable securities laws.

As used in this Annual Report, the terms “we,” “us,” “our,” “Reliability,” “Maslow,” “MMG” and the “Company” meaning Reliability, Inc. and its operational subsidiary, Maslow Media Group Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in thousands except for share and per share values, unless otherwise indicated.

The disclosures set forth in this report should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2022. All dollars, except earnings per share, presented in this Form 10-K are in thousands ($000).

Part I

ITEM 1. BUSINESS

OVERVIEW AND HISTORY

Reliability Incorporated (“Reliability” or the “Company”), headquartered in Clarksburg, Maryland, through its wholly owned subsidiary, The Maslow Media Group, Inc. (“Maslow” or “MMG”), provides workforce solutions to its clients consisting primarily of Employer of Record (“EOR”) services, recruiting and staffing, and video and multimedia production. The Company focuses on domestic clients but provides services to these clients throughout the world. The Company’s clients are in diverse industries including media, financial services including banking, medical devices, pharmaceuticals, telecommunications, energy, healthcare, and education.

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

Maslow was founded in 1988 by Linda Maslow who’s impetuous was recognizing the need for a single resource that could provide qualified production crews to Washington, D.C.’s television, cable, and multimedia outlets. Maslow was later incorporated in Virginia in 1992 and changed its name to our current legal name, The Maslow Media Group, Inc. Maslow’s initial business consisted of providing “script to screen” services which consisted principally of providing production management and services to television, cable, and multimedia outlets. Over time, Maslow expanded its product offerings, adding workforce management solutions, such as Employer of Record (“EOR”), recruiting and staffing services. As Maslow grew, it expanded its geographic footprint by acquiring clients outside of the Washington D.C. metro area.

On November 9, 2016, Linda Maslow sold the business to Vivos Holdings, LLC (“Vivos Holdings”) owned by Naveen Doki (“Dr. Doki”) and Silvija Valleru (“Ms. Valleru”).

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

These individuals included but were not limited to Dr. Doki, Mrs. Janumpally, Mr. Pathuri, and Mrs. Valleru, Igly Trust, and Judos Trust also have common ownership combinations in a number of other entities [Vivos Holdings, LLC. Vivos Real Estate Holdings, LLC (“VREH”), Vivos Holdings, Inc., Vivos Group, Vivos Acquisitions, LLC., and Federal Systems, LLC], (collectively referred to herein as “Vivos Group”).

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

Upon purchasing MMG and thereafter, Vivos Holdings, LLC and their affiliates (collectively the “Vivos Group”) began borrowing monies from MMG starting with $1,400 in 2016 and by the end of 2019 the balance had reached $3,418 which included a $3,000 guarantee from Dr. Naveen Doki. (See Note 12 for more details). Vivos Holdings, LLC, Vivos Real Estate Holdings, LLC, and Mr. Doki are collectively b referred to as “Vivos Debtors.”

The attempted collection of the guarantee and debt from the Vivos Group set off a chain of legal events culminating in an arbitration hearing and award in 2022. (See below and Item 3 for complete summary). We refer below to the disputes between Reliability and the Vivos Group as the “Vivos Matter.”

A series of legal actions and hearings took place starting in March of 2020 through September of 2021. At that time, Arbitration was agreed by both the Vivos Group and MMG, The proceedings began in February 2022 and were completed in March 2022.

On August 31, 2022, the Arbitrator issued an award (the “Award”) with the Company and MMG prevailing on their claims. The Company and MMG were awarded the following:

●	an award in favor of MMG against Vivos Holdings LLC under Note I (as defined in the Award) in the amount of $3,458, with interest thereon from June 30, 2022, at the rate of 4.5% per year;
●	no award as to Note II (as defined in the Award) until and at such time as the automatic stay imposed by the United States Bankruptcy Court as a result of the filing of a petition in bankruptcy by VREH is lifted or the bankruptcy proceeding is terminated;
●	an award in favor of MMG against Vivos Holdings, LLC under Note III (as defined in the Award) in the amount of $800, with interest thereon from June 30, 2022, at the rate of 2.5% per year, plus collection costs, including reasonable attorneys’ fees, incurred in the effort to collect Note III;
●	an award in favor of MMG against Naveen under the Personal Guaranty (as defined in the Award) in the amount of $2,309, plus interest thereon at the rate of 6% per year from the date of the Award;

●	an award in favor of the Company against Naveen, Valleru, Janumpally, individually and as Trustee of Judos Trust, and Pathuri, as Trustee of Igly Trust, jointly and severally, for contract damages of $1,000, to be satisfied by the transfer of their shares of the Company common stock to the Company equal in value to $1,000, valued as of the date of the Award, in accordance with the provisions of Section 9.06(d) of the Merger Agreement;
●	an award in favor of the Company against Naveen, Valleru, Janumpally, individually and as Trustee of Judos Trust, and Pathuri, as Trustee of Igly Trust, jointly and severally, for fraud damages in the amount of $4,327, plus interest thereon at the rate of 6% per year from the date of the Award, together with any out-of-pocket fees and expenses, including attorneys’ and accountants’ fees;
●	an award appointing a rehabilitative receiver for the Company under the deadlock situation provisions of Section 11.404(a)(1)(B) of the Texas Business Organizations Code, the primary function of which is to collect the contract and fraud damages, including costs, expenses and fees provided in the Award, due to the Company, with matters regarding such receivership to be set forth in a supplemental award; and
●	declaratory relief in favor of the Company and its officers and directors.

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

The parties submitted material for clarification of the Award on March 7, 2023, and March 20, 2023, which included proposed language for an award to be entered against Vivos Real Estate Holdings, LLC (“VREH”), in light of the bankruptcy court order lifting the stay that pertains to VREH, which filed a petition in bankruptcy court. The date of a final award is unknown.

Upon a final resolution as to the underlying ownership and rights of certain shareholders, the Company intends to hold an annual meeting of shareholders within a reasonable time thereafter.

As of December 31, 2022, the Vivos Debtor balance was $5,251. The arbitration award covering all bulleted items above currently totals $9,585, independent of legal fees, interest, and other fees.

As of March 31, 2023, there were 300,000,000 shares of the Company’s common stock, no par value per share (the “Company Common Stock,” or “Common Stock”) outstanding.

EMPLOYEES

As of March 26, 2023, we had 22 team members (staff employees) at our Clarksburg, MD corporate and remote locations. During the fiscal year ended 2022, we assigned approximately 1,200 field talent workers of which 244 were deemed full time equivalent (FTE) throughout the year.

As of December 31, 2022, 794 active field talent workers and Maslow staff employees had been employed over the past 6 months.

Approximately 15% of our field talent are represented by a labor union. We are not aware of any current labor efforts or plans to formalize organize any of our other team members or field talent. To date we have not experienced any material labor disruptions.

PRODUCTS

Employer of Record (“EOR”)

Maslow’s EOR product is a unique outsourced managed workforce solution. The costs and compliance obligations relating to the employment of contingent workers are borne by Maslow. These workers are Maslow employees. The client is responsible for maintaining its workplace, but all administrative roles and responsibilities are administered by Maslow. This arrangement provides our clients compliance and legal protection as our expert staff takes responsibility for properly classifying and onboarding employees or independent contractors. Misclassifying an employee as an independent contractor can result in significant costs to the client.

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

Recruiting/Staffing

Maslow has been in the staffing business for over thirty years. During that time, Maslow has developed, and we continue to develop, a large global network of multimedia and video production workers for our media clients, camera crews and other technical and creative talent. Maslow uses this extensive network to rapidly respond to our clients’ needs for contingent staffing and direct hires.

In December 2019, Maslow acquired the operational assets of Intelligent Quality Solutions, Inc. (“IQS”), a staffing firm focused on information technology (“IT”) related industries and specializing in software testing. IQS formerly operated out of Plymouth, Minnesota.

Our overall temporary staffing services consist of on-demand or short-term staffing assignments, contract staffing, and on-site management administration. Short-term staffing services assist employers in dealing with employee demands caused by such factors as seasonality, fluctuations in demand for their products and services, vacations, illnesses, parental leave, and special projects. This benefits organizations from incurring the ongoing expense and administrative responsibilities associated with recruiting, hiring, and retaining these employees. More companies are focused on effectively managing variable costs and reducing fixed overhead. The use of short-term staffing services allows companies to utilize a contingent staffing approach for their personnel needs, thereby converting a portion of their fixed personnel costs to a variable expense.

Our staffing services place workers with clients for assignments lasting from as little as one day up to an indefinite period of time. We offer our clients several levels of staffing services: freelance, contract, temp to hire, direct hire or managed services. Our managed services solution includes building or assuming an existing team and placing an onsite manager, or managers, to help manage the team.

As is common in the staffing industry, the majority of our engagements to provide temporary services to our client are generally of a non-exclusive, short-term nature and subject to termination by our client with little or no notice.

In 2022, we began focusing on the placement of full-time equivalent employees on a contingency fee basis as a stand-alone practice. Because the margins are significantly higher, this line of business boosts our overall margins and operating income as explained in Results of Operations. Direct Hire, previously titled “Permanent Placement,” margins are much higher than temporary staffing and EOR in that we do not bear employee or 1099 costs for the direct hire placement. The only cost of revenue assigned is the relational use of recruiting software subscriptions.

Video/Multimedia Production

Maslow continues to be a provider of multimedia and video production solutions for corporate, government and broadcast clients.

We use our large, pre-vetted network of worldwide freelancers with high-level technical and creative skills to respond quickly to our clients’ needs. Our network includes directors of photography, audio engineers, make-up artists, field producers, gaffers and grips, talent, teleprompter operators, and drone operators. Maslow provides video production services to our clients for the purpose of branding videos, documentaries, Public Service Announcements, training modules, live events, webcasts, animation, projects, and more. Our freelance video production teams and clients collaborate with our in-house, full-time Video Production Managers who bring years of experience to every project, and who work side-by-side with the team to create the vision and story for the project. In addition to human assets, Maslow sources the latest technical broadcast equipment for television, the internet, and social media.

Maslow provides, among others, the following production services;

●	pre-Production conceptualization of final video deliverables;

●	project consultation from scriptwriting to site scouting;

●	budget development and management;

●	booking and managing of logistics for field and studio teams;

●	broadcast level HD camera crews and field support worldwide including makeup artists, AV support, field producers, and full equipment rental;

●	post-production facilities and freelance support including non-linear editors, graphic artists, narrators and actors;

●	animation and graphic design development, including whiteboard animation;

●	live transmission services from satellite to streaming; and

●	management of fully staffed client studios.

Intelligent Quality Solutions (“IQS”)

The Company operates its IQS assets as an IT Staffing division within Maslow. Maslow provides IT staff augmentation solutions placing top industry professionals at our customers in a myriad of industries.

Our team members are typically full-time employees that have established themselves as leaders in their chosen field. Some examples of positions that we recruit for, and place include:

●	Software Architect
●	Automation Architect
●	DevOps Engineer
●	Medical Device Engineers (including Quality Engineers, R&D, Manufacturing and Electrical)
●	QA Tester
●	Program Manager
●	Project Manager
●	QA Analyst
●	Quality Engineer (“QE”) and
●	Software Developer.

OUR INDUSTRY

Maslow operates within the workforce management and production services industry. The services Maslow provides (managed services, employer of record, staffing, recruiting, and video production services) generally fall within the broader category known as “workforce management” solutions.

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

Per Staffing Industry Analysts’ (SIA) 2022 North America Staffing Company Survey, the 2022 trends expected to have the greatest impact to staffing businesses in 2023 and beyond include: remote work, which continues to be considered a boon to operations with 20% of temps and 50% of internal staff working remote in 2022 and acquisition multiples hitting new highs on EBITDA. Wage and hourly pay and working time compliance; workers’ compensation, health and safety claims; and data privacy laws were most frequently cited as top compliance concerns with California, considered far and away the most challenging given their aggressive regulatory stance.

The temporary staffing industry is large and highly fragmented with thousands of competing companies. It was estimated that the 2022 U.S. temporary staffing market was $185.5 billion according to SIA up from the pre-pandemic market size of $152.8 billion in 2019.

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

However, the temporary staffing market is subject to volatility based on overall economic conditions. Historically, in periods of economic growth, the number of companies providing temporary staffing services has increased due to low barriers to entry. During recessionary periods, the number of companies has decreased through consolidation, bankruptcies based on loss of key clients or material reductions of usage by existing clients, or other events. Prior to the onset of the COVID-19 pandemic, we had been seeing that the temporary staffing industry was experiencing increased demand in relation to total job growth. Post COVID, clients continue to seek a more flexible remote workforce. In 2022, staffing revenue returned to 2019 levels with an expectation of a 2.2% growth in 2023.

According to SIA the US staffing industry grew 28% in 2022. Headwinds, however, are slowing the growth rate as SIA predicts the US staffing industry will likely experience a more subdued macroeconomic environment with GDP growth decelerating to 2.2%. The culprits are rising interest rates, continued supply chain problems, slow wage inflation, and disruptions and sanctions related to the war in Ukraine.

Per SIA’s Staffing Trends 2023, published January 19, 2023, there are reasons for staffing firms to be optimistic in 2023. “Contingent forms of labor like temporary staffing proved to be a valuable hedge in an extremely volatile and rapidly changing business environment. Staffing Industry Analysts’ data continues to suggest that organizations are increasingly receptive to proactively using contingent workers as part of their workforce mix.” SIA predicts 2023 will be inverse to 2022 in that the second half will be stronger than the first.

The complexity of keeping up with this regulatory compliance landscape, particularly for smaller employers and companies requiring workers in multiple states, has provided greater opportunity for EOR solutions. For example, California adopted eleven new employment laws in 2020. Additionally in 2022, Maryland and Maine became the latest states to enact paid family and medical leave legislations. Payroll deductions in the state of Maryland are set to begin on October 1st, 2023.

OUR CLIENTS

Historically the largest portion of our business has come from two clients, Client AA (Client A inclusive of its Client B division) and Client D. But in 2022, Client C became the number one contributor to revenue with $5,052, which was a 29.5% improvement over 2021 performance. Client A and Client B (previously Client AA), split from being under a single contract, with Client B coming in second in 2022 with $3,693, Client D third at $3,309, and Client A fourth at $3,075.

In terms of revenue contribution, Client C represented 19.6% of our 2022 revenue compared with 14.9% in 2021, Client B represented 14.4% of 2022 revenue compared with 11% as standalone in 2021, Client D delivered 12.9% of 2022 revenue compared with 14.5% in 2021, while Client A contributed 12% of revenue vs. 16.8% in 2021, and Client E pitched in 5.3% of our 2022 revenue compared with 10.9% in 2021.

No other client exceeded 10% of revenues.

If looking at Client B and Client A as if combined as they had been for the last three years, its 2022 contribution was 26.3% compared to 28.5% in 2021, 28.7% in 2020, and 37.5% in 2019.

Client A’s drop in 2022 was related to conversions of long-term contract employees to direct hires, reducing the contingent staffing requirements for the year. In 2021, Client E’s revenues increased substantially due to freelance staffing and employer of record requirements within the company’s creative division. Client E’s decline in revenues in 2022 was due to it moving its creative business to a non-US firm at the end of 2021.

From a revenue concentration standpoint, our top five customers represented 66% of our revenue in 2022 compared to 75.9% in 2021, keeping in mind Client A and Client B (Client AA) was treated as one client in 2021.

Collectively, Client B (33.7%), Client D (22.4%), Client C (18.5%), and Client A (13.7%) represent 87.6% of accounts receivable as of December 31, 2022. Comparatively, Client B (15.3%), Client D (32.9%), Client C (5.5%), and Client A (25.8%) represented 79.5% in their respective portions of our accounts receivable balance in 2021. In 2021, we reported Client B and Client A as combined with 41.1% of accounts receivable. Client A no longer has a controlling position of Client B.

GROWTH STRATEGY

Maslow’s growth strategy is a three-pronged approach with emphasis of the 1) Media Staffing market, 2) IT Staffing market, and 3) EOR expansion.

Media Staffing margins are healthy in the 20% range and increased by $106 from $3,033 from period ending December 31, 2021, to $3,176 in the same period, 2022, representing 12.3% of MMG’s total revenue.

IT Staffing is being revisited after the IQS revenue base shrunk rapidly due to the COVID-19 pandemic which saw us lose our top acquired client with a significant decline in revenues for the next 2 largest customers. We are hiring seasoned staffing professionals with experience in Media, IT and other verticals. Our overarching goal is to have account executives who can sell all our workforce management solutions. Our new VP of Sales brings over 20 years of staffing industry experience including lead roles at large national providers. Because the IT market for contracted contingent workers remains high, MMG is still keen to compete in this space and offer these services to our existing client base.

Total Staffing revenue in 2022 was $3,468 compared to $3,613 in 2021. The objective in 2023 is to increase these levels back to 2020 and beyond by focusing sales efforts on these types of immediate needs of clients.

Maslow’s EOR approach is to continue to seek media-based opportunities given the transient, contingent, and part time nature of corporate media is conducive to an EOR solution. We believe, however, there is an opportunity to leverage this expertise into other industries. The client acquisition challenge outside of media consists principally of educating prospective clients of the merits of the EOR solution over other options, finding the unique opportunities in each industry or within a corporate client that lend itself for an EOR solution, and competition from other providers of EOR services. The existing pandemic may make EOR a more desirable solution to companies that are looking for more agile ways of changing the headcount and nature of portions if not all of their workforce in an expeditious and low risk manner.

We expect to explore expanding our EOR to enter new industries, particularly those that rely significantly on contractors or freelancers to perform limited time or project-based assignments.

To ensure success, we have increased and added industry expertise to our client services and recruiting teams. Once the Vivos Matter (defined and referenced in Overview section) is completely resolved, the Company plans to tap the capital markets to pursue an aggressive but disciplined acquisition growth strategy, both in terms of using shares for raising capital and as currency to acquire additional businesses as was our intent when we merged with Reliability in October 2019. We believe that the staffing/EOR segment is fragmented and while there are several large players in the industry, there are also a significant number of smaller businesses that would make ideal acquisition targets. These businesses are often limited in geographic scope or are specialized within an industry. In addition, we continue to emphasize organic growth by restructuring our sales organization that began in the fourth quarter of 2022.

Presently, the Company does not have any authorized shares that are not issued. No shares are expected to become available to the Company until an amendment to the Company’s Certificate of Formation to increase the number of authorized shares of Common Stock or a stock split of the outstanding shares of Common Stock is approved. Such approval may not likely occur until the Vivos Matter is completely resolved. Following the Merger, the Vivos Group which holds over 80 percent of the issued and outstanding shares of Common Stock notified the Company that they would not approve an amendment to the Company’s Certificate of Formation to increase the number of authorized, but unissued, shares of Common Stock. As a result, the Company has not been able to execute its business plan.

As stated above under “Our Industry”, the trend for staffing expertise in the areas of AI, gig, cloud services, VMS/MSP, plus the expected need in fields like biotech, and healthcare, are of interest to Maslow. We will continue to embrace this trend and look to expand on our capabilities, which in turn we believe will open up new markets for us.

Additionally, we will continue to invest in technology and process improvements and resources to grow the staffing side of our business and to ensure that we operate at optimal productivity and performance and are able to quickly adapt if operations scale up.

COMPETITION

The staffing services market is highly fractured and competitive with limited barriers to entry. We compete in national, regional, and local markets with full-service and specialized temporary staffing companies. Some of our competitors have significantly more marketing and financial resources than we do. The high level of competition in the industry continues to put downward pressure on pricing for services being offered. We expect that the level of competition will remain high.

The principal competitive factors in attracting qualified candidates for temporary assignments are pay rates, availability of assignments, duration of assignments and responsiveness to requests for placement. Client retention is highly predicated on being able to source quality candidates that meet their specific requirements in a timely manner. Although we believe we compete favorably with respect to these factors, we expect competition to continue to increase, which may cause margin compression.

While recognizing the need to continue implementation and awareness in human cloud services as referenced, we believe our competitive advantage is underpinned by human relationships and interactions, and that online staffing will never fully replace relationships built on personal touch. This plays into MMG’s strength as our underlying client business relies on these personal relationships such to be successful, leading us to continue to hire career professionals who are able to parlay the emotional intelligence needed with ever evolving modern technology. We see this hybrid of technology and client centricity to be our competitive advantage.

SEASONALITY

The staffing industry has historically been cyclical, often acting as an indicator of both economic downturns and upswings. Staffing clients tend to use temporary staffing to supplement their existing workforces and generally hire direct workers when long-term demand is expected to increase. Consequently, our revenues tend to increase quickly when the economy begins to grow and, conversely, our revenues may decrease quickly when the economy begins to weaken. Other factors include the timing of recurring annual client events or sporting seasons which last a defined period of time throughout the year. In the past four years, including 2022, the fourth quarter has been our busiest with 29% of our annual revenue being the average. This is because of the fall schedule and year-end projects planned by several large clients.

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

The demand for staffing services has been and will be significantly affected by general economic conditions. The trend of companies allowing remote workers has negatively impacted the media staffing business because some companies have elected not to bring back the worker count it had pre-pandemic. Also, pandemic related vaccine mandates maintained by some clients have on occasion had an adverse impact on our business when associates have elected not to comply. In some cases, we are able to backfill the post and in some we may not have the opportunity. When we are able to backfill, there are still gaps in the period of revenue generation until a selection is made and a start date is determined. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning new strains of the virus, the severity of the coronavirus, rollout of vaccines, and federal, state and local government and client actions to contain the coronavirus or treat its impact, among others. Our executive management team continues to track COVID-19 news and developments, including the deployment of vaccines.

RISKS RELATED TO OUR COMPANY

Disputes between Reliability and the Vivos Group have put our growth plans on hold as Reliability cannot tap the public markets for capital.

Approximately 84.4% of common stock is owned by two (2) groups of related parties (“Vivos Group”), set forth below, however their ownership has been the subject of an arbitration which is described in Note 2.

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

Related Party Indebtedness; Default.

Prior to the Merger, shareholders of Vivos, (“Vivos Debtors”) directly and through affiliated entities, borrowed amounts from Maslow (the “Related Party Debt”) that reached an aggregate outstanding balance (including principal and interest) as of December 31, 2019, of approximately $4,169. The Related Party Debt is evidenced by several promissory notes and a personal guaranty of Mr. Naveen Doki, also a Majority Shareholder. The Related Party Debt is currently in default and as of December 31, 2022, had a balance of $5,251. In February 2020, Maslow brought an action in the District Court of Montgomery County, Maryland, to enforce the promissory notes and guaranty. Failure of the Company to recover the Related Party Debt could have a material adverse effect on the Company.

In addition, prior to the Merger, some of the Vivos Group incurred obligations at a number of other businesses they own and caused Maslow to become obligated thereon as co-obligor or guarantor and pledged assets of Maslow to secure certain of these obligations. In 2021 Maslow paid approximately $450 in satisfaction of obligations incurred before the merger.

In September 2022 MMG learned that a Vivos IT, LLC lawsuit against Second Wind Consultants (“SWC”) in May 2019 included MMG as a plaintiff. The lawsuit brought claims of fraud in the inducement, unjust enrichment and other monetary claims against SWC. The 5 parties suing SWC, included Vivos IT, LLC, Maslow Media Group, Suresh Venkat Doki, Naveen Doki and Silvija Valleru The lawsuit related to a debt restructuring services agreement secured by Suresh Doki, Naveen Doki and Silvija Valleru to assist the following then owned Vivos entities: Maslow Media Group, Inc., Health Care Resources Network, Inc., Mettler & Michael, Inc., 360 IT Professionals, Inc. and US IT Solutions, Inc. SWC countersued all plaintiffs on September 30, 2019, seeking to collect the balance of $403 not paid by the Vivos Group. This was not disclosed to Maslow Management or to Reliability before the merger closed on October 29, 2019.

Maslow has retained counsel and filed a motion to include all original parties to the SWC agreement, dated September 2018, as two of the original parties were not in the original filings (Health Care Resources Network (“HCRN”) and Media Solutions). Counsel for SWC requested an extension to the deadline to respond to this motion but failed to respond before the extension deadline received. The motion is under the consideration of the court at this time.

In December of 2019, the Company’s executive management learned that prior to the Merger, in December 2017, one of the Company’s related parties, on behalf of MMG, executed a guarantee of obligations of Vivos Real Estate Holdings, LLC (“VREH”), under a mortgage loan for the purchase of the property at 22 Baltimore Rd., Rockville, Maryland. From April 2018 until April 2020, MMG leased this space from Vivos Real Estate. The Company learned through mortgage holder FVCBank on March 6, 2022, that this loan was in default. VREH filed for Chapter 11 bankruptcy in the District Court of Maryland in 2022. FVCBank filed a motion to dismiss VREH’s bankruptcy filing in October 2022. Maslow filed a response supporting FVC’s motion to dismiss the bankruptcy on November 2, 2022. An agreement was reached between FVCBank and VREH, through the bankruptcy, to stay this matter until March 31, 2023, allowing VREH the time to pay delinquent taxes, make repairs to the building, hire a property manager and to seek a new lender to refinance the mortgage. VREH has not been able to meet these requirements, specifically not finding a new lender.

On August 24, 2022, the Company filed a motion to modify the automatic stay in the VREH Bankruptcy case filing to allow the Arbitrator to rule on the Company’s claims against VREH. The Court granted the motion to modify the stay on September 16, 2022, after the initial award by the Arbitrator. The parties submitted material for clarification of the Award on March 7, 2023, and March 20, 2023, which included proposed language for an award to be entered against VREH, in light of the bankruptcy court order lifting the stay.

The existence of these obligations has significantly affected our liquidity, as well as our ability to obtain commercial loans. Because there exists uncertainty as to the timing of the arbitration award this can have a future impact on the Company’s liquidity.

The Company could be subject to unknown liabilities incurred by its previous sole shareholder, Vivos Holdings LLC.

Maslow was previously a wholly owned subsidiary of Vivos Holdings, LLC (“Vivos Holdings”). Vivos is owned and controlled by the seven parties that we are currently in dispute. Vivos Holdings had caused Maslow to be a guarantor or direct obligor for loans, advances, or other liabilities for the benefit of Vivos related entities other than Maslow. These obligations were often incurred by Vivos Holdings on behalf of Maslow without the knowledge of Maslow’s senior management. There may be additional obligations of other Vivos Group entities for which Maslow may have liability as a result of these arrangements that are not known to the management of Maslow. For example, review the post-merger events that were discovered post-merger including SWC which we became aware of in October 2022, under Related Party Indebtedness in the section preceding this one. These liabilities could have a material adverse effect on the Company and the value of the common stock. Reliability periodically runs lien checks to detect if there are any other new uncommunicated pre-existing liabilities on the record.

The Arbitration outcome could lead to a new shareholder base where the new affiliated parties decide a different strategic direction for the Company and take appropriate action.

If a new shareholder base is the outcome of the arbitration, a new shareholder base may decide to change the strategic direction of the Company in a significant way. This might include, but is not limited to, capitalization plans, whether the Company remains a public company, merger and acquisition plans, corporate structure, and executive management.

The success of our business depends on our ability to attract and retain qualified employees that possess the skills demanded by clients and intense competition may limit the ability to attract and retain such qualified employees.

For the Company’s staffing, executive recruiting, and video production services, the success of the Company depends on the ability to attract and retain qualified employees who possess the skills and experience necessary to meet the requirements of clients or to successfully bid for new client projects. The legal dispute with the Vivos Group has negatively impacted the Company’s ability to attract and retain some of our top talent. The level of uncertainty since the legal dispute began in late 2019 until the arbitration award issued in August 2022 provided reason for concern for existing and prospective staff in remaining or joining the Company. The ability to attract and retain qualified employees could be impaired by improvement in economic conditions resulting in lower unemployment, increases in compensation, or increased competition. During periods of economic growth, the Company faces increasing competition from other staffing companies for retaining and recruiting qualified temporary and permanent employees, which in turn leads to greater advertising and recruiting costs and increased salary expenses. These problems can be exacerbated by the fact that the Company often must attract and retain employees with skills specific to the video production industry, which narrows the pool of available, qualified employees that the Company may draw upon. If the Company cannot attract and retain qualified temporary and permanent employees, the quality of its services may deteriorate and the financial condition, business, and results of operations may be materially adversely affected.

Our success depends to a large degree on growth in market acceptance of human resources outsourcing and related services we provide.

Because the majority of our revenues currently come from EOR services, a large portion of our success depends on the willingness of clients to outsource their contingent staffing requirements to a third-party service provider. Many companies have invested substantial personnel, infrastructure and financial resources in their own internal HR organizations and therefore may be reluctant to switch to our solution. Companies may not engage us for other reasons, including a desire to maintain control over all aspects of their HR activities, a belief that they manage their HR activities more effectively using their internal administrative organizations, perceptions about the expenses associated with our services, perceptions about whether our services comply with laws and regulations applicable to them or their businesses, or other considerations that may not always be evident. Additional concerns or considerations may also emerge in the future. We must address our potential clients’ concerns and explain the benefits of our approach in order to convince them to change the way that they manage their HR activities, particularly in parts of the United States where our Company and solution are less well-known. If we are not successful in addressing potential clients’ concerns and convincing companies that our solution can fulfil their HR needs, then the market for our solution may not develop as we anticipate thus our business may not grow.

Any significant or prolonged economic downturn could result in clients using fewer staffing and executive recruiting services offered by the Company, terminating their relationship with the Company, or becoming unable to pay for services on a timely basis, or at all.

Because demand for the types of services our Company offers is sensitive to changes in the level of economic activity, the Company’s business has in the past and may in the future suffer during economic downturns. Demand for the services we provide is highly correlated to changes in the level of economic activity and employment. Consequently, as economic activity begins to slow down, it has been the Company’s experience that companies tend to reduce their use of our services, resulting in decreased revenues and profit levels. In addition, the Company may experience pricing pressure during economic downturns which could have a negative impact on the results of operations. Further, many of our clients are corporate media departments and broadcast networks. As a result, any industry downturn that affects these kinds of companies could have a major effect on our business.

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

In late 2022 and early 2023 some of our clients have announced layoffs. We are uncertain at this time to the extent this will affect our business but are keeping track of customer trends.

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

We currently depend on four customers for a material portion of our net revenue. The loss of or a substantial reduction in business of one of these four customers would significantly reduce our net revenue and adversely impact our operating results.

Revenue reliance in 2022 is among four clients, whereas it has been concentrated more so in two over the past two years. Client C increased revenue in the 12 months ended December 31, 2022, by $1,152 compared to a year ago, and Client A and Client E’s revenue dropped by $1,346 and $1,481, respectively, year over year. This created greater equality among the four at 7.2% compared to 22% when comparing the number one to number five revenue producers in 2022 compared with 2021, respectively. Client D remained our number three customer, but had a drop in revenue for the year ended December 31, 2022, when compared to the same period in 2021, by $510.

In terms of accounts receivable balances on December 31, 2022, Client B had 33.7% compared to 17.8% for the same period 2021. In 2021, Client A had the greatest percentage of accounts receivable with 29.4%, which combined with Client B, represented 47.1%. Client D comprised 22.4% in 2022 compared to 32.9% as of December 31, 2021. The loss of, or a substantial reduction in business from, these five customers would have a significant negative impact on our business and our operating results. We may not be successful in finding a client or clients that could replace the level of loss of these customers, and as such, it could have a negative impact on our revenue and results of operations for a prolonged period.

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

The Company may outsource aspects of its business to lower cost of employment areas in the United States and potentially to places such as India. This outsourcing solution would focus predominantly on shared service activities which traditionally consist of back-office functions such as “hire to retire”, “procure to pay” and “order to cash” processes. Although a goal of outsourcing our operations is to reduce the operational costs of our business, it is possible that we will not realize any benefit from outsourcing such aspects of our business, or even increase our overhead expenses. A transition may create the risk of errors and omissions or technical disruptions that could negatively impact our clients, and in turn damage our reputation resulting in a loss of customers of our business.

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

The Company’s business is subject to various government regulations in the jurisdictions in which it operates. Currently, the Company has clients and places employees in all 50 U.S. states. Due to the wide scope of the Company’s operations, the Company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. The Company’s operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry, such as the imposition of additional licensing or tax requirements. Failure to comply with the legal regulations in places we do business, or the regulatory prohibition or restriction of employment services, could lead to financial liability and regulatory action against the Company, which could significantly harm our development as a business.

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

Several of our existing or potential competitors have substantially greater financial, technical and marketing resources than we do, which may enable them to:

●	Invest in new technologies;

●	Be more competitive in cash and price paid for acquisitions;

●	Devote greater resources to sales and marketing;

●	Aggressively price products and services below market rates; and

●	Offer better benefit packages that we may not be able to match.

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

The business model of the Company involves significant costs of services, resulting in a low gross and net margins on revenues. Coupling this fact with the required operating expenses incurred by the Company, the Company has only generated approximately $1,000 in operating income and net income from operations in any one year of approximately $500 since 2015. Net income for the Company specifically was $386 in 2018, $195 in 2019; and in 2020, with the Company taking on the added expense of being a public company, additional expenses of approximately $900 for management compensation, administrative costs, D&O insurance, consulting, and legal fees for reporting and regulatory compliance, had the most impact on our incurring a net loss of $789. In 2021, the Company earned a record $7,893 in net income, but $9,631 was garnered as Other Income based on eligibility for government programs. The Company hopes and expects that as its business expands, it will enjoy economies of scale resulting in higher operating and net margins and improved cash flows, but there is no guarantee this will occur.

The Company may suffer from a lack of availability of additional funds.

We have ongoing needs for working capital in order to fund operations, pay costs associated with being a public company, and to continue to expand our operations. To that end, we will be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital on favorable terms, if at all. There is a potential that we will continue to lack shares of Company Common Stock available for equity financing. If additional debt is incurred, the Company may fail to comply with the terms of such financing, which could result in significant liability for our Company. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund liabilities, or (d) seek protection from creditors. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations. Our plan is to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties.

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

We may pay for acquisitions by issuing additional shares of common stock, if such shares become available, which would dilute our shareholders, or by issuing debt, which could include terms that restrict our ability to operate our business or pursue other opportunities and subject us to meaningful debt service obligations. We may also use significant amounts of cash to complete acquisitions. Most acquisitions will include “Earn Out” provisions which ensure adequate generation of revenue and profits, but cash required to pay Earn Outs likely will exceed that total or incremental cash flow generated by the acquired business. To the extent that we complete acquisitions in the future, we likely will incur future depreciation and amortization expenses associated with the acquired assets. We may also record significant amounts of intangible assets, including goodwill, which could become impaired in the future. Acquisitions involve numerous other risks, including:

●	difficulties integrating the operations, technologies, services, and personnel of the acquired companies;

●	challenges maintaining our internal standards, controls, procedures and policies;

●	diversion of management’s attention from other business concerns;

●	over-valuation by us of acquired companies;

●	litigation resulting from activities of the acquired company, including claims from terminated employees, customers, former shareholders and other third parties;

●	insufficient revenues to offset increased expenses associated with the acquisitions and unanticipated liabilities of the acquired companies;

●	insufficient indemnification or security from the selling parties for legal liabilities that we may assume in connection with our acquisitions;

●	entering markets in which we have no prior experience and may not succeed;

●	risks associated with foreign acquisitions, such as communication and integration problems resulting from geographic dispersion and language and cultural differences, compliance with foreign laws and regulations and general economic or political conditions in other countries or regions;

●	potential loss of key employees of the acquired companies; and

●	impairment of relationships with clients and employees of the acquired companies or our clients and employees as a result of the integration of acquired operations and new management personnel.

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

The Company has only been able to secure asset-based lending at this time.

The Company relies on its factoring relationship with Gulf Coast Bank which is based on account receivable balance. As of December 31, 2022, Maslow could raise an additional $2,257 in cash through factoring. In the past Maslow has tried to tap non-asset-based lending but the market for such loans is challenging and the Vivos Group’s association has prevented loans from proceeding in the past. Thus, Maslow at this time is limited in borrowing based on the amount of unfactored accounts receivable that is available.

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

Client services may be terminated on short notice, leaving us vulnerable to a significant loss in revenue.

Client staffing needs can change and as a result we could lose staffing or EOR headcount rather quickly. In early 2020, this was the case when Client A announced the cancellation of two (2) live anchor multiple hour Client B sports programs, which had an estimated $4,000 impact on the Company. In 2022, our client did rebid on a government contract, and it was awarded to another party. The end customer required a minority or disadvantaged business to own the contract, a requirement that our Company cannot meet. The result was a loss of approximately $130 in revenue in 2022 and a 2023 go forward revenue impact of approximately $320. A reduction in such needs and resulting loss of clients or placements at clients could result in a significant decrease in revenue within a short period of time that would be difficult to quickly replace.

Inability to retain or attract new clients.

The growth and profitability of our business is dependent upon our ability to retain and capture new clients. Our ability to achieve success in both areas is reliant in large part on our sales and service organization. If we are unable to execute effectively, or our selected business development efforts falter, we may not be able to attract a significant number of new clients and our existing client base could shrink, resulting in an adverse impact on our revenues and profitability.

Concentration Risk of Customers

Our business relies on relationships with several large customers to generate a large portion of our revenue. This revenue concentration in a relatively small number of customers make us particularly dependent on factors affecting those companies. Workforce clients Client A, Client C, Client B, and Client D made up approximately 58.8% of our 2022 revenues. In addition, these four customers account for approximately 87.6% of our accounts receivable as of December 31, 2022.

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

The market price of common stock has been, and is likely to continue to be, volatile for the foreseeable future. The market price of common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below:

●	actual or anticipated fluctuations in our results of operations;

●	any financial projections we provide to the public, any changes in these projections or our failure to meet these projections;

●	lack of securities analyst coverage;

●	effect of applicable “penny stock” rules and FINRA Rule 2111;

●	failure of securities analysts to initiate or maintain coverage of our Company, changes in financial estimates by any securities analysts who follow our Company, or our failure to meet these estimates or the expectations of investors;

●	ratings change by any securities analysts who follow our Company;

●	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

●	changes in operating performance and stock market valuations of other business services companies generally, or those in our industry in particular;

●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	changes in our board of directors or management;

●	sales of large blocks of Company common stock, including sales by our executive officers, directors and significant shareholders;

●	lawsuits threatened or filed against us;

●	short sales, hedging and other derivative transactions involving our capital stock;

●	general economic conditions in the United States and abroad; and

●	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

RISKS RELATED TO OUR PREVIOUS STATUS AS A SHELL COMPANY

We may have contingent liabilities related to our operations prior to the Merger of which we are not aware and for which we have not adequately provided for. For example, in October 2022, we learned about a Vivos IT, LLC lawsuit against Second Wind Consultants (‘SWC”) in May 2019 which included MMG as a plaintiff. SWC is seeking to collect the balance of $403 not paid by the Vivos Group. In July 2021 the Company paid $475 plus $3 in attorney fees to settle a debt owed by the Vivos Group to Libertas Funding, LLC (“Libertas”). This settlement relieved MMG from obligation to Libertas given the Vivos Group had included MMG as a signing company to its debt in July 2018 (See Item 1). In March 2022, Vivos Real Estate defaulted on its mortgage loan with FVCBank for which Maslow was listed as a guarantor.

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

We identified as a shell company with no recent operating activities prior to the Merger. Upon completion of the Merger, we acquired all the operations of The Maslow Media Group. Inc. As a public operating company, we are now incurring significant administrative, legal, accounting, and other burdens and expenses beyond those of a private company, including those associated with corporate governance requirements and public company reporting obligations. We have already enhanced and supplemented our internal accounting resources with additional accounting and finance personnel, with the requisite technical and public company experience and expertise, as well as refined our quarterly and annual financial statement closing process, to enable us to satisfy such reporting obligations. Additionally, in the fall of 2020 we implemented an enhanced accounting system. However, even with perceived success in doing so, there can be no assurance that our finance and accounting organization will be able to adequately meet the increased demands that result from being a public company.

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

We devote significant resources to address public company-associated requirements, including compliance programs as well as our financial reporting obligations. Complying with these rules and regulations has substantially increased our legal and financial compliance costs and make some activities more time-consuming and costly.

Our Common Stock may not be eligible for listing on a national securities exchange.

Our Common stock is not currently listed on a national securities exchange, and we do not currently meet the initial quantitative listing standards of a national securities exchange. We cannot assure you that we will be able to meet the initial listing standards of any national securities exchange, or, if we do meet such initial qualitative listing standards, that we will be able to maintain any such listing. Our Common stock is currently quoted on the pink sheets OTC of the OTC Marketplace under the symbol of “RLBY”, and, unless and until our Common Stock is listed on a national securities exchange, we expect that it will continue to be eligible and quoted on the “pink sheets,” to which time we are eligible to apply to the OTCQB or OTCQX. In order to qualify for the OTCQB for instance, we would need our float to be a minimum of 5% of outstanding shares to even apply for an exception. Currently our float is 9.8% of outstanding. In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our Common Stock. In addition, if we continue to fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations normally deter broker-dealers from recommending or selling common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

We cannot predict whether there will be an active trading market for our common stock and the market price of our common stock may remain volatile.

Given our low float of approximately 29,523,512 shares and the absence of an active trading market shareholders may have difficulty buying and selling our common stock at all or at the price you consider reasonable. Market visibility for shares of our common stock may be limited, which may have a depressive effect on the market price for shares of our common stock and on our ability to raise capital or make acquisitions by issuing our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company does not have any active office leases at this time and has been operating the Company in a remote environment since April of 2020.

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

On August 31, 2022, the Arbitrator issued an award (the “Award”) with the Company with MMG prevailing on their claims. The Company and MMG were awarded the following:

●	an award in favor of MMG against Vivos under Note I (as defined in the Award) in the amount of $3,458, with interest thereon from June 30, 2022, at the rate of 4.5% per year;
●	no award as to Note II (as defined in the Award) until and at such time as the automatic stay imposed by the United States Bankruptcy Court as a result of the filing of a petition in bankruptcy by VREH is lifted or the bankruptcy proceeding is terminated;
●	an award in favor of MMG against Vivos under Note III (as defined in the Award) in the amount of $800, with interest thereon from June 30, 2022, at the rate of 2.5% per year, plus collection costs, including reasonable attorneys’ fees, incurred in the effort to collect Note III;
●	an award in favor of MMG against Naveen under the Personal Guaranty (as defined in the Award) in the amount of $2,309, plus interest thereon at the rate of 6% per year from the date of the Award;
●	an award in favor of the Company against Naveen, Valleru, Janumpally, individually and as Trustee of Judos Trust, and Pathuri, as Trustee of Igly Trust, jointly and severally, for contract damages of $1,000, to be satisfied by the transfer of their shares of the Company common stock to the Company equal in value to $1,000, valued as of the date of the Award, in accordance with the provisions of Section 9.06(d) of the Merger Agreement;
●	an award in favor of the Company against Naveen, Valleru, Janumpally, individually and as Trustee of Judos Trust, and Pathuri, as Trustee of Igly Trust, jointly and severally, for fraud damages in the amount of $4,327, plus interest thereon at the rate of 6% per year from the date of the Award, together with any out-of-pocket fees and expenses, including attorneys’ and accountants’ fees;
●	an award appointing a rehabilitative receiver for the Company under the deadlock situation provisions of Section 11.404(a)(1)(B) of the Texas Business Organizations Code, the primary function of which is to collect the contract and fraud damages, including costs, expenses and fees provided in the Award, due to the Company, with matters regarding such receivership to be set forth in a supplemental award; and
●	declaratory relief in favor of the Company and its officers and directors.

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

The parties to the Arbitration filed their requests related to the Supplemental Award and the assignment of a Receiver to the Arbitrator on November 23, 2022. The Company does not have a definitive date by which it will receive the supplemental award identified in the Arbitration Award dated August 31, 2022, but hopes it will be received before the end of the second quarter 2023.

The following legal proceedings where Vivos Group borrowings impacting MMG:

On August 2, 2022, VREH filed for Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the District of Maryland. The Automatic stay imposed by bankruptcy law prevented the Arbitrator from providing any ruling relating to Note II in the arbitration case at the time of his award.

On August 24, 2022, the Company filed a motion to modify the automatic stay in the VREH Bankruptcy case filing to allow the Arbitrator to rule on the Company’s claims against VREH. The Court granted the motion to modify the stay on September 16, 2022, after the initial award by the Arbitrator. The parties submitted material for clarification of the Award on March 7, 2023, and March 20, 2023, which included proposed language for an award to be entered against VREH, in light of the bankruptcy court order lifting the stay.

In September 2022 MMG learned that Vivos IT, LLC lawsuit against Second Wind Consultants (“SWC”) in May 2019 included MMG as a plaintiff. The lawsuit brought claims of Fraud in the inducement, unjust enrichment and other monetary claims against SWC. The 5 parties suing SWC, included Vivos IT, LLC, Maslow Media Group, Suresh Venkat Doki, Naveen Doki and Silvija Valleru The lawsuit related to a debt restructuring services agreement secured by Suresh Doki, Naveen Doki and Silvija Valleru to assist the following then owned Vivos entities: Maslow Media Group, Inc., Health Care Resources Network, Inc., Mettler & Michael, Inc., 360 IT Professionals, Inc. and US IT Solutions, Inc., SWC countersued all plaintiffs on September 30th, 2019 seeking to collect the balance of $403 not paid by the Vivos Group. This was not disclosed to Maslow Management or to Reliability before the Merger closed on October 29, 2019.

Maslow has retained Counsel and has filed a motion to include all original parties to the SWC agreement, as two of the original parties were not in the original filings (HCRN & Media Solutions). Counsel for SWC requested an extension to the deadline to respond to this motion but has failed to respond before the extension deadline received. The motion is currently being considered by the court.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS’ MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND HOLDERS

The Company’s common stock trades in the over-the-counter market under the symbol RLBY. The high and low sale prices for 2022 and 2021 are set forth below. High and Low price is based on the last trading day of quarter.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2022
High	$.0570	$.0659	$.1250	$.0769
Low	$.0230	$.0400	$.0440	$.0420

2021
High	$.0900	$.0900	$.3760	$.1095
Low	$.0462	$.0281	$.0160	$.0310

The Company paid no cash dividends in 2021 or 2022.

As of March 22, 2023, the last reported sales price for Company Common Stock was $ .0505 per share.

As of March 22, 2023, there were 523 holders of record of Company Common Stock.

EQUITY COMPENSATION PLANS

None

RECENT SALES OF UNREGISTERED SECURITIES

None

SHARE REPURCHASES

None

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our summary consolidated historical financial data. You should read the information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended 2022 and 2021 and the balance sheet data as of December 31, 2022 and 2021 set forth below are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	December 31,
Balance Sheet Data:	2022	2021
Working capital	$8,645	$9,361
Total assets	$13,490	$14,288
Total outstanding borrowings, net	$2,619	$946
Total other long-term liabilities	$-	$-
Stockholders’ equity	$8,671	$9,410

	December 31,
Statement of Operation Data:	2022	2021
Revenues	$25,725	$26,246
Gross profit	$3,494	$3,266
Selling, general and administrative expenses	$4,400	$3,567
Operating loss	$(906)	$(301)
Interest income	$53	$-
Interest income from related parties	$232	$274
Interest expense	$(171)	$(39)
Impairment of goodwill and other intangible assets	$-	(688)
Other income (expense)	$223	$9,631
Income (loss) before income taxes	$(569)	$8,877
Income tax benefit (expense)	$(170)	$(984)
Net income (loss)	$(739)	$7,893

	December 31,
Net Income (Loss) Per Share:	2022	2021
Net income (loss) per share – basic	$.00	$.03
Net income (loss) per share – diluted	$.00	$.03
Weighted average shares outstanding – basic	300,000,000	300,000,000
Weighted average shares outstanding – diluted	300,000,000	300,000,000

	December 31,
Other Financial Data:	2022	2021
OIBITDA (1)	$577	$674

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

OIBITDA calculation comparison for the years ended December 31, 2022 and 2021 is as follows:

	December 31,
	2022	2021
Operating income (loss)	$(906)	$(301)
Depreciation and amortization	32	72
Sales, general, and administrative	1,451	903
	$577	$674

Operational performance comparison for the years ended December 31, 2022 and 2021 is as follows:

	December 31,
	2022	2021
Revenue	$25,725	$26,246
Gross profit	$3,494	$3,266
OIBITDA	$577	$674
Net income (loss)	$(739)	$7,893

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

EXECUTIVE OVERVIEW

2022 was a challenging year for Reliability and our wholly owned operational entity Maslow Media Group. Although our revenues declined by $521 or 2.1% to 2021 and by 12% or $3,507 to 2020; conversely though, our gross profits of $3,494 were $228 over 2021 and $20 over 2020’s totals. The more attractive gross profit on lower revenues is reflected by our ever-increasing gross margin which reached 13.6% in 2022 versus 12.4% in 2001 and 11.9% in 2020. This was the fourth consecutive year that MMG’s gross margin percentage has increased and represents an 8.7% compounded annual growth rate (CAGR) over the last three of those years.

This consistent improvement of gross margins has been driven by renewal pricing increases, changes in volume discounts, billing for added overhead, equipment rental price increases, and client mix in which a greater share of our business has shifted to more favorable company terms.

The time, effort and expense put into the arbitration proceedings (see section1) in the first half of 2022 detracted from officer focus on sales, our strategic focus and thus distracted from our ability to fully drive stockholder value. In the fourth quarter, MMG made changes to the sales organization with the intent on driving more immediate new business. The arbitration award has assisted the Company in attracting many new additions to our corporate team. These additions to our team will assist us in strengthening client relationships while providing a better employee experience for our talent working in the field.

Demand for Maslow EOR services has not recovered to pre-2020 COVID 19 (“COVID”) levels as the Media business was profoundly impacted by the stay at home and vaccination mandates. Maslow’s clients have been slower to return to full schedules even as federal, state and local governments have lifted COVID-19 restrictions. Some mask and vaccine mandates still impact the total number of MMG employees assigned to our clients. Consequently, our business has been slow to recover to 2019 levels when our revenues were $38,444. In the first quarter of 2020 our performance, compared to the same period in 2019 saw an increase of $500 with $8,801 to $8,301 despite a swoon in the last two weeks of the quarter when stay at home orders from state and the Federal Government began taking effect.

In addition to the impact of the pandemic, some of our larger clients have experienced internal reorganization, show cancellations, and budget reductions that have impacted their utility of our services. For instance, one client cancelled two nationally syndicated shows that we had been staffing. Regardless, COVID-19 and the response to the pandemic took its toll as the remaining three quarters MMG saw quarterly 2020 declines of 46%, 38.5%, and 13.7% respectively compared to 2019, and ended up 2020 with $29,202 in revenue.

In 2021 we realized an additional decline of revenue down 10.1% from 2020 levels to $26,246. Besides the slower return to work nature of the media business, there was a mix of new and more active clients, and those who had large downward budget shifts.

The final three quarters of revenue performance in 2021 were on par with 2020 with $20,452 realized over $20,401 in 2020, demonstrating the strength of the 2020 first quarter that was abruptly halted by the pandemic. So, in essence ¾ of 2021 revenue was on par with 2020. However, most of MMG’s larger clients were slow to ramp back up, and we suffered steep long-term revenue declines due to client attrition, internal reorganizations or budget cuts (i.e., Client A), an insourcing of their media needs, offshoring altogether, or cut altogether This paradigm has not allowed for revenues to begin returning to pre-COVID-19 2019 levels. The 6 largest attritted customers represented a $4,385 loss of revenue in 2021 over 2020, with Client B accounting for another $1,204. Client B had actually eliminated certain programming resulting in an estimated $4,000 loss in 2021 annual revenue. Client B’s 2021 to 2020 annual net revenue decline wound up being $1,204 as they increased revenue activity by $2,796 in other areas of their business.

In 2022, MMG seemed poised to be on pace to beat 2021’s annual revenue total of $26,246, but an abrupt curtailment of staffing over the holidays lasting approximately 2 weeks by five of our top 6 clients, resulted in a steep decline in revenue especially when compared to the previous 2 years also making December of 2022 the lowest revenue month of 2022. MMG revenues in December 2022 comparative to 2021 were down $1,401 or 46% and $1,169 or 41% to December 2020.

As a result, annual revenue slipped by $521 to $25,725 compared to $26,246 in the year ending December 31, 2021.

However, despite the revenue decline in 2022 to 2021 year over year by 2%, MMG’s gross profit increased by $228 or 7% in the year ending December 31, 2022, compared to a year ago, as our margins continue to ascend to new heights on the strength of our EOR business that saw margins increase to 12% in the year ended December 31, 2022, from 9.8% in the year ended December 31, 2021. Since EOR revenue in 2022 of $21,894 represents 85.1% of our overall revenue, this business segment clearly drove our company margin improvement.

The improved EOR margins can be attributed to four factors, two within and two outside our control; changes in pricing upon client renewals, new pricing for equipment rentals, larger margin clients dominating the product mix, and greater use of W2 employees by our clients which yield on average 1.2% higher margins. It also helped that we maintained strong non-EOR margins at 22.3%. Thus, our annual gross margin percentage of 13.6% represented a fourth consecutive year of growth; comparing 12.4% and 11.9% in 2021 and 2020 respectively and 10.6% in 2019.

But what could not be managed proportionately in 2021 was our SG&A which rose 23.3% to $4,400 as corporate non-operational costs, consisting mostly of public company and legal costs added $1,451, which represented $548 of the $820 SG&A increase when comparing the year ending December 31, 2022, to the same period in 2021. Operationally SG&A at $2,949 was $285 over the $2,665 in SG&A spend in 2021.

As far as cash is concerned, in 2022 our cash position remained strong due to our receiving $1,651 in Employee Retention Credits (ERC) from the first quarter of 2021. We are still due $1,174 from the second quarter 2021 that was filed via a 941X form and received by the IRS in December 2021. We accrued an additional $26 for interest using the IRS interest schedule.

Our working capital though has assumed repayment of Vivos Debtors which as of December 31, 2022, was $8,645. Our adjusted working capital excluding the $5,251 in Vivos Debtor notes is $3,394.

2023 and Beyond

We are investing in new technologies and bringing on additional staffing professionals to grow the staffing side of our business in 2023. EOR has been the Company’s primary focus for a long time and 2023 brings a focus on growing our Direct Hire, Staffing & Recruiting solutions. That said, our determination of what service to bring to each client depends on individual needs. But when it comes to non-media staffing, we certainly can focus more on IT and administrative opportunities with our existing customers while opening up new opportunities.

Once the Vivos Matter award has been settled the Company may contemplate moving forward with its original plans to increase outstanding shares by authorizing new ones or via a reverse split to acquire synergistic staffing companies to grow more quickly. The Company would also like to move to the OTCQB and or OTCQX on its way to eventually being listed on the NASDAQ Exchange. The Company continues to work towards meeting all of the requirements to pursue up listing the OTC-QB or OTC-QX exchanges. Once collection of the Vivos Debtors has taken place, MMG may consider moving forward with this initiative.

Virtual staffing is no longer a limited niche for certain companies and certain positions. Virtual scenarios are also favored by Generation Z which values work-life balance as one of the most important factors when deciding on a company to work for. Considering the perks that remote working offers, and the keen interest shown by employees from different age groups, we believe that remote working will be prevalent in 2023 and beyond. This paradigm however should not adversely impact MMG, in that whether media jobs are filled virtually or not, MMG has the pipeline of talent to fill these diversified roles.

Furthermore, we believe given the changing nature in specialized staffing there exists a greater opportunity to expand our EOR business as it offers businesses of all types and industries, more flexibility in, on, and off boarding employees as well as managing 1099 risk. As for media, IT and finance and accounting staffing is concerned, we believe it will grow but there are also opportunities to get into staffing specialties which represent areas where we see the most rebound or a robust demand. While we will continue to focus on growing the contingent staffing side of our business, our splash into Direct Hire staffing, has opened up a new avenue in business of diversified relationships (Media, IT, and finance and administrative roles) that have strengthened our gross margins and has the potential to grow and flourish.

Our focus on traditional staffing has resulted in some early success in filling client Direct Hire needs, having added $167 in high margin revenue in 2022.

This focus reflects our desire to shift our portfolio toward a higher margin, higher value proposition.

As a result, we have continued to move forward with our diversified offerings and future specialization staffing strategy, updating our already expert operating model and organizing our business to maximize acquisition and retention of client accounts.

One concern is the low probably of maintaining the National Football League’s (NFL) RedZone channel programming after this past season ended in January 2023. Client B, which had the rights to its own RedZone broadcast since 2005, lost those rights as a result of Google/YouTube’s $14 billion, 7-year deal for “Sunday Ticket” rights. Consequently, the NFL will only offer the version of the “NFL RedZone” channel produced by the NFL Network next season.

Although we staff other events for Client B, the loss of this programming could impact MMG between $2-$3M in annual revenue. MMG will continue to pursue other opportunities at Client B and the continued staffing of sports programming of this type.

COMPANY OVERVIEW

Maslow is a national provider of employer of record, recruiting and staffing services, consisting of media and IT resources. We provide services to client primarily within the United States of America.

Our services consist of:

●	Employer of Record (“EOR”): A unique workforce solution for any organization who seeks efficiency in employee administrative management including payroll and benefits, labor risk associated with compliance with federal-state and local regulations including Fair Labor Standards Act (“FLSA”), in onboarding and offboarding employees, and in managing benefit costs. One major difference in this service offering is that our customers usually source the talent and MMG hires and leases the employees to our customers.
●	Recruiting and Staffing: Staffing covering a wide variety of specialties. Currently Media and Information Technology (“IT”) encompass most of our placements.
●	Video and Multimedia Production: With 35 years of experience, the Company’s subsidiary, Maslow offers script to screen expertise including producers, audio engineers, editors, broadcasters, makeup artists, camera crews, Gaffers and grips, drone operators and more.
●	Direct Hire: Also referred to as Direct Hires, we strategically recruit and fill a variety of fulltime roles for our customers which is only limited by our recruiting capabilities which are diversified.

The Company’s subsidiary, The Maslow Media Group, Inc. (“Maslow”) is currently the only operating entity for the business. After our Merger in October 2019, non-operational expenses (e.g., public company fees, D&O insurance, investor relations, etc.) were assigned at the corporate level. This enables a more pristine focused view of the operational side of the business we refer to as Operational Income Before Depreciation, Interest, and Amortization.

RESULTS OF OPERATIONS

Maslow had revenues totaling $25,725 in 2022, which was a 2% decrease over $26,246 in 2021. The $521 decline can be attributed to several factors including the slower return to normal work schedules for our media EOR and staffing customers from COVID-19 shutdowns and work from home mandates.

Overall, Maslow lost $4,529 to 10 accounts with declining revenues => $100, which mostly declines in revenue by Client E as they moved their creative business to an overseas competitor and Client A, which scaled back and moved several EOR staff to the Client A payroll. Other clients scaled back their media budgets.

Conversely, we added $4,290 from 8 accounts that had => $100 in revenue in 2022 from 2021. Client C stepped up their programs as did Client B, and several others in the insurance, education, and healthcare space.

From a revenue contribution standpoint our top 10 clients represented $22,940 which is 86.1% of 2022 revenues which is an increase in top 10 revenue reliance as in 2021 the top 10 represented 85.5%, or 21,628. 2020 saw a 78.4% top 10 reliance of revenue at $23,160.

$31 in rebates were issued in December 2022 which was $2 less than a year ago when they were $33 in 2021.

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenues, and have been derived from our consolidated financial statements.

	December 31,
	2022	2021
Revenue	$25,725	26,246
Cost of services	$22,231	$22,980
Gross profit	3,494	3,266
Selling, general and administrative expenses	4,400	3,567
Operating loss	(906)	(301)
Interest income	53	-
Interest income from related parties	232	274
Interest expense	(171)	(39)
Impairment of goodwill and intangibles	-	(688)
Other income (expense)	223	9,631
Income/(loss) before taxes	(569)	8,877
Income tax benefit (expense)	(170)	(984)
Net Income (Loss)	(739)	7,893

Revenues: By Segment

	2022	% of Revenue	2021	% of Revenue
EOR	$21,894	85.1%	$21,346	81.3%
Recruiting and Staffing	3,468	13.5%	3,613	13.8%
Video and Multimedia Production	264	1.0%	1,121	4.3%
Direct Hire (Formerly Permanent Placement)	99	0.4%	166	0.6%
Total Revenue	$25,725	100%	$26,246	100%

Employer of Record (EOR) Revenues: EOR represented 85.1% of our revenue in 2022 as opposed to 81.3% in 2021 and 80.8% in 2020. The 2020 to 2022 EOR increase in revenue contribution can be attributed to this business segment showing signs of returning to pre COVID-19 levels and a lack of growth in our Staffing, Video Production, and Direct Hire performance. Client A had the largest EOR revenue decline of any client at $1,427, which can be attributed to a slate of employees moving from our payroll to Client A’s. However, Client C and Client B increased their EOR revenue by a combined $1,878. This $451 revenue variance among the three clients makes up 78.7% of the year over year EOR revenue increase 2022 over 2021.

Recruiting and Staffing Revenues: Staffing revenues declined by $145 or 4.2% to $3,468. IT Staffing declined by $287 while our Media Staffing division increased revenues by $1436 over its 2021 performance. Thus, Media Staffing at $3,176 represented 12.3% of total 2022 annual revenue, whereas it represented 11.6% of 2021 annual revenue and 6.5% of 2020 revenue. The Media Staffing increase, however, was driven to a degree by our reclassing staffing activities to Video Production clients after 2021. We believe the approximate impact of this change was $383. If we look at performance in that light, our Media Staffing declined by an equal amount to IT at $287 in the year ended December 31, 2022, to the same period a year ago. One notable lost account was one which hired us to staff a government contract it elected not to rebid on. This led to a $131 loss in 2022 revenue when compared to 2021.

Video and Multimedia Production Revenues: Video Production, which includes managed services and project freelance work, was down sharply in revenue in 2022, garnering $264 against $1,121 a year earlier. However, if we factor the estimated $383 that was reclassed to Media Staffing in 2022, the revenue would have been recorded as $648 and the decline to 2021 revenue would be $473 versus $856.

This business was hurt by loss of a customer which provided $119 in revenue in 2021, and reduced demand for production activities by the U.S. Environmental Protection Agency (EPA) and The US House of Representatives with the former revenues at $90 for year ending December 31, 2022, from $270 in same period 2021, and the latter down 19% from $457 in 2021 to $370 in 2022.

Gross Profit: Gross profit represents revenues from services less cost of services expenses also referred to as Cost of Revenue (COR), which consist of payroll, payroll taxes, benefits, payroll-related insurance, union benefits, field talent, recruiting software license fees and reimbursable costs for out-of-pocket items.

Our Gross Profits rose in 2022 by $228 or 7% to $3,494 from $3,266 in the year ended December 31, 2021.

Our gross margin is the percentage of revenue after Cost of Revenue (COR). Gross margins increasing to 13.6% in 2022 from 12.4% in 2021 was the catalyst of our gross profit growth. This was the fourth consecutive year in which MMG has been able to increase its gross margins, with the compounded annual growth rate (CAGR) of such increases being 7.2%. Since 2019, the CAGR is 8.6%.

Our margin improvement was driven entirely by our EOR margins increasing 2.2 points to 12% from 9.8% in 2021. The only other business segment margin improvement was Video Production moving to 23.7% from 19.4%, but this was because of exodus of account revenue to staffing described above; with the overall impact not being significant because the Video Production contribution to revenue is only 1%.

EOR margins which were 9.2% in 2020, have risen to 12% due to price changes to large clients at their contract renewal, a mix in client revenue favoring those with higher contractual margins, increased use of higher margin W2 over 1099 workers, and equipment rental pricing change which enabled our gross profits to increase by $51 making up 22% of our $228 gross profit improvement 2022 over 2021.

Our Media Staffing, however, saw its gross margins decline 2 points from 22.3% to 20.3% as a consequence of having taken on over $600 in Video Production revenue at lower margins, and the roles being filled in 2022 having tighter margins. IT Staffing also saw a decline to 21.4% in 2022 from 26.9% in 2021. But this was the result of far few resources being brought to bear at lower price points leading to margin compression. This paradigm can reverse itself as this business becomes revitalized.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses increased $833 to $4,400 from $3,567 largely because of $605 in legal and other professional service fees associated with the Vivos Matter and Arbitration.

Corporate non-operational costs inclusive of the $605 were $1,451, were $548 greater in 2022 than in the same period ending December 31, 2021. $343 of the $1,451 were public company related costs.

Salaries, inclusive of commissions, payroll tax, and bonus rose $110 in the year ending December 31, 2022, compared to same period in 2021. Salary increases by department were driven by client service salaries up $55 as we added headcount and leadership to enable sales to focus on customer acquisition solely. Human resource (HR) department, which includes field support rose $19 and the executives by $35. Conversely sales and marketing salaries were down by $32 and accounting and finance down $15. Staff health benefits were up $81 due to rising premium costs and because we had a large credit for unused portion of our 2020 subsidy booked in 2021.

The only other notable variances were commercial legal were up by $46 in 2022 over 2021, mainly due to union negotiations, recruiting costs; software subscriptions up $35 and recruiting costs increasing by $32. The greatest cost decrease was amortization, down $34 since there were no longer any intangible assets to amortize as the balance was written off entirely in 2021.

Operational SG&A costs in 2022 were $2,949 which was $284 greater or 10.7% than the $2,665 operational SG&A costs in 2021. The largest increase in spend was on health benefits for all SG&A employees at $81. Operational salaries (inclusive of payroll taxes, leave and bonus only) were $24 higher in 2022 over 2021.

Interest Income: Interest income from related parties decreased by $42 from $274 to $232, as a result of last year’s accrued interest income including adjustments to prior periods based on the proper default rates and dates. Maslow earned an additional $23 mostly for the delay in first quarter ERC receipts which were not paid until August 31, 2022, accrued another $3 for a miscalculation of interest owed and $26 to cover the earned portion through December 31, 2022, for the second quarter 2021 ERC for $1,174 that we still await payment.

Other Income (Expense): Other income was $223 as the catalyst was the Company receiving $211 in additional ERC funds from our 941X submission for the first quarter 2021, that we thought to be ineligible when it was filed. In the year ending December 31, 2021, MMG booked $9,681 in Other Income (Expense) as combined PPP loan forgiveness and ERC refunds minus $688 for writing down goodwill and remaining intangible asset for IQS were aggregated.

Interest Expense: Interest expense, increased $132 from $39 to $171 as our borrowing base was higher in 2022 versus 2021, our factoring interest rate rose from 6% to 9.5% over the course of 2022, and last year our interest expense total included $35 in accrued PPP interest credit. Thus, the adjusted increase in cost variance interest in 2022 would be $97.

Income Taxes: Income tax expense in 2022 was $170 compared to $984 a year ago for the year ending December 31, 2021. Despite the Net Loss of $739, taxes were posted for additional taxes owed the federal and state governments for 2021’s tax returns which were not filed until mid-October 2022. There were also penalties and interest charged on the late portion of what was owed the IRS.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements are driven predominantly by EOR field talent payments, SG&A salaries, public company costs, interest associated with factoring, legal costs associated with the Vivos Matter, and client accounts receivable receipts. Since receipts from client payments are on average 69 days behind payments to field talent, working capital requirements can be periodically challenged. We have a Factoring Facility with Gulf Coast Bank which advances 93% of our eligible receivables at an advance rate of 15 basis points, an interest rate of prime plus 2%., with our prime floor rate at 4%. As of December 31, 2022, 66.3% of our $5,750 in accounts receivable was current compared to 70% out of $5,592 which was current in on December 31, 2021. As of December 31, 2022, 21.2% is 1 to 30 days past due compared to 17.9% a year ago, 11.6% between 31 and 60 days past due versus 4.7% in 2021, and 1% greater than 60 days versus 3.6% at the end of 2021.

Our primary sources of liquidity are cash generated from operations via accounts receivable and borrowings under our Factoring Facility with Gulf Bank (“Gulf”) enabling access to the 7% unfactored portion. Because certain large clients have changed their payment practices announcing 60- and 90-day terms amounting to a unilateral extension to contractual terms by 30-60 days, we can be adversely impacted since TBC no longer provides credit if an account obligor pays more than 120 days after the invoice date.

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

Vivos Debtors as of December 31, 2022, had notes receivable totaling $5,251, including default on a $3,000 promissory note and on a $750 tax obligation in December 2019.

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

Over the past three years MMG received eligible forgiven PPP Loan totaling $5,216, ERC cash of $3,501 out of eligible $4,676, which has bolstered working capital enabling us to invest in software, build A/R reserves, and hire needed resources for operations.

As of December 31, 2022, our working capital was $8,645 compared to $9,361 in 2021 and $5,970 at the end of 2020. Once the $1,174 in ERC is fully refunded, the Company will have more sufficient capital resources, but these are based on government stimulus programs.

We anticipate approximately $350 in incremental SG&A costs in 2023 as we invest in growth as heads will be added for sales, recruiting and marketing as well as a new system to improve lifecycle management of payroll and benefits for our clients. We expect these incremental costs to exceed the reduction in legal fees which in 2023 will not be nearly as intensive as they were in 2022 when we prepared and participated in a multi week arbitration. We also expect costs in service areas to be up based on inflation.

A summary of our operating, investing and financing activities are shown in the following table:

	December 31,
	2022	2021

Net cash provided by (used in) operating activities	$(1,427)	$2,505
Net cash used in investing activities	(9)	(7)
Net cash provided by financing activities	1,639	(2,544)
Net change in cash and cash equivalents	$203	$(46)

Operating Activities

Cash employed by operating activities consists of net income (loss), adjusted for non-cash items, including depreciation and amortization, and the effect of working capital changes. The primary drivers of cash inflows and outflows are factoring, accounts receivable and accrued payroll and expenses.

During 2022, net cash provided by operating activities was ($1,427), a decrease of $3,932 compared with $2,505 for 2021. This decrease is primarily attributable to net loss and decreases in accounts payable, accrued payroll, accrued expenses, and income tax payable. The holiday season impact on revenue also decreased the need for cash to pay 1099 and W2 workers.

Investing Activities

Cash used in investing activities consists primarily of cash paid for capital expenditures.

Financing Activities

Cash used in financing activities in 2022 was $1,639 as compared to cash employed for same purpose totaling ($2,544) in 2021. Borrowing swing of (3,726) was due to operational cash deficiencies cited above due predominantly legal costs for arbitration and now recovery of final award. A year ago, MMG received ERC cash support in the third and portion of the fourth quarter until the policy change led to our having to return $842 in January 2022. For the year, Maslow borrowed $13,972 but repatriated $11,342.

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

On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, collectability of accounts receivable, contingencies, litigation, income taxes, and other liabilities. Management based its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the consolidated financial statements.

REVENUE RECOGNITION

The Company accounts for revenues when both parties to the contract have approved the contract, the rights and obligations of the parties and payment terms are identified, and collectability of consideration is probable. Payment terms vary by client and the services offered.

We derive our revenues from four segments: EOR, Recruiting and Staffing (temporary), Direct Hire (Formerly referred to as Permanent Placement) and Video and Multimedia Production. Revenues are recognized when promised services are delivered to a client, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Revenues as presented on the consolidated statements of operations represent services rendered to client less variable consideration, such as sales adjustments and allowances. Reimbursements, including those related to out-of-pocket expenses, are also included in revenues, and equivalent amounts of reimbursable expenses are included in cost of services.

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

Temporary staffing revenues are accounted for as a single performance obligation satisfied over time because the customer simultaneously receives and consumes the benefits of the Company’s performance on an hourly basis. The contracts stipulate weekly billing, and the Company has elected the “as invoiced” practical expedient to recognize revenue based on the hours incurred at the contractual rate as we have the right to payment in an amount that corresponds directly with the value of performance completed to date.

Direct Hire (formerly referred to as Permanent Placement) revenue is recognized on the date the candidate’s full-time employment with the customer has commenced. The customer is invoiced on the start date, and the contract stipulates payment due under varying terms, typically 90 days. The contract with the customer stipulates a guarantee period whereby the Company will replace the candidate free of charge if the employee is terminated within that 90-day period. As such, the Company’s performance obligations are satisfied upon commencement of employment, at which point control has transferred to the customer.

Allowances, recorded as a liability, are established to estimate these losses. Fees to clients are generally calculated as a percentage of the new worker’s annual compensation. No fees for Direct Hire services are charged to employment candidates.

Video and Multimedia Production revenues from contracts with clients are recognized in the amount to which we have a right to invoice when the services are rendered by our field talent.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Reliability Incorporated:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Reliability Incorporated and Subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Related Party Transactions and Recoverability of Notes Receivable from Related Parties

As discussed in Notes 10 and 12 to the consolidated financial statements, the Company has significant related party transactions and arrangements with the majority owners of the Company and other companies owned by the majority owners. In addition to holding several receivable agreements, including notes receivable with these related parties, in 2022, an arbitrator issued an aware in favor of the Company against one of the majority owners and other companies owned by the majority owner.

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

● Reviewed public filings, external news, and research sources for information related to transactions between the Company and related parties; and

● Confirmed with the Company’s management and its outside counsel as to the award granted by the arbitrator.

We have served as the Company’s auditor since 2009.

Ramirez Jimenez International CPAs

Irvine, California

March 31, 2023

RELIABILITY INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$227	$24
Trade receivables, net of allowance for doubtful accounts	6,337	6,405
Retention credit receivable	1,219	2,494
Notes receivable from related parties	5,251	4,985
Prepaid expenses and other current assets	430	331
Total current assets	13,464	14,239
Property, plant and equipment, net	26	49
Total assets	$13,490	14,288
LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Factoring liability	$2,619	$946
Accounts payable	698	1,205
Accrued expenses	339	404
Accrued payroll	981	1,629
Deferred revenue	176	176
Income taxes payable	6	517
Other current liabilities	-	1
Total current liabilities	4,819	4,878
Total liabilities
Commitment and contingencies (Note 10)
Subsequent events (Note 15)
STOCKHOLDER’S EQUITY
Common stock, without par value, 300,000,000 shares authorized, 300,000,000 issued and outstanding as of December 31, 2022 and 2021	-	-
Additional paid-in capital	750	750
Retained earnings	7,921	8,660
Total stockholder’s equity	8,671	9,410
Total liabilities and stockholder’s equity	$13,490	$14,288

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Years Ended December 31,
	2022	2021
Revenue earned
Service revenue	$25,725	$26,246
Cost of revenue
Cost of revenue	22,231	22,980
Gross profit	3,494	3,266
Selling, general and administrative expenses	4,400	3,567
Operating loss	(906)	(301)
Other income (expense):
Interest income from related parties	232	274
Interest income	53	-
Interest expense	(171)	(39)
Impairment of goodwill and other intangible assets	-	(688)
Other income (expense)	223	9,631
Income (loss) before income tax expense	(569)	8,877
Income tax expense	(170)	(984)
Consolidated net income (loss)	(739)	7,893
Net income per share:
Basic	$0.00	$0.03
Diluted	$0.00	$0.03

Share used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

For the year ended December 31, 2022 and 2021

(amounts in thousands, except per share data)

			Add-
			itional
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity

Balance, January 1, 2021	300,000,000	-	750	767	1,517
Net income				7,893	7,893
Balance, December 31, 2021	300,000,000		750	8,660	9,410
Net loss				(739)	(739)
Balance, December 31, 2022	300,000,000		750	7,921	8,671

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(739)	$7,893
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	32	72
(Gain) on disposal of property and equipment	-	(4)
Accrued interest	(232)	(274)
Loss on impairment of goodwill and other intangible assets	-	688
Gain on forgiveness of PPP loan payable and interest	-	(5,250)
Changes in operating assets and liabilities:
Trade receivables	39	464
Retention credit receivable	1,304	(2,494)
Prepaid expenses and other current assets	(99)	(42)
Accounts payable	(507)	270
Accrued payroll	(648)	939
Accrued expenses	(65)	28
Deferred revenue	-	(6)
Other liabilities	(1)	(4)
Income taxes payable	(511)	225
Net cash provided by (used in) operating activities	(1,427)	2,505
Cash flows from investing activities:
Purchase of fixed assets	(9)	(7)
Net cash used in investing activities	(9)	(7)
Cash flows from financing activities:
Net borrowing/(repayment) of line-of-credit	1,673	(2,053)
Repayment of notes payable	-	(37)
Advances to related parties	(34)	(454)
Net cash provided by (used in) financing activities	1,639	(2,544)
Net increase (decrease) in cash and cash equivalents	203	(46)
Cash and cash equivalents, beginning of year	24	70
Cash and cash equivalents, end of year	$227	$24

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS, continued

(amounts in thousands)

	For the years ended December 31,
Supplemental disclosures of cash flow information:	2022	2021
Cash paid during the year for:
Interest	$150	$39
Income taxes	$681	$969

Supplemental disclosures of non-cash investing and financing activities:
PPP loan and interest forgiveness	$-	5,250

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

NOTE 1 - NATURE OF OPERATIONS

Reliability, Inc. is a workforce management solutions company that has for 30 years focused primarily on the media industry. In servicing its clients, Reliability provides a variety of staffing services which include employer of record, temporary media and information technology (“IT”) staffing services, and direct hire. Reliability operates, along with its wholly owned subsidiary, The Maslow Media Group, Inc., (collectively, “Reliability” or the “Company”), primarily within the United States of America in four industry segments: Employer of Record (“EOR”), Recruiting and Staffing, Video and Multimedia Production resources, and Direct Hire. EOR which is a unique workforce management solution, represented 85.1% of our revenue in 2022. Our Staffing segment provides skilled field talent on a nationwide basis for IT and finance and accounting client partner projects. Video Production involves assembling and providing crews for special projects that can last anywhere from a week to 6 months. In 2021, MMG began building its direct hire business as a separate business segment originally titled permanent placement. We now refer to this earning center as Direct Hire. This division added $99 and $167 in revenue and $89 and $164 in gross profit in 2022 and 2021 respectively.

On October 29, 2019, Maslow Media Group (“Maslow” or “MMG”) became a wholly owned subsidiary of Reliability via a reverse merger (the “Merger”).

On December 1, 2019, the Company acquired the customer contracts and trade receivables and assumed certain liabilities of Intelligent Quality Solutions, Inc. (“IQS”). IQS operates as a division of MMG.

NOTE 2 - MANAGEMENT’S PLAN

Although the Company has experienced operating losses in the years ended December 31, 2022 and 2021, of $906 and $301, respectively, management believes it has the ability to continue as a going concern and meet its financial obligation as they become due in 2023 and beyond. The factors impacting this view include, but are not limited to, the following:

●	Cash flow forecast showing sufficient cash and working capital 52 weeks from March 5th, 2023;
●	The prospect of receiving the amounts awarded in the arbitration hearing in 2023, which include the $5,251 in notes receivable from related parties, plus awards for fraud for $4,327, contract damages of $1,000, and additional interest, and legal fees, after the receiver has been selected;
●	The expected receipt of approximately $1,219 in the form of a retention credit receivable, with additional interest from the IRS for the second quarter 2021;
●	The expected reductions in continuing legal fees in 2023 given the Company is past the preparation and arbitration proceedings;
●	Significant reduction of approximately $500 in federal and state tax payments made in 2022, based on 2021’s taxable earnings;
●	Addition of a new Vice President of Sales recently hired with experience and success in managing contingent and direct hire staffing organizations; and
●	The Company has additional availability to use its factoring line to extend borrowing of up to 93% of unfactored invoices which as of March 19, 2023, was $2,141;

As a result of the foregoing, the Company believes that it has sufficient cash to meet its financial obligations for the next 12 months and beyond as they become due.

RELIABILITY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements reflect the financial position and operating results of Reliability, Inc., including its wholly owned subsidiary, Maslow. All intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is from January 1st through December 31st.

Management Estimates

The consolidated financial statements and related disclosures are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The Company must make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to revenue recognition, allowances for doubtful accounts, recoverability of notes receivable, useful lives for depreciation and amortization, loss contingencies, and the valuation allowances for deferred income taxes. Actual results may be materially different from those estimated. In making its estimates, the Company considers the current economic and legislative environment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90-days or less to be cash equivalents.

Concentration of Credit Risk

For the year ended December 31, 2022, the Company’s top 10 clients generated over 86% of the revenue. A sizable portion of our business tends to come from three or four clients. In 2022, Client A (inclusive of its Client B division) (“Client AA”), Client C, and Client D accounted for 58.8% of total revenue. Client AA accounted for 26.3% and 27.9% of revenue in 2022 and 2021, respectively. Client AA comprised approximately 47.4% and 41.1% of the accounts receivable balance as of December 31, 2022 and 2021, respectively. Client C delivered 19.6% of revenue in 2022 compared to 14.9% in 2021. Client D accounted for approximately 12.9% and 14.5% of our total revenues for the years ended December 31, 2022 and 2021, respectively. Client D comprised approximately 22.4% and 32.9% of accounts receivable as of December 31, 2022 and 2021, respectively. No other client exceeded 10% of revenues.

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

RELIABILITY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

The Company provides for an allowance for doubtful accounts by specifically identifying accounts with a risk of collectability and providing an estimate of the loss exposure. Management considers all contract receivables as of December 31, 2022 and 2021 to be fully collectible, therefore an allowance for doubtful accounts is not provided for.

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

As of December 31, 2022 and 2021, the Company’s deferred revenue totaled $176.

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

When Level 1 inputs are not available, the Company measures fair value using valuation techniques that maximize the use of relevant observable inputs (Level 2) and minimizes the use of unobservable inputs (Level 3).The carrying amounts reported as of December 31, 2022 and 2021 for cash and cash equivalents, trade receivables, prepaid expenses and other current assets, accounts payable and accrued expenses, and factoring liability approximate their fair values due to the short-term nature of these instruments or are based on interest rates available to the Company that are comparable to current market rates. It is not practicable to estimate the fair value of the notes receivable from related parties due to their related party nature.

Property and Equipment

Property and equipment are stated at cost and are depreciated using primarily the straight-line method over the following estimated useful lives: furniture, fixtures, and computer equipment — three to seven years; leasehold improvements — over the shorter of the estimated useful life of asset or the lease term. Expenditures for renewals and betterments are capitalized whereas expenditures for repairs and maintenance are charged to income as incurred. Upon sale or disposition of property and equipment, the difference between the unamortized cost and the proceeds is recorded as either a gain or a loss. Depreciation and amortization expense for the years ended December 31, 2022 and 2021 totaled $32 and $72, respectively.

RELIABILITY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

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

Intangible Assets

The Company held intangible assets with finite lives. Intangible assets with finite useful lives were amortized over their respective estimated useful lives, ranging from three to ten years, based on a pattern in which the economic benefit of the respective intangible asset is realized. For the year ended December 31, 2021, amortization expense was $34 prior to taking impairment on the remaining intangible value.

Identifiable intangible assets recognized in conjunction with acquisitions are recorded at fair value. Significant unobservable inputs were used to determine the fair value of the identifiable intangible assets based on the income approach valuation model whereby the present worth and anticipated future benefits of the identifiable intangible assets were discounted back to their net present value.

The Company evaluated the recoverability of intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. The Company annually evaluates the remaining useful lives of all intangible assets and goodwill to determine whether events and circumstances warrant a revision to the remaining period of amortization. The Company determined that there was impairment needed for these assets during the year ended December 31, 2021, and thus impaired $170 in remaining carrying value of IQS based intangible assets.

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

Thus, the Company recorded a goodwill impairment adjustment of $518 upon finalizing the detailed step two impairment analysis for the IQS segment.

Revenue Recognition

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

The Company derives its revenues from three segments: EOR, Recruiting and Staffing, and Video and Multimedia Production. The Company provides temporary staffing and Direct Hire services. Revenues are recognized when promised services are delivered to the client, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenues as presented on the consolidated statements of operations represent services rendered to clients, less sales adjustments and allowances. Reimbursements, including those related to out-of-pocket expenses, are also included in revenues, and the related amounts of reimbursable expenses are included in cost of revenue.

RELIABILITY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

Temporary staffing revenues - Field talent revenues from contracts with clients are recognized in the amount to which the Company has a right to invoice when the services are rendered by the Company’s field talent.

Direct Hire staffing revenues - Direct Hire staffing revenues are recognized when employment candidates start their permanent employment. The Company estimates the effect of Direct Hire candidates who do not remain with its client through the guarantee period (generally 90 days) based on historical experience. Allowances, recorded as a liability, are established to estimate these losses. Fees to clients are generally calculated as a percentage of the new worker’s annual compensation. No fees for Direct Hire services are charged to employment candidates.

Refer to Note 14 for disaggregated revenues by segment.

Payment terms in our contracts vary by the type and location of our client partner and the services offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of December 31, 2022. There were no revenues recognized during years ended December 31, 2022 and 2021 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the years ended December 31, 2022 and 2021.

Advertising

The Company recognizes marketing and promotion expense in selling, general and administrative expenses as the services are incurred. The total marketing and promotion expense for the years ended December 31, 2022 and 2021 was $25 and $23, respectively.

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

RELIABILITY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

The Company recognizes any uncertain income tax positions at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2022 and 2021, the Company did not record any accruals for interest and penalties. The Company does not foresee material changes to its uncertain tax positions within the next twelve months. The Company’s tax years are subject to examination for 2019 and forward for U.S. Federal tax purposes and for 2018 and forward for state tax purposes.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, to remove certain exceptions and improve consistency of application, including, among other things, requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The amendments in this update will be effective for us beginning with fiscal year 2022, with early adoption permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of the amendments did not have a material impact on our consolidated financial position and results of operations as of and for the year ended December 31, 2022.

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

NOTE 4 – TRADE RECEIVABLES

Contract receivables consist of the following as of December 31:

	2022	2021
Billed receivables	$3,131	$4,646
Unbilled receivables	587	813
Accounts receivable, factored	2,619	946
Total	$6,337	$6,405

All of the net trade receivables are pledged as collateral on a loan agreement.

RELIABILITY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2022 and 2021 consists of the following:

	2022	2021
Office equipment	54	51
Computer software	110	110
Operating lease asset	-	-
	164	161
Accumulated depreciation	(138)	(112)
Property, plant and equipment, net	$26	$49

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

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consist of the following as follows:

	December 31,
	2022	2021
Accrued vendor costs	$199	182
Financed insurance payable	124	176
Other	16	46
Accrued expenses	$339	$404

RELIABILITY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

NOTE 8 - INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2022 and 2021 are comprised of the following:

	2022	2021
Current federal income tax	$113	$743
Current state income tax	57	241
Deferred income tax (benefit)		-
Income tax expense (benefit)	$170	984

Significant components of the Company’s deferred income tax assets (liabilities) are as follows at:

	December 31,
	2022	2021
Deferred tax assets (liabilities):
Employee accruals	$134	$16
Cash to accrual		-
Accrued workers’ compensation and other	8	18
State deduction		41
Sec. 163(j) interest limitation	44	-
Federal and State net operating loss carry forwards	152	94
Other	1	-
Deferred tax liabilities:
Intangibles	14	-
Fixed assets	22	(9)
Deferred income taxes, net	375	160
Valuation allowance	(375)	(160)
Deferred tax assets (liabilities)	$-	$-

The income tax provision, reconciled to the tax computed at the statutory federal rate, is as follows:

	December 31,
	2022		2021
Tax expense at federal statutory rate	$(119)	21%	$1,874	21%
State income taxes, net	6	-1%	165	1.8%
Permanent Differences

Forgiveness of PPP Loan - Federal	-	-%	(1,095)	-12.3%
Effect of deferred rate change	14	-2.5%
Historical Adjustments	(45)	7.8%
Valuation allowance	215	-37.8%	(13)	-.2%
Other, net	-99	-17.4%	53	.2%
Income tax expense	$170	-29.9%	$984	11.03%

RELIABILITY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

NOTE 9 - DEBT

Convertible Debt

Tax Liabilities

When MMG was initially acquired by Vivos Holdings, LLC in December 2016, the Company’s corporate status was changed from an S Corp to a C Corp due to its new ownership structure. This triggered an accelerated tax event, a $215 estimated annual impact per year for 4 years which was accounted for in subsequent tax returns through 2019. In 2021 Maslow completed settlement of the estimated $860 tax liability caused by the Vivos Group in 2017, paying the final estimated portion of $300 in 2021. As of December 31, 2022, the Company had a federal tax balance of $1 compared to $284 at the end of 2021. The state tax balance is $5 compared with $232 at the end of 2021.

Factoring Facility

Triumph Business Capital and Gulf Coast Bank and Trust

On November 4, 2016, the Company entered into a factoring and security agreement with Triumph Business Capital (“TBC”), which was amended in January 2020. The current agreement has an advance rate of 15 basis points, and the interest rate is prime plus 2%. The amount of an invoice eligible for sale to is 93%. The agreement is on month-to-month terms.

On August 24, 2022, we were notified by TBC that our factoring arrangement had been sold to Gulf Coast Bank and Trust (“Gulf”), as TBC had decided to sell its non-transportation portfolio. The transition took place between August 26th and 28th with new financing coming from Gulf. However, a portion of unfactored receivables continue to be sent to TBC who routes them to MMG. The Company continues to be obligated to meet certain financial covenants in respect to invoicing and reserve account balance.

In accordance with the agreement, a reserve amount is required for the total unpaid balance of all purchased accounts multiplied by a percentage equal to the difference between one hundred percent and the advanced rate percentage. As of December 31, 2022, the required amount was 10%. Any excess of the reserve amount is paid to the Company on a weekly basis, as requested. If a reserve shortfall exists for a period of ten-days, the Company is required to make payment to the financial institution for the shortage.

Accounts receivables were sold with full recourse. Proceeds from the sale of receivables were $13,972 and $6,436 for the years ended December 31, 2022 and 2021, respectively. The total outstanding balance under the recourse contract was $2,619 and $946 as of December 31, 2022 and 2021, respectively.

The Factoring Facility is collateralized by substantially all the assets of the Company. In the event of a default, the Factor may demand that the Company repurchase the receivable or debit the reserve account. Total finance line fees for the years ended December 31, 2022 and 2021 totaled $169 and $71, respectively.

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

In December 2019, the Company’s executive management learned that prior to the Merger, in January 2018, one of the Company’s related parties, on behalf of Maslow, executed a guarantee of obligations of Vivos Real Estate Holdings, LLC (“VREH”), under a mortgage loan for the purchase of the property at 22 Baltimore Rd., Rockville, Maryland. Maslow leased this space on market terms. This obligation had not been included in Maslow’s consolidated financial statements and was not separately disclosed prior to the Merger.

On March 3, 2022, Maslow received a notice of default, acceleration, and demand for payment in full from FVCBank due to incurable events of default on behalf of Borrower VREH. Per the default notice, “As of March 2, 2022, the total indebtedness due and owing under the Loan (the ‘‘Debt’’) is $1,743 consisting of an unpaid principal balance in the amount of $1,703 accrued and unpaid interest in the amount of $7, deferred payments in the amount of $20 and late fees in the amount of $12 plus prepayment penalties and attorneys’ fees, costs and expenses,” less setoff fees of $16. Maslow may have grounds to contest it being a guarantor on the loan.

On July 12, 2022, MMG was advised that a foreclosure sale of the 22 Baltimore Road property was scheduled to take place on August 4, 2022, at Montgomery County Circuit Court in Rockville, Maryland. It was subsequently cancelled after VREH filed for bankruptcy on August 2, 2022.

On August 2, 2022, VREH filed for Chapter 11 bankruptcy in the District Court of Maryland.

Maslow has filed a Motion to Vacate Confessed Judgment entered against it by FVC Bank in the Circuit Court for Fairfax County.

On November 17, 2022, FVC Bank and VREH entered into a Stipulation and Consent Order through the bankruptcy court that provides VREH to pay back taxes and interest, hire a new property manager and make repairs to the building, and work on a plan to refinance or sell the building. This automatic stay to the bankruptcy proceeding provides VREH until April 15th, 2023, to either refinance or sell the building to prevent FVC Bank from foreclosing on the property and commencing action to sell the property.

 In September 2022, MMG learned that Vivos IT, LLC filed a lawsuit against Second Wind Consultants (“SWC”) in May 2019 included MMG as a plaintiff. The lawsuit included claims of fraud in inducement and unjust enrichment against SWC. The five parties suing SWC, included Vivos LLC, The Maslow Media Group, Suresh Venkat Doki, Naveen Doki and Silvija Valleru. The lawsuit related to a debt restructuring services agreement secured by Suresh Doki, Naveen Doki and Silvija Valleru to assist the following then owned Vivos entities: Maslow Media Group, Inc., Health Care Resources Network, Inc., Mettler & Michael, Inc., 360 IT Professionals, Inc. and US IT Solutions, Inc. SWC countersued all plaintiffs on September 30th, 2019, seeking to collect the balance of $402,500 not paid by the Vivos Group. These suits were not disclosed to Maslow Management or to Reliability before the merger closed on October 29, 2019. MMG is weighing its legal options at this time.

RELIABILITY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

At the present time, the Company is uncertain as to whether any of the above items will have a material impact on their consolidated financial statements.

NOTE 11 - EQUITY

The Company’s authorized capital stock consists of 300,000,000 shares of common stock, with no par value. All authorized shares of Company common stock are issued and outstanding.

NOTE 12 - RELATED PARTY TRANSACTIONS

Stock Purchase Agreement

On November 9, 2016, Vivos Holdings LLC, the former owner of MMG, acquired 100% of MMG through a stock acquisition exchange for a purchase price of $1,750, of which: (i) $1,400 was paid at settlement with proceeds from MMG and (ii) a promissory note to pay the remaining $350 (“Vivos/MMG Purchase Agreement”). The promissory note was to be paid in twenty-four equal installments, including interest at 4.5%, in the amount of approximately $15, commencing six months after closing, with the last payment on March 1, 2019. These payments were paid by MMG on behalf of the Vivos Debtors. The Vivos Debtors subsequently entered into a promissory note receivable with the MMG, described below, for the full stock purchase price. No payment has ever been made against this note and between 2018 to present there has been $2,537 in additional borrowing.

Notes Receivable

The Company has notes receivable from Vivos Holdings, LLC and VREH, a member of Vivos Group, both related party affiliates due to their ownership percentage in the Company. Per Code of Virginia the legal rate of interest shall be implied when there is an obligation to pay interest and no express contract to pay interest at a specified rate. However, it was determined in 2021 that the two notes had clauses capping the default interest at 4.5% and 5.5% respectively. The rate adjustment for the allowed periods were made using the eligible agreement rates.

In connection with the Vivos/MMG Purchase Agreement, on November 15, 2016, MMG executed a promissory note receivable with Vivos Holdings LLC in the amount of $1,400. As defined by the Vivos/MMG Purchase Agreement, the loan consisted of two periods, whereby the first period no principal or interest payments were required. During the second loan period, interest was supposed to have been paid in 20 equal consecutive payments, quarterly. Principal plus any unpaid interest is due September 20, 2023. As of December 31, 2022, the total outstanding balance was $3,585 which includes accrued interest receivable of $168.

On November 15, 2017, MMG executed an intercompany promissory note receivable with VREH in the amount of $772. There were two loan periods defined. During the first loan period, interest accrued monthly and a new loan amount of $781 was subject to a second loan period. As of December 31, 2022, the total outstanding balance was $859 which includes accrued interest receivable of $46.

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

Over the period between November 2016 and December 31, 2022, the Vivos Group borrowed an additional $2,537. which is included in the note receivable totaling $3,585.

RELIABILITY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

 On September 5, 2019, MMG entered into a Secured Promissory Note agreement with Vivos, pursuant to which MMG issued a secured promissory note to the Vivos Group in the principal amount of $750. The note bears interest at 2.5% per year and requires the Vivos Group to make monthly payments to MMG of $10 beginning December 1, 2019, with balance due and payable on November 1, 2026. Upon an event of default, which has occurred, MMG has the right to declare the entire unpaid balance of the note due and payable. The note was secured by 30,000,000 shares of Company Common Stock, was due and payable upon a default by Vivos. In addition, both Naveen Doki and Silvija Valleru personally guaranteed the repayment of the note by the Vivos Group. Naveen Doki and Silvija Valleru were beneficial owners of Vivos and are also 5% or greater beneficial owners of Company Common Stock, which is qualified by the Merger Arbitration complaint. As of December 31, 2022, the total outstanding balance was $810, which includes 2022 interest of $20.

Debt Settlement Agreements

On July 21, 2022, Maslow settled the obligation which Vivos Holdings, LLC had obligated Maslow to in July 2018, with Libertas Funding, LLC and Kinetic for $475. (See Section 1A). The $475 is included in the additional borrowing cited above.

On March 6, 2022, Maslow received a notice of default, acceleration, and demand for payment-in-full from FVCBank due to incurable events of default on behalf of Borrower Vivos Real Estate Holdings LLC. (See Note 10).

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

On September 7, 2022, the Company entered in Arbitration and Tolling Agreements with alleged shareholder Naveen Doki, M.D., and his affiliates and all other persons who were parties to the pending litigation previously reported in the Texas, New York and Maryland courts and before the American Arbitration Association. The Agreements call for the stay or dismissal of the pending litigation, with the parties agreeing to resolve their disputes before a single arbitrator in Maryland. The parties also agreed to maintain the status quo in corporate governance and related matters pending a final non-appealable judgment confirming any award in arbitration. The parties also signed a Tolling Agreement to toll the statute of limitations following the dismissal of a pending litigation.

The arbitration award was announced on August 31, 2022.

NOTE 13 - EMPLOYEE BENEFIT PLAN

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible full-time employees. The 401(k) Plan allows employees to make contributions subject to applicable statutory limitations. The Company currently does not match employee contributions.

NOTE 14 - BUSINESS SEGMENTS

The Company operates within four industry segments: EOR, Recruiting and Staffing, Direct Hire and Video and Multimedia Production. The EOR segment provides media field talent to a host of large corporate customers in all 50 states. The Recruiting and Staffing segment provides skilled Media and IT field talent on a nationwide basis for customers in a myriad of industries. Direct Hire fulfils direct placement requests by MMG clients for a wide variety of posts, including administrative, media and IT professionals. The Video and Multimedia Production segment provides Script to Screen services for corporate, government and non-profit clients, globally.

Segment operating income includes revenue and cost of services only. Currently, the Company is not allocating sales, general and administrative costs at the segment level.

RELIABILITY INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the periods indicated:

	December 31,
	2022	2021
Revenue:
EOR	$21,894	$21,346
Recruiting and Staffing	3,468	3,613
Video and Multimedia Production	264	1,121
Direct Hire	99	166
Total	$25,725	$26,246

NOTE 15- SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the balance sheet date of December 31, 2022, through March 31, 2023, the date on which the consolidated financial statements were available to be issued. Based upon this evaluation, management has determined that no material subsequent events have occurred that would require recognition in or disclosures in the accompanying consolidated financial statements.

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

The Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2022, internal control over financial reporting was effective.

The consolidated financial statements of the Company for 2022 have been audited by the independent registered public accounting firm of Ramirez Jimenez International CPAs who were given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders and the Board of Directors. This annual report does not include an attestation report from the independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

Compensation Committee

The Compensation Committee is responsible for, among other matters: (1) reviewing key team members compensation goals, policies, plans and programs; (2) reviewing and approving the compensation of our directors and executive officers; and (3) reviewing and approving employment agreements and other similar arrangements between us and our executive officers. The Committee shall have the authority to delegate any of its responsibilities, along with the authority to act in relation to such responsibilities, to one or more subcommittees as the committee may deem appropriate in its sole discretion. The Compensation Committee may invite such members of management to its meetings as it deems appropriate. However, the Compensation Committee meets regularly without such members present, and in all cases no officer may be present at meetings at which such officer’s compensation or performance is discussed or determined. The Committee has the authority, in its sole discretion, to select, retain and obtain the advice of a compensation consultant as necessary to assist with the execution of its duties and responsibilities. Neither the Compensation Committee nor management engaged a compensation consultant with respect to fiscal 2022.

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

Age: 43

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

Louis Parks

Independent Director

Age: 62

Director Since: 2020

Committees Served: Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee (Chair)

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

Age: 59

Director Since: 2020

Committees Served: Audit Committee (Chair), Compensation Committee, Nominating and Corp Governance Committee

Mr. Chanaud is Vice President and Chief Financial Officer of The Bernstein Companies, an 85-year-old Washington, DC based real estate development, management, and investment firm where his primary responsibility is financial oversight and planning for the Company, its subsidiaries, and operating divisions. The Bernstein Companies invests in, develops, and operates multi-family properties, office buildings, hotels, and mixed-use projects, as well as operates a structured finance division managing tax credit investments across the country. During his time as VP & CFO the Company has had direct ownership interest in projects totaling over $3B, both through institutional investment funds and its own private portfolio. In addition, TBC’s structured finance division has directed another $2B+ in investments nationwide. Prior to joining Bernstein in 1997, Mr. Chanaud served for over 10 years as a Certified Public Accountant with a regional CPA firm. Mr. Chanaud is a member of the American Institute of Certified Public Accountants and the Maryland Association of CPAs. He is a 1986 graduate of Towson University with a BS degree in Accounting.

Nick Tsahalis

Age: 45

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

The following table sets forth certain information with respect to our executive officers as of the date of this Annual Report:

Name	Age	Position

Nick Tsahalis	45	President and Chief Executive Officer
Mark Speck	62	Chief Financial Officer and Secretary

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

Our named executive officers for Fiscal 2022 are:

●	Nick Tsahalis, our President, and Chief Executive Officer
●	Mark Speck, our Chief Financial Officer, and Secretary

Throughout this section, the term “named executive officer” is intended to refer to the individuals identified above. During Fiscal 2022, we had only two named executive officers, each of whom is set forth above.

Summary Compensation Table

The following table presents compensation information for our named executive officers with respect to Fiscal 2022 and 2021. These structures are based on Maslow agreements with Vivos Holdings when Vivos Holdings owned Maslow before the Merger.

Name and Principal Position	Year	Salary ($)*	Bonus ($) **	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All Other Compensation ($) ***	Total ($)

Nick Tsahalis President and Chief	2022	$288	$72					$29	$389
Executive Officer	2021	$288	$95					$24	$407

Mark Speck Chief Financial Officer and	2022	$260	$72					$29	$361
Secretary	2021	$260	$75					$30	$365

(*)	Salary represents the annualized contracted salary of the executive and not the earned salary over the fiscal year.
(**)	Bonus amounts for 2022 have been deferred. Compensation Committee has authority to pay a discretionary portion up to 50% of the executive officer’s base salary.
(***)	Represents car allowance and premium subsidy for medical benefits.

Name	Board Member ($)	Audit Committee ($)	Compensation Committee ($)	Nominating & Governance Committee ($)	Chairperson of the Board ($)	Total ($)

Hannah Bible	$20					$20
Louis Parks	$20					$20
John Chanaud	$20					$20

Agreements with Executive Officers

The President and Chief Executive Officer and the Chief Financial Officer of the Company have employment agreements with Maslow.

Director Compensation

Set forth below is a summary of the components of compensation payable to our non-management directors.

Cash Compensation

We reimburse each non-management member of our board of directors for all reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of our board of directors and any committees thereof, including, without limitation, reasonable travel, lodging and meal expenses. Each director who is also not an officer of Reliability is also entitled to quarterly payments of $5 for their service on our board of directors which remain unpaid to date. Currently there is no additional compensation for committee’s chaired or for presiding as chairperson of the board, due to cash constraints and unavailability of equity compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of Company Common Stock as of March 24, 2023, by:

●	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares of Company Common Stock;
●	each of our named executive officers and directors; and
●	all our executive officers and directors as a group.

Each stockholder’s percentage ownership is based on 300,000,000 shares of Company common stock outstanding as of March 24, 2023.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

The number and percentage of shares beneficially owned by a person includes shares that may be acquired by such person within 60 days of March 16, 2023, through the exercise of vested options or warrants, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

Except as otherwise set forth below, the address of the persons below is c/o Reliability, 22505 Gateway Center Drive, P.O. Box 71 Clarksburg, MD 20871.

Name	Directly Owned Shares of Common Stock	Percentage	Beneficial ownership of Common Stock		Percentage
Officers and Directors
Mark Speck, 22505 Gateway Center Drive, P.O. Box 71, Clarksburg, MD 20871	3,014,882	1.0%	3,276,052	(1)	1.1%
Nick Tsahalis, 22505 Gateway Center Drive, P.O. Box 71, Clarksburg, MD 20871	3,276,052	1.1%	3,276,052		1.1%
All directors and executive officers as a group (2 persons)	6,290,934	2.1%	6,552,104		2.2%
5% Holders (6)
Naveen Doki,	10,138,882	3.4%	202,634,728	(2)	67.5%
Silvija Valleru	4,972,644	1.7%	50,667,482	(3)	16.9%
Shirisha Janumpally	192,495,846	64.2%	202,634,728	(4)	67.5%
Kalyan Pathuri	45,684,838	15.2%	50,657,482	(5)	16.9%
5% Holders Totals	253,292,210	84.4%

(1)	Represents (i) 3,014,882 shares held by Mr. Speck; (ii) 261,170 shares held by Hawkeye Enterprises Inc, a company owned and controlled by Mr. Speck.

(2)	Represents (i) 10,138,882 shares held by Mr. Doki; (ii) 20,661,816 shares held by Federal Systems, a company owned and controlled by Mrs. Janumpally, which Mr. Doki may be deemed to indirectly beneficially own as the husband of Mrs. Janumpally; (iii) 161,503,122 shares held by Judos Trust, a trust in which Mrs. Janumpally is the sole trustee and beneficiary, and of which Mr. Doki may be deemed to indirectly beneficially own as the husband of Mrs. Janumpally; and (iv) 10,330,908 shares held directly by Mrs. Janumpally which Mr. Doki may be deemed to indirectly beneficially own as the husband of Mrs. Janumpally.
(3)	Represents (i) 4,972,644 shares held by Mrs. Valleru; and (ii) 40,520,200 shares held by Igly Trust of which Mrs. Valleru may be deemed to indirectly beneficially own as the wife of Kalyan Pathuri, who is the sole trustee and beneficiary of the Igly Trust; and (iii) 5,164,638 shares held by Mr. Pathuri, which Mrs. Valleru may be deemed to indirectly beneficially own as the wife of Mr. Pathuri.
(4)	Represents (i) 10,138,882 shares that Mrs. Janumpally may be deemed to indirectly beneficially own as the wife of Mr. Doki; (ii) 20,661,816 shares held by Federal Systems, a company owned and controlled by Mrs. Janumpally; (iii) 161,503,122 shares held by Judos Trust, a trust in which Mrs. Janumpally is the sole trustee and beneficiary, and (iv) and 10,330,908 shares Mrs. Janumpally owns directly.
(5)	Represents (i) 5,164,638 shares held by Mr. Pathuri; (ii) 40,520,200 shares held by Igly Trust of which Mr. Pathuri is the sole trustee and beneficiary; and (iii) 4,972,644 shares held by Mrs. Valleru of which Mr. Pathuri may be deemed to indirectly beneficially own, as the husband of Mrs. Valleru.
(6)	On or about June 5, 2020, the Company submitted a Claimant’s Notice of Intention to Arbitrate and Demand for Arbitration to the Respondents: Mr. Doki; Mrs. Valleru; Mrs. Janumpally (individually and in her capacity as trustee of Judos Trust); Kalyan Pathuri (individually in his capacity as trustee of Igly Trust) and Federal Systems (the “Respondents”). The Arbitration alleges that certain of the Respondents breached the Merger Agreement providing for the Merger of MMG into a subsidiary of Reliability, in a number of significant respects and potentially committed fraud in connection with the Merger. The Company is seeking damages which if granted will be the remedy set forth within the Merger Agreement which is primarily the relinquishment in whole or in part shares of Company Common Stock received by the Respondents in connection with the Merger. The Company has brought a motion to compel the Arbitration in accordance with the Merger Agreement which is currently being decided by the Federal Courts in New York. The Company believes a strong basis for the motion exists, but no assurance can be given that it will be granted. Regardless, the Company intends to pursue claims under the Merger Agreement in whatever venue is required.

The Company was awarded damages which if granted will require relinquishment of $1,000 of shares as set forth within the Merger Agreement, which is primarily in whole or in part shares of Company Common Stock received by the Respondents in connection with the Merger.

The 5% holders listed above, although considered affiliates, currently do not actively participate in the management and policies of the Company.

Directors, Executive Officers, Promoters, and Control Persons

The following table sets forth the name and position of our current executive officers and directors.

Name	Age	Position(s)
Nick Tsahalis (1)	45	President and Director
Mark Speck (2), (6)	62	Chief Financial Officer, Secretary
Hannah Bible (3), (4)	43	Chairwoman of the Board, Director
Louis Parks (5)	62	Director
John Chanaud (7)	59	Director

(1)	On October 29, 2019, Nick Tsahalis was appointed as President of the Company. On October 30, 2019, Mr. Tsahalis was appointed as a director of the Company. In September 2022, Nick Tsahalis was appointed CEO of the Company.

(2)	On October 29, 2019, Mark Speck was appointed as Chief Financial Officer, Secretary, and as a director of the Company.

(3)	On April 25, 2014, Hannah Bible was appointed as a director of the Company.

(4)	On November 13, 2019, Hannah Bible, was appointed Chairwoman of the board.
(5)	On August 10, 2020, Louis Parks was appointed director of the Company.
(6)	On October 7, 2020, Mark Speck voluntarily resigned as Director.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Through December 31, 2022, the Company’s principal independent registered accountant was RJI International CPAs (“RJI”).

Aggregate fees billed or incurred related to the following years for fiscal 2022 and 2020 by RJI is set forth below.

	2022	2021

Audit Fees (1)	$101	$100
Audit-Related Fees (2)
Tax Fees	$14	$14
All Other Fees
Total	$115	$114

(1)	Audit fees consist principally of fees for the audit of our consolidated financial statements, review of our interim consolidated financial statements and audit services related to our acquisitions.
(2)	These fees consist principally of fees related to the preparation of SEC registration statements, acquisition due diligence, and U.S. Department of Labor filings.

Selection

The Audit Committee appointed RJI as our independent registered public accounting firm for Fiscal 2022 and RJI has served in this capacity since 2009.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2023.

RELIABILITY INCORPORATED

By:	/s/ Nick Tsahalis
Name:	Nick Tsahalis
Title:	President and Chief Executive Officer

By:	/s/ Mark Speck
Name:	Mark Speck
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2023.

By:	/s/ Nick Tsahalis
Name:	Nick Tsahalis
Title:	President and Chief Executive Officer

By:	/s/ Louis Parks
Name:	Louis Parks
Title:	Director

By:	/s/ Hannah Bible
Name:	Hannah Bible
Title:	Chairperson of the Board

By:	/s/ John Chanaud
Name:	John Chanaud
Title:	Director

EXHIBIT INDEX

(d)	The following Exhibits are filed with this Annual Report on Form 10-K:

Exhibit No.	Description
2.1	Merger Agreement, by and among Reliability, R-M Merger Sub, Inc., Jeffrey Eberwein, The Maslow Media Group, Inc., and Naveen Doki, and Silvija Valleru (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2019).
2.2	Statement of Merger as filed with the Secretary of State of the State of Virginia on October 29, 2019 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
3.1	Restated Articles of Incorporation (with amendment) (incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 1995).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 5.03 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 5.03 of the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2014).
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 5.03 of the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2014).
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.03 of the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2013).
3.6	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2004).
3.7	Amended Bylaws (incorporated by reference to Exhibit 3.01 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2007).
10.1	Intercompany Promissory Note dated November 15, 2016, between Maslow (as Lender) and Vivos Holdings, LLC (as Borrower) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.2	Intercompany Promissory Note dated November 15, 2017, between Maslow (as Lender) and Vivos Real Estate, LLC (as Borrower) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.3	Settlement Agreement dated October 25, 2018, between Maslow, Vivos Holdings, Silvija Valleru Naveen Doki in relation to default of Future Receivables Sales Agreement with Kinetic Direct Funders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.4	Amendment to Settlement Agreement dated April 10, 2019, between Maslow, Vivos Holdings, Silvija Valleru Naveen Doki in relation to default of Future Receivables Sales Agreement with Kinetic Direct Funding LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.5	Settlement Agreement dated December 10, 2018, by and among Maslow, Vivos Holdings, LLC, Vivos Acquisitions, LLC, Naveen Doki, Silvija Valleru, and CC Business Solutions, a division of Credit Cash NJ, LLC, in relation to Accounts Receivable Advance Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.6	Settlement Agreement dated January 24, 2019, between Maslow, Vivos Holdings, LLC, and Advantage Capital Funding in relation to default of July 5, 2018, Purchase and Sale of Future Receipts Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.7	Factoring and Security Agreement dated November 4, 2016, between Maslow and Advance Business Capital LLC (d/b/a Triumph Business Capital) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.8	First Amendment to Factoring and Security Agreement dated January 5th, 2018, between Maslow and Advance Business Capital LLC (d/b/a Triumph Business Capital) (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.9	Second Amendment to Factoring and Security Agreement dated March 30th, 2018, between Maslow and Advance Business Capital LLC (d/b/a Triumph Business Capital) (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.10	Securities Purchase Agreement dated June 27, 2019, between Maslow and Hawkeye Enterprises, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.11	Convertible Promissory Note dated June 27, 2019, between Maslow and Hawkeye Enterprises, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.12	Warrant Agreement dated June dated June 27, 2019, between Maslow and Hawkeye Enterprises, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.13	Securities Purchase Agreement dated June 31, 2019, between Maslow and Mark Speck (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.14	Convertible Promissory Note dated June 31, 2019, between Maslow and Mark Speck (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.15	Warrant Agreement dated June dated June 31, 2019, between Maslow and Mark Speck (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).

10.16	Securities Purchase Agreement dated July 31, 2019, between Maslow and Nick Tsahalis (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.17	Convertible Promissory Note dated July 31, 2019, between Maslow and Nick Tsahalis (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.18	Warrant Agreement dated June dated July 31, 2019, between Maslow and Nick Tsahalis (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.19	Professional Services Agreement dated May 11, 2017, between Maslow and AT&T Services, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.20	Commercial Lease Agreement dated December 19, 2017, between Maslow and Vivos Real Estate, LLC (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.21	Personal Guaranty dated June 12, 2019, between Maslow and Naveen Doki (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.22	Debt Conversion Agreement by and among Reliability Incorporated and Lone Star Value Investors, LP (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.23	Debt Conversion Agreement by and among Reliability Incorporated and Lone Star Value Co-Invest I, LP (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.24	Form of Piggyback Registration Rights Agreement by and among Reliability and certain Investors (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.25	Form of Lock Up Agreement by and between Reliability and certain Holders (incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.26	Secured Promissory Note dated September 5, 2019, between Maslow (as Noteholder) and Vivos Holdings, LLC (as Debtor) (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.27	Igly Trust Joinder to Merger Agreement dated October 22, 2019 (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.28	Judos Trust Joinder to Merger Agreement dated October 22, 2019 (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.29	Shirisha Janumpally Joinder to Merger Agreement dated October 22, 2019 (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.30	Agreement for the Contingent Liquidation of the Common Stock of Maslow Media Group, Inc., dated October 28, 2019, by and among Maslow Media Group, Inc., Naveen Doki, Silvija Valleru, Shirisha Janumpally, Kalyan Pathuri and Federal Systems (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
21.1	Subsidiaries of the Registrant. *
31.1	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.
†	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

