Form 10-Q
period 2023-03-31
RELIABILITY INC
filed 2023-05-15
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 300,000,000 shares of Common Stock, no par value, as of March 31, 2023.

RELIABILITY INCORPORATED

Quarterly Report on Form 10-Q

As of and For the Three Ended March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	March 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$364	$227
Trade receivables, net of allowance for doubtful accounts	3,582	6,337
Retention credit receivable	1,226	1,219
Notes receivable from related parties	5,327	5,251
Prepaid expenses and other current assets	396	430
Total current assets	10,895	13,464
Property, plant and equipment, net	19	26
Total assets	$10,914	$13,490
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Factoring liability	$924	$2,619
Accounts payable	443	698
Accrued expenses	232	339
Accrued payroll	658	981
Deferred revenue	176	176
Income taxes payable	5	6
Total current liabilities	2,438	4,819

Total liabilities	2,438	4,819
Commitment and contingencies (Note 6)
Subsequent events (Note 10)		-
SHAREHOLDERS’ EQUITY
Common stock, without par value, 300,000,000 shares authorized, 300,000,000 issued and outstanding as of March 31, 2023, and as of December 31, 2022
Additional paid-in capital	750	750
Retained earnings	7,726	7,921
Total shareholders’ equity	8,476	8,671

Total liabilities and shareholders’ equity	$10,914	$13,490

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2023	2022
Revenue earned
Service revenue	$5,199	$5,783
Cost of revenue
Cost of revenue	4,488	5,053
Gross profit	711	730
Selling, general and administrative expenses	933	1,305
Operating loss	(222)	(575)
Other income (expense)
Interest income from related parties	66	-
Interest income	8	54
Interest expense	(44)	(29)
Other (expense)	-	(2)
Loss before income tax expense	(192)	(552)
Income tax expense	(3)	(2)
Consolidated net loss	$(195)	$(554)
Net income per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Share used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

For the Three Months Ended March 31, 2023 and 2022

(amounts in thousands, except per share data)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total Equity
Balance, December 31, 2021	300,000,000	$-	$750	$8,660	$9,410
Net Loss	-	-	-	(554)	(554)
Balance, March 31, 2022	300,000,000	$-	$750	$8,106	$8,856

Balance, December 31, 2022	300,000,000	$-	$750	$7,921	$8,671
Net Loss	-	-	-	(195)	(195)
Balance, March 31, 2023	300,000,000	$-	$750	$7,726	$8,476

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(195)	$(554)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7	9
Accrued interest	(66)	(54)
Changes in operating assets and liabilities:
Trade receivables	2,755	1,361
Retention credit receivable	(7)	-
Prepaid expenses and other current assets	34	82
Accounts payable	(255)	(358)
Accrued payroll	(323)	(1,116)
Accrued expenses	(107)	(138)
Other liabilities	-	(1)
Income taxes payable	(1)	171
Net cash provided by (used in) operating activities	$1,842	$(598)
Cash flows from investing activities:
Purchase of fixed assets	-	(1)
Net cash used in investing activities	$-	$(1)
Cash flows from financing activities:
Net borrowing/(repayment) of line-of-credit	(1,695)	644
Advances to related parties	(10)	-
Net cash provided by (used in) financing activities	$(1,705)	$644
Net increase (decrease) in cash and cash equivalents	137	45
Cash and cash equivalents, beginning of year	227	24
Cash and cash equivalents, end of year	$364	$69

The accompanying notes are an integral part of these statements.

6

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(amounts in thousands)

	For the Three Months Ended March 31,
Supplemental disclosures of cash flow information:	2023	2022
Cash paid during the year for:
Interest	$44	$29
Income taxes	$4	$6

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(amounts in thousands, except per share data)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Reliability, Inc. is a leading provider of employer of record and temporary media and information technology (“IT”) staffing services that operates, along with its wholly owned subsidiary, The Maslow Media Group, Inc (“MMG”), (collectively, “Reliability” or the “Company”), primarily within the United States of America in four industry segments: Employer of Record (“EOR”), Recruiting and Staffing, Direct Placements, and Video and Multimedia Production which provides script to screen media talent. Our Staffing segment provides skilled field talent on a nationwide basis for Media, IT and finance and accounting client partner projects. Video Production involves assembling and providing crews for special projects that can last anywhere from a week to 6 months.

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

These individuals, included but were not limited to Dr. Doki, Mrs. Janumpally, Mr. Pathuri, and Mrs. Valleru, Igly Trust, and Judos Trust also have common ownership combinations in a number of other entities [Vivos Holdings, LLC, Vivos Real Estate Holdings, LLC (“VREH”), Vivos Holdings, Inc., Vivos Group, Vivos Acquisitions, LLC, and Federal Systems, LLC], (collectively referred to herein as “Vivos Group”).

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(amounts in thousands, except per share data)

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(amounts in thousands, except per share data)

The parties submitted material for clarification of the Award on March 7, 2023, and March 20, 2023, which included proposed language for an award to be entered against Vivos Real Estate Holdings, LLC (“VREH”), in light of the bankruptcy court order lifting the stay that pertains to VREH, which filed a petition in bankruptcy court. The date of a final award has not yet been determined. The Company, through counsel, has reached out to the Arbitrator to inquire about when a final award may be expected.

Upon a final resolution as to the underlying ownership and rights of certain shareholders, the Company intends to hold an annual meeting of shareholders within a reasonable time thereafter.

As of March 31, 2023, the Vivos Debtor (“Vivos Debtor”) balance was $5,327. The arbitration award covering all bulleted items above currently totals $9,585, independent of legal fees, interest, and other fees.

Basis of presentation

The unaudited condensed consolidated interim financial statements include the accounts of the Company and all wholly owned divisions, including its 100% owned subsidiary, MMG. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented herein are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

Concentration of Credit Risk

For the three months ended March 31, 2023, 25.2% of revenue came from one customer, and 12.6% from a second customer. Combined, this totals 37.8% of revenue. Last year these two companies plus a third, accounted for 46.7% of revenue for the same period ended March 31, 2022. No other client has exceeded 10% of revenues for the three months ended March 31, 2023, or 2022.

NOTE 2. MANAGEMENT’S PLAN

Although the Company continues to experience net operating losses, management believes it has the ability to continue as a going concern and meet its financial obligation as they become due in 2023 and beyond. The factors impacting this view include, but are not limited to, the following:

●	Cash flow forecasts showing sufficient cash and working capital 52 weeks from April 23, 2023;
●	The prospect of receiving the amounts awarded in the arbitration hearing in 2023, which include the $5,327 in notes receivable from related parties, plus awards for fraud totaling $4,327, contract damages of $1,000, and additional interest, and legal fees, after the receiver is selected;
●	The anticipated reduction in legal fees;
●	Addition of a new Vice President of Sales recently hired with experience and success in managing contingent and direct hire staffing organizations; and
●	The Company has additional availability to use its factoring line to extend borrowings of up to 93% of unfactored invoices which as of May 1, 2023, was $2,041.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(amounts in thousands, except per share data)

As a result of the foregoing, the Company believes that it has sufficient cash to meet its financial obligations for the next 12 months and beyond as they become due.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Adopted Accounting Pronouncements

The Company does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material effect on its present or future consolidated financial statements.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable can be broken down as follows:

	March 31, 2023	December 31, 2022

Accounts receivable, Unfactored	$2,300	3,131
Unbilled receivables	358	587
Accounts receivable, factored	924	2,619
Total Accounts Receivable	3,582	6,337

NOTE 5. DEBT

Tax Liabilities

As of March 31, 2023, the Company’s overall tax liability was $5 compared to $688 at end of same period in 2022 and $6 as of December 31, 2022.

Factoring Facility

The Company is in a factoring and security agreement with Gulf Coast Bank and Trust (“Gulf”) which enables the Company to receive advances on its accounts receivable (i.e., invoices) through Gulf to fund growth and operations. The proceeds of this agreement are most frequently used to pay operating costs of the business which include employee salaries, vendor payments and overhead expenses.

Our arrangement calls for interest at prime plus 2% and includes an advance rate of 18 basis points. The amount of an invoice eligible for sale to Gulf is 93%. This agreement is month to month. The Company continues to be obligated to meet certain financial covenants in respect to invoicing and reserve account balance.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(amounts in thousands, except per share data)

In accordance with the agreement, a reserve amount is required for the total unpaid balance of all purchased accounts multiplied by a percentage equal to the difference between one hundred percent and the advanced rate percentage. As of May 1, 2023, the required amount was 10%. Any excess of the reserve amount is paid to the Company as requested. If a reserve shortfall exists for a period of ten days, the Company is required to make payment to Gulf for the shortage.

Accounts receivables were sold with full recourse. Proceeds from the sale of receivables were $2,971 for the three-month period ending March 31, 2023, compared to $2,811 for the same period ending on March 31, 2022. The total outstanding balance under the recourse contract was $924 on March 31, 2023, compared to $2,619 as of December 31, 2022, and $1,590 on March 31, 2022.

The Factoring facility is collateralized by substantially all the assets of the Company. In the event of a default, the Factor may demand that the Company repurchase the receivable or debit the reserve account. Total finance line fees for the three months ended March 31, 2023, and 2022 totaled $44 and $29, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

There are a number of debts and confessions of judgement (“COJ”) related to the Vivos Group that included Maslow as a co-signer or guarantor at some stage in the Vivos Group debt process from November 2016 through October 29, 2019, when Vivos Holdings LLC owned Maslow. All known debts disclosed to Maslow management and Reliability prior to the Merger were addressed by various safeguards such as the Liquidation Agreement, and the Naveen Doki personal guarantee described in Item 1. However, there were certain non-disclosures by Vivos Holdings, LLC that are included below which are completely covered in Note 8 and Item 3 Legal Proceedings.

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

On March 3, 2022, Maslow received a notice of default, acceleration, and demand for payment-in-full from FVCBank due to incurable events of default on behalf of Borrower, VREH. Per the default notice, “As of March 2, 2022, the total indebtedness due and owing under the Loan (the ‘‘Debt’’) is $1,743 consisting of an unpaid principal balance in the amount of $1,703 accrued and unpaid interest in the amount of $7, deferred payments in the amount of $20 and late fees in the amount of $12 plus prepayment penalties and attorneys’ fees, costs and expenses,” less setoff fees of $16. Maslow may have grounds to contest it being a guarantor on the loan.

On July 12, 2022, MMG was advised that a foreclosure sale of the 22 Baltimore Road property was scheduled to take place on August 4, 2022, at Montgomery County Circuit Court in Rockville, Maryland. It was subsequently cancelled after VREH filed for bankruptcy on August 2, 2022.

On August 2, 2022, VREH filed for Chapter 11 bankruptcy in the District Court of Maryland.

Maslow filed a Motion to Vacate Confessed Judgment entered against it by FVC Bank in the Circuit Court for Fairfax County.

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(amounts in thousands, except per share data)

In April 2023, VREH and FVC Bank negotiated through the bankruptcy court a revised Stipulation and Consent Order. VREH has so far met the requirements of the new order which included paying down the liability owed to FVC Bank by $350,000. VREH is working towards obtaining a commitment letter from a lender so that one of their affiliated entities can purchase the building by June 1st, 2023. The Company continues to dispute its placement as a guarantor on the mortgage associated with FVC Bank and is working to mitigate any liability associated with VREH’s default on the mortgage.

In September 2022, MMG learned that Vivos IT, LLC filed a lawsuit against Second Wind Consultants (“SWC”) in May 2019 included MMG as a plaintiff. The lawsuit included claims of fraud in inducement and unjust enrichment against SWC. The five parties suing SWC, included Vivos LLC, The Maslow Media Group, Suresh Venkat Doki, Naveen Doki and Silvija Valleru. The lawsuit related to a debt restructuring services agreement secured by Suresh Doki, Naveen Doki and Silvija Valleru to assist the following then owned Vivos entities: Maslow Media Group, Inc., Health Care Resources Network, Inc., Mettler & Michael, Inc., 360 IT Professionals, Inc. and US IT Solutions, Inc. SWC countersued all plaintiffs on September 30th, 2019, seeking to collect the balance of $402,500 not paid by the Vivos Group. These suits were not disclosed to Maslow management or to Reliability before the Merger closed on October 29, 2019. MMG is weighing its legal options at this time. The Company filed a motion in January 2023 to include all original parties to the SWC Agreement. The court has not yet issued its ruling on the motion filed.

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

As of March 31, 2023, and December 31, 2022, the receivable totaled $5,327 and $5,251, respectively. This is not inclusive of the additional amounts awarded in the arbitration.

Notes Receivable

The Company has notes receivable from Vivos Holdings, LLC and VREH, a member of Vivos Group, both related party affiliates due to their ownership percentage in the Company. Per Code of Virginia the legal rate of interest shall be implied when there is an obligation to pay interest and no express contract to pay interest at a specified rate. However, it was determined in 2021 that the two notes had clauses capping the default interest at 4.5% and 5.5% respectively. The rate adjustment for the allowed periods was made using the eligible agreement rates.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(amounts in thousands, except per share data)

In connection with the Vivos/MMG Purchase Agreement, on November 15, 2016, MMG executed a promissory note receivable with Vivos Holdings LLC in the amount of $1,400. As defined by the Vivos/MMG Purchase Agreement, the loan consisted of two periods, whereby in the first period no principal or interest payments were required. During the second loan period, interest was supposed to have been paid in 20 equal consecutive payments, quarterly. Principal plus any unpaid interest is due September 20, 2023. As of December 31, 2022, the total outstanding balance was $3,585 which includes accrued interest receivable of $168.

On November 15, 2017, MMG executed an intercompany promissory note receivable with VREH in the amount of $772. There were two loan periods defined. During the first loan period, interest accrued monthly and a new loan amount of $781 was subject to a second loan period. As of March 31, 2023, the total outstanding balance was $868 which includes accrued interest receivable of $14 for the period ending March 31, 2023.

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

As of February 2020, the Company filed a lawsuit against the majority shareholder, pursuant to the personal guaranty agreement for defaulting on the outstanding notes receivable.

Over the period between November 2016 and March 31, 2023, the Vivos Group borrowed an additional $2,547. which is included in the note receivable totaling $3,643.

On September 5, 2019, MMG entered into a Secured Promissory Note agreement with Vivos, pursuant to which MMG issued a secured promissory note to the Vivos Group in the principal amount of $750. The note bears interest at 2.5% per year and requires the Vivos Group to make monthly payments to MMG of $10 beginning December 1, 2019, with balance due and payable on November 1, 2026. Upon an event of default has occurred, MMG has the right to declare the entire unpaid balance of the note due and payable. The note was secured by 30,000,000 shares of Company Common Stock, was due and payable upon a default by Vivos. In addition, both Naveen Doki and Silvija Valleru personally guaranteed the repayment of the note by the Vivos Group. Naveen Doki and Silvija Valleru were beneficial owners of Vivos and are also 5% or greater beneficial owners of Company Common Stock, which is qualified by the Merger Arbitration complaint. As of March 31, 2023, the total outstanding balance was $869, which includes 2023 interest of $12.

Debt Settlement Agreements

On July 21, 2022, Maslow settled the obligation which Vivos Holdings, LLC had obligated Maslow to in July 2018, with Libertas Funding, LLC and Kinetic for $475. (See Section 1A). The $475 is included in the additional borrowing cited above.

Related Party Relationships

On October 29, 2019, prior to the Merger, pursuant to the Merger Agreement, Naveen Doki and Silvija Valleru became beneficial owners of 206,606,528 and 51,652,908 shares of RLBY Common Stock, respectively, equal to 68.9% and 17.2% of the total number of shares of RLBY Common Stock outstanding after giving effect to the Merger, respectively. The Company’s arbitration award thus far includes relinquishment of shares of the Company common stock equal in value to $1,000, valued as of the date of the Award, in accordance with the provisions of Section 9.06(d) of the Merger Agreement (see Note 1).

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(amounts in thousands, except per share data)

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

NOTE 9. BUSINESS SEGMENTS

The Company operates within four industry segments: EOR, Recruiting and Staffing, Direct Hire, and Video Production. The EOR segment provides media field talent to a host of large corporate customers in all 50 states. The Recruiting and Staffing segment provides skilled Media and IT field talent on a nationwide basis for customers in a myriad of industries. Direct Hire fulfils direct placement requests by MMG clients for a wide variety of posts, including administrative, media and IT professionals. The Video and Multimedia Production segment provides Script to Screen services for corporate, government and non-profit clients, globally.

The following table provides a reconciliation of revenue by reportable segment to consolidated results for the three months ended March 31, 2023, and 2022, respectively:

For the three months ended March 31:

	2023	2022
Revenue:
EOR	$4,273	$4,773
Recruiting and Staffing	765	923
Direct Hire	30	39
Video and Multimedia Production	131	48
Total	$5,199	$5,783

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 10, 2023, the date on which the unaudited condensed consolidated financial statements were available to be issued. Based upon this evaluation, management has determined that no material subsequent events have occurred that would require recognition in or disclosures in the accompanying unaudited condensed consolidated financial statements, except as follows:

On April 29, 2023, the Company received a check from the IRS for $1,203 covering its second quarter ERC claim which at the end of March 31, 2023, was posted as receivable (Item 1) for $1,226 including accrued interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This section includes several forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to future events and financial performance. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “can,” “could,” “should,” “intends,” “project,” “predict,” “plans,” “estimates,” “goal,” “target,” “possible,” “potential,” “would,” “seek,” and similar references to future periods. These statements are not a guarantee of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: the impact of the COVID-19 pandemic on us and our clients; our ability to access the capital markets by pursuing additional debt and equity financing to fund our business plan and expenses on terms acceptable to the Vivos Group or at all; negative outcome of pending and future claims and litigation and our ability to comply with our contractual covenants, including in respect of our debt; potential loss of clients and possible rejection of our business model and/or sales methods; weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers’ projects or the inability of our customers to pay our fees; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; and government policies, legislation or judicial decisions adverse to our businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. We recommend readers to carefully review the entirety of this Quarterly Report, the “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and the other reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

The following discussion and analysis of our financial condition and results of operations, our expectations regarding the future performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors including those described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, with the SEC. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with our financial statements and related notes thereto and other financial information included in this Quarterly Report on Form 10-Q.

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

There have been no material changes or developments in the Company’s evaluation of the accounting estimates and the underlying assumptions or methodologies that it believes to be Critical Accounting Policies and Estimates as disclosed in its Form 10-K for the year ended December 31, 2022.

Management’s Discussion included in the Form 10-K for the year ended December 31, 2022, includes discussion of various factors and items related to the Company’s results of operations and liquidity. There have been no other significant changes in most of the factors discussed in the Form 10-K and many of the items discussed in the Form 10-K are relevant to 2023 operations; thus, the reader of this report should read Management’s Discussion included in Form 10-K for the year ended December 31, 2022.

RESULTS OF OPERATIONS

Revenues

Revenues for the three months ended March 31, 2023, were $5,199 which was $584 or 10.1% less than for the same period in 2022 with revenue at $5,783. The EOR segment had the greatest negative impact, falling $500 to $2,273 from $4,773 in year over year quarterly revenue. One reason for the dip was that a year ago one client had a creative project that employed a significant number of freelance workers we provided. It was a project carried over from 2021 that ended in January 2022. Another reason was one client converted 7 of our employees from our payroll to theirs.

Recruiting and Staffing revenues dipped by $158 from $923 in the period ending March 31, 2022, to $765 comparatively in 2023, while Direct Hire revenues were off the first quarter pace set in 2022 by $9 landing on $30 versus $39 a year ago.

Video Production grew, however, delivering $131 in the first quarter 2023 versus $48 in the first quarter ending March 31, 2022, which was a $83 or 173% increase. It was the highest quarterly revenue total for Video Production since the quarter ending December 31, 2021, which this business segment then garnered $263 in revenue.

Cost of Revenue / Gross Profit

Gross profit for the three-month period ending March 31, 2023, was $711 representing 13.7% of revenues, which was $19 lower than the $730 in gross profit MMG earned in 2022’s first quarter when the gross margin was at 12.6%.

The catalyst for the 110-basis point quarter over quarter jump was EOR, as first quarter margins increased from 10.4% in 2022 to 11.9% in 2023. Otherwise, comparatively, first quarter 2023 to 2022: Direct Hire margins were at 77.1% as opposed to 89.6%, as recruiting resources were required for a longer term than a year ago; IT Staffing was 22.6% vs. 19.4% in 2022; Media Staffing at 19.7% vs. 22.9%; and Video Production at 18.7% vs. a negative margin due to a cost overrun a year ago.

EOR margins tend to be lower at the beginning of the year as variable costs such as federal and state unemployment taxes reset at the beginning of the year. EOR margins tend to increase throughout the year as these variable costs are exhausted throughout the year. In 2022 and early 2023 several EOR contracts were extended resulting in a slight improvement in margins and our customer mix continues to be more weighted to clients that have more favorable pricing terms than those that previously dominated sales.

General and Administrative (“G&A”)

General and administrative expenses for the three months ended March 31, 2023, were $933 compared to $1,305 in the same period in 2022, representing a $372 or 29% decrease. $309 of the $378 was a result in the reduction in arbitration related costs. Commercial legal dropped $21 as well. Employee salaries and benefits were comparatively down $135 as 2022 bonus accrual was $104 higher than approved for payment, loaded salaries (including benefits and taxes) were down $18 and commissions down $13 compared to a year ago. A savings of $17 was derived from our business insurance package as a new less costly D&O insurance policy with greater benefits was put into place. Conversely contract service cost increased by $50, Staff events by $26, staff development by $13 and recruiting software by $12.

We expect increases in payroll as certain roles have been contracted and sales and sales support had headcount changes in mid-March.

Interest Expense

The Company incurred $44 in interest charges for financing (factoring) its invoices in the first quarter 2023 compared with $29 in the same period a year ago, as the prime interest rate soared from 3.5% at the end of the first quarter 2022 to 8% by end of the first quarter 2023. Our interest rate is 2 points greater than prime, meaning comparatively our costs went from approximately 5.5% to 10%.

Other Income (Expense)

Other Income in the first quarter was under $1 compared with $3 in the first quarter 2022.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements are driven predominantly by EOR field talent payments, G&A salaries, public company costs, interest associated with factoring, and client accounts receivable receipts. Since receipts from client payments are on average 70 days behind payments to field talent, working capital requirements can be periodically challenged. We have a Factoring Facility with Gulf, whereas Gulf advances 93% of our eligible receivables at an advance rate of 15 basis points, an interest rate of prime plus 2%., and our prime floor rate at 4%. Our Days Outstanding (DSO) for the trailing 12 months ending March 31, 2023, is at 66 comparable to 61 DSO for the trailing twelve months ending March 31, 2022.

This is because 53% of our revenue is from clients that over the past 3 years began demanding 90-day terms. Delays in receipt of purchase orders also has had an adverse impact on DSO. Alternatively, we have had an increase over the past 12 months in client advances which now average approximately $260 a month vs. $60 prior in 2022.

When looking at A/R aging in relation to payments to due date, as of March 31, 2023, 74.9% of our $3,224 in total trade A/R was current and 91.4% was < 31 days aged, compared to 68.5% and 88.2% a year ago, respectively. Our > 60 days aged invoices represent $48 or 1.5% of our total A/R.

Our Federal and state tax liability is $5 compared to $688 a year ago, and $6 as of December 31, 2022.

Our primary sources of liquidity are cash generated from operations via accounts receivable and borrowings under our Factoring Facility with Gulf enabling access to the 7% unfactored portion. Because certain large clients have changed their payment practices announcing 60- and 90-day terms amounting to a unilateral extension to contractual terms by 30-60 days, we can be adversely impacted since Gulf does not provide credit if an account obligor pays more than 120 days after the invoice date.

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

Since we are an EOR with the majority of contracted talent paid as W-2 employees who are paid known amounts, but on inconsistent schedules; our cash inflows do not typically align with these required payments, resulting in temporary cash challenges, which is why we employ factoring.

Vivos Debtors as of March 31, 2023, had notes receivable totaling $5,327 including default on a $3,000 promissory note and on a $750 tax obligation in December 2019.

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

Over the past three years MMG received eligible forgiven PPP Loan totaling $5,216, ERC cash of $3,501 out of eligible $4,676, which has bolstered working capital enabling us to invest in software, build A/R reserves, and hire needed resources for operations. On April 29, 2023, we received a check from the IRS for $1,203 to pay for our second quarter 2021’s eligible ERC 941X submission.

Overall, these programs bolstered our working capital and enabled us to bring back employees and continue to serve our clients.

As of March 31, 2023, our working capital was $8,457, compared to $8,815 at the end of March 2022. This includes the $1,174 in ERC principal and additional interest received on April 28, 2023. Our adjusted working capital at the end of March 2023, excluding the notes receivable related to the Vivos Debtors totals $3,130 compared to 3,776 a year earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Risk Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the President and Chief Financial Officer concluded that the disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting, known to the Chief Executive Officer and Chief Financial Officer that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RELIABILITY INC.

OTHER INFORMATION

March 31, 2023

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

Item 1a. Risk Factors

In addition to the other information set forth in this Quarterly Report, shareholders should carefully consider the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

The litigation and arbitration are substantial and complex, and they have caused and could continue to cause us to incur significant costs, as well as distract our management over an extended period. The litigation and arbitration may continue to substantially disrupt our business and we cannot assure you that we will be able to resolve the litigation on terms favorable to us in any definitive time frame.

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

RELIABILITY INCORPORATED (Registrant)

May 15, 2023	/s/ Nick Tsahalis
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

