Form 10-Q
period 2023-06-30
RELIABILITY INC
filed 2023-08-14
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 300,000,000 shares of Common Stock, no par value, as of June 30, 2023.

RELIABILITY INCORPORATED

Quarterly Report on Form 10-Q

As of and For the Three and Six Months Ended June 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	June 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,860	227
Trade receivables, net of allowance for doubtful accounts	2,482	6,337
Retention credit receivable	10	1,219
Other receivables	14	-
Notes receivable from related parties	5,348	5,251
Prepaid expenses and other current assets	310	430
Total current assets	10,024	13,464
Property, plant and equipment, net	17	26
Total assets	$10,041	$13,490

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Factoring liability	$77	2,619
Accounts payable	294	698
Accrued expenses	321	339
Accrued payroll	932	981
Deferred revenue	176	176
Income taxes payable	5	6
Total current liabilities	1,805	4,819

Total liabilities	1,805	4,819
Commitment and contingencies (Note 6)
Subsequent events (Note 10)
SHAREHOLDERS’ EQUITY
Common stock, without par value, 300,000,000 shares authorized, 300,000,000 issued and outstanding as of June 30, 2023 and as of December 31, 2022
Additional paid-in capital	750	750
Retained earnings	7,486	7,921
Total shareholders’ equity	8,236	8,671

Total liabilities and shareholders’ equity	$10,041	$13,490

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Three Months Ended June 30,
	2023	2022
Revenue earned
Service revenue	$5,452	6,481
Cost of revenue
Cost of revenue	4,712	5,594
Gross profit	740	887
Selling, general, and administrative expenses	911	1,097
Operating loss	(171)	(210)
Other income (expense)
Interest income from related parties	66	55
Interest income	6	-
Interest expense	(22)	(36)
Other income (expense)	(119)	1
Loss before income tax expense	(240)	(190)
Income tax expense	-	(24)
Consolidated net loss	$(240)	(214)
Net loss per share:
Basic	$0.00	0.00
Diluted	$0.00	0.00

Share used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Six Months Ended June 30,
	2023	2022
Revenue earned
Service revenue	$10,651	$12,264
Cost of revenue
Cost of revenue	9,200	10,648
Gross profit	1,451	1,616
Selling, general, and administrative expenses	1,844	2,402
Operating loss	(393)	(786)
Other income (expense)
Interest income from related parties	131	109
Interest income	14	-
Interest expense	(65)	(66)
Other income (expense)	(119)	-
Loss before income tax expense	(432)	(743)
Income tax expense	(3)	(25)
Consolidated net loss	$(435)	(768)
Net loss per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Shares used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

For the Six Months Ended June 30, 2023 and 2022

(amounts in thousands, except per share data)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total Equity
Balance, December 31, 2021	300,000,000	$-	$750	$8,660	$9,410
Net Loss	-	-	-	(768)	(768)
Balance, June 30, 2022	300,000,000	$-	$750	$7,892	$8,642

Balance, December 31, 2022	300,000,000	$-	$750	$7,921	$8,671
Net Loss	-	-	-	(435)	(435)
Balance, June 30, 2023	300,000,000	$-	$750	$7,486	8,236

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(435)	(768)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10	17
Accrued interest	(131)	(109)
Changes in operating assets and liabilities:		-
Trade receivables	3,856	906
Retention credit receivable	1,209	-
Other receivable	(14)	-
Prepaid expenses and other current assets	119	(24)
Accounts payable	(403)	(717)
Accrued payroll	(50)	(474)
Accrued expenses	(19)	(61)
Deferred revenue	-	(1)
Other liabilities	-	(1)
Income taxes payable	(1)	(425)
Net cash provided by (used in) operating activities	$4,141	$(1,657)
Cash flows from investing activities:
Purchase of fixed assets	-	(2)
Net cash used in investing activities	$-	$(2)
Cash flows from financing activities:
Net borrowing/(repayment) of line-of-credit	(2,542)	1,779
Advances to related parties	34	-
Net cash provided by (used in) financing activities	$(2,508)	$1,779
Net increase in cash and cash equivalents	1,633	120
Cash and cash equivalents, beginning of year	227	24
Cash and cash equivalents, end of year	$1,860	$144

The accompanying notes are an integral part of these statements.

7

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(amounts in thousands)

	For the Six Months Ended June 30,
Supplemental disclosures of cash flow information:	2023	2022
Cash paid during the year for:
Interest	$65	66
Income taxes	$4	733

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(amounts in thousands, except per share data)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Reliability, Inc. is a leading provider of employer workforce management solutions that operates, along with its wholly-owned subsidiary, The Maslow Media Group, Inc (“MMG”), (collectively, “Reliability” or the “Company”), primarily within the United States of America in four industry segments: Employer of Record (“EOR”), Recruiting and Staffing, Direct Placements, and Video and Multimedia Production Services, which provides script to screen media talent. Our Staffing segment provides skilled field talent on a nationwide basis for Media, IT, and finance and accounting client partner projects. Video Production involves assembling and providing staff and/or crews with equipment for live or taped programming. This service can be provided within client facilities or on location across the globe and cover pre-production planning to post-production services.

Reliability was incorporated under the laws of the State of Texas in 1953, but the then principal business of the Company started in 1971 was closed down in 2007. The Company completed a reverse merger with MMG (the “Merger”) on October 29, 2019.

Company Background

Linda Maslow founded Maslow Group initially in 1988 and incorporated the firm under the name the Maslow Media Group Inc. (“MMG”) in March 1992.

On November 9, 2016, MMG was sold to Vivos Holdings, LLC (“Vivos Holdings”), owned by Dr. Naveen Doki (“Dr. Doki”) and Silvija Valleru (“Ms. Valleru”).

In 2018, Vivos Holdings and several other Vivos companies engaged an investment banker who approached management of Reliability to discuss a potential reverse merger transaction. The other investors who collaborated on a share swap of MMG for other Vivos companies were Shirisha Janumpally (“Mrs. Janumpally”), wife of Dr. Doki, and Kalyan Pathuri (“Mr. Pathuri”), husband of Silvija Valleru.

These individuals included but were not limited to Dr. Doki, Mrs. Janumpally, Mr. Pathuri, Mrs. Valleru. Igly Trust and Judos Trust also have common ownership combinations in a number of other entities [Vivos Holdings, LLC, Vivos Real Estate Holdings, LLC (“VREH”), Vivos Holdings, Inc., Vivos Group, Vivos Acquisitions, LLC, and Federal Systems, LLC], (collectively referred to herein as “Vivos Group”).

The reverse merger was consummated on October 29, 2019. As a result of the Merger, the Vivos Group (Vivos Holdings LLC, officially) acquired approximately 84% of the issued and outstanding shares of Reliability which were distributed by Vivos Holdings, LLC.

On October 29, 2019, MMG became a wholly-owned subsidiary of Reliability by merging R-M Merger Sub, Inc., a Virginia corporation and a wholly-owned subsidiary of Reliability, with and into Maslow, with MMG being the surviving corporation.

The Company ceased to be a “shell” company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) by virtue of its ownership of MMG following the Merger. The acquisition of MMG also resulted in a “change in control” of Reliability.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(amounts in thousands, except per share data)

Upon purchasing MMG and thereafter, the “Vivos Group”) began borrowing monies from MMG starting with $1,400 in 2016 and by the end of 2019 the balance had reached $3,418, which included a $3,000 guarantee from Dr. Naveen Doki. (See Note 8 for more details).

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(amounts in thousands, except per share data)

On May 17, 2023, the Arbitrator issued an Amended and Supplemental Arbitration Award (the “Amended Award”) which included the following:

●	the Arbitrator will appoint a rehabilitative receiver under Maryland law in a Supplemental Award Appointing Rehabilitative Receiver;
●	an award in favor of MMG and against VREH under Note II in the amount of $835,156 as of June 30, 2022, with interest thereafter at the rate of 5.5% per year; and
●	because the loss sustained by Reliability, Inc. in fraud damages (Award 6) is the same as the loss sustained by Reliability, Inc.’s wholly-owned subsidiary, Maslow Media Group, Inc., in the nonpayment of Notes I, II, and the Personal Guaranty (Awards 1, 2, and 4), there can be only one recovery.

On May 31, 2023, the Arbitrator appointed a Rehabilitative Receiver in the above case, an assignment which the appointee accepted. We now await the Supplemental Order Appointing the Rehabilitative Receiver.

On June 16, 2023, we learned that the principal amount due on 22 Baltimore Road had been satisfied via sale and thus the Fairfax, Virginia court released the VREH confessed judgement; meaning MMG was no longer listed as a guarantor.

On July 21, 2023, MMG filed a petition for attorneys’ fees, as requested by the Arbitrator. The Arbitrator set the following remaining schedule for submitting petitions for attorneys’ fees: Vivos Holdings, LLC response on August 21, 2023 and our reply on September 6, 2023.

Upon a final resolution as to the underlying ownership and rights of certain shareholders, the Company intends to hold an annual meeting of shareholders within a reasonable time thereafter.

As of June 30, 2023, the Vivos Debtor (“Vivos Debtor”) balance was $5,348. The arbitration award covering all bulleted items above currently totals $6,348 independent of legal fees, interest, and other fees (see Note 2 below). This amount represents a reduction in earlier estimates as a result of the clarifications issued by the Arbitrator in the Amended Award on May 17, 2023.

Basis of presentation

The unaudited condensed consolidated interim financial statements include the accounts of the Company and all wholly-owned divisions, including its 100%-owned subsidiary, MMG. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC, and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented herein are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

Concentration of Credit Risk

For the six months ended June 30, 2023, 24.5% of revenue came from one customer, and 13.6% from a second customer. Combined, this totals 38.1% of revenue. Last year, these two customers plus a third, accounted for 48.6% of revenue for the same period ended June 30, 2022. This year, the top five customers accounted for 60.6% of revenue versus a year ago, when the top five landed on 63.5%. No other client has exceeded 10% of revenues for the six months ended June 30, 2023 or 2022.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(amounts in thousands, except per share data)

NOTE 2. MANAGEMENT’S PLAN

Although the Company continues to experience net operating losses, management believes it has the ability to continue as a going concern and meet its financial obligation as they become due in 2023 and beyond. The factors impacting this view include, but are not limited to, the following:

●	cash flow forecasts showing sufficient cash and working capital for at least 12 months from July 23, 2023;
●	the prospect of receiving the amounts awarded in the arbitration hearing in 2023, which include the $5,348 in notes receivable from related parties, plus awards for fraud, totaling $1,000 for contract damages, and additional interest, and legal fees, after the supplemental award is finalized;
●	the reduction in legal fees associated with Vivos Matter year to date at $460 plus future savings compared to a year ago;
●	new sales plan implementation by our recently hired Vice President of Sales who has experience and success in managing contingent and direct hire staffing organizations; and
●	the Company has additional availability to use its factoring line to extend borrowings of up to 93% of unfactored invoices, which as of August 1, 2023, could be converted to approximately $2,347 in cash.

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

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable can be broken down as follows:

	June 30, 2023	December 31, 2022

Accounts receivable, unfactored	$1,549	3,131
Unbilled receivables	851	587
Accounts receivable, factored	82	2,619
Total Accounts Receivable	2,482	6,337

NOTE 5. DEBT

Tax Liabilities

As of June 30, 2023, the Company’s overall tax liability was $5 compared to $6 on December 31, 2022.

Factoring Facility

The Company is in a factoring and security agreement with Gulf Coast Bank and Trust (“Gulf”), which enables the Company to receive advances on its accounts receivable (i.e., invoices) through Gulf to fund growth and operations. The proceeds of this agreement are most frequently used to pay operating costs of the business, which include employee salaries, vendor payments, and overhead expenses.

Our arrangement calls for interest at prime plus 2% and includes an advance rate of 18 basis points. The amount of an invoice eligible for sale to Gulf is 93%. This agreement is month-to-month. The Company continues to be obligated to meet certain financial covenants in respect to invoicing and reserve account balance.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(amounts in thousands, except per share data)

In accordance with the agreement, a reserve amount is required for the total unpaid balance of all purchased accounts multiplied by a percentage equal to the difference between one hundred percent and the advanced rate percentage. As of August 1, 2023, the required amount was 10%. Any excess of the reserve amount is paid to the Company as requested. If a reserve shortfall exists for a period of ten days, the Company is required to make payment to Gulf for the shortage.

Accounts receivables were sold with full recourse. Proceeds from the sale of receivables were $681 for the three-month period ending June 30, 2023, compared to $4,149 for the same period ending on June 30, 2022, and $3,297 compared to $6,960 for the six months ended June 30, 2023 and 2022. The total outstanding balance under the recourse contract was $82 on June 30, 2023, compared to $2,619 as of December 31, 2022 and $2,725 on June 30, 2022.

The factoring facility is collateralized by substantially all the assets of the Company. In the event of a default, the Factor may demand that the Company repurchase the receivable or debit the reserve account. Total finance line fees for the six months ended June 30, 2023 and 2022 totaled $44 and $29, respectively.

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

Maslow challenged this obligation and included the lack of disclosure in its arbitration complaint. This matter was finally resolved on June 16, 2023 with the sale of the building by VREH, which relieved MMG of any further obligation in regard to the building’s mortgage.

In September 2022, MMG learned that Vivos IT, LLC filed a lawsuit against Second Wind Consultants (“SWC”) in May 2019 included MMG as a plaintiff. The lawsuit included claims of fraud in inducement and unjust enrichment against SWC. The five parties suing SWC, included Vivos LLC, The Maslow Media Group, Suresh Venkat Doki, Naveen Doki, and Silvija Valleru. The lawsuit related to a debt restructuring services agreement secured by Suresh Doki, Naveen Doki and Silvija Valleru to assist the following then owned Vivos entities: Maslow Media Group, Inc., Health Care Resources Network, Inc., Mettler & Michael, Inc., 360 IT Professionals, Inc., and US IT Solutions, Inc. SWC countersued all plaintiffs on September 30, 2019, seeking to collect the balance of $402,500 not paid by the Vivos Group. These suits were not disclosed to Maslow management or to Reliability before the Merger closed on October 29, 2019. MMG continues to weigh its legal options. The Company filed a motion in January 2023 to include all original parties to the SWC Agreement. The court has not yet issued its ruling on the motion filed.

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

June 30, 2023

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

As of June 30, 2023 and December 31, 2022, the receivable totaled $5,348 and $5,251, respectively. This is not inclusive of the additional amounts awarded in the arbitration.

Notes Receivable

The Company has notes receivable from Vivos Holdings, LLC and VREH, a member of Vivos Group, both related party affiliates due to their ownership percentage in the Company. Per Code of Virginia the legal rate of interest shall be implied when there is an obligation to pay interest and no express contract to pay interest at a specified rate. However, it was determined in 2021 that the two notes had clauses capping the default interest at 4.5% and 5.5%, respectively. The rate adjustment for the periods allowed was made using the eligible agreement rates.

In connection with the Vivos/MMG Purchase Agreement, on November 15, 2016, MMG executed a promissory note receivable with Vivos Holdings, LLC in the amount of $1,400. As defined by the Vivos/MMG Purchase Agreement, the loan consisted of two periods, whereby in the first period no principal or interest payments were required. During the second loan period, interest was supposed to have been paid in 20 equal consecutive payments, quarterly. Principal plus any unpaid interest is due September 20, 2023. As of June 30, 2023, the total outstanding balance was $3,647, which includes accrued interest receivable of $63 for the period.

On November 15, 2017, MMG executed an intercompany promissory note receivable with VREH in the amount of $772. There were two loan periods defined. During the first loan period, interest accrued monthly and a new loan amount of $781 was subject to a second loan period. As of June 30, 2023, the total outstanding balance was $881, which includes accrued interest receivable of $24 for the period.

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

Between November 2016 and June 30, 2023, the Vivos Group borrowed an additional $2,547, included in the note receivable, totaling $3,647.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(amounts in thousands, except per share data)

On September 5, 2019, MMG entered into a Secured Promissory Note agreement with Vivos, pursuant to which MMG issued a secured promissory note to the Vivos Group in the principal amount of $750. The note bears interest at 2.5% per year and requires the Vivos Group to make monthly payments to MMG of $10 beginning December 1, 2019, with balance due and payable on November 1, 2026. Upon an event of default, MMG has the right to declare the entire unpaid balance of the note due and payable. The note was secured by 30,000,000 shares of Company Common Stock, was due and payable upon a default by Vivos. In addition, both Naveen Doki and Silvija Valleru personally guaranteed the repayment of the note by the Vivos Group. Naveen Doki and Silvija Valleru were beneficial owners of Vivos and are also 5% or greater beneficial owners of Company Common Stock, which is qualified by the Merger Arbitration complaint. As of June 30, 2023, the total outstanding balance was $820, which includes 2023 interest of $10.

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

The term “warrant” herein refers to warrants issued by MMG and assumed by the Company as a result of the Merger. The terms of all warrants are the same other than as to the number of shares covered thereby. The warrant may be exercised at any time or from time to time during the period commencing at 10:00 a.m. Eastern time on first business day following the completion of the Qualified Financing (as defined below) and expiring at 5:00 p.m. Eastern time on the fifth annual anniversary thereof (the “Exercise Period”). For purposes herein, a “Qualified Financing” means the issuance by the Company, other than certain excluded issuances of shares of Common Stock, in one transaction or series of related transactions, which transaction(s) result in aggregate gross proceeds actually received by the Company of at least $5,000. The exercise price per full share of the Company common stock shall be 120% of the average sale price of the Company common stock across all transactions constituting a part of the Qualified Financing, with equitable adjustments being made for any splits, combinations or dividends relating to the Company common stock, or combinations, recapitalization, reclassifications, extraordinary distributions and similar events, that occur following one transaction constituting a part of the Qualified Financing and prior to one or more other transactions constituting a part of the Qualified Financing (the “Exercise Price”). Convertible note warrants were not valued and included as liability on the balance sheet because of uncertainty around their pricing, value, and low probability at this juncture in receiving the $5,000 trigger.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(amounts in thousands, except per share data)

NOTE 9. BUSINESS SEGMENTS

The Company operates within four industry segments: EOR, Recruiting and Staffing, Direct Hire, and Video Production. The EOR segment provides media field talent to a host of large corporate customers in all 50 states. The Recruiting and Staffing segment provides skilled Media, IT, accounting and finance, human resources (HR) and general administrative talent on a nationwide basis for customers in a myriad of industries. Direct Hire fulfils direct placement requests by MMG clients for a wide variety of posts, including administrative, media, and IT professionals. The Video and Multimedia Production segment provides script-to-screen services for corporate, government, and non-profit clients, globally.

The following table provides a reconciliation of revenue by reportable segment to consolidated results for the three months ended June 30, 2023 and 2022, respectively:

	2023	2022
Revenue:
EOR	$4,499	5,515
Recruiting and Staffing	863	898
Direct Hire	22	-
Video and Multimedia Production	68	68
Total	$5,452	6,481

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 14, 2023, the date on which the unaudited condensed consolidated financial statements were available to be issued. Based upon this evaluation, management has determined that no material subsequent events have occurred that would require recognition in or disclosures in the accompanying unaudited condensed consolidated financial statements, except as follows:

On July 21, 2023, MMG filed a petition for attorneys’ fees, as requested by the Arbitrator. The Arbitrator set the following remaining schedule for submitting petitions for attorneys’ fees: Vivos Holdings, LLC response on August 21, 2023 and our reply on September 6, 2023.

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

RESULTS OF OPERATIONS

Revenues

Revenues for the three months ended June 30, 2023 were $5,452, which was $1,029 or 15.9% less than for the same period in 2022 with revenue at $6,481. 18.4% or $1,017 of the drop can be attributed to the EOR business segment as second quarter revenues dropped to $4,499 from $5,516. The primary reasons for the EOR second-quarter downturn were that one large client converted more than ten of our employees from our payroll to theirs, another client has had declines in programming.

Recruiting and Staffing revenues dipped by $35 from $898 in the period ending June 30, 2022 to $863 comparatively in 2023, while Direct Hire revenues were up $22 in the quarter ending June 30, 2023 to the comparable period a year ago when that business segment did not complete any placements. Media Staffing would have increased revenues if not for the loss of a client for which we acted as a subcontractor (explained below in Gross Profit section).

Video Production produced the same revenue, $68 in the second quarter 2023, that it did a year ago in in the second quarter ending June 30, 2022.

For the six-month period ending June 30, 2023, revenues at $10,651 in 2023 are $1,613 or 13.2% off of 2022’s $12,264 performance. The paradigm is the same as in the second quarter in that $1,344 of the $1,613 decline or 83% was based on the lower revenue performance of the same three aforementioned clients.

Cost of Revenue / Gross Profit

Gross profit for the three-month period ending June 30, 2023 was $740 representing 13.6% of revenues, which was $147 lower than the $887 in gross profit MMG earned in 2022’s second quarter when the gross margin was at 13.7%.

The slight margin dip can be attributed to a resource that we added last year in the third quarter to support a client directly and the other the loss of a client with whom we acted in a subcontractor capacity. The client failed to win a renewal bid by the end customer. This had a 20-basis impact on the overall gross profit margin in the second quarter 2023.

Year to date through June 30, 2023, our gross profit margins exceed those of 2022 over the same period 13.6% to 13.2%. The catalyst of the gross margin percentage improvement is EOR - up close to 1% at 12.1%.

EOR margins tend to be lower at the beginning of the year as variable costs, such as federal and state unemployment taxes, reset at the beginning of the year. EOR margins tend to increase throughout the year as these variable costs are exhausted. In late 2022 and early 2023, several EOR contracts were extended, resulting in a slight improvement in margins. Overall, our customer mix continues to be more weighted to clients that have more favorable pricing terms than those that previously dominated sales.

General and Administrative (“G&A”)

General and administrative expenses for the three months ended June 30, 2023 were $911 compared to $1,097 in the same period in 2022, representing a $186 or 17% decrease. $139 of the $186 is from the reduction in arbitration related costs, while employee salaries and benefits were comparatively down $36 as commissions were cut by $22, and business insurance costs trimmed by $10 when comparing the second quarter 2023 to 2022.

In the six months ended June 30, 2023, SG&A costs of $1,844 were $558 (23.2%) lower than they were in the same period in 2022 when they landed on $2,402. A savings of $460 was derived as a result of the reduction in arbitration related costs. Other major favorable variances were loaded wages $165, with $135 coming from a lower bonus accrual and offset of over accrued 2022 bonuses, and $27 derived from our business insurance package. Conversely, there were cost increases of $75 for a combination of contract services and marketing costs, $36 for staff events and development, when comparing the period ending June 30, 2023 with the same period in 2022.

We expect increases in payroll as certain roles have been contracted and sales and sales support continue to evolve.

Interest Expense

The Company incurred $22 in interest charges for financing and factoring its invoices in the second quarter 2023 compared with $36 in the same period a year ago, as average borrowing was at $605 for the quarter as compared with $2,500 in 2022. Buyer Initiated Payment Agreement (“BIP”) with American Express (“Amex”) interest totaled approximately $16.

Other Income (Expense)

Other Income/Expense in the second quarter was ($119) compared with $0 in the second quarter 2022. Other expenses were split as approximately half was to cover legal fees for the Second Wind matter (see Note 6 above) and half to address another non-operating related legal matter.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements are driven predominantly by EOR field talent payments, G&A salaries, public company costs, interest associated with factoring, and client accounts receivable receipts. Since receipts from client payments are on average 70 days behind payments to field talent, working capital requirements can be periodically challenged. We have a Factoring Facility with Gulf, whereas Gulf advances 93% of our eligible receivables at an advance rate of 15 basis points, an interest rate of prime plus 2%., and our prime floor rate at 4%. Our Days Outstanding (DSO) for the trailing 12 months ending June 30, 2023 is at 57 comparable to 64 DSO for the trailing twelve months ending March 31, 2022.

Our 12-month DSO has averaged 64 since January 2020 as some of our largest clients have 60 to 90-day terms. Delays in receipt of purchase orders also has had an adverse impact on DSO. However, in April 2023, we entered into a BIP with Amex which enables MMG to be advanced 100% of purchase order approved invoices minus a flat interest rate percentage that is based on that day’s submitted invoice volume. The greater the volume the lower the interest rate charged. This has a profound impact on DSO as this arrangement enables bank debits and credits to A/R as opposed to credits to factoring short term debt with impact to A/R only once the client pays the invoice.

The BIP program has also lowered our cost of capital in that our effective APR for the period ending June 30, 2023 was 5.9% versus the 10.33% Gulf charges on annualized basis.

Alternatively, we have had an increase over the past 12 months in client advances which averaged approximately $211 a month.

When looking at A/R aging in relation to payments to due date, as of June 30, 2023, 89.2% of our $1,631 in total trade A/R was current and 99% was < 31 days aged, compared to 64.1% and 77.6% a year ago, respectively. Our > 60 days aged invoices represent $16 or 1% of our total A/R. This improvement mostly can be attributed to our use of the Amex BIP program as described above.

Our federal and state tax liability is $5 compared to $6 as of December 31, 2022.

Our primary sources of liquidity are cash generated from operations via accounts receivable and borrowings under our BIP agreement with Amex and our Factoring Facility with Gulf enabling access to the 7% unfactored portion. The BIP agreement enables MMG to accelerate cash on accounts with 90-day terms.

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

Since we are an Employer of Record with the majority of contracted talent paid as W-2 employees who are paid known amounts, but on inconsistent schedules; our cash inflows do not typically align with these required payments, resulting in temporary cash challenges, which is why we employ factoring.

Vivos Debtors as of June 30, 2023 had notes receivable totaling $5,348, including default on a $3,000 promissory note and on a $750 tax obligation in December 2019.

It was also anticipated that following the Merger, the Company would both access the capital markets by selling additional shares of Company Common Stock and use shares of Company Common Stock as currency to acquire other business revenues. However, all 300 million authorized shares of Company Common Stock were issued in connection with the Merger. No shares are expected to become available to the Company until the legal dispute with the Vivos Debtors and Vivos Group is resolved. At that point, the Board and/or the shareholders can decide whether to amend the Company’s Certificate of Formation to increase the number of authorized shares of Company Common Stock or approve a reverse-split of the outstanding shares of Company Common Stock to provide additional shares for these purposes. Under the Arbitration Award, it is possible that shares may be returned to treasury which may give the Board greater flexibility in selling shares or using shares to acquire other businesses. No timetable has been set as to when any of these events might take place.

Over the past three years MMG received eligible forgiven PPP Loan totaling $5,216, ERC cash of $4,676, which has bolstered working capital enabling us to invest in software and hire needed resources for operations. On April 29, 2023, we received our final ERC check from the IRS for $1,203 which was for our second quarter 2021’s eligible ERC 941X submission and eligible interest.

Overall, these programs bolstered our working capital and enabled us to bring back employees and continue to serve our clients.

As of June 30, 2023, our working capital was $8,220, compared to $8,645 at the end of December 2022. Our adjusted working capital at the end of June 2023, excluding the notes receivable related to the Vivos Debtors totals $2,871 compared to 3,394 at the end of 2022.

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

RELIABILITY INC.

OTHER INFORMATION

June 30, 2023

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On or about February 25, 2020, the Company, as plaintiff, filed a complaint with the Circuit Court of Montgomery County, Maryland against Vivos Holdings, LLC, Vivos Real Estate Holdings, LLC, and Dr. Doki, to enforce Maslow’s rights under certain promissory notes and a personal guarantee made by the defendants.

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

On August 24, 2022, the Company filed a motion to stay the VREH Bankruptcy filing to allow the Arbitrator to rule on the claims against VREH. The motion to lift the stay was granted by the court on September 16, 2022 after the initial award by the Arbitrator.

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

On May 17, 2023, the Arbitrator issued an Amended and Supplemental Arbitration Award (the “Amended Award”) in which included the following:

●	the arbitrator will appoint a rehabilitative receiver under Maryland law in a Supplemental Award Appointing Rehabilitative Receiver;
●	an award in favor of MMG and against VREH under Note II in the amount of $835,156 as of June 30, 2022, with interest thereafter at the rate of 5.5% per year; and
●	because the loss sustained by Reliability, Inc. in fraud damages (Award 6) is the same as the loss sustained by Reliability, Inc.’s wholly-owned subsidiary, Maslow Media Group, Inc., in the nonpayment of Notes I, II, and the Personal Guaranty (Awards 1, 2, and 4), there can be only one recovery.

On May 31, 2023, the arbitrator appointed a Rehabilitative Receiver in the above case, an assignment which the appointee accepted. We now await the Supplemental Order Appointing the Rehabilitative Receiver.

On June 16, 2023, we learned that the principal amount due on 22 Baltimore Road had been satisfied via sale and thus the Fairfax, Virginia court released the VREH confessed judgement; meaning MMG no longer was no longer listed as a guarantor.

On July 21, 2023, MMG filed a petition for attorney’s fees, as requested by the arbitrator. The arbitrator set the following remaining schedule for submitting petitions for attorney’s fees: Vivos Holdings LLC response on August 21, 2023 and our reply on September 6, 2023.

The following legal proceedings where Vivos Group borrowings impact MMG:

In September 2022, MMG learned that Vivos IT, LLC lawsuit against Second Wind Consultants (“SWC”) in May 2019 included MMG as a plaintiff. The lawsuit brought claims of Fraud in the inducement, unjust enrichment and other monetary claims against SWC. The 5 parties suing SWC, included Vivos IT, LLC, Maslow Media Group, Suresh Venkat Doki, Naveen Doki and Silvija Valleru The lawsuit related to a debt restructuring services agreement secured by Suresh Doki, Naveen Doki, and Silvija Valleru to assist the following then owned Vivos entities: Maslow Media Group, Inc., Health Care Resources Network, Inc., Mettler & Michael, Inc., 360 IT Professionals, Inc. and US IT Solutions, Inc., SWC countersued all plaintiffs on September 30, 2019 seeking to collect the balance of $403 not paid by the Vivos Group. This was not disclosed to Maslow Management or to Reliability before the Merger closed on October 29, 2019.

Maslow has retained Counsel and has filed a motion to include all original parties to the SWC agreement, as two of the original parties were not in the original filings (HCRN & Media Solutions). Counsel for SWC requested an extension to the deadline to respond to this motion but has failed to respond before the extension deadline received. The motion is currently being considered by the court. To date MMG has spent $59 on legal fees related to this matter.

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

The litigation and arbitration are substantial and complex, and they have caused and could continue to cause us to incur significant costs, as well as distract our management over an extended period. The arbitration process may continue to substantially disrupt our business and we cannot assure you that we will be able to resolve the litigation on terms favorable to us in any definitive time frame.

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

RELIABILITY INCORPORATED
(Registrant)

August 14, 2023	/s/ Nick Tsahalis
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

