Form 10-Q
period 2023-09-30
RELIABILITY INC
filed 2023-11-14
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 300,000,000 shares of Common Stock, no par value, as of September 30, 2023.

RELIABILITY INCORPORATED

Quarterly Report on Form 10-Q

As of and For the Three and Nine Months Ended September 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	September 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$751	227
Trade receivables, net of allowance for doubtful accounts	3,094	6,337
Retention credit receivable	10	1,219
Notes receivable from related parties	5,417	5,251
Prepaid expenses and other current assets	358	430
Total current assets	9,630	13,464
Property, plant, and equipment, net	16	26
Other intangible assets	3	-
Total assets	$9,649	13,490

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Factoring liability	$-	2,619
Accounts payable	414	698
Accrued expenses	318	339
Accrued payroll	677	981
Deferred revenue	176	176
Income taxes payable	5	6
Total current liabilities	1,590	4,819

Total liabilities	1,590	4,819
Commitment and contingencies (Note 6)
Subsequent events (Note 10)
SHAREHOLDERS’ EQUITY
Common stock, without par value, 300,000,000 shares authorized, 300,000,000 issued and outstanding as of September 30, 2023 and as of December 31, 2022
Additional paid-in capital	750	750
Retained earnings	7,309	7,921
Total shareholders’ equity	8,059	8,671

Total liabilities and shareholders’ equity	$9,649	13,490

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Three Months Ended September 30,
	2023	2022
Revenue earned
Service revenue	$5,341	6,464
Cost of revenue
Cost of revenue	4,569	5,573
Gross profit	772	891
Selling, general, and administrative expenses	998	941
Operating loss	(226)	(50)
Other income (expense)
Interest income from related parties	68	23
Interest income	7	63
Interest expense	(12)	(46)
Other income (expense)	(13)	210
Income (loss) before income tax expense	(176)	200
Income tax expense	-	(91)
Consolidated net income (loss)	$(176)	109
Net loss per share:
Basic	$0.00	0.00
Diluted	$0.00	0.00

Share used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Nine Months Ended September 30,
	2023	2022
Revenue earned
Service revenue	$15,992	18,729
Cost of revenue
Cost of revenue	13,769	16,222
Gross profit	2,223	2,507
Selling, general, and administrative expenses	2,843	3,343
Operating loss	(620)	(836)
Other income (expense)
Interest income from related parties	200	196
Interest income	21	-
Interest expense	(77)	(111)
Other income (expense)	(133)	210
Loss before income tax expense	(609)	(541)
Income tax expense	(3)	(117)
Consolidated net loss	$(612)	(658)
Net loss per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Shares used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGE IN EQUITY

For the Nine months Ended September 30, 2023 and 2022

(amounts in thousands, except per share data)

			Additional
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2021	300,000,000	$-	$750	$8,660	$9,410
Net Loss	-	-	-	(658)	(658)
Balance, September 30, 2022	300,000,000	$-	$750	$8,002	$8,752

Balance, December 31, 2022	300,000,000	$-	$750	$7,921	$8,671
Net Loss	-	-	-	(612)	(612)
Balance, September 30, 2023	300,000,000	$-	$750	$7,309	$8,059

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(612)	(658)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14	23
Accrued interest	(165)	(172)
Changes in operating assets and liabilities:
Trade receivables	3,243	2,634
Retention credit receivable	1,195	-
Other receivable	14	-
Prepaid expenses and other current assets	72	(35)
Accounts payable	(284)	(828)
Accrued payroll	(304)	(627)
Accrued expenses	(21)	(59)
Other liabilities	-	(1)
Income taxes payable	(1)	(241)
Net cash provided by operating activities	$3,151	36
Cash flows from investing activities:
Purchase of fixed assets	(8)	(1)
Net cash used in investing activities	$(8)	(1)
Cash flows from financing activities:
Net borrowing/(repayment) of line-of-credit	(2,619)	1,068
Net cash provided by (used in) financing activities	$(2,619)	1,068
Net increase in cash and cash equivalents	524	1,103
Cash and cash equivalents, beginning of year	227	24
Cash and cash equivalents, end of year	$751	1,127

The accompanying notes are an integral part of these statements.

7

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(amounts in thousands)

	For the Nine Months Ended September 30,
Supplemental disclosures of cash flow information:	2023	2022
Cash paid during the year for:
Interest	$77	111
Income taxes	$5	735

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(amounts in thousands, except per share data)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Reliability, Inc. is a leading provider of employer workforce management solutions that operates, along with its wholly owned subsidiary, The Maslow Media Group, Inc (“MMG”), (collectively, “Reliability” or the “Company”), primarily within the United States of America in four industry segments: Employer of Record (“EOR”), Recruiting and Staffing, Direct Placements, and Video and Multimedia Production Services, which provides script to screen media talent. Our Staffing segment provides skilled field talent on a nationwide basis for Media, IT, and finance and accounting client partner projects. Video Production involves assembling and providing staff and/or crews with equipment for live or taped programming. This service can be provided within client facilities or on location across the globe and cover pre-production planning to post-production services.

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

These individuals included, but were not limited to, Dr. Doki, Mrs. Janumpally, Mr. Pathuri, Mrs. Valleru, Igly Trust, and Judos Trust also have common ownership combinations in a number of other entities (Vivos Holdings, LLC; Vivos Real Estate Holdings, LLC (“VREH”); Vivos Holdings, Inc.; Vivos Group; Vivos Acquisitions, LLC; and Federal Systems, LLC, (collectively referred to herein as “Vivos Group”)).

The reverse merger was consummated on October 29, 2019. As a result of the Merger, the Vivos Group (Vivos Holdings LLC, officially) acquired approximately 84% of the issued and outstanding shares of Reliability, which were distributed by Vivos Holdings, LLC.

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

September 30, 2023

(amounts in thousands, except per share data)

Upon purchasing MMG and thereafter, the Vivos Group began borrowing monies from MMG starting with $1,400 in 2016, and by the end of 2019, the balance had reached $3,418, which included a $3,000 guarantee from Dr. Naveen Doki. (See Note 8 for more details).

The attempted collection of the guarantee and debt from the Vivos Group set off a chain of legal events culminating in an arbitration hearing and award in 2022. (See below and Item 1 for complete summary). We refer below to the disputes between Reliability and the Vivos Group as the “Vivos Matter.”

A series of legal actions and hearings took place starting in March 2020 through September 2021. At that time, arbitration was agreed to by both the Vivos Group and MMG. The proceedings began in February 2022 and were completed in March 2022.

On August 31, 2022, the Arbitrator issued an award (the “Award”) with the Company prevailing on their claims. The Company was awarded the following:

●	an award in favor of MMG against Vivos Holdings, LLC under Note I (as defined in the Award) in the amount of $3,458, with interest thereon from September 30, 2022 at the rate of 4.5% per year;
●	no award as to Note II (as defined in the Award) until and at such time as the automatic stay imposed by the United States Bankruptcy Court as a result of the filing of a petition in bankruptcy by VREH is lifted or the bankruptcy proceeding is terminated;
●	an award in favor of MMG against Vivos Holdings, LLC under Note III (as defined in the Award) in the amount of $800, with interest thereon from September 30, 2022 at the rate of 2.5% per year, plus collection costs, including reasonable attorneys’ fees, incurred in the effort to collect Note III;
●	an award in favor of MMG against Dr. Doki under the Personal Guaranty (as defined in the Award) in the amount of $2,309, plus interest thereon at the rate of 6% per year from the date of the Award;
●	an award in favor of the Company against Dr. Doki, Mrs. Valleru, Mrs. Janumpally, individually and as Trustee of Judos Trust, and Mr. Pathuri, as Trustee of Igly Trust, jointly and severally, for contract damages of $1,000, to be satisfied by the transfer of their shares of the Company common stock to the Company equal in value to $1,000, valued as of the date of the Award, in accordance with the provisions of Section 9.06(d) of the Merger Agreement;
●	an award appointing a Rehabilitative Receiver for the Company under the deadlock situation provisions of Section 11.404(a)(1)(B) of the Texas Business Organizations Code, the primary function of which is to collect the contract and fraud damages, including costs, expenses and fees provided in the Award, due to the Company, with matters regarding such receivership to be set forth in a supplemental award; and
●	declaratory relief in favor of the Company and its officers and directors.

With respect to the receivership, the owners or holders of all of the shares of common stock of the Company received as a result of the conversion of 1,600 shares of common stock of MMG owed by Dr. Doki and Mrs. Valleru under the Merger Agreement shall not be entitled to vote any of those shares at any annual or special meeting of the shareholders of the Company during the period of the receivership. Upon the completion of the receiver’s primary function of collecting damages due to the Company, the receivership shall terminate and the restrictions on the rights of the shareholders of the Company imposed by the Award shall be lifted.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(amounts in thousands, except per share data)

On May 17, 2023, the Arbitrator issued an Amended and Supplemental Arbitration Award (the “Amended Award”), which included the following:

●	Arbitrator will appoint a Rehabilitative Receiver in a Supplemental Award under Maryland law;
●	an award in favor of MMG and against VREH under Note II in the amount of $835 as of September 30, 2022 with interest thereafter at the rate of 5.5% per year; and

On June 16, 2023, we learned that the principal amount due on 22 Baltimore Road had been satisfied via bankruptcy sale and thus the Fairfax, Virginia court released the VREH confessed judgement, meaning MMG was no longer listed as a guarantor.

Subsequently, there were two supplemental awards issued by the Arbitrator on May 17, 2023 and October 10, 2023, the latter appointing a Rehabilitative Receiver whose primary purpose is to collect the Award, and who also has been granted specified powers as described in the 8-K released on October 19, 2023.

On October 27, 2023, the Arbitrator entered a third Supplemental Award of attorneys’ fees and expenses in favor of Reliability, Incorporated., individually and as agent for Maslow Media Group, Inc.; management and certain other named persons and parties against Naveen Doki; Silvija Valleru; Shirisha Janumpally, individually and as Trustee of Judos Trust; and Kaylan Pathuri, individually and as Trustee of Igly Trust, jointly and severally, in the amount of $1,209 (See Note 10).

Additionally, the Arbitrator stated the actual amounts of interest that would be due will depend on when and how much is collected by the Rehabilitative Receiver on each award and will leave the determination of such interest to the Rehabilitative Receiver at the time that payments are made subject to review thereof by the Arbitrator at the request of any party.

Upon final resolution as to the underlying ownership and rights of certain shareholders, the Company intends to hold an annual meeting of shareholders within a reasonable time thereafter.

As of September 30, 2023, the Vivos Debtor balance was $5,417. The arbitration award covering all bulleted items above currently totals $6,348 independent of legal fees, interest, and other fees (see Note 2 below). This amount represents a reduction in earlier estimates as a result of the clarifications issued by the Arbitrator in the Amended Award on May 17, 2023.

Basis of presentation

The unaudited condensed consolidated interim financial statements include the accounts of the Company and all wholly owned divisions, including its 100%-owned subsidiary, MMG. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(amounts in thousands, except per share data)

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

Concentration of Credit Risk

For the nine months ended September 30, 2023, 24.6% of revenue came from one customer, and 13.8% from a second customer. Combined, this totals 38.4% of revenue. Last year, these two customers plus a third, accounted for 47.9% of revenue for the same period ended September 30, 2022. This year, the top five customers accounted for 61.8% of revenue versus a year ago, when the top five comprised 66.2%. No other client has exceeded 10% of revenues for the nine months ended September 30, 2023 or 2022.

NOTE 2. MANAGEMENT’S PLAN

Although the Company continues to experience net operating losses, management believes it has the ability to continue as a going concern and meet its financial obligation as they become due in 2023 and beyond. The factors impacting this view include, but are not limited to, the following:

●	cash flow forecasts showing sufficient cash and working capital for at least the next 12 months;
●	the prospect of receiving the amounts awarded in the arbitration hearing in 2023, which include $5,417 in notes receivable from related parties, plus awards for fraud, totaling $1,000 for contract damages, additional interest, and legal fees after the supplemental award is finalized;
●	the reduction in legal fees associated with Vivos Matter year to date at $460 plus future savings compared to a year ago;
●	new sales plan implementation by recently hired Vice President of Sales, who has experience and success in managing contingent and direct hire staffing organizations; and
●	additional factoring line availability of up to 93% of unfactored invoices, which as of November 1, 2023, could be converted to approximately $2,468 in cash.

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(amounts in thousands, except per share data)

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable can be broken down as follows:

	September 30, 2023	December 31, 2022

Accounts receivable, unfactored	$2,653	3,131
Unbilled receivables	441	587
Accounts receivable, factored	-	2,619
Total Accounts Receivable	$3,094	6,337

NOTE 5. DEBT

Tax Liabilities

As of September 30, 2023, the Company’s overall tax liability was $5 compared to $6 on December 31, 2022.

Factoring Facility

The Company has a factoring and security agreement with Gulf Coast Bank and Trust (“Gulf”), which enables the Company to receive advances on its accounts receivable (i.e., invoices) through Gulf to fund growth and operations. The proceeds of this agreement are most frequently used to pay operating costs of the business, which include employee salaries, vendor payments, and overhead expenses.

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

Accounts receivables were sold with full recourse. Proceeds from the sale of receivables were $0 for the three-month period ending September 30, 2023, compared to $3,429 for the same period ending on September 30, 2022, and $3,297 compared to $10,388 for the nine months ended September 30, 2023 and 2022, respectively. The total outstanding balance under the recourse contract was $0 on September 30, 2023, compared to $2,619 as of December 31, 2022.

The factoring facility is collateralized by substantially all the assets of the Company. In the event of a default, the Factor may demand that the Company repurchase the receivable or debit the reserve account. Total finance line fees for the three months ended September 30, 2023 and 2022 were $0 and $46, respectively. For the nine months ended September 30, 2023 and 2022, finance fees totaled $44 and $111, respectively.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(amounts in thousands, except per share data)

NOTE 6. COMMITMENTS AND CONTINGENCIES

There are a number of debts and confessions of judgement (“COJ”) related to the Vivos Group that included Maslow as a co-signer or guarantor at some stage in the Vivos Group debt process from November 2016 through October 29, 2019, when Vivos Holdings, LLC owned Maslow. All known debts disclosed to Maslow management and Reliability prior to the Merger were addressed by various safeguards such as the Liquidation Agreement, and the Naveen Doki personal guarantee. However, there were certain non-disclosures by Vivos Holdings, LLC that are included below.

.

In September 2022, MMG learned that Vivos IT, LLC filed a lawsuit against Second Wind Consultants (“SWC”) in May 2019, which included MMG as a plaintiff. The lawsuit included claims of fraud in inducement and unjust enrichment against SWC. The five parties suing SWC, included Vivos, LLC, The Maslow Media Group, Suresh Venkat Doki, Naveen Doki, and Silvija Valleru. The lawsuit related to a debt restructuring services agreement secured by Suresh Doki, Naveen Doki and Silvija Valleru to assist the following then owned Vivos entities: Maslow Media Group, Inc.; Health Care Resources Network, Inc.; Mettler & Michael, Inc.; 360 IT Professionals, Inc.; and US IT Solutions, Inc. SWC countersued all plaintiffs on September 30, 2019, seeking to collect the balance of $402 not paid by the Vivos Group. These suits were not disclosed to MMG management or to Reliability before the Merger closed on October 29, 2019. Maslow retained Counsel and filed a motion to include all original parties to the SWC agreement, as four of the original parties were not in the original filings (HCRN 360 IT, and US IT & Media Solutions). On September 11, 2023, we learned our motion was denied, however, on September 27, we filed a motion for reconsideration on grounds our counsel felt were compelling.  To date MMG has spent $55 on legal fees related to this matter.

At the present time, the Company is uncertain as to whether any of the above items will have a material impact on their consolidated financial statements.

NOTE 7. EQUITY

The Company’s authorized capital stock consists of 300,000,000 shares of common stock, with no par value. All authorized shares of Company Common Stock are issued and outstanding.

NOTE 8. RELATED PARTY TRANSACTIONS

Stock Purchase Agreement

On November 9, 2016, Vivos Holdings, LLC, the former owner of MMG, acquired 100% of MMG through a stock acquisition exchange for a purchase price of $1,750, of which: (i) $1,400 was paid at settlement with proceeds from MMG and (ii) a promissory note to pay the remaining $350 (“Vivos/MMG Purchase Agreement”). The promissory note was to be paid in 24 equal installments, including interest at 4.5%, in the amount of approximately $15, commencing nine months after closing, with the last payment on March 1, 2019. These payments were paid by MMG on behalf of the Vivos Debtors. The Vivos Debtors subsequently entered into a promissory note receivable with MMG, described below, for the full stock purchase price. No payment has ever been made against this note and between 2018 to present, there has been $2,503 in additional borrowings.

As of September 30, 2023 and December 31, 2022, the receivable totaled $5,417 and $5,251, respectively. This is not inclusive of the additional amounts awarded in the arbitration.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(amounts in thousands, except per share data)

Notes Receivable

The Company has notes receivable from Vivos Holdings, LLC and VREH, both related party affiliates due to their ownership percentage in the Company. Per Code of Virginia, the legal rate of interest shall be implied when there is an obligation to pay interest and no express contract to pay interest at a specified rate. However, it was determined in 2021 that the two notes had clauses capping the default interest at 4.5% and 5.5%, respectively. The rate adjustment for the periods allowed was made using the eligible agreement rates.

In connection with the Vivos/MMG Purchase Agreement, on November 15, 2016, MMG executed a promissory note receivable with Vivos Holdings, LLC in the amount of $1,400. As defined by the Vivos/MMG Purchase Agreement, the loan consisted of two periods, whereby in the first period no principal or interest payments were required. During the second loan period, interest was supposed to have been paid in 20 equal consecutive payments, quarterly. Principal plus any unpaid interest was due September 20, 2023. As of September 30, 2023, the total outstanding balance was $3,698, which includes accrued interest receivable of $51 for the period.

On November 15, 2017, MMG executed an intercompany promissory note receivable with VREH in the amount of $772. There were two loan periods defined. During the first loan period, interest accrued monthly and a new loan amount of $781 was subject to a second loan period. As of September 30, 2023, the total outstanding balance was $893, which includes accrued interest receivable of $12 for the period.

On June 12, 2019, MMG entered into a Personal Guaranty agreement with Dr. Doki, pursuant to which Dr. Doki personally guaranteed to MMG repayment of $3,000 of the balance of the Promissory Note issued to Vivos Debtors on November 15, 2017, within the 2019 calendar year via cash, stock, or other business assets acceptable to the Company. Dr. Doki is a 5% or greater beneficial holder of the Company’s Common Stock, and therefore is a related party.

As of February 2020, the Company filed a lawsuit against the majority shareholder, pursuant to the personal guaranty agreement for defaulting on the outstanding notes receivable.

Between November 2016 and September 30, 2023, the Vivos Group borrowed an additional $2,547, included in the note receivable, totaling $3,647.

On September 5, 2019, MMG entered into a Secured Promissory Note agreement with Vivos, pursuant to which MMG issued a secured promissory note to the Vivos Group in the principal amount of $750. The note bears interest at 2.5% per year and requires the Vivos Group to make monthly payments to MMG of $10 beginning December 1, 2019, with balance due and payable on November 1, 2026. Upon an event of default, MMG has the right to declare the entire unpaid balance of the note due and payable. The note was secured by 30,000,000 shares of Company Common Stock, was due and payable upon a default by Vivos. In addition, both Naveen Doki and Silvija Valleru personally guaranteed the repayment of the note by the Vivos Group. Naveen Doki and Silvija Valleru were beneficial owners of Vivos and are also 5% or greater beneficial owners of Company Common Stock, which is qualified by the Merger Arbitration complaint. As of September 30, 2023, the total outstanding balance was $825, which includes 2023 interest of $5 for the period.

Debt Settlement Agreements

On July 21, 2022, Maslow settled the obligation which Vivos Holdings, LLC had obligated Maslow to a note in July 2018, with Libertas Funding, LLC and Kinetic which a portion was paid and subsequently included in the additional borrowing cited above.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(amounts in thousands, except per share data)

Related Party Relationships

On October 29, 2019, prior to the Merger, pursuant to the Merger Agreement, Naveen Doki and Silvija Valleru became beneficial owners of 206,606,528 and 51,652,908 shares of RLBY Common Stock, respectively, equal to 68.9% and 17.2% of the total number of shares of RLBY Common Stock outstanding after giving effect to the Merger, respectively. The Company’s arbitration award thus far includes relinquishment of shares of the Company common stock equal in value to $1,000, valued as of the date of the Award, in accordance with the provisions of Section 9.06(d) of the Merger Agreement.

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

NOTE 9. BUSINESS SEGMENTS

The Company operates within four industry segments: EOR, Recruiting and Staffing, Direct Hire, and Video Production. The EOR segment provides media field talent to a host of large corporate customers in all 50 states. The Recruiting and Staffing segment provides skilled Media, IT, accounting and finance, human resources (HR), and general administrative talent on a nationwide basis for customers in a myriad of industries. Direct Hire fulfills direct placement requests by MMG clients for a wide variety of posts, including administrative, media, and IT professionals. The Video and Multimedia Production segment provides script-to-screen services for corporate, government, and non-profit clients, globally.

The following table provides a reconciliation of revenue by reportable segment to consolidated results for the three months ended September 30, 2023 and 2022, respectively:

	2023	2022
Revenue:
EOR	$4,467	5,494
Recruiting and Staffing	710	848
Direct Hire	64	60
Video and Multimedia Production	100	62
Total Revenue	$5,341	6,464

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(amounts in thousands, except per share data)

The following table provides a reconciliation of revenue by reportable segment to consolidated results for the nine months ended September 30, 2023 and 2022, respectively:

	2023	2022
Revenue:
EOR	$13,240	15,783
Recruiting and Staffing	2,338	2,671
Direct Hire	115	99
Video and Multimedia Production	299	176
Total	$15,992	18,729

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 14, 2023, the date on which the unaudited condensed consolidated financial statements were available to be issued. Based upon this evaluation, management has determined that no material subsequent events have occurred that would require recognition in or disclosures in the accompanying unaudited condensed consolidated financial statements, except as follows:

On October 10, 2023, the Arbitrator issued a Supplemental Award appointing Rehabilitative Receiver who is appointed to collect the Award.

On October 27, 2023, the Arbitrator entered a third Supplemental Award of attorneys’ fees and expenses in favor of Reliability, Incorporated., individually and as agent for Maslow Media Group, Inc.; management and certain other named persons and parties against Naveen Doki; Silvija Valleru; Shirisha Janumpally, individually and as Trustee of Judos Trust; and Kaylan Pathuri, individually and as Trustee of Igly Trust, jointly and severally, in the amount of $1,209.

Additionally, the Arbitrator stated the actual amounts of interest that would be due will depend on when and how much is collected by the Rehabilitative Receiver on each award and will leave the determination of such interest to the Rehabilitative Receiver at the time that payments are made subject to review thereof by the Arbitrator at the request of any party.

On November 7, 2023 MMG filed a petition to confirm the arbitration award with Montgomery County Circuit Court in Rockville, Maryland.

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

RESULTS OF OPERATIONS

Revenues

Revenues for the three months ended September 30, 2023 were $5,341, which was $1,123 or 17.4% less than for the same period in 2022 with revenue at $6,464. 18.7% or $1,027 of the drop can be attributed to the EOR business segment as its third quarter revenues dropped to $4,467 from $5,494. The primary reasons for the EOR downturn were four clients that were down $1,339 in aggregate revenue for reasons of: one losing a high-profile sports television rights to a competitive bid process, one converting more than ten of our employees from our payroll to theirs, and two reducing their programming due to budgetary reasons.

Recruiting and Staffing revenues dipped by $138 from $848 in the period ending September 30, 2022 to $710 comparatively in 2023, while Video Production and Direct Hire revenues were up a combined $42 in the quarter ending September 30, 2023 to the comparable period a year ago. IT Staffing was up $10 to $83 while Media Staffing dipped $148 to $627 in the third quarter 2023. The Media Staffing decline was related in part to the EOR client fall off and the loss of a client with whom we acted in a subcontractor capacity, when our client, the incumbent, failed to win a renewal bid by the end customer.

For the nine-month period ending September 30, 2023, revenues at $15,992 in 2023 are $2,737 or 14.6% off of 2022’s nine-month $18,729 performance. The decline paradigm has been somewhat consistent throughout the year as the reasons cited for the third quarter variance can be cited with the programming declines by most corporate clients widened. Overall, seven larger clients accounted for a 2023 year-to-date negative revenue variance of $3,162 due to the combination of employee conversions, lost programming and decisions to reduce same, and in one case a lost bid by the primary.

Although for the nine-month period ending September 30, 2023, EOR and Staffing revenues were down comparatively to the same period in 2022, by $2,543 and $33, respectively, Video Production revenues have increased by $123 to $299 or 69% and Direct Hire by $16 to $115 or 16.8%. Both increases have played a part in the continuing increase in the overall business’ gross margin as explained in the next section.

Cost of Revenue / Gross Profit

Gross profit for the three-month period ending September 30, 2023 was $772 representing 14.5% of revenues, which was $119 lower than the $891 in gross profit MMG earned in 2022’s third quarter when the gross margin was at 13.8%.

The margin improvement can be attributed to EOR client mix increasing its contribution percentage, several Staffing clients delivering over twice their normal volume of business at 24% margins, and the overall mix shifted to Media and IT Staffing as opposed to EOR, which has peaked at 12.5% for the quarter.

Year-to-date through September 30, 2023, our gross profit margins exceed those of 2022 over the same period 13.9% to 13.4% for a variety of reasons. Renewed agreements have enabled pricing increases, especially impacting EOR which YTD is up to 12.2% as compared with 11.6% through the first nine months a year ago.

EOR margins tend to be lower at the beginning of the year as variable costs, such as federal and state unemployment taxes, reset at the beginning of the year compressing margins. EOR margins tend to increase throughout the year as these variable costs are exhausted. This coupled with EOR segment mix decline means a higher percentage of our revenue is subject to the higher margin Media and IT Staffing, Video Production, and Direct Hire businesses. Both Video Production and Direct Hire combine for $33 in year-to-date improvement in gross profit in 2023 over 2022, garnering an average of 39.8% in gross margin percentage in 2023.

General and Administrative (“G&A”)

General and administrative expenses for the three months ended September 30, 2023 were $998 compared to $941 in the same period in 2022, representing a $57 or 6.1% increase. Loaded salaries had an $84 unfavorable comparison to Q3 2022. Commissions, however, were down $14. $35 of the $84 wage increase is in the area of Sales where we have bolstered our team. The other force driving an increase in payroll is bonus accruals, which are artificially higher because a year ago at this time, we credited back $62 in over accrued bonuses from 2021.

Otherwise, non-salary SG&A total of $168 was $25 favorable (14%) to $193 a year ago. The most significant positive variance in the third quarter 2023 versus 2022 were legal expenses, which were down by $32.

In the nine months ended September 30, 2023, SG&A costs are $2,842, which are $501 (15%) lower than they were in the same period in 2022 when they landed on $3,343. The cost savings of $501 were derived mostly as a result of the reduction in arbitration related costs by $452. Other major favorable variances were loaded wages $80, with $87 coming from a lower bonus accrual in part because of write back of over accrued 2022 bonuses, and $35 derived from our business insurance package. Conversely, there were cost increases of $69 for a mostly marketing related costs, $56 for staff events and development, when comparing the period ending September 30, 2023 with the same period in 2022.

We expect increases in payroll as certain roles have been contracted and Sales and Sales Support continue to evolve.

Interest Expense

The Company incurred $12 in interest charges for financing specific client invoices in the third quarter 2023 compared with $46 in factoring the same period a year ago. The Company satisfied its factoring obligations in early July, due to a strong cash position, but engaged the Buyer Initiated Payment Agreement (“BIP”) with American Express (“Amex”) because the average APR has been an estimated 6.8% (dependent on days clients actually pay their invoice) compared with the prime rate having risen to 8.5% and the factoring cost at a contractual 11.22%.

For the nine months ended September 30, 2023, the combined interest and factoring costs are $77 compared with $111 a year ago.

Other Income (Expense)

Other Income/Expense in the third quarter was ($13) compared with $210 in the third quarter 2022. The $13 growth was due to legal expenses related to restructuring layoffs. Prior to the third quarter, $55 of the Other Expenses have been to contest the SWC lawsuit, and $65 to address another non-operating related legal matter that has now been settled. Thus, in the nine months ending September 30, 2023, Other Expenses total $133. Comparatively, a year ago when receiving the first quarter 2021 ERC payment, the Company recorded an additional $210 in what was thought to be an ineligible portion of the ERC calculation, which in fact was not and received by the IRS during the third quarter 2022.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements are driven predominantly by EOR field talent payments, G&A salaries, public company costs, interest associated with factoring, and client accounts receivable receipts. Since receipts from client payments are on average 70 days behind payments to field talent, working capital requirements can be periodically challenged. We have a Factoring Facility with Gulf, whereas Gulf advances 93% of our eligible receivables at an advance rate of 15 basis points, an interest rate of prime plus 2%., and our prime floor rate at 4%. Our Days Outstanding (DSO) for the trailing 12 months ending September 30, 2023 has improved to 53 compared to 57 in the second quarter 2022, and a DSO of 66 for the trailing twelve months ending March 31, 2022.

Our 12-month DSO has averaged 65 since June 2021 through the first quarter 2023, as some of our largest clients have 60 to 90-day terms. Delays in receipt of purchase orders also has had an adverse impact on DSO. However, in April 2023, we entered into a BIP with Amex which enables MMG to be advanced 100% of purchase order approved invoices minus a flat interest rate percentage that is based on that day’s submitted invoice volume. The greater the volume the lower the interest rate charged.

Additionally, we have had an increase over the past 12 months in client advances which averaged approximately $211 a month.

These events have a profound impact on improving our working capital and lowering our DSO which is now at 53, as this combination of pre-pays and arrangement enabling bank debits and credits to roll straight to A/R as opposed to credits to our factoring liability, have bolstered our quick and current ratios as well.

The BIP program has also lowered our cost of capital in that our effective APR for the period ending September 30, 2023 was estimated at 6.8% versus the 11.22% Gulf can now charge on an annualized basis.

When looking at A/R aging in relation to payments to due date, as of September 30, 2023, 78.6% of our $2,653 in total trade A/R was current and only 4.2% is past 60 days aged, compared to 73.6% and 8.7% a year ago, respectively. We continue to collect our aged invoices, not having to account for bad debt > $200 in the past 5 years.

Our federal and state tax liability is $5 as of September 30, 2023 compared to $6 as of December 31, 2022.

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

Vivos Debtors as of September 30, 2023 had notes receivable totaling $5,417, including default on a $3,000 promissory note and on a $750 tax obligation in December 2019.

It was also anticipated that following the Merger, the Company would both access the capital markets by selling additional shares of Company Common Stock and use shares of Company Common Stock as currency to acquire other business revenues. However, all 300 million authorized shares of Company Common Stock were issued in connection with the Merger. No shares are expected to become available to the Company until the legal dispute with the Vivos Debtors and Vivos Group is resolved. At that point, the Board and/or the shareholders can decide whether to amend the Company’s Certificate of Formation to increase the number of authorized shares of Company Common Stock or approve a reverse-split of the outstanding shares of Company Common Stock to provide additional shares for these purposes. Under the Arbitration Award, it is possible that shares may be returned to MMG treasury which may give the Board greater flexibility in selling shares or using shares to acquire other businesses. No timetable has been set as to when any of these events might take place.

Over the past three years MMG received eligible ERC cash of $4,676, which has bolstered working capital enabling us to invest in software and hire needed resources for operations. On April 29, 2023, we received our final ERC check from the IRS for $1,203 which was for our second quarter 2021’s eligible ERC 941X submission and eligible interest.

Overall, these programs bolstered our working capital and enabled us to bring back employees and continue to serve our clients.

As of September 30, 2023, our working capital was $8,040, compared to $8,645 at the end of December 2022. Our adjusted working capital at the end of September 2023, excluding the notes receivable related to the Vivos Debtors totals $2,623 compared to 3,394 at the end of 2022.

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

September 30, 2023

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

On August 31, 2022, the Arbitrator issued an award (the “Award”) with the Company with MMG prevailing on their claims. The Company and MMG were awarded the following:

●	an award in favor of MMG against Vivos under Note I (as defined in the Award) in the amount of $3,458, with interest thereon from September 30, 2022, at the rate of 4.5% per year;
●	no award as to Note II (as defined in the Award) until and at such time as the automatic stay imposed by the United States Bankruptcy Court as a result of the filing of a petition in bankruptcy by VREH is lifted or the bankruptcy proceeding is terminated;
●	an award in favor of MMG against Vivos under Note III (as defined in the Award) in the amount of $800, with interest thereon from September 30, 2022, at the rate of 2.5% per year, plus collection costs, including reasonable attorneys’ fees, incurred in the effort to collect Note III;
●	an award in favor of MMG against Naveen under the Personal Guaranty (as defined in the Award) in the amount of $2,309, plus interest thereon at the rate of 6% per year from the date of the Award;
●	an award in favor of the Company against Naveen, Valleru, Janumpally, individually and as Trustee of Judos Trust, and Pathuri, as Trustee of Igly Trust, jointly and severally, for contract damages of $1,000, to be satisfied by the transfer of their shares of the Company common stock to the Company equal in value to $1,000, valued as of the date of the Award, in accordance with the provisions of Section 9.06(d) of the Merger Agreement;
●	an award appointing a Rehabilitative Receiver for the Company under the deadlock situation provisions of Section 11.404(a)(1)(B) of the Texas Business Organizations Code, the primary function of which is to collect the contract and fraud damages, including costs, expenses and fees provided in the Award, due to the Company, with matters regarding such receivership to be set forth in a supplemental award; and
●	declaratory relief in favor of the Company and its officers and directors.

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

On May 17, 2023, the Arbitrator issued an Amended and Supplemental Arbitration Award (the “Amended Award”), which included the following:

●	Arbitrator will appoint a Rehabilitative Receiver in a Supplemental Award under Maryland law; and
●	an award in favor of MMG and against VREH under Note II in the amount of $835 as of September 30, 2022 with interest thereafter at the rate of 5.5% per year.

On June 16, 2023, we learned that the principal amount due on 22 Baltimore Road had been satisfied via bankruptcy sale and thus the Fairfax, Virginia court released the VREH confessed judgement, meaning MMG was no longer listed as a guarantor.

Subsequently, there were two supplemental awards issued by the Arbitrator on May 17, 2023 and October 10, 2023, the latter appointing a Rehabilitative Receiver whose primary purpose is to collect the Award, and who also has been granted specified powers as described in the 8-K released on October 19, 2023 as follows:

●	appoint Board members at each annual meeting, until such time the receiver’s appointment terminates,
●	appoint or approve the auditor,
●	approve reasonable compensation and incentive plans for employees, except officers, of Reliability, and
●	approve any other matter that is in the ordinary course of business.

The Receiver shall vote in accordance with the Board’s recommendations for all actions taken by it in the ordinary course of business.

The Receiver shall not have power to take any action to alter or change:

●	the Board of Directors of Reliability,
●	the corporate governance or structure of Reliability or Maslow, and
●	the authorized or issued stock of Reliability.

On October 27, 2023, the Arbitrator entered a third Supplemental Award of attorneys’ fees and expenses in favor of Reliability, Incorporated., individually and as agent for Maslow Media Group, Inc.; management and certain other named persons and parties against Naveen Doki; Silvija Valleru; Shirisha Janumpally, individually and as Trustee of Judos Trust; and Kaylan Pathuri, individually and as Trustee of Igly Trust, jointly and severally, in the amount of $1,209.

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

Maslow retained Counsel and filed a motion to include all original parties to the SWC agreement, as four of the original parties were not in the original filings (HCRN 360 IT, and US IT & Media Solutions). On September 11, 2023, we learned our motion was denied, however, on September 27, we filed a motion for reconsideration on grounds our counsel felt were compelling. The motion is currently being considered by the court. To date MMG has spent $65 on legal fees related to this matter.

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

RELIABILITY INCORPORATED
(Registrant)

November 14, 2023	/s/ Nick Tsahalis
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

