Form 10-K
period 2023-12-31
RELIABILITY INC
filed 2024-04-01
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period from January-1-2023 to December-31-2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes, ☒ No

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2023, was $1,706,617 (based on the closing sale price of the Registrant’s common stock on December 31, 2023, as reported on OTC American).

As of April 1, 2024, there were 300,000,000 shares of the Registrant’s common stock outstanding.

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

Although we have attempted to identify important factors that could cause actual actions, events or results which differ materially from those described in the forward-looking statements, there may be other factors that cause results to differ from those anticipated. Forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of the Annual Report on Form 10-K and we disclaim any obligation to update any forward-looking statements, whether as a result of new information, future events, results or otherwise, except as required by applicable securities laws.

As used in this Annual Report, the terms “we,” “us,” “our,” “Reliability,” “Maslow,” “MMG” and the “Company” meaning Reliability, Inc. and its operational subsidiary, Maslow Media Group Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in thousands except for share and per share values, unless otherwise indicated.

The disclosures set forth in this report should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2023. All dollars, except earnings per share, presented on this Form 10-K are in thousands ($000).

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

Maslow was founded in 1988 by Linda Maslow whose impetuous drive was recognizing the need for a single resource that could provide qualified production crews to Washington, D.C.’s television, cable, and multimedia outlets. Maslow was later incorporated in Virginia in 1992 and changed its name to our current legal name, The Maslow Media Group, Inc. Maslow’s initial business consisted of providing “script to screen” services which consisted principally of providing production management and services to television, cable, and multimedia outlets. Over time, Maslow expanded its product offerings, adding workforce management solutions, such as Employer of Record (“EOR”), recruiting and staffing services. As Maslow grew, it expanded its geographic footprint by acquiring clients outside of the Washington D.C. metro area.

On November 9, 2016, Linda Maslow sold the business to Vivos Holdings, LLC (“Vivos Holdings”) owned by Naveen Doki (“Dr. Doki”) and Silvija Valleru (“Ms. Valleru”).

In 2019, Vivos Holdings collaborated on a share swap of Maslow for other Vivos companies with individuals who included but were not limited to Dr. Doki, Shirisha Janumpally (“Mrs. Janumpally”), wife of Dr. Doki, Kalyan Pathuri (“Mr. Pathuri”) husband of Silvija Valleru, Igly Trust, and Judos Trust. These parties also have common ownership combinations in a number of other entities [Vivos Holdings, LLC. Vivos Real Estate Holdings, LLC (“VREH”), Vivos Holdings, Inc., Vivos Group, Vivos Acquisitions, LLC., and Federal Systems, LLC], (collectively referred to herein as “Vivos Group”).

The reverse merger was consummated on October 29, 2019 (the “Merger”). As a result of the Merger, the Vivos Group (Vivos Holdings LLC officially) acquired approximately 84% of the issued and outstanding shares of Reliability which were distributed by Vivos Holdings LLC.

On October 29, 2019, Maslow became a wholly owned subsidiary of Reliability.

Upon purchasing MMG and thereafter, the “Vivos Group” began borrowing monies from MMG starting with $1,400 in 2016, and by the end of 2019 the balance had reached $3,418, which included a $3,000 guarantee from Dr. Naveen Doki. Vivos Holdings, LLC, Vivos Real Estate Holdings, LLC, and Mr. Doki are collectively referred to as “Vivos Debtors.”

Additionally, Reliability became aware of debt obligations that included MMG as a borrower or guarantor that the Vivos Group failed to disclose to Reliability. This and the attempted collection of the guarantee and debt from the Vivos Group set off a chain of legal events culminating in an arbitration hearing and award in 2022. We refer below to the disputes between Reliability and the Vivos Group as the “Vivos Matter.”

A series of legal actions and hearings took place starting in March of 2020 through September of 2021. At that time, arbitration was agreed by both the Vivos Group and MMG. The proceedings began in February 2022 and were completed in March 2022.

On August 31, 2022, the arbitrator issued an award (the “Award”) with the Company and MMG prevailing on their claims. The awards included citing fraud damages. Supplemental awards were subsequently issued on May 17, 2023, October 10, 2023, and finally, on October 27, 2023. Summarily, MMG was awarded the totals of all notes the Vivos Group had with MMG for its borrowings, the contracted interest, attorneys’ fees and expenses of $1,209 and a contract damage of $1,000, to be satisfied by the transfer of their shares of the Company common stock to the Company equal in value to $1,000.

The May 17, 2023 award also appointed a rehabilitative receiver (the “Receiver”) whose primary function is to collect the contract and fraud damages, including costs, expenses and fees provided in the awards. With respect to the receivership, the Vivos Group owners or holders of all of the shares of common stock of the Company were declared not be entitled to vote any of those shares at any annual or special meeting of the shareholders of the Company during the period of the receivership.

On December 29, 2023, the Circuit Court for Montgomery County Maryland signed orders entering all three arbitration awards as judgments in Reliability’s case against the Vivos Group. These orders became final on January 29, 2024, when the appeal period expired for the defendants. The judgments are good for 12 years and can be enrolled in other states. Reliability has collectible judgments which the Receiver is now eligible to pursue.

As of December 31, 2023, the Vivos Debtor balance was $5,501. The Award value in totality currently aggregates $7,710, independent of legal fees and interest.

Upon final resolution as to the underlying ownership and rights of certain shareholders, the Company intends to hold an annual meeting of shareholders within a reasonable time thereafter.

As of December 31, 2023, there were 300,000,000 shares of the Company’s common stock, no par value per share (the “Company Common Stock,” or “Common Stock”) outstanding.

EMPLOYEES

As of March 25, 2024, we had 19 team members (staff employees) at our Clarksburg, MD corporate and remote locations. During the fiscal year ended 2023, we assigned approximately 950 field talent workers of which 172 were deemed full-time equivalent (FTE) throughout the year.

As of December 31, 2023, 661 active field talent workers and 21 Maslow staff employees had been employed over the past six months.

Approximately 15% of our field talent are represented by a labor union. We are not aware of any current labor efforts or plans to formalize or organize any of our other team members or field talent. To date we have not experienced any material labor disruptions.

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

The EOR services offered by Maslow consist of the following principal activities:

●	state employment registration;
●	employee onboarding/offboarding;
●	payroll processing;
●	benefits offerings and administration;
●	workers compensation claim management;
●	employee relations;
●	regulatory compliance;
●	manage State/County/City mandated employee benefits, such as paid safe and sick leave; and

○	Locality mandated training administration
○	Unemployment claims administration

●	on site workforce management.

Recruiting/Staffing

Maslow has been in the staffing business for over thirty years. During that time, Maslow developed, and continues to develop, a large global network of multimedia and video production workers for our media clients, camera crews, and other technical and creative talent. Maslow uses this extensive network to rapidly respond to our clients’ needs for contingent staffing and direct hires.

Our staffing services, however, are no longer only focused on media roles. We are also filling contingent and direct hire positions for our clients in the IT, Accounting and Finance, and Administrative areas.

Our overall temporary staffing services consist of on-demand or short-term staffing assignments, contract staffing, and on-site management administration. Short-term staffing services assist employers in dealing with employee demands caused by such factors as seasonality, fluctuations in demand for their products and services, vacations, illnesses, parental leave, and special projects. This benefits organizations from incurring the ongoing expense and administrative responsibilities associated with recruiting, hiring, and retaining these employees. More companies are focused on effectively managing variable costs and reducing those which are fixed overhead. The use of short-term staffing services allows companies to utilize a contingent staffing approach for their personnel needs, thereby converting a portion of their fixed personnel costs to a variable expense.

Our staffing services place workers with clients for assignments lasting from as little as one day to an indefinite period of time. We offer our clients several levels of staffing services: freelance, contract, temp-to-hire, direct hire, or managed services. Our managed services solution includes building or assuming an existing team and placing an onsite manager, or managers, to help manage the team, including scheduling and logistics.

As is common in the staffing industry, the majority of our engagements to provide temporary services to our client are generally of a non-exclusive, short-term nature and subject to termination by our client with little or no notice.

In 2021, we began focusing on the placement of full-time equivalent employees on a contingency fee basis as a stand-alone practice. Because the margins are significantly higher, this line of business boosts our overall margins and operating income as explained in Results of Operations. Direct Hire, which we originally titled “Permanent Placement,” margins are much higher than temporary staffing and EOR in that we do not bear employee or 1099 costs for the direct hire placement. The only cost of revenue which is allocated is the relational use of our recruiting software subscriptions.

Video/Multimedia Production

Maslow continues to be a provider of multimedia and video production solutions for corporate, government, and broadcast clients.

We use our large, pre-vetted network of worldwide freelancers with high-level technical and creative skills to respond quickly to our clients’ needs. Our network includes directors of photography, audio engineers, make-up artists, field producers, gaffers and grips, talent, teleprompter operators, and drone operators. Maslow provides video production services to our clients for the purpose of branding videos, documentaries, Public Service Announcements, training modules, live events, webcasts, animation, projects, and more. Our freelance video production teams and clients collaborate with our in-house, full-time Video Production Managers who bring years of experience to every project, and work side-by-side with the team to create the vision and story for the project. In addition to human assets, Maslow sources the latest technical broadcast equipment for television, the internet, and social media.

Maslow provides, among others, the following production services:

●	pre-production conceptualization of final video deliverables;
●	project consultation from scriptwriting to site scouting;
●	budget development and management;

●	booking and managing of logistics for field and studio teams;
●	broadcast level high-definition camera crews and field support worldwide including makeup artists, audio visual support, field producers, and full equipment rental;
●	post-production facilities and freelance support including non-linear editors, graphic artists, narrators and actors;
●	animation and graphic design development, including whiteboard animation;
●	live transmission services from satellite to streaming; and
●	management of fully staffed client studios.

OUR INDUSTRY

Maslow operates within the workforce management and production services industry. The services Maslow provides (managed services, employer of record, staffing, recruiting, and video production services) generally fall within the broader category known as “workforce management” solutions.

The temporary staffing portion of the workforce management industry supplies workers to clients. These services offer clients the ability to rapidly match their workforce to changes in business conditions and needs. In some cases, clients can convert fixed labor costs to variable costs. The demand for a flexible workforce continues to grow with competitive and economic pressures on employers to reduce costs, manage payroll compliance risks and respond to changing market conditions.

Per Business Wire’s “2024 State of Staffing Report,” the trends expected to have the greatest impact on staffing businesses in 2024 include: AI is transforming staffing, word of mouth drives business growth, and candidate and communication preferences are shifting. We believe the Gig Economy, and Emphasis on Diversity, Equity, and Inclusion (DEI) should be included in trends.

The temporary staffing industry is large and highly fragmented with thousands of competing companies. It was estimated that the size of the 2023 U.S. temporary staffing industry was $201.7 billion in 2023, a decrease of 10% from 2022 after two years of post-COVID growth of 34% in 2021 and 20% in 2022. Additionally, the US market is the largest globally with a 33% share. In 2024, the SIA is projecting that the US market will be worth $207.2 billion, which represents approximately a 7% growth.

According to the US Bureau of Labor Statistics, the US staffing market is in a healthy state with over 4 million more jobs in August 2023 than in February 2020, up 2.7% over that time period. The revenue increase projected for just the temporary staffing in 2024 is 5%.

Per Precision Global Consulting, over half of US companies are planning to increase hiring in the first half of 2024, with two-thirds of employers planning to increase their use of contract professionals. US Hiring Trends to Watch in 2024 are:

1.	Increased pay transparency, as more governmental bodies mandate it, and more job seekers already demand it. Thus, it is likely to be a more common requirement as more US states adopt;
2.	Hiring for growth: A Robert Half International survey cited company growth and employee turnover as the top reasons they need to add to their teams;
3.	More gig workers: an upward trajectory of US workers continue to prefer temporary or temp-to-hire roles as they are viewed as an opportunity to test-drive employers before making a commitment to permanent employment. Others embrace gig work to obtain scheduling flexibility; and
4.	Worker classification: Employers who continue to engage 1099 independent contractors long term or in a manner that is more like a w2 relationship and online staffing platforms that provide workers to firms as 1099 independent contractors are undergoing greater scrutiny by governmental agencies.

One paradigm which has not changed is staffing companies compete both to recruit and retain a supply of field talent and to attract and retain clients to use these workers. Client demand for temporary staffing services is dependent on the overall strength of the labor market and trends toward greater workforce flexibility. The temporary staffing industry includes several markets focusing on business needs that vary widely in duration of assignment and level of technical specialization.

And still, the temporary staffing market is subject to volatility based on overall economic conditions. Historically, in periods of economic growth, the number of companies providing temporary staffing services has increased due to low barriers to entry. During recessionary periods, the number of companies has decreased through consolidation, bankruptcies based on loss of key clients or material reductions of usage by existing clients, or other events. The factors that have an impact on the direction of the economy are high interest rates, continued supply chain problems, inflation, economic sanctions, and unemployment rates.

Regardless of the direction of the economy, federal and state laws continue to roll out various protections for employees that involve the compliance of their employers. The complexity of keeping up with this regulatory compliance landscape, particularly for smaller employers and companies requiring workers in multiple states, has provided greater opportunity for EOR solutions. Many states have made significant changes to their employment laws. For example, starting on January 1, 2024, Minnesota instituted a new Earned Sick and Safe Time law which will require employers to provide paid sick leave to Minnesota employees, while California instituted increases to its paid sick leave law. Meanwhile, Illinois enacted paid leave for essentially all employees. Colorado expanded its paid sick leave requirements and updated its laws to redefine the standard for sexual harassment, adding marital status as a protected employment category.

OUR CLIENTS

Historically, the largest portion of our business has come from three clients, Client A, Client C and Client D. In 2021, those three clients accounted for $11,970, or 45.6%, of 2021 revenue. But over the past two years, that same level of reliance, revenue greater than $3,000 has come from two clients, Client C and Client D, with $8,643 in revenue in 2023 accounting for 40.3% of the revenue. In 2023, Client C became the number one contributor to revenue with $5,395, which was a 6.8% improvement over 2022 when it produced $5,052.

In terms of revenue contribution by clients representing 10% or more in revenue, Client C represented 25.1% of our 2023 revenue compared with 19.6% in 2022. Meanwhile, Client D pitched in 15.1% of our 2023 revenue compared with 12.9% in 2022.

No other client exceeded 10% of revenues in 2023.

Client A, now number 4 in revenue, declined 42.9% to $1,755 as their use of outsourced media personnel decreased coupled with conversions of long-term contract employees to direct hires.

From a revenue concentration standpoint, our top five customers represented 64.3% of our revenue in 2023 compared to 66.0% in 2022.

From a top 10 perspective, revenue from our top 10 clients totaled $18,526 which represents 86.4% of our revenue in 2023 compared with $22,095, representing 85.9% of revenue in the year ending December 31, 2022.

Collectively, Client D (42.2%), Client C (19.9%), and Client A (12.3%) represent 74.4% of accounts receivable as of December 31, 2023. A year ago, five clients had accounts receivable greater than 10% of the balance representing 88.3% of 2022 accounts receivable.

GROWTH STRATEGY

Maslow’s growth strategy has remained a three-pronged approach with emphasis of the 1) Media Staffing market, 2) Corporate and IT Staffing market, and 3) EOR expansion.

Media Staffing margins are healthy in the 19.3% range with $2,751 in revenue for the period ending December 31, 2023, compared to $3,176 in the same period 2022. This represents 12.8% of MMG’s total revenue in 2023 compared to 12.3% in 2022.

The IT and Corporate Staffing business segment was combined since our clients’ staffing needs extend beyond into job areas where we are well equipped to recruit talent.

Our overall Staffing revenue in 2023 was $3,098 compared to $3,468 in 2022. The objective in 2024 is to increase these levels at a steady linear pace, with an emphasis on the immediate needs of our existing clients and prospects. We have access to talent across the business spectrum, and we need to market non-media roles to our many clients who have staffing needs in other functional areas of their business.

Maslow’s EOR approach is to continue to seek media-based opportunities given the transient, contingent, and part-time nature of corporate media, which is conducive to an EOR solution. We believe, however, there is an opportunity to leverage this expertise into other industries. The client acquisition challenge outside of media consists principally of educating prospective clients on the merits of the EOR solution over other options, finding the unique opportunities in each industry or within a corporate client that lends itself for an EOR solution, and competition from other providers of EOR services.

The U.S. Department of Labor (DOL) is modifying Wage and Hour Division regulations to replace its analysis for determining employee or independent contractor classification under the Fair Labor Standards Act (FLSA). This final ruling will address how to determine whether a worker is properly classified as an employee or independent contractor under the FSLA. In 2022, the DOL proposed a new, yet-to-be-enacted rule on how to determine who is an employee or independent contractor under the FLSA. This new DOL rule will replace the 2021 rule with a multifactor approach intended to reduce the misclassification of employees as independent contractors and provide greater clarity to employers who engage (or wish to engage) with individuals who are in business for themselves. The final ruling is likely to be announced in 2024.

This rule change and a more aggressive enforcement thereof could and should create greater incentive for companies to virtually eliminate their risk of noncompliance by outsourcing their 1099 contractors to an EOR company who hires the 1099s, places them on its payroll, and then leases their services to those companies.

Given the DOL rule change is more likely than not going to be more restrictive in its classification of a 1099 worker, creates an opportunity for EOR as more desirable solution to companies that are looking for more agile ways of changing the headcount and nature of portions if not all of their workforce in an expeditious and low risk manner.

Thus, we expect to explore expanding our EOR segment to enter new industries, particularly those that rely significantly on contractors or freelancers to perform limited time or project-based assignments. To that end, Maslow continues to add industry expertise to our sales, client and human services, and recruiting teams for the purpose of managing the challenging EOR business.

Once the Company is able to issue additional shares, we plan to tap the capital markets to pursue an aggressive but disciplined acquisition growth strategy, both in terms of using shares for raising capital and as currency to acquire additional businesses as was our intent when we merged with Reliability in October 2019. We believe that the staffing/EOR segment is fragmented, and while there are several large players in the industry, there are also a sizable number of smaller businesses that would make ideal acquisition targets. These businesses are often limited in geographic scope or are specialized within an industry. Meanwhile, we continue to foster organic growth through new sales to new and existing customers.

At present, the Company does not have any authorized shares that are not issued. No shares are expected to become available to the Company until an amendment to the Company’s Certificate of Formation to increase the number of authorized shares of Common Stock or a stock split of the outstanding shares of Common Stock is approved. Such approval may not likely occur until the Vivos Matter is completely resolved. Following the Merger, the Vivos Group, which holds over 80 percent of the issued and outstanding shares of Common Stock, notified the Company that they would not approve an amendment to the Company’s Certificate of Formation to increase the number of authorized, but unissued, shares of Common Stock. As a result, the Company has not been able to execute its business plan.

As stated above under “Our Industry,” the trend for staffing expertise in the areas of AI, gig, cloud services, VMS/MSP, plus the expected need in fields like biotech and healthcare, are of interest to Maslow. We will continue to embrace this trend and look to expand our capabilities, which we believe will open new markets for us.

Additionally, we will continue to invest in technology and process improvements and resources to grow the staffing side of our business and to ensure that we operate at optimal productivity and performance and are able to quickly adapt if operations scale up.

In late 2023, we began using ADP as our payroll processor, which brings workforce management cloud services that enable us to better manage our HR benefits, timecards, payroll records, and applicant tracking. This new partnership was implemented to help improve both our employee and client experiences, while creating operational efficiencies and improved reporting.

COMPETITION

The staffing services market is highly fractured and competitive with limited barriers to entry. We compete in national, regional, and local markets with full-service and specialized temporary staffing companies. Some of our competitors have significantly more marketing and financial resources than we do. The elevated level of competition in the industry continues to put downward pressure on pricing for services being offered. We expect that the level of competition will remain high.

The principal competitive factors in attracting qualified candidates for temporary assignments are pay rates, availability of assignments, duration of assignments, and responsiveness to requests for placement. Client retention is highly predicated on being able to source quality candidates that meet their specific requirements in a timely manner. Although we believe we compete favorably with respect to these factors, we expect competition to continue to increase, which may cause margin compression.

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

SEASONALITY

The staffing industry has historically been cyclical, often acting as an indicator of both economic downturns and upswings. Staffing clients tend to use temporary staffing to supplement their existing workforces and generally hire direct workers when long-term demand is expected to increase. Consequently, our revenues tend to increase quickly when the economy begins to grow and, conversely, our revenues may decrease quickly when the economy begins to weaken. Other factors include the timing of recurring annual client events or sporting seasons which last a defined period of time throughout the year. In the past four years, including 2023, the fourth quarter has been our busiest with 29% of our annual revenue being the average. This is because of the fall schedule and year-end projects planned by several large clients. However, in the last two years, our December revenue has been uncharacteristically low as many of our clients are shutting down their media operations during and around the holidays.

AVAILABLE INFORMATION

We file electronically with the SEC our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. Our website address is www.maslowmedia.com. The information included on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. We will make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have filed or furnished such material to the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference room at 100 F Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Furthermore, we will provide electronic or paper copies of filings free of charge upon written request to our Chief Financial Officer.

ITEM 1A. RISK FACTORS

There are numerous and varied risks that may prevent us from achieving our goals, including those described below. You should carefully consider the risks described below and the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. Our business, financial condition, and our results of operations could be harmed by any of the following risks. If any of the events or circumstances described below were to occur, our business, the financial condition and the results of operations could be materially adversely affected. As a result, the trading price of Company Common Stock could decline, and investors could lose part or all of their investment. The risks below are not the only risks we face. Additional risks not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, or results of operations.

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

RISKS RELATED TO OUR COMPANY

Disputes between Reliability and the Vivos Group put our growth plans on hold as Reliability cannot tap the public markets for capital.

Approximately 84.4% of Common Stock is owned by two groups of related parties (“Vivos Group”), set forth below, however their ownership has been the subject of an arbitration.

Name	Directly Owned Shares of Common Stock	Percentage	Beneficial ownership of Common Stock	Percentage
Naveen Doki	10,138,882	3.4%	202,634,728	67.5%
Silvija Valleru	4,972,644	1.7%	50,657,482	16.9%
Shirisha Janumpally	192,495,846	64.2%	202,634,728	67.5%
Kalyan Pathuri	45,684,838	15.2%	50,657,482	16.9%
Totals	253,292,210	84.4%

Related Party Indebtedness; Default.

Prior to the Merger, shareholders of Vivos (“Vivos Debtors”), directly and through affiliated entities, borrowed amounts from Maslow (the “Related Party Debt”) that reached an aggregate outstanding balance (including principal and interest) as of December 31, 2019 of approximately $4,169.

The Related Party Debt is currently in default, and as of December 31, 2023, had a balance of $5,501. In August 2022, Maslow learned it had prevailed in arbitration against the Vivos Group. In May and October of 2023, the Company was afforded three supplemental awards. On January 29, 2024, the three arbitration awards entered as judgments in Reliability’s case against the Vivos Group became final giving Reliability collectible judgments which the appointed Receiver is now eligible to pursue.

While the Company is optimistic that it will recover the amounts of the award, failure to recover the Related Party Debt could have a material adverse effect on the Company.

In addition, prior to the Merger, some of the Vivos Group incurred obligations at a number of other businesses they owned and caused Maslow to become obligated thereon as co-obligor or guarantor and pledged assets of Maslow to secure certain of these obligations. In 2021, Maslow paid approximately $450 in satisfaction of obligations incurred before the Merger.

In September 2022, MMG learned that a Vivos IT, LLC lawsuit against Second Wind Consultants (“SWC”) in May 2019 included MMG as a plaintiff. The lawsuit brought claims of fraud in the inducement, unjust enrichment, and other monetary claims against SWC. The five parties suing SWC included Vivos IT, LLC, Maslow Media Group, Inc., Suresh Venkat Doki, Naveen Doki, and Silvija Valleru. The lawsuit related to a debt restructuring services agreement secured by Suresh Doki, Naveen Doki, and Silvija Valleru to assist the following then-owned Vivos entities: Maslow Media Group, Inc., Health Care Resources Network, Inc., Mettler & Michael, Inc., 360 IT Professionals, Inc., and US IT Solutions, Inc. SWC countersued all plaintiffs on September 30, 2019, seeking to collect the balance of $403 not paid by the Vivos Group. This was not disclosed to Maslow management or to Reliability before the Merger, which closed on October 29, 2019.

Maslow’s retained counsel filed a motion to include all original parties to the SWC agreement, and in March 2024, SWC petitioned the court for a summary judgment to which MMG filed opposition.

The Company could be subject to unknown liabilities incurred by its previous sole shareholder, Vivos Holdings LLC.

Maslow, subsequent to the Merger with Reliability, discovered that unbeknownst to them at the time of origination that it was guarantor or direct obligor for loans, advances, or other liabilities for the benefit of the Vivos Group and related entities. For example, we became aware of being a party to the SWC lawsuit in September 2022. There may be additional obligations of other Vivos Group entities for which Maslow may have liability as a result of these arrangements that are not known to the management of Maslow. These liabilities could have a material adverse effect on the Company and the value of the Common Stock. Reliability periodically runs lien checks to detect if there are any other new uncommunicated pre-existing liabilities on the record.

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

For the Company’s staffing, executive recruiting, and video production services, the success of the Company depends on the ability to attract and retain qualified employees who possess the skills and experience necessary to meet the requirements of clients or to successfully bid for new client projects. The legal dispute with the Vivos Group has negatively impacted the Company’s ability to attract and retain some top talent. The level of uncertainty since the legal dispute began in late 2019 until the arbitration award issued in August 2022 provided reason for concern for existing and prospective staff in remaining or joining the Company. The ability to attract and retain qualified employees could be impaired by improvement in economic conditions resulting in lower unemployment, increases in compensation, or increased competition. During periods of economic growth, the Company faces increasing competition from other staffing companies for retaining and recruiting qualified temporary and permanent employees, which in turn leads to greater advertising and recruiting costs and increased salary expenses. These problems can be exacerbated by the fact that the Company often must attract and retain employees with skills specific to the video production industry, which narrows the pool of available, qualified employees that the Company may draw upon. If the Company cannot attract and retain qualified temporary and permanent employees, the quality of its services may deteriorate and the financial condition, business, and results of operations may be materially adversely affected.

Our success depends to a large degree on growth in market acceptance of human resources outsourcing and related services we provide.

Because the majority of our revenues currently come from EOR services, a substantial portion of our success depends on the willingness of clients to outsource their contingent staffing requirements to a third-party service provider. Many companies have invested substantial personnel, infrastructure, and financial resources in their own internal HR organizations, and therefore, may be reluctant to switch to our solution. Companies may not engage us for other reasons, including a desire to maintain control over all aspects of their HR activities, a belief that they manage their HR activities more effectively using their internal administrative organizations, perceptions about the expenses associated with our services, perceptions about whether our services comply with laws and regulations applicable to them or their businesses, or other considerations that may not always be evident. We also lost some of our headcounts with existing clients who decided to convert placed resources to their payroll. This has had a modest impact on our business with a few clients. Additional concerns or considerations may also emerge in the future. We must address our potential clients’ concerns and explain the benefits of our approach in order to convince them to change the way that they manage their HR activities, particularly in parts of the United States where our Company and solution are less well-known. If we are not successful in addressing potential clients’ concerns and convincing companies that our solution can fulfil their HR needs, then the market for our solution may not develop as we anticipate, thus our business may not grow.

Any significant or prolonged economic downturn could result in clients using fewer staffing and executive recruiting services offered by the Company, terminating their relationship with the Company, or becoming unable to pay for services on a timely basis or at all.

Because demand for the types of services our Company offers is sensitive to changes in the level of economic activity, the Company’s business has in the past, and may in the future, suffer during economic downturns. Demand for the services we provide is highly correlated to changes in the level of economic activity and employment. Consequently, as economic activity begins to slow down, it has been the Company’s experience that companies tend to reduce their use of our services, resulting in decreased revenues and profit levels. In addition, the Company may experience pricing pressure during economic downturns, which could have a negative impact on the results of operations. Further, many of our clients are corporate media departments and broadcast networks. As a result, any industry downturn that affects these kinds of companies could have a major effect on our business.

The deterioration of the financial condition and business prospects of clients could reduce their need for the staffing and executive recruiting services we provide and could result in a significant decrease in the Company’s revenues and earnings derived from these clients. In addition, during economic downturns, companies may slow down the rate at which they pay their vendors, seek more flexible payment terms, or become unable to pay their debts as they become due.

In late 2022 and early 2023, some of our clients announced layoffs, which led to a reduced usage of our staff in 2023. Our two largest clients, however, increased their business as measured by revenue by 2% and 6%, respectively, in 2023 over 2022.

State unemployment insurance expense is a direct cost of doing business in the staffing industry. State unemployment tax rates are established based on a company’s specific experience rate of unemployment claims and a state’s required funding formula on covered payroll. Economic downturns have in the past, and may in the future, result in a higher occurrence of unemployment claims resulting in higher state unemployment tax rates. This would result in higher direct costs to us. In addition, many states unemployment funds were depleted during the recent economic downturn and many states have borrowed from the federal government under the Title XII loan program. Employers in all states receive a credit against their federal unemployment tax liability if the employer’s federal unemployment tax payments are current and the applicable participating state is also current with its Title XII loan program. If a state fails to repay such loans within a specific time period, employers in such states may lose a portion of their tax credit.

The Company is exposed to employment-related claims and costs, as well as periodic litigation that could materially adversely affect the Company’s financial condition, business, and results of operations.

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

We currently depend on two to four customers for a material portion of our net revenue. The loss of or a substantial reduction in business of one of these four customers would significantly reduce our net revenue and adversely impact our operating results.

Revenue reliance in 2023 was concentrated on two clients compared to 2022 when it was four clients delivering 10% or more the revenue. The top two revenue producing clients in 2023, Clients C (25.1%) and D (15.1%), produced 40.3% of the revenue whereas in 2022, Clients C (19.6%), D (12.9%), A (12.0%), and B (14.4%) brought in 58.8% of the revenue.

When comparing the top four irrespective of a 10% threshold, the four clients produced 57.7% in 2023 compared with the aforementioned 2022 total of 58.8%.

In terms of accounts receivable balances on December 31, 2023, Client D had 42.2% compared to 21.7% for the same period 2022. Client C had 19.9% and Client A had 12.3%, respectively in 2023, compared to Client C’s 18.5% and Client A’s 13.7% of accounts receivable on December 31, 2022. Client B had the largest share of accounts receivable on December 31, 2022 with 33.7%. But on December 31, 2023, Client B had only a 3.6% share of the accounts receivable. Client B’s drop was because Client B was eligible for an early payment discount which was taken.

The loss of or a substantial reduction in business from these four to five customers would have a significant negative impact on our business and our operating results. We may not be successful in finding a client or clients that could replace the level of loss of these customers, and as such, it could have a negative impact on our revenue and results of operations for a prolonged period.

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

The Company may outsource aspects of its business to lower cost of employment areas in the United States and potentially to places such as India. This outsourcing solution would focus predominantly on shared service activities which traditionally consist of back-office functions, such as “hire to retire,” “procure to pay,” and “order to cash” processes. Although a goal of outsourcing our operations is to reduce the operational costs of our business, it is possible that we will not realize any benefit from outsourcing such aspects of our business or even increase our overhead expenses. A transition may create the risk of errors and omissions or technical disruptions that could negatively impact our clients, and in turn, damage our reputation resulting in a loss of customers.

The Company depends on its management team to manage its business effectively.

The Company’s future success is largely dependent upon its ability to understand, develop, and execute the business plan and to attract and retain highly skilled management, operational, and executive personnel. Thus, the Company is highly dependent on its officers to provide the necessary skills, experience, and background to execute the Company’s business plan. Additionally, the employer of record business is a specialty service which requires a full understanding of the service and its merits to be able to educate clients and potential clients to win business and operate optimally. The loss of any officer’s services with this knowledge could stifle the Company’s growth for four to nine months, and could impede, particularly initially, the Company’s EOR business with existing clients, record and reputation with new clients, ability to develop and execute on its objectives, and as such, negatively impact the Company’s possible overall development.

To mitigate this risk, on September 1, 2021, Reliability entered into new employment agreements with President/CEO, Nick Tsahalis, and CFO, Mark Speck, respectively. The board of directors acted in accordance with the advice of its compensation committee to grant new employment agreements to Mr. Tsahalis, who has served as wholly owned subsidiary Maslow Media Group’s CEO since November of 2016, and Mr. Speck, who has served MMG as CFO since April of 2019.

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

The Company may face competition from other companies that offer similar solutions. Some of these potential competitors may have longer operating histories, greater brand recognition, larger client bases, and significantly greater financial, technical, and marketing resources than the Company possesses. These advantages may enable such competitors to respond more quickly to new or emerging trends and changes in customer preferences. These advantages may also allow them to engage in more extensive market research and development, undertake extensive far-reaching marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to potential customers, employees, and strategic partners. Increased competition may result in price reductions, reduced gross margin, and loss of market share. The Company may not be able to compete successfully, and competitive pressures may adversely affect its business, results of operations, and financial condition.

The staffing industry is highly competitive with low barriers to entry which could limit the Company’s ability to maintain or increase our market share or profitability.

The staffing services industry is highly competitive with limited barriers to entry. Although we specialize in EOR and providing staffing services specifically for video production where the market is not yet saturated by competitors, we still face significant competition on a national, regional, and local scale with full-service and specialized temporary staffing companies. We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.

Several of our existing or potential competitors have substantially greater financial, technical, and marketing resources than we do, which may enable them to:

●	Invest in innovative technologies;
●	Be more competitive in cash and price paid for acquisitions;
●	Devote greater resources to sales and marketing;
●	Aggressively price products and services below market rates; and
●	Offer better benefit packages that we may not be able to match.

The Company is subject to the potential factors of market and customer changes, which could result in our inability to timely respond to the needs of our clients.

The business of the Company is susceptible to rapidly changing preferences of the marketplace and its customers. The needs of customers are subject to constant change. Although the Company intends to continue to develop and improve its services to meet changing customer needs of the marketplace, there can be no assurance that funds for such expenditures will be available or that the Company’s competition will not develop similar or superior capabilities or that the Company will be successful in its internal efforts. The future success of the Company will depend in part on its ability to respond effectively to rapidly changing trends, industry standards, and customer requirements by adapting and improving the features and functions of its services. In the Company’s industry, failure by a business to adapt to the changing needs and demands of customers is likely to render the business obsolete.

Negative publicity could adversely affect our business and operating results.

Negative publicity about our industry or our Company, including the utility of our services, even if inaccurate, could adversely affect our reputation and confidence in and the use of our services, which could harm our business and operating results. Harm to our reputation can arise from many sources, including poor performance or misconduct by the workers we supply and recruit for our clients, misconduct by our partners, outsourced service providers, or other counterparties, and failure by us to meet minimum standards of service expected by clients in our industry.

The Company has generated revenues, but limited profits, to date.

The business model of the Company involves significant costs of services, resulting in a lower gross and net margin on revenues than many staffing businesses derive. Coupling this fact with the required operating expenses incurred by the Company, the Company has only generated approximately $1,000 in operating income and net income from operations in any one year, with a high net income of approximately $500 since 2015. Net income for the Company specifically was $386 in 2018, $195 in 2019, and in 2020, with the Company taking on the added expense of being a public company, additional expenses of approximately $900 for management compensation, administrative costs, D&O insurance, consulting, and legal fees for reporting and regulatory compliance, had the most impact on our incurring a net loss of $789. In 2021, the Company earned a record $7,893 in net income, but $9,631 was achieved as Other Income based on eligibility for government programs. The Company hopes and expects that as its business expands, it will enjoy economies of scale resulting in higher operating and net margins and improved cash flows, but there is no guarantee this will occur.

The Company may suffer from a lack of availability of additional funds.

We have ongoing needs for working capital in order to fund operations, pay costs associated with being a public company, and to continue to expand our operations. To that end, we will be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital on favorable terms, if at all. There is a potential that we will continue to lack shares of Company Common Stock available for equity financing. If additional debt is incurred, the Company may fail to comply with the terms of such financing, which could result in significant liabilities for our Company. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund liabilities, or (d) seek protection from creditors. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below the prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations. Our plan is to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties.

In addition, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be in terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in our Company.

Our acquisition strategy creates risks for our business.

We expect that we will pursue acquisitions of other businesses, assets, or technologies to grow our business. We may fail to identify attractive acquisition candidates, or we may be unable to reach acceptable terms for future acquisitions. We might not be able to raise enough cash to compete for attractive acquisition targets. If we are unable to complete acquisitions in the future, our ability to grow our business at our anticipated rate will be impaired.

We may pay for acquisitions by issuing additional shares of Common Stock, if such shares become available, which would dilute our shareholders, or by issuing debt, which could include terms that restrict our ability to operate our business or pursue other opportunities and subject us to meaningful debt service obligations. We may also use significant amounts of cash to complete acquisitions. Most acquisitions will include “Earn Out” provisions which ensure adequate generation of revenue and profits, but cash required to pay Earn Outs likely will exceed that total or incremental cash flow generated by the acquired business. To the extent that we complete acquisitions in the future, we likely will incur future depreciation and amortization expenses associated with the acquired assets. We may also record significant amounts of intangible assets, including goodwill, which could become impaired in the future. Acquisitions involve numerous other risks, including:

●	difficulties integrating the operations, technologies, services, and personnel of the acquired companies;
●	challenges maintaining our internal standards, controls, procedures, and policies;
●	diversion of management’s attention from other business concerns;
●	over-valuation by us of acquired companies;
●	litigation resulting from activities of the acquired company, including claims from terminated employees, customers, former shareholders, and other third parties;
●	insufficient revenues to offset increased expenses associated with the acquisitions and unanticipated liabilities of the acquired companies;
●	insufficient indemnification or security from the selling parties for legal liabilities that we may assume in connection with our acquisitions;
●	entering markets in which we have no prior experience and may not succeed;
●	risks associated with foreign acquisitions, such as communication and integration problems resulting from geographic dispersion and language and cultural differences, compliance with foreign laws and regulations, and general economic or political conditions in other countries or regions;
●	potential loss of key employees of the acquired companies; and
●	impairment of relationships with clients and employees of the acquired companies or our clients and employees as a result of the integration of acquired operations and new management personnel.

The Company may suffer from a lack of liquidity.

By incurring indebtedness, the Company may subject itself to increased debt service obligations, which could result in operating and financing covenants that would restrict our operations and liquidity. This would impair our ability to hire the necessary senior and support personnel required for our business, as well as carry out its acquisition strategy and other business objectives.

The Company has only been able to secure asset-based lending at this time.

The Company relies on its factoring relationship with Gulf Coast Bank which is based on accounts receivable balance. As of December 31, 2023, Maslow could raise an additional $2,624 in cash through factoring. In the past, Maslow has tried to tap non-asset-based lending but the market for such loans is challenging, and the Vivos Group’s association has prevented loans from proceeding in the past. Thus, at this time, Maslow is limited in borrowing based on the amount of unfactored accounts receivable that is available.

The Company services numerous geographic areas, and therefore may be subject to risks such as natural disasters and travel-related disruptions, which may materially adversely affect our business, financial condition, and results of operations.

We operate in all U.S. states and territories and in numerous countries around the world. To do so, we often send workers to locations that could be affected by a range of factors beyond our control that could adversely effect our ability to service our clients. These factors could also affect our employees, vendors, insurance carriers, and other contractual counterparties. Such factors include:

●	war, terrorist activities, or threats, and heightened travel security measures instituted in response to these events;
●	outbreaks of pandemic or contagious diseases or consumers’ concerns relating to potential exposure to contagious diseases;

●	natural disasters, such as hurricanes, fires, earthquakes, tsunamis, tornados, floods, and volcanic eruptions and human-caused disasters;
●	dangerous weather and even forecasts of severe weather, including abnormally hot, cold, and/or wet weather;
●	oil prices and travel costs and the financial condition of the airline, automotive, and other transportation-related industries, any travel-related disruptions or incidents and their impact on travel; and
●	actions or statements by U.S. and foreign governmental officials related to travel and corporate travel-related activities (including changes to the U.S. visa rules) and the resulting public perception of such travel and activities.

Any one or more of these factors could adversely affect our ability to offer services to clients, which could materially adversely affect our business, financial condition, and results of operations.

A downturn of the U.S. or global economy could result in our clients using fewer workforce solutions or becoming unable to pay us for our services on a timely basis or at all, which would materially adversely impact our business.

Because demand for workforce solutions and services, particularly staffing services, is sensitive to changes in the level of economic activity, our business may suffer during an economic downturn, which can be caused by such events as the COVID-19 pandemic. During periods of weak economic growth or economic contraction, the demand for staffing services typically declines. When demand drops, our operating profit is typically impacted unfavorably as we experience a deleveraging of our selling and administrative expense base as expenses may not decline as quickly as revenues. In periods of decline, we can only reduce selling and administrative expenses to a certain level without negatively impacting our long-term prospects. Additionally, during economic downturns companies may slow the rate at which they pay their vendors, or they may become unable to pay their obligations. If our clients become unable to pay amounts owed to us, or pay us more slowly, then our cash flow and profitability may suffer.

A client’s use of our services may be terminated on short notice, leaving us vulnerable to a significant loss in revenue.

Client staffing needs can change and, as a result, we could lose staffing or EOR headcount rather quickly. In early 2022, this was the case when Client A moved eight heads from our payroll to theirs and Client B’s loss of major sports program, which we staffed, to a competitor had approximately $1,800 impact to our revenues in 2023. In 2022, our client did not rebid on a government contract, and it was awarded to another party. The end customer required a minority or disadvantaged business to own the contract, a requirement that our Company does not meet. The result was a loss of approximately $130 in revenue in 2022 and $320 in 2023 revenue. A reduction in such needs and resulting loss of clients or placements at clients could result in a significant decrease in revenue within a short period of time that would be difficult to quickly replace.

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

Concentration Risk of Customers

Our business relies on relationships with several large customers to generate a large portion of our revenue. This revenue concentration in a relatively small number of customers makes us particularly dependent on factors affecting those companies. Workforce clients C, D, F, and A made up approximately 57.7% of our revenues in 2023. Whereas, in 2022, Workforce Clients C, D, B, and A, made up approximately 58.8% of our 2022 revenues.

As of December 31, 2023, Clients D, C, and A account for approximately 74.4% of our accounts receivable compared to the 2022 group of four (Clients C, D, B, and A) which comprised 87.6% of our receivables as of December 31, 2022.

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

The market price of Common Stock has been, and will likely continue to be, volatile for the foreseeable future. The market price of Common Stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below:

●	actual or anticipated fluctuations in our results of operations;
●	any financial projections we provide to the public, any changes in these projections or our failure to meet these projections;
●	lack of securities analyst coverage;
●	effect of applicable “penny stock” rules and FINRA Rule 2111;
●	failure of securities analysts to initiate or maintain coverage of our Company, changes in financial estimates by any securities analysts who follow our Company, or our failure to meet these estimates or the expectations of investors;
●	ratings change by any securities analysts who follow our Company;
●	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
●	changes in operating performance and stock market valuations of other business services companies generally, or those in our industry in particular;
●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
●	changes in our board of directors or management;
●	sales of large blocks of Common Stock, including sales by our executive officers, directors, and significant shareholders;
●	lawsuits threatened or filed against us;
●	short sales, hedging, and other derivative transactions involving our capital stock;
●	general economic conditions in the United States and abroad; and
●	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events.

In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many business services companies. Stock prices of many business services companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations, and financial condition.

Common stock is subject to risks arising from restrictions on reliance on Rule 144 by shell companies or former shell companies.

Under a regulation of the SEC known as “Rule 144,” a person who beneficially owns restricted securities of an issuer and who is not an affiliate of that issuer may sell them without registration under the Securities Act provided that certain conditions have been met. One of these conditions is that such person has held the restricted securities for a prescribed period, which is six months for common stock. However, Rule 144 is unavailable for the resale of securities issued by an issuer that is a shell company (other than a business combination related shell company) or, unless certain conditions are met, was, at any time, previously a shell company.

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

Although the Company filed Form 10 Information with the SEC on its Current Report on Form 8-K filed October 29, 2019, shareholders who receive the Company’s restricted securities will not be able to sell them pursuant to Rule 144 without registration until the Company has met the other conditions to this exception and then for only as long as the Company continues to meet the condition described in subparagraph (iii), above, and is not a shell company. No assurance can be given that the Company will meet these conditions or that, if it has met them, it will continue to do so, or that it will not again be a shell company.

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

The SEC adopted Rule 3a51-1, which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks and
●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person and
●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has enough knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form, sets forth the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of Common Stock and cause a decline in the market value of Common Stock.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA adopted Rule 2111 that requires a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer before recommending the investment. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy Common Stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We do not intend to pay dividends for the foreseeable future.

We have never declared nor paid any cash dividends on our stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors.

RISKS RELATED TO OUR PREVIOUS STATUS AS A SHELL COMPANY

We may have contingent liabilities related to our operations prior to the Merger of which we are not aware and for which we have not adequately provided for. For example, in October 2022, we learned about a Vivos IT, LLC lawsuit against Second Wind Consultants (‘SWC”) in May 2019 which included MMG as a plaintiff. SWC is seeking to collect the balance of $403 not paid by the Vivos Group. In July 2021 the Company paid $475 plus $3 in attorney fees to settle a debt owed by the Vivos Group to Libertas Funding, LLC (“Libertas”). This settlement relieved MMG from obligation to Libertas given the Vivos Group had included MMG as a signing company to its debt in July 2018. In March 2022, Vivos Real Estate defaulted on its mortgage loan with FVCBank for which Maslow was listed as a guarantor. In June 2023, this matter was resolved with the sale of the property, leaving Maslow with no liability.

Reliability identified as a shell company with no operating activities prior to the Merger. Upon completion of the Merger, we acquired all of the operations of The Maslow Media Group, Inc. Prior to the consummation of the Merger, Reliability, Incorporated was engaged from 1971 to 2007 in the design, manufacture, market, and support of high-performance equipment used to test and condition integrated circuits. This business was closed in 2007. We cannot assure you that there are no material claims outstanding, or other circumstances of which we are not aware, that would give rise to a material liability relating to those prior operations, even though we do not record any provisions in our financial statements related to any such potential liability. If we are subject to past claims or material obligations relating to our operations prior to the consummation of the Merger, such claims could materially adversely affect our business, financial condition, and results of operations.

RISK RELATED TO THE MERGER AND OWNERSHIP OF COMMON STOCK

Costs and risks associated with being a public company.

The company incurs costs with demands upon management and accounting and finance resources as a result of complying with the laws and regulations affecting public companies; any failure to establish and maintain adequate internal control over financial reporting or to recruit, train and retain necessary accounting and finance personnel could have an adverse effect on our ability to accurately and timely prepare our consolidated financial statements.

As a public operating company, we are now incurring significant administrative, legal, accounting, and other burdens and expenses beyond those of a private company, including those associated with corporate governance requirements and public company reporting obligations. We enhanced and supplemented our internal accounting department with additional accounting and finance personnel with public company experience and expertise, added requisite technical resources, as well as refined our quarterly and annual financial statement closing process, to enable us to satisfy such reporting obligations over the past four years. However, even with perceived success in doing so, there can be no assurance that our finance and accounting organization will be able to adequately meet the increased demands that result from being a public company.

Furthermore, we are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. In order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we are required to document and test our internal control procedures and prepare annual management assessments of the effectiveness of our internal control over financial reporting. These assessments will need to include disclosure of identified material weaknesses in our internal control over financial reporting. Testing and maintaining internal control over financial reporting will involve significant costs and could divert management’s attention from other matters that are important to our business. Additionally, we cannot provide any assurances that we will be successful in remediating any deficiencies that may be identified. If we are unable to remediate any such deficiencies or otherwise fail to establish and maintain adequate accounting systems and internal control over financial reporting, or we are unable to recruit, train, and retain necessary accounting and finance personnel, we may not be able to accurately and timely prepare our consolidated financial statements and otherwise satisfy our public reporting obligations. Any inaccuracies in our consolidated financial statements or other public disclosures (in particular if resulting in the need to restate previously filed financial statements), or delays in our making required SEC filings, could have a material adverse effect on the confidence in our financial reporting, our credibility in the marketplace, and the trading price of Common Stock.

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

Our Common Stock is not currently listed on a national securities exchange, and we do not currently meet the initial quantitative listing standards of a national securities exchange. We cannot assure you that we will be able to meet the initial listing standards of any national securities exchange, or, if we do meet such initial qualitative listing standards, that we will be able to maintain any such listing. Our Common Stock is currently quoted on the pink sheets OTC of the OTC Marketplace under the symbol of “RLBY,” and, unless and until our Common Stock is listed on a national securities exchange, we expect that it will continue to be eligible and quoted on the “pink sheets,” to which time we are eligible to apply to the OTCQB or OTCQX. In order to qualify for the OTCQB for instance, we would need our float to be a minimum of 10% of outstanding shares to even apply for an exception. Currently, our float is 10.4% of our outstanding shares. In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our Common Stock. In addition, if we continue to fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations normally deter broker-dealers from recommending or selling common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

We cannot predict whether there will be an active trading market for our Common Stock and the market price of our Common Stock may remain volatile.

Given our low float of approximately 30,129,085 shares and the absence of an active trading market, shareholders may have difficulty buying and selling our Common Stock at all or at the price you consider reasonable. Market visibility for shares of our Common Stock may be limited, which may have a depressive effect on the market price for shares of our Common Stock and on our ability to raise capital or make acquisitions by issuing our Common Stock.

Our compliance with regulations concerning corporate governance and public disclosure has resulted and may in the future result in additional expenses.

Evolving disclosure, governance and compliance laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 (“SOX”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act. New or changing laws, regulations, and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations, and standards of a public company are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

A series of legal actions and hearings took place starting in March of 2020 with the Vivos Group over Merger agreement violations and Vivos Group debt obligations. Arbitration was agreed to in the fall of 2021 by both the Vivos Group and MMG with the proceedings commencing in February 2022.

On August 31, 2022, the arbitrator issued the Award with the Company and MMG prevailing on their claims. The awards included citing of fraud damages. Supplemental awards were subsequently issued on May 17, 2023, October 10, 2023, and finally on October 27, 2023. Summarily, MMG was awarded the totals of all notes the Vivos Group had with MMG for its borrowings, the contracted interest, attorneys’ fees and expenses of $1,209, and a contract damage of $1,000, to be satisfied by the transfer of their shares of the Company Common Stock to the Company equal in value to $1,000. The aggregate amount of the Awards totaled $7,710.

The May 17, 2023 award also appointed a Receiver whose primary function is to collect the contract and fraud damages, including costs, expenses, and fees provided in the awards.

On December 29, 2023, the Circuit Court for Montgomery County, Maryland signed orders entering all three arbitration awards as judgments in Reliability’s case against the Vivos Group. These orders became final on January 29, 2024, when the appeal period expired for the defendants. The judgments are good for 12 years and can be enrolled in other states. Reliability has collectible judgments which the Receiver is now eligible to pursue.

The following represents legal proceedings where Vivos Group borrowings impact MMG:

In September 2022, MMG learned that a Vivos IT, LLC lawsuit against SWC in May 2019 included MMG as a plaintiff. The lawsuit related to a debt restructuring services agreement secured by Suresh Doki, Naveen Doki, and Silvija Valleru to assist the following then-owned Vivos entities: Maslow Media Group, Inc., Health Care Resources Network, Inc., Mettler & Michael, Inc., 360 IT Professionals, Inc., and US IT Solutions, Inc. SWC countersued all plaintiffs on September 30, 2019 seeking to collect the balance of $403 not paid by the Vivos Group. This was not disclosed to Maslow management or to Reliability before the Merger which closed on October 29, 2019.

Maslow’s counsel filed a motion to include all original parties to the SWC agreement, as two of the original parties were not in the original filings. SWC filed a motion for summary judgment and Maslow responded on March 18, 2024 opposing the motion.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS’ MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND HOLDERS

The Company’s Common Stock trades in the over-the-counter market under the symbol RLBY. The high and low sale prices for 2023 and 2022 are set forth below. High and low price is based on the last trading day of the quarter.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2023
High	$0.0590	$0.0425	$0.0549	$0.0550
Low	$0.0440	$0.0425	$0.0549	$0.0550

2022
High	$0.0570	$0.0580	$0.0583	$0.0420
Low	$0.0560	$0.0450	$0.0550	$0.0420

The Company paid no cash dividends in 2022 or 2023.

As of March 18, 2024, the last reported sales price for Company Common Stock was $0.0800 per share.

As of March 22, 2024, there were 525 holders of record of Company Common Stock.

EQUITY COMPENSATION PLANS

None

RECENT SALES OF UNREGISTERED SECURITIES

None

SHARE REPURCHASES

None

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our summary of consolidated historical financial data. You should read the information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended 2023 and 2022 and the balance sheet data as of December 31, 2023 and 2022 set forth below are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	December 31,
Balance Sheet Data:	2023	2022
Working capital	$7,913	$8,645
Total assets	$9,786	$13,490
Total outstanding borrowings, net	$174	$2,619
Total other long-term liabilities	$-	$-
Stockholders’ equity	$7,931	$8,671

	December 31,
Statement of Operation Data:	2023	2022
Revenues	$21,451	$25,725
Gross profit	3,039	3,494
Selling, general and administrative expenses	3,788	4,400
Operating loss	(749)	(906)
Interest income	25	53
Interest income from related parties	269	232
Interest expense	(92)	(171)
Other income (expense)	(179)	223
Income (loss) before income taxes	(726)	(569)
Income tax benefit (expense)	(14)	(170)
Net income (loss)	$(740)	$(739)

	December 31,
Net Income (Loss) Per Share:	2023	2022
Net income (loss) per share – basic	$.00	$.00
Net income (loss) per share – diluted	$.00	$.00
Weighted average shares outstanding – basic	300,000,000	300,000,000
Weighted average shares outstanding – diluted	300,000,000	300,000,000

	December 31,
Other Financial Data:	2023	2022
OIBITDA (1)	$57	$577

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

We define OIBITDA as operational earnings before interest expense, related party interest, income taxes, depreciation and amortization expense, loss on early extinguishment of debt and related party debt, transaction fees and costs related to our corporate overhead which consist mainly of costs associated with being a public company. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make like comparisons. Similarly, we omit depreciation and amortization because many other companies likely employ a greater amount of property and intangible assets. We omit corporate or non-operating costs as they are meant to be allocated against a larger operational base which our business plan outlines. As we grow our operations organically and through M&A activities these corporate costs are absorbed more equitably, we will use Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) as our means of measuring comparable operational performance to other companies in our industry. We also believe that investors, analysts, and other interested parties view our ability to generate OIBITDA as an important measure of our operating performance and that of other companies in our industry. OIBITDA should not be considered as an alternative to net income (loss) for the periods indicated as a measure of our performance.

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

OIBITDA calculation comparison for the years ended December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Operating income (loss)	$(749)	$(906)
Depreciation and amortization	18	32
Sales, general, and administrative	788	1,451
	$57	$577

Operational performance comparison for the years ended December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Revenue	$21,451	$25,725
Gross profit	$3,039	$3,494
OIBITDA	$57	$577
Net income (loss)	$(740)	$(739)

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

EXECUTIVE OVERVIEW

Although 2023 saw decreases in revenue by $4,274 and gross profits by $455 to those earned in 2022, our operating margin had a favorable variance by $156 to 2022, as SG&A expenses were lowered by $611 to $3,788. This resulted in a reduction in our operating loss of $749 compared to $906 in 2022. With Other Income consisting of one-time nonoperational costs of $179 and state tax costs at $14, the consolidated net loss landed on $740 which was $1 below 2022’s net loss of $739.

As expected, two large clients combined for a steep decline of $3,583 that accounted for approximately 84% of our $4,274, or 16.6%, unfavorable revenue variance to 2022’s $25,725. One lost sports programming to a competitor in a bid that resulted in about $2,100 a year revenue loss for MMG. The $21,451 in revenue in 2023 was also $4,795, or 17.2%, less than our 2021 revenue total of $26,246.

Gross profits did not dip quite proportionately, as lower costs of revenue resulted in 2023 gross profit of $3,039, $455 less than the $3,494 in gross profit earned in 2022 a 13% variance. The 2023 gross profit of $3,039 is off the pace by $227, or 6.9%, of the $3,266 in gross profit produced in 2021.

Gross profit margins (“GM”) however were up for the fifth year in a row reaching 14.2% in 2023 versus 13.6% in 2022 and 12.4% in 2021. This represents a 7.6% compounded annual growth rate (CAGR) over the last four of those years.

This consistent improvement of gross margins over the past four years was driven by several factors including contract extension price increases, changes in volume discounts, billing for added overhead, our client mix where the change has been favorable to company terms, and our service mix in which a greater share of our business has shifted to higher margin services. But in 2023, the catalyst driving the margin up 80 basis points is the performance of our Direct Hire business, which delivered $199 in revenue at a gross margin of 90.8%. These were both highs since we began increasing our focus and volumes in this area of the business in 2021.

Although we did not have arbitration preparation and hearings in 2023 (see Note 1) absorbing our leadership’s focus as it did in 2022, the progression of legal activities in finalizing the awards, including the petition for legal fees, which was honored, filing with the court system, and dealing with the lawsuit related to the Vivos Group and Second Wind (See Item 1A), which was discovered too late to be included in the arbitration proceedings, was still quite time consuming. The time, effort, and expense put into these efforts detracted from officer focus on sales, strategy, and our ability to fully drive stockholder value.

Demand for Maslow EOR services has not recovered to pre-2020 COVID-19 (“COVID”) levels as the foundational Media clients businesses were profoundly impacted by the stay at home and vaccination mandates. Consequently, our business has not only failed to recover to 2019 levels, our revenues declined over the past four years, as a myriad of events outside our control took place, including conversions from our payroll to clients’ payroll, programming discontinued, media budgets curtailed for various reasons, or in one case a loss of a government contract which we subbed, because our client failed to re-bid without notification.

Additionally, we had just $356 in new client revenue in 2023, which was only marginally better than the $333 new client revenue produced in 2022. We did see an increase in the 2022 new client revenue in 2023 as it rose to $404, and one 2023 new client is among our top 25 revenue producers this year. Although these new clients have not produced large swaths of revenue over the past two years, they have the potential in the future to be $500- to $1,000- a-year clients in that there are a few sizable news networks and trade organizations that we expect to see staffing increases in 2024 and beyond (see below).

Despite the revenue decline, MMG’s gross profit margins continue to increase year-over-year for the fifth straight year from 10.3% in 2018 to 14.2% in 2023. This softened the gross profit variance from being as high as revenue and at $3,039 landing $455 off 2022’s $3,494 by 13.0%.

EOR revenue decline of $4,066 made up 95.1% of the $4,274 variance between 2023 and 2022. Our non-EOR revenue consisting of Contingent and Direct Hire Staffing and Video Production tallied $3,623, which was $208, or 5.4%, off of revenues produced in 2022.

Margin performance continued to flourish as a $100 increase, $199 from $99 in 2022, in direct hire revenues had the largest impact on triggering gross margins reaching 14.2% for the year ending December 31, 2023. Because this additional $100 created approximately $91 gross profit, the 2023 company annual gross margins improved to 14.2%, otherwise it would have landed on 13.8%.

The other contributor leading to a 20-basis point increase in gross margins was EOR, which reached an all-time high of 12.2% - a twenty-point increase over 12.0% in 2022. This was in stark contrast to the EOR gross margin average in 2021 of 9.8%.

But what could be managed somewhat proportionately in 2023 was our SG&A, which decreased by $611, or 13.9%, enabling our operating income to improve on 2022’s total by $156 to a loss of $749 versus $906 in 2022.

SG&A reduction drivers were lower salaries, taxes, and benefits (referred to as “Loaded salaries”), with operational loaded payroll lower by $75, legal and other fees associated with the Vivos Matter down $434 from 2022, business insurance and commercial legal down $46 and $39, respectively.

As far as cash is concerned, in 2023 our cash position remained relatively strong due to our receiving $1,209 in Employee Retention Credits (ERC) which was our final payment for this program. This coupled with a new financing agreement with American Express (See Item 7: Liquidity and Capital Resources below) enabled MMG not only to accelerate cash that otherwise would not be paid for approximately 90 days but allows for proceeds to immediately booked against the accounts receivable as opposed to crediting factoring as short-term debt. When compared with GAAP accounting for factoring, the difference is profound.

This change resulted in our Current Ratio rising to 5.27 from 2.79, and our Quick ratio to 2.06 from 1.36, from 2023 to 2022, respectively.

Our working capital, which includes repayment of Vivos Debtors as of December 31, 2023, was $7,913 versus $8,645 on December 31, 2022. Our adjusted working capital excluding the $5,501 in Vivos Debtor notes is $2,412.

2024 and Beyond

In late December 2023 in time for the first payroll of 2024, we formally transitioned our HR and Payroll solution from Paycom to ADP, a more comprehensive and robust HR and Payroll solution. This transition will allow us to provide cloud-based tools to our dispersed employee population and our national clients providing them with a more seamless experience. In addition, ADP’s tools will automate processes that were previously manual and provide our corporate teams with an integrated Recruiting, Onboarding, Benefits, Performance Management, Scheduling, Time Keeping, Payroll, and Manager and Employee self-service solutions to support clients workforce management needs. ADP’s reporting, predictive analytics, and proactive compliance features will allow our corporate teams to foresee trends and make informed decisions to better partner with our clients. We feel strongly after the implementation pain has subsided, our ADP tech stack will add value and save immeasurable time for MMG, our employees, and our clients. ADP’s Workforce Now is just one of several reasonably priced innovative technologies we are investing in starting in 2024.

Although we had stated a year ago, we would bring on additional staffing professionals to grow the staffing side of our business, we only progressed modestly. Our business development with some rewards that were not realized during 2023 as a couple clients expected to be top 10 revenue producers (revenue greater than $500 a year) not beginning staffing activities with us in 2023. But in 2024, we are beginning to see a ramp up in business from one customer who signed a $1,500 Statement of Work (“SOW”) with us at the end of 2022 through 2025.

Additionally, we are seeing improvements in our pipeline with new opportunities than we have ever had, and existing large clients giving us assurances that their volumes will continue to increase at even more rapid levels in 2024. We expect our Direct Hire business to grow in 2024 as a number of existing clients took advantage of our expertise and speed of filling roles outside the Media space. This success should enable us to fill even more diverse functional openings in 2024 and beyond. As we do the same for our other large clients, so should our opportunity to increase our requisition volume and convert to fills and revenue.

EOR has been the Company’s primary revenue source for many years, and it represented 83.1% in 2023. Our challenge over the past four years has been maintaining the large base of clients and employees post COVID as the Media functions in some large corporates especially have cut back on media activities and personnel. Despite lower payrolls for some, the challenge with EOR is the complexity of managing HR and Payroll for a myriad group of clients who vary significantly in uniformity and have unique needs that absorb our staff’s attention. This client service intensity is somewhat unique to Media EOR than to other EOR providers due to the idiosyncratic ways that employee time is scheduled, tracked, recorded, and managed. This complexity is why we have added client service and HR personnel and technology to best service our gold star clients.

Hence, our goal is to maintain and build on our legacy client foundational relationships while putting our foot on the proverbial gas pedal to develop much more contingent contract staffing and direct hires. And in doing so, our goal is to increase our staffing business by supporting other functions outside of Media such as Administrative, Accounting and Finance, HR, and IT. To that end, we will add two more staffing-experienced sales representatives in the first half of 2024.

Virtual staffing is no longer a limited niche for certain companies and certain positions. Virtual scenarios are also favored by Generation Z, which values work-life balance as one of the most crucial factors when deciding on a company for which to work. Considering the benefits that remote working offers, and the keen interest shown by employees from different age groups, we believe that remote working will be prevalent in 2024 and beyond. This paradigm, however, should not adversely impact MMG, in that whether jobs are filled virtually or not, MMG has the pipeline of talent to fill these diversified roles.

Furthermore, we still believe given the changing nature in specialized staffing, there exists a greater opportunity to expand our EOR business as it offers businesses of all types and industries, more flexibility in on- and offboarding employees, as well as managing 1099 risk. As for staffing outside of Media, we believe it will grow, but there are also opportunities to get into staffing specialties which represent areas where we see the most rebound or a robust demand.

This shift in focus to staffing will also have a positive impact on gross margins as we saw 19.3% gross margins in 2023 for Media personnel and 23.1% for IT. We expect blended rates to be in low 20s in the future, which with volume will continue our ascent in converting a much higher percentage of our revenues to gross profit.

As a result, we continued to move forward with our diversified offerings with an eye on our future specialization staffing strategy, updating our already expert operating model, and organizing our business to maximize acquisition and retention of client accounts.

Once the Vivos Matter judgements are recovered, the Company may contemplate moving forward with its original plans to increase outstanding shares by authorizing new ones or via a reverse split to acquire synergistic staffing companies to grow more quickly. The Company would also like to move to the OTCQB and/or OTCQX on its way to eventually being listed on the NASDAQ Exchange. The Company continues to work towards meeting all of the requirements to pursue listing the OTCQB or OTCQX exchanges. Once collection of the Vivos Debtors has taken place, MMG may consider moving forward with this initiative.

COMPANY OVERVIEW

Maslow is a national provider of employer of record (EOR), recruiting and staffing services, consisting of media, IT, and administrative resources. We provide services to client primarily within the United States of America.

Our services consist of:

●	Employer of Record (“EOR”): A unique workforce solution for any organization who seeks efficiency in employee administrative management including payroll and benefits, labor risk associated with compliance with federal-state and local regulations including Fair Labor Standards Act (“FLSA”), in onboarding and offboarding employees, and in managing benefit costs. One major difference in this service offering is that our customers usually source the talent and MMG hires and leases the employees to our customers.
●	Recruiting and Staffing: Staffing covering a wide variety of specialties: media, information technology (“IT”), accounting and finance, HR, marketing, sales, and other administrative personnel.
●	Video and Multimedia Production: With 35 years of experience, the Company’s subsidiary, Maslow, offers script-to-screen expertise including producers, audio engineers, editors, broadcasters, makeup artists, camera crews, Gaffers and grips, drone operators, and more.
●	Direct Hire: We strategically recruit and fill a variety of fulltime roles for our customers which is only limited by our recruiting capabilities which are already quite diverse.

The Company’s subsidiary, The Maslow Media Group, Inc., is currently the only operating entity for the business. After our Merger in October 2019, nonoperational expenses (e.g., public company fees, D&O insurance, investor relations, etc.) were assigned at the corporate level. This enables a more pristine, focused view of the operational side of the business we refer to as Operational Income Before Interest, Taxes, Depreciation, and Amortization (OIBITDA).

RESULTS OF OPERATIONS

Maslow had revenues totaling $21,451 in 2023, which was a $4,274 decrease (16.6%) from the $25,725 in revenue produced in 2022. The decline can be attributed to four predominantly EOR clients which curtailed revenue by $4,066 in 2023 when compared to same period ending December 31, 2022.

These clients simply scaled back their media budgets and/or converted and/or replaced our staff to and with their own.

Conversely, we added $1,098 from 10 accounts that had equal or greater than $50 in revenue in 2023 from 2022. Client C stepped up their programs by 6.8% to approximately $5.4 million in revenue as did several other clients in the insurance, education, and healthcare space.

From a revenue contribution standpoint, our top 10 clients represented $18,526 in revenue, which is 86.4% of our $21,451 in 2023 revenue. This is an increase in top 10 revenue reliance as in 2022 the top 10 represented 85.9%, as $22,095 came from $25,725 of revenue.

$32 in rebates were issued in December 2023, which was $1 more than a year ago when they were $31 in 2022.

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenues, and were derived from our consolidated financial statements.

	December 31,
	2023	2022
Revenue	$21,451	$25,725
Cost of services	18,412	22,231
Gross profit	3,039	3,494
Selling, general and administrative expenses	3,788	4,400
Operating loss	(749)	(906)
Interest income	25	53
Interest income from related parties	269	232
Interest expense	(92)	(171)
Other income (expense)	(179)	223
Income/(loss) before taxes	(726)	(569)
Income tax benefit (expense)	(14)	(170)
Net Income (Loss)	$(740)	$(739)

Revenues: By Segment

	2023	% of Revenue	2022	% of Revenue
EOR	$17,828	83.1%	$21,894	85.1%
Recruiting and Staffing	3,098	14.4%	3,468	13.5%
Video and Multimedia Production	326	1.5%	264	1.0%
Direct Hire	199	0.9%	99	0.4%
Total Revenue	$21,451	100%	$25,725	100%

Employer of Record (EOR) Revenues: EOR represented 83.1% of our revenue in 2023 as opposed to 85.1% in 2022. The change was driven more by the EOR revenue decline by $4,066 than a shift to our other business segments. However, those business segments saw a decline of $208, or 4.9%, versus 18.7% for EOR 2023 to 2022. Our number one revenue producer (Client C), which is an EOR client, increased its revenue by $343 but clients A and B had a combined drop in revenue by ($3,583) due to converted employees, lost programming, and otherwise weaker demand. Two mid-sized clients communicated to us during the year their need to reduce their media budget as a needed cost savings measure, dropping their 2023 revenues by $460 and $154, respectively, when compared to 2022.

Recruiting and Staffing Revenues: Staffing revenues slid by $370, or 10.7%, to $3,098. IT Staffing increased by $54, while our Media Staffing division was down $424, or 13.3%, to our 2022 performance. Media Staffing at $2,752 represented 12.8% of total 2023 annual revenue, whereas it represented 12.3% of 2022 annual revenue. The loss of two government agencies and a government contract as a sub, which it elected not to rebid on, accounted for $384. Outside of these account losses, our other 20 staffing clients, plus a new one, combined for a year-over-year increase in Recruiting and Staffing revenue of $14.

Video and Multimedia Production Revenues: Video Production, which includes managed services and project freelance work, increased its revenue in 2023 by $62 to $326 when compared to 2022’s $264. Video Production represented 1.5% of 2023 revenue, a 50% improvement in segment share when it represented 1% of revenue in 2022.

Gross Profit: Gross profit represents revenues from services less cost of services expenses also referred to as Cost of Revenue (COR), which consist of payroll, payroll taxes, benefits, payroll-related insurance, union benefits, field talent, allocation of recruiting Software as a Service (“SaaS”), and reimbursable costs for out-of-pocket items.

Our Gross Profits in 2023 of $3,039 were short of 2022’s $3,494 by $455, a 13.0% negative variance.

Our gross margin is the percentage of revenue after cost of revenue (COR). Gross margins increased 60 basis points in 2023 to 14.2% from 13.6% in 2022. The catalyst in 2023 was the $100 increase in our Direct Hire business which accounted for the 40-basis point difference. EOR’s 20 basis point increase to 12.2 accounted for the remaining 20 points of the 60-point increase in 2023 from 2022. This was the fifth consecutive year in which MMG was able to increase its gross margins, with the compounded annual growth rate (CAGR) of such increases being 6.6%. Since 2019, the CAGR is 7.6%.

Our EOR margins, which a year ago increased 0.2%, or 2.2 points, from 9.8% in 2021 to 12.0% in 2022, continued to remain strong at 12.2% versus 12.0% in 2022.

EOR margins, which were 9.2% in 2020 and 9.8% in 2021, rose 32.6% and 24.9%, respectively, due to price changes to several clients at their contract renewal, a mix in client revenue, favoring those with higher contractual margins, increased use of higher margin W2 over 1099 workers, and equipment rental pricing change which enabled our gross margins to flex.

Non-EOR margin performance climbed 1.5% to 23.9% from 22.4% when comparing 2023 to 2022. However, Media Staffing was off 2022’s 20.3% GM to 2023’s 19.3% as the loss of one of the aforementioned clients alone prevented Staffing margins from reaching 20.6% which otherwise would have exceeded 2022’s 20.3% performance.

Video Production and Direct Hire margins at 23.0% and 90.8% in 2023 were only slightly off 2022’s 23.5% and 90.9%, respectively.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses decreased $611 to $3,788 in 2023 compared to $4,400 in SG&A in 2022 largely because of lowering of legal and other professional service fees associated with the Vivos Matter by $434, $440 when looking at commercial and Vivos Matter legal costs only; while loaded salaries were $187 favorable to 2022, and liability insurance was lowered by $46. The loaded salaries reduction was driven by bonuses being lowered by $156, commissions by $46, and salaries by $37.

Corporate non-operational costs totaling $788 were $663, or 45.7%, favorable when compared to the same period ending December 31, 2022 when they reached $1,451. Corporate non-operational costs consist predominantly of public company costs as well as those related to the Vivos Matter.

From an MMG operational perspective, SG&A was up $51 in 2023 from 2022. Salaries, inclusive of commissions, payroll tax, and bonus rose $25 in the year ending December 31, 2023 compared to same period in 2022. $75 of the increase were salary based alone as we bolstered client services, sales, and HR personnel while making sacrifices elsewhere. The salary increases by department were driven by Client Service loaded salaries up $59 as we added headcount to focus on existing and new clients. Our Human Resource (HR) department which includes operational field support rose $48 through headcount growth. Conversely, Sales and Marketing department loaded salaries were favorable by $36 because commission payments were down by $63, accounting and finance down $5, and Video Production loaded salaries reduced by $14.

Operational nonwage and benefit costs savings were derived in commercial legal fees by $39, dues and subscriptions by $17, and depreciation and recruiting software, each by $13.

Overall, staff health benefits were up $11 due to an increase in premium costs and accrued leave up $33. The only other notable cost increases in 2023 over 2022 were staff meetings by $31, necessitated by our virtual model; marketing and promotion by $26, as investments were made in digital marketing; and contract services by $15.

Interest Income: Interest income from related parties increased by $37 from $232 to $269. Maslow earned an additional $25 interest income; $8 of which was federal interest received for the delay in receipt of the 2021 second quarter ERC which was not deposited until April 28, 2023; and $17 from the money market interest on mostly those very same funds.

Other Income (Expense): In 2022, $223 was netted mainly from $211 in additional ERC funds from the IRS for our 941X submission for the first quarter 2021, which we thought a portion to be ineligible when it was filed. These earnings were eroded slightly by legal fees associated with the SWC matter. In 2023, the results are flipped by $402 as we accumulated only nonoperational costs, which were legal fees for the SWC matter ($65), and for restructuring severance and related legal fees ($114).

Interest Expense: Interest expense was the lowest it has been since 2016 at $92 in 2023 versus $171 in the year ending December 31, 2022. This represents a $79 positive variance which was enabled by the ERC cash which in turn eliminated our need to factor (borrow) from May until the end of December 2023.

Income Taxes: Income tax expense in 2023 was $14 compared to $170 for the year ending December 31, 2022. 2023 taxes booked covered several state income taxes which had minimum tax requirements.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements are driven predominantly by EOR field talent payments, SG&A salaries, public company costs, interest associated with factoring, legal costs associated with the Vivos Matter, and client accounts receivable receipts. Since receipts from client payments are on average 69 days behind payments to field talent, working capital requirements can be periodically challenged. We have a factoring facility with Gulf Coast Bank, which advances 93% of our eligible receivables at an advance rate of 15 basis points, an interest rate of prime plus 2%, with our prime floor rate at 4%.

Additionally, in April 2023, we entered into a Buyer Initiated Payment (“BIP”) agreement with American Express (“Amex”) which enables MMG to be advanced 100% of purchase order approved invoices minus a flat interest rate percentage that is based on that day’s submitted invoice volume. The greater the volume the lower the interest rate charged. This has had a profoundly positive impact on our ability to accelerate cash conversion and lower DSO as well as our borrowing costs.

As of December 31, 2023, 87.4% of our $2,993 in accounts receivable was current compared to 66.3% out of $5,750 which was current on December 31, 2022. As of December 31, 2023, 98.0% is current to 30 days past due compared to 87.5% a year ago, 0.9% between 31 and 60 days past due versus 11.6% in 2022, and 0.6% between 60 and 90 days versus 0.4% at the end of 2022, and 2023’s 0.5% for 90 days and greater past due which was on par for the portion greater than 90 days in 2022.

Our primary sources of liquidity are cash generated from operations via accounts receivable and borrowings under our Factoring Facility with Gulf Bank (“Gulf”), and Amex’s BIP, with the former enabling access to the 7% unfactored portion. Because certain large clients a few years ago changed their payment practices announcing 60- and 90-day terms amounting to a unilateral extension to contractual terms by 30-60 days, we can be adversely impacted since Gulf no longer provides credit if an account obligor pays more than 120 days after the invoice date. However, since Gulf covers two of the companies that have moved to 90-day terms, it reduces that burden on us.

Our primary uses of cash are for payroll to field talent, corporate and staff employees, related payroll liabilities, operating expenses, legal fees relating to the Vivos matter and the SWC lawsuit, public company costs, including but not limited to general and professional liability and directors and officer’s liability insurance premiums, legal fees, filing fees, auditor and accounting fees, stock transfer services, and board compensation; followed by cash factoring, and BIP borrowing interest; and cash taxes. As of March 17, 2024, we have no long-term debt payments.

Since we are an EOR with the majority of contracted talent paid as W-2 employees who are paid known amounts on a consistent schedule, our cash inflows do not typically align with these required payments, resulting in temporary cash challenges, which is why in the past we employed factoring. Because we do also employ 1099 contracted firms and individuals with payments terms which vary from immediate to 30 days, our cash requirements can be quite variable.

Vivos Debtors as of December 31, 2023 had notes receivable totaling $5,501, including default on a $3,000 promissory note and on a $750 tax obligation in December 2019.

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

In April 2023, we received our final ERC payment of $1,209 as the ERC did help bolster our cash reserves over the past three years.

As of December 31, 2023, our working capital was $7,913 compared to $8,645 on December 31, 2022 and $9,361 at the end of 2021. We are due an additional approximate $138 for tax abatements that we negotiated with the IRS for the tax period 2016-2019.

In 2023, our 2022 10K stated we would be adding $350 to our SG&A for growth, and although we did begin the investments on personnel, we did not begin implementing our new ADP Workforce Manager and Workforce Now Payroll and HRIS system as soon as originally planned as it went live late December 2023. Additionally, due to lower revenue than anticipated and the Vivos Matter not settling as anticipated, certain initiatives were not pursued.

In 2024, we do anticipate approximately $350 in incremental SG&A, as we continue to invest for growth as heads will be added for sales, recruiting, and human resources, as well as an expected increase in legal fees associated with the receiving process, liability insurance based on improved D&O coverage, and payroll fees associated, and with ADP’s Workforce Now. We also factored in price increases due to inflation but at a lower rate than a year ago.

For 2023, a summary of our operating, investing, and financing activities is shown in the following table:

	December 31,
	2023	2022

Net cash provided by (used in) operating activities	$3,016	$(1,427)
Net cash used in investing activities	(9)	(9)
Net cash provided by financing activities	(2,412)	1,639
Net change in cash and cash equivalents	$595	$203

Operating Activities

Cash employed by operating activities consists of net income (loss), adjusted for non-cash items, including depreciation and amortization, and the effect of working capital changes. The primary drivers of cash inflows and outflows are factoring, accounts receivable, and accrued payroll and expenses.

During 2023, net cash provided by operating activities was $3,016, an increase of $4,443 compared to ($1,427) in 2022. This increase is primarily attributable to trade receivables providing $3,344 more in converted cash than 2022, while accrued payroll shrank comparatively by $304, coupled with $505 less in cash accumulated for taxes in 2022 based on 2021’s net profit.

Investing Activities

Cash used in investing activities consists primarily of cash paid for capital expenditures. Only laptops were purchased in 2022 and 2023.

Financing Activities

Cash used in financing activities in 2023 was ($2,412) as compared to cash employed for the same purpose totaling $1,639 in 2022. Our borrowing was $10,204 and repayment of $6,085 less in 2023 than in 2022 as we repatriated all factoring cash by July 2023. We only began borrowing again in late December 2023 and landed on $174 due to Gulf compared to $2,619 at the end of 2022.

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

We derive our revenues from four segments: EOR, Recruiting and Staffing (temporary), Direct Hire and Video and Multimedia Production. Revenues are recognized when promised services are delivered to a client, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Revenues as presented on the consolidated statements of operations represent services rendered to client less variable consideration, such as sales adjustments and allowances. Reimbursements often related to out-of-pocket expenses, and equipment leasing are also included in revenues, and equivalent amounts of reimbursable expenses and leased costs are included in cost of services.

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

Direct Hire revenue is recognized on the date the candidate’s full-time employment with the customer has commenced. The customer is invoiced on the start date, and the contract stipulates payment due under varying terms, typically 30 days. The contract with the customer stipulates a guarantee period whereby the Company will replace the candidate free of charge if the employee is terminated within the first 90-day period. As such, the Company’s performance obligations are satisfied upon commencement of employment, at which point control has transferred to the customer.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks from transactions we enter into the normal course of business. Our primary market risk exposure relates to interest rate risk, which currently is tied to the Prime Interest rate.

INTEREST RATES

Our Factoring Facility is priced at a variable interest rate of prime plus 2% with a 15-basis point advance rate with a floor of 4%. Accordingly, future interest rate increases could potentially put us at risk for an adverse impact on future earnings and cash flows.

Our Amex BIP interest rate is paid upon invoice submission at a fixed percentage based on the submission total. Invoice(s) under $10 cost 2.05%, those between $10 and $200 cost 1.55% of the invoice total, and a submission of invoice or invoices greater than $200 is subject to a 1.05% cost. Since MMG submissions average between 10 and 200, our average fee is 1.55% for invoices payable in 90 days, averaging 100. This translates into an approximate APR of 6.2% which is 5.3% better than our factoring rate given the current prime interest rate as of March 17, 2024 of 8.5%. At a DSO of 52, our Factoring APR is approximately 11.5%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

18012 Sky Park Circle, Suite 200 Irvine, California 92614 tel 949-852-1600 fax 949-852-1606 www.rjicpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Reliability Incorporated:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Reliability Incorporated and Subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the Audit Committee of the Board of Directors and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Recoverability of Notes Receivable from Related Parties

As discussed in Notes 9 and 11 to the consolidated financial statements, the Company has significant related party transactions and arrangements with the majority owners of the Company and other companies owned by the majority owners. In addition to holding several receivable agreements, including notes receivable with these related parties, in 2022, an arbitrator issued an award in favor of the Company against one of the majority owners and other companies owned by the majority owner.

We determined the recoverability of the related party notes receivable (recoverability of RP notes) as a critical audit matter. Auditor judgment was involved in assessing the sufficiency of the procedures performed to assess the collectability of the notes receivable from related parties.

The following are the primary procedures we performed to address this critical audit matter. We performed the following procedures to evaluate the recoverability of the RP notes by the Company:

●	Sent and inspected questionnaires from the Company’s officers;
●	Evaluated and reviewed the Company’s reconciliation of the notes receivable from related parties;
●	Read the Company’s minutes from meetings of the Board of Directors;
●	Reviewed public filings, external news, and research sources for information related to transactions between the Company and related parties;
●	Confirmed with the Company’s management and its outside counsel as to the award granted by the arbitrator; and
●	Reviewed management’s assessment of the collectability of these balances due from related parties.

We have served as the Company’s auditor since 2009.

Ramirez Jimenez International CPAs

Irvine, California

April 1, 2024

RELIABILITY INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$822	$227
Trade receivables, net of allowance for credit losses	2,993	6,337
Retention credit receivable	10	1,219
Notes receivable from related parties	5,501	5,251
Prepaid expenses and other current assets	442	430
Total current assets	9,768	13,464
Other intangible assets, net	3	-
Property, plant and equipment, net	15	26
Total assets	$9,786	$13,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Factoring liability	$174	$2,619
Accounts payable	548	698
Accrued expenses	290	339
Accrued payroll	637	981
Deferred revenue	206	176
Income taxes payable	-	6
Total current liabilities	1,855	4,819
Total liabilities	1,855	4,819
Commitment and contingencies (Note 9)
Subsequent events (Note 14)
STOCKHOLDERS’ EQUITY
Common stock, without par value, 300,000,000 shares authorized, 300,000,000 issued and outstanding as of December 31, 2023 and 2022	-	-
Additional paid-in capital	750	750
Retained earnings	7,181	7,921
Total stockholders’ equity	7,931	8,671
Total liabilities and stockholders’ equity	$9,786	$13,490

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Years Ended December 31,
	2023	2022
Revenue earned
Service revenue	$21,451	$25,725
Cost of revenue
Cost of revenue	18,412	22,231
Gross profit	3,039	3,494
Selling, general and administrative expenses	3,788	4,400
Operating loss	(749)	(906)
Other income (expense):
Interest income from related parties	269	232
Interest income	25	53
Interest expense	(92)	(171)
Other income (expense)	(179)	223
Loss before income tax expense	(726)	(569)
Income tax expense	(14)	(170)
Consolidated net loss	$(740)	$(739)
Net loss per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Share used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2023 and 2022

(amounts in thousands, except per share data)

				Additional
	Common Stock			Paid-in	Retained	Total
	Shares	Amount		Capital	Earnings	Equity

Balance, January 1, 2022	300,000,000		$-	$750	$8,660	$9,410
Net loss					(739)	$(739)
Balance, December 31, 2022	300,000,000		$-	$750	$7,921	$8,671
Net loss		$		$	$(740)	$(740)
Balance, December 31, 2023	300,000,000		$-	$750	$7,181	$7,931

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(740)	$(739)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18	32
Accrued interest	(284)	(232)
Changes in operating assets and liabilities:
Trade receivables	3,344	39
Retention credit receivable	1,209	1,304
Prepaid expenses and other current assets	(13)	(99)
Accounts payable	(149)	(507)
Accrued payroll	(344)	(648)
Accrued expenses	(49)	(65)
Deferred revenue	30	-
Other liabilities	-	(1)
Income taxes payable	(6)	(511)
Net cash provided by (used in) operating activities	$3,016	$(1,427)
Cash flows from investing activities:
Purchase of fixed assets	(9)	(9)
Net cash used in investing activities	$(9)	(9)
Cash flows from financing activities:
Proceeds from the factoring facility	3,768	13,972
Repayments to the factoring facility	(6,214)	(12,299)
Advances to related parties	34	(34)
Net cash provided by (used in) financing activities	$(2,412)	1,639
Net increase in cash and cash equivalents	595	203
Cash and cash equivalents, beginning of year	227	24
Cash and cash equivalents, end of year	$822	$227

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS, continued

(amounts in thousands)

	For the years ended December 31,
Supplemental disclosures of cash flow information:	2023	2022
Cash paid during the year for:
Interest	$92	$150
Income taxes	$20	$681

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

NOTE 1 - NATURE OF OPERATIONS

Reliability Incorporated operates, along with its wholly owned subsidiary, The Maslow Media Group, Inc. (“MMG” or “Maslow”), (collectively, “Reliability” or the “Company”) as a workforce management solutions company. MMG has for over 30 years focused primarily on the media industry. That changed in late 2019 when MMG began providing staffing services in the area of IT. Now MMG fills roles in a variety of business functional areas, including administrative, IT, accounting and finance, HR, and sales. In servicing its clients, Reliability provides a variety of staffing services which include employer of record, temporary staffing services, and direct hire, primarily within the United States of America in four industry segments: Employer of Record (“EOR”), Recruiting and Staffing, Video and Multimedia Production resources, and Direct Hire. EOR, which is a unique workforce management solution, represented 83.1% of our revenue in 2023. Our Staffing segment provides skilled field talent on a nationwide basis for client partner projects. Video Production, for one, involves assembling and providing crews for special projects that can last anywhere from a week to 6 months. In 2021, MMG began building its direct hire business as a separate business segment, which added $199 and $99 in revenue and $181 and $89 in gross profit in 2023 and 2022 respectively.

NOTE 2 - MANAGEMENT’S PLAN

Although the Company has experienced net losses before taxes in the years ended December 31, 2023 and 2022 of $726 and $569, respectively, management believes it has the ability to continue as a going concern and meet its financial obligation as they become due in 2024 and beyond. The factors impacting this view include, but are not limited to, the following:

●	Cash flow forecast showing sufficient cash and working capital 52 weeks from April 1, 2024;
●	The expected reductions in continuing legal fees in 2024 given the Company has collectible judgments which the Receiver is now eligible to pursue;
●	An expectation that the notes receivable from related parties will be renumerated in cash and or stock and that stock will provide capital market access;
●	Expected progress in sales, newer agreements that will begin fulfillment, and current larger clients who have indicated increases in media activity for 2024; and
●	The Company has additional availability to use its factoring line to extend borrowing of up to 93% of unfactored invoices which, as of March 11, 2024, was $2,623.

As a result of the foregoing, the Company believes that it has sufficient cash to meet its financial obligations for the next 12 months and beyond as they become due.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements reflect the financial position and operating results of Reliability, including its wholly owned subsidiary, MMG. All intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is from January 1st through December 31st.

Management Estimates

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

The consolidated financial statements and related disclosures are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The Company must make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to revenue recognition, allowances for credit losses, and recoverability of notes.

receivable, useful lives for depreciation and amortization, loss contingencies, and the valuation allowances for deferred income taxes. Actual results may be materially different from those estimated. In making its estimates, the Company considers the current economic and legislative environment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Concentration of Credit Risk

For the year ended December 31, 2023, the Company’s top 10 clients generated over 86.4 % of the revenue. A substantial portion of our business tends to come from three or four clients. In 2023, Clients C, D, and F accounted for 49.5% of the revenue. Only Clients C and D accounted for 10% or more of the revenue with the two totaling 25.1% and 15.1%, respectively, or 40.3% combined. Comparatively, for the year ended December 31, 2022, Clients A, B, C, and D, all of which contributed 10% or more of the revenue, accounted for a combined 58.8% with Client C leading again with 19.6%. From an accounts receivable perspective, on December 31, 2023, we had three clients whose balances represented 10% or greater than the total balance of $2,993. Clients D, C, and A had 42.2%, 19.9% and 12.3%, respectively, of the accounts receivable balance, aggregating to 74.4%.

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

The Company provides an allowance for credit losses by specifically identifying accounts with a risk of collectability and providing an estimate of the loss exposure. Management considers all contract receivables as of December 31, 2023 and 2022 to be fully collectible, therefore an allowance for credit losses is not provided for.

The Company records accounts receivable when its right to consideration becomes unconditional. Contract assets primarily relate to the Company’s rights to consideration for services provided that they are conditional on satisfaction of future performance obligations.

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

As of December 31, 2023, the Company’s deferred revenue totaled $206, whereas it was $176 at the end of 2022.

Fair Value Measurements

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

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

When Level 1 inputs are not available, the Company measures fair value using valuation techniques that maximize the use of relevant observable inputs (Level 2) and minimizes the use of unobservable inputs (Level 3).The carrying amounts reported as of December 31, 2023 and 2022 for cash and cash equivalents, trade receivables, prepaid expenses and other current assets, accounts payable and accrued expenses, and factoring liability approximate their fair values due to the short-term nature of these instruments or are based on interest rates available to the Company that are comparable to current market rates. It is not practicable to estimate the fair value of the notes receivable from related parties due to their related party nature.

Property and Equipment

Property and equipment are stated at cost and are depreciated using primarily the straight-line method over the following estimated useful lives: furniture, fixtures, and computer equipment — three to seven years; leasehold improvements — over the shorter of the estimated useful life of asset or the lease term. Expenditures for renewals and betterments are capitalized whereas expenditures for repairs and maintenance are charged to income as incurred. Upon sale or disposition of property and equipment, the difference between the unamortized cost and the proceeds is recorded as either a gain or a loss. Depreciation and amortization expense for the years ended December 31, 2023 and 2022 totaled $18 and $32, respectively.

Long-Lived Assets

The Company reviews its long-lived assets, primarily fixed assets, intangible assets, and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired.

Intangible Assets

The Company held intangible assets with finite lives. Intangible assets with finite useful lives were amortized over their respective estimated useful lives, ranging from three to ten years, based on a pattern in which the economic benefit of the respective intangible asset is realized.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligation(s) in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.

The Company derives its revenues from four segments: EOR, Recruiting and Staffing, Direct Hire and Video and Multimedia Production. Although Direct Hire is within the Recruiting and Staffing domain, we consider it as a separate business segment. The Company provides temporary staffing and Direct Hire services. Revenues are recognized when promised services are delivered to the client, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenues as presented on the consolidated statements of operations represent services rendered to clients, less sales adjustments and allowances. Reimbursements, including those related to out-of-pocket expenses, and media equipment rentals are also included in revenues, and the related amounts of reimbursable expenses are included in cost of revenue.

Temporary staffing revenues - Field talent revenues from contracts with clients are recognized in the amount to which the Company has the right to invoice when the services are rendered by the Company’s field talent.

Direct Hire staffing revenues - Direct Hire staffing revenues are recognized when employment candidates start their permanent employment. MMG estimates the effect of Direct Hire candidates who do not remain with its client through the guarantee period (generally 90 days) based on historical experience. Allowances, recorded as a liability, are established to estimate these losses. Fees to clients are generally calculated as a percentage of the new worker’s annual compensation. No fees for Direct Hire services are charged to employment candidates.

Refer to Note 13 for disaggregated revenues by segment.

Payment terms in our contracts vary by the type and location of our client partner and the services offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of December 31, 2023. There were no revenues recognized during the years ended December 31, 2023 and 2022 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the years ended December 31, 2023 and 2022.

Advertising

The Company recognizes marketing and promotion expense in selling, general and administrative expenses as the services are incurred. Total marketing and promotion expenses for the years ended December 31, 2023 and 2022 as $39 and $25, respectively.

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

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

The Company recognizes any uncertain income tax positions at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2023 and 2022, the Company did not record any accruals for interest and penalties. The Company does not foresee material changes to its uncertain tax positions within the next twelve months. The Company’s tax years are subject to examination for 2021 and forward for U.S. Federal tax purposes and for 2020 and forward for state tax purposes.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which significantly changes how entities measure credit losses for most financial assets and certain other instruments. ASU 2016-13 introduces a new model for recognizing credit losses, known as the current expected credit loss (CECL) model, which is based on expected losses rather than incurred losses. Under the CECL model, entities will be required to estimate all expected credit losses over the life of the asset. This update applies to all entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. This ASU is effective for public business entities classified as smaller reporting companies for fiscal years beginning after December 15, 2022. The Company adopted the amendments during the current year and the adoption did not have a material impact on its consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU enhances the disclosures related to segment reporting for public entities. It requires entities to disclose significant segment expenses for each reportable segment, providing greater transparency in segment performance. The ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating how this ASU will impact its consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, to remove certain exceptions and improve consistency of application, including, among other things, requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The amendments in this update were effective for us beginning with fiscal year 2022, with early adoption permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of the amendments did not have a material impact on our consolidated financial position and results of operations as of and for the year ended December 31, 2023.

On December 14, 2023, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 largely follows the proposed ASU issued earlier in 2023 with several important modifications and clarifications discussed below. ASU 2023-09 is effective for public business entities for annual periods beginning after Dec. 15, 2024 (generally, calendar year 2025) and effective for all other business entities one year later. Entities should adopt this guidance on a prospective basis, though retrospective application is permitted. The Company is currently evaluating how this ASU will impact its consolidated financial statements and disclosures.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

The Company does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material effect on its present or future consolidated financial statements.

NOTE 4 – TRADE RECEIVABLES

Contract receivables for the years ended December 31, 2023 and 2022 consist of the following:

	2023	2022
Accounts receivable, unfactored	$2,819	$3,131
Unbilled receivables	-	587
Accounts receivable, factored	174	2,619
Total	$2,993	$6,337

All the net trade receivables are pledged as collateral on a loan agreement.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment for the years ended December 31, 2023 and 2022 consist of the following:

	2023	2022
Office equipment	$60	$54
Computer software	108	110
	168	164
Accumulated depreciation	(153)	(138)
Property, plant and equipment, net	$15	$26

NOTE 6 - ACCRUED EXPENSES

Accrued expenses for the years ended December 31, 2023 and 2022 consist of the following:

	2023	2022
Accrued vendor costs	$152	$199
Financed insurance payable	127	124
Other	11	16
Accrued expenses	$290	$339

NOTE 7 - INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2023 and 2022 are comprised of the following:

	2023	2022
Current federal income tax	$-	$113
Current state income tax	14	57
Deferred income tax (benefit)	-	-
Income tax expense (benefit)	$14	$170

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

Significant components of the Company’s deferred income tax assets (liabilities) are as follows at

	December 31,
	2023	2022
Deferred tax assets (liabilities):
Employee accruals	$97	$134
Cash to accrual	-
Accrued workers’ compensation and other	3	8
State deduction	-	-
Sec. 163(j) interest limitation	-	44
Federal and State net operating loss carry forwards	401	152
Other	1	1
Deferred tax liabilities:
Intangibles	13	14
Fixed assets	(5)	22
Deferred income taxes, net	510	375
Valuation allowance	(510)	(375)
Deferred tax assets (liabilities)	$-	$-

The income tax provision, reconciled to the tax computed at the statutory federal rate, is as follows:

	December 31,
	2023		2022
Tax expense at federal statutory rate	$(147)	21.0%	$(119)	21%
State income taxes, net	(33)	2.6%	6	-1%
Permanent Differences	2	-0.2%	-

Effect of deferred rate change	15	-2.2%	14	-2.5%
Historical Adjustments	28	-4.0%	(45)	7.8%
Valuation allowance	135	-19.4%	215	-37.8%
Other, net	14	2.0%	-99	-17.4%
Income tax expense	$14	-0.1%	$170	-29.9%

NOTE 8 - DEBT

Tax Liabilities

MMG has settled its past tax liabilities that began in 2017 and has approximately $138 in credits held by the IRS for negotiated abatements for additional interest and penalties MMG should not have been assessed. This total is included in our prepaid expense balance of $442.

Factoring Facility

Gulf Coast Bank and Trust

On November 4, 2016, the Company entered into a factoring and security agreement with Triumph Business Capital (“TBC”), which was amended in January 2020. The current agreement has an advance rate of 15 basis points, and the interest rate is prime plus 2%. The amount of an invoice eligible for sale is 93%. The agreement is on month-to-month terms.

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

In accordance with the agreement, a reserve amount is required for the total unpaid balance of all purchased accounts multiplied by a percentage equal to the difference between one hundred percent and the advanced rate percentage. As of December 31, 2023, the required amount was 10%. Any excess of the reserve amount is paid to the Company on a weekly basis, as requested. If a reserve shortfall exists for a period of ten days, the Company is required to make payment to the financial institution for the shortage.

Accounts receivables were sold with full recourse. Proceeds from the sale of receivables were $3,768 and $13,972 for the years ended December 31, 2023 and 2022, respectively. Repayments totaled $6,214 and $12,299 for the years ending December 31, 2023 and 2022, respectively. Thus, the total outstanding balance under the recourse contract was $174 and $2,619 as of December 31, 2023 and 2022, respectively.

The Factoring Facility is collateralized by substantially all the assets of the Company. In the event of a default, the Factor may demand that the Company repurchase the receivable or debit the reserve account. Total finance line fees for the years ended December 31, 2023 and 2022 totaled $92 and $171, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

A series of legal actions and hearings took place starting in March of 2020 with the Vivos Group over Merger agreement violations and Vivos Group debt obligations. Arbitration was agreed to in the fall of 2021 by both the Vivos Group and MMG with the proceedings commencing in February 2022.

On August 31, 2022, the arbitrator issued the Award with the Company and MMG prevailing on their claims. The awards included citing of fraud damages. Supplemental awards were subsequently issued on May 17, 2023, October 10, 2023, and finally on October 27, 2023. Summarily, MMG was awarded the totals of all notes the Vivos Group had with MMG for its borrowings, the contracted interest, attorneys’ fees and expenses of $1,209, and a contract damage of $1,000 to be satisfied by the transfer of their shares of the Company Common Stock to the Company equal in value to $1,000. The aggregate amount of the Awards totaled $7,710.

The May 17, 2023 award also appointed a Receiver whose primary function is to collect the contract and fraud damages, including costs, expenses, and fees provided in the awards.

On December 29, 2023, the Circuit Court for Montgomery County, Maryland signed orders entering all three arbitration awards as judgments in Reliability’s case against the Vivos Group. These orders became final on January 29, 2024, when the appeal period expired for the defendants. The judgments are good for 12 years and can be enrolled in other states. Reliability has collectible judgments which the Receiver is now eligible to pursue.

In September 2022, MMG learned that a Vivos IT, LLC lawsuit against SWC in May 2019 included MMG as a plaintiff. The lawsuit related to a debt restructuring services agreement secured by Suresh Doki, Naveen Doki, and Silvija Valleru to assist the following then owned Vivos entities: Maslow Media Group, Inc., Health Care Resources Network, Inc., Mettler & Michael, Inc., 360 IT Professionals, Inc., and US IT Solutions, Inc. SWC countersued all plaintiffs on September 30, 2019 seeking to collect the balance of $403 not paid by the Vivos Group. This was not disclosed to Maslow management or to Reliability before the Merger which closed on October 29, 2019. Maslow’s counsel filed a motion to include all original parties to the SWC agreement, as two of the original parties were not in the original filings. SWC filed a motion for summary judgement and Maslow responded on March 18, 2024 opposing the motion.

At the present time, the Company is uncertain as to whether the above item will have a material impact on their consolidated financial statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

NOTE 10 - EQUITY

The Company’s authorized capital stock consists of 300,000,000 shares of common stock with no par value. All authorized shares of Company Common Stock are issued and outstanding.

NOTE 11 - RELATED PARTY TRANSACTIONS

Stock Purchase Agreement

On November 9, 2016, Vivos Holdings LLC, the former owner of MMG, acquired 100% of MMG through a stock acquisition exchange for a purchase price of $1,750, of which $1,400 was paid at settlement with proceeds from MMG. The Vivos Debtors subsequently entered into a promissory note receivable with MMG for the full stock purchase price. No payment has ever been made against this note and between 2018 to present and there has been $2,503 in additional borrowings.

Related Party Notes Receivable

The Company has several notes receivable from related parties. Prior to the Merger, Vivos Holdings collaborated on a share swap of Maslow for other Vivos companies with individuals who included, but were not limited to, Dr. Doki, Shirisha Janumpally (“Mrs. Janumpally”), wife of Dr. Doki, Kalyan Pathuri (“Mr. Pathuri”) husband of Silvija Valleru, Igly Trust, and Judos Trust. These parties also have common ownership combinations in a number of other entities [Vivos Holdings, LLC. Vivos Real Estate Holdings, LLC (“VREH”), Vivos Holdings, Inc., Vivos Group, Vivos Acquisitions, LLC., and Federal Systems, LLC], which are collectively referred to as the “Vivos Group.”

The table below is a summary of Vivos Group related party notes receivable which as of December 31, 2023 total $5,501.

Note Description	Acquisition Loan to Vivos, LLC	Interco Loan to Vivos Real Estate, LLC	Tax Note	Total Notes Receivable
Origination date	November 9, 2016	November 15, 2017	September 15, 2019
Original borrowed amount	$1,400	$772	$750	$-

Balance on December 31, 2021	$3,383	$812	$790	$4,985
Additional borrowings	34	-	-	34
Accrued interest	167	45	20	232
Balance on December 31, 2022	$3,584	$857	$810	$5,251
Repayments	(19)	-	-	(19)
Accrued interest	200	49	20	269
Balance on December 31, 2023	$3,765	$906	$830	$5,501

Debt Settlement Agreements

On July 21, 2021, Maslow settled the obligation which Vivos Holdings, LLC had obligated Maslow to in July 2018, with Libertas Funding, LLC and Kinetic for $475. The $475 is included in the additional borrowings represented above.

In June 2023, VREH was able to sell the property at 22 Baltimore Road, in Rockville, Maryland, leaving Maslow with no liability with respect to the building that MMG had been signed as a guarantor without management’s knowledge in 2017. The Company may be entitled to cash in the amount of up to $90 as a result of the bankruptcy proceedings and sale of the building. Such an amount would reduce Vivos debt to MMG by that amount. As of March 21, 2024, MMG has not learned of any proceeds granted by the court.

Related Party Relationships

On October 29, 2019, prior to the Merger, Naveen Doki and Silvija Valleru became beneficial owners of Company Common Stock, equal to approximately 69% and 17% of the total number of shares of the Company’s Common Stock outstanding after giving effect to the Merger, respectively.

At the present time, the Vivos Group shall not be entitled to vote any of their shares in Reliability at any annual or special meetings of the shareholders. A Receiver is empowered to recover the awards by seizing shares of the Company held by Dr. Naveen Doki and his affiliates, the Vivos Group. Once the judgments in favor of Reliability are satisfied, the restrictions on the rights of the Vivos Group shareholders imposed by the Award shall be lifted.

In the summer of 2019, prior to the Merger, MMG entered into a Securities Purchase Agreement with several parties including CEO Nick Tsahalis (“Mr. Tsahalis”), CFO Mark Speck (“Mr. Speck”), both officers and then directors of Maslow and Hawkeye Enterprises (“Hawkeye”) a company owned and controlled by Mr. Speck. The convertible promissory notes signed by Mr. Tsahalis and Mr. Speck afforded them both common shares of Reliability based on the initial principal amounts of $100 each. Mr. Tsahalis, Mr. Speck, and Hawkeye also received Warrants to purchase 16,323, 81,616, and 81,616 shares, respectively, (on a post-Merger basis) of the Company Common Stock.

The term “warrant” herein refers to warrants issued by MMG and assumed by the Company as a result of the Merger. The terms of all Warrants are the same other than as to the number of shares covered thereby. The Warrant may be exercised at any time or from time to time during the period commencing on first business day following the completion of the Qualified Financing (as defined below) and expiring on the fifth annual anniversary thereof (the “Exercise Period”). For purposes herein, a “Qualified Financing” means the issuance by the Company, other than certain excluded issuances of shares of Common Stock, in one transaction or series of related transactions, which transaction(s) result in aggregate gross proceeds actually received by the Company of at least $5,000. The exercise price per full share of the Company Common Stock shall be 120% of the average sale price of the Company Common Stock across all transactions constituting a part of the Qualified Financing. Convertible note warrants were not valued and included as liability on balance sheet because of uncertainty around their pricing, value, and low probability at this juncture in receiving the $5,000 trigger. The five-year eligibility for all holders of these Warrants will expire in October 2024.

NOTE 12 - EMPLOYEE BENEFIT PLAN

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible full-time employees. The 401(k) Plan allows employees to make contributions subject to applicable statutory limitations. The Company currently does not match employee contributions.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

NOTE 13 - BUSINESS SEGMENTS

The Company operates within four industry segments: EOR, Recruiting and Staffing, Direct Hire, and Video and Multimedia Production. The EOR segment provides media field talent to a host of large corporate customers in all 50 states. The Recruiting and Staffing segment provides skilled Media and IT field talent on a nationwide basis for customers in a myriad of industries. Direct Hire fulfils direct placement requests by MMG clients for a wide variety of posts, including administrative, media and IT professionals. The Video and Multimedia Production segment provides Script to Screen services for corporate, government and non-profit clients, globally.

Segment operating income includes revenue and cost of services only. Currently, the Company is not allocating sales, general, and administrative expenses at the segment level.

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results for the years indicated:

	December 31,
	2023	2022
Revenue:
EOR	$17,828	$21,894
Recruiting and Staffing	3,098	3,468
Video and Multimedia Production	326	264
Direct Hire	199	99
Total	$21,451	$25,725

NOTE 14- SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the balance sheet date of December 31, 2023 through April 1, 2024, the date on which the consolidated financial statements were available to be issued. Based upon this evaluation, management has determined that no material subsequent events have occurred that would require recognition in or disclosures in the accompanying consolidated financial statements, except as follows:

On January 29, 2024, the three arbitration Awards entered as judgments in in Reliability’s case against Vivos, et. al., became final as the appeal period expired for the defendants. The judgments which are good for 12 years and can be enrolled in other states were signed by the Circuit Court for Montgomery County Maryland on December 29, 2023. Thus, Reliability has collectible judgments which the Receiver is now eligible to pursue.

In March 2024, counsel for SWC filed a motion for Summary Judgement against Maslow. On March 18, 2024, Maslow filed its response opposing the motion. The court has not yet ruled on the motion.

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

The Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2023, internal control over financial reporting was effective.

The consolidated financial statements of the Company for 2023 have been audited by the independent registered public accounting firm of Ramirez Jimenez International CPAs who were given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders and the Board of Directors. This annual report does not include an attestation report from the independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Compensation Committee

The Compensation Committee is responsible for, among other matters: (1) reviewing key team members compensation goals, policies, plans and programs; (2) reviewing and approving the compensation of our directors and executive officers; and (3) reviewing and approving employment agreements and other similar arrangements between us and our executive officers. The Committee shall have the authority to delegate any of its responsibilities, along with the authority to act in relation to such responsibilities, to one or more subcommittees as the committee may deem appropriate in its sole discretion. The Compensation Committee may invite such members of management to its meetings as it deems appropriate. However, the Compensation Committee meets regularly without such members present, and in all cases no officer may be present at meetings at which such officer’s compensation or performance is discussed or determined. The Committee has the authority, in its sole discretion, to select, retain and obtain the advice of a compensation consultant as necessary to assist with the execution of its duties and responsibilities. Neither the Compensation Committee nor management engaged a compensation consultant with respect to fiscal 2023.

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

Age: 44

Director Since: 2014

Committees Served: Compensation Committee (Chair), Audit Committee, Nominating and Corporate Governance Committee

Hannah M. Bible is a Director of the Company and has served in such capacity since April 25, 2014. Ms. Bible is currently Chief Legal Officer of Star Equity Holdings and was previously Vice President of Legal at Digirad Corporation (“DRAD”) from October 2019 to 2023. She has also served the subsidiaries of DRAD as Chief Financial Officer and in-house counsel to Lone Star Value Management, LLC (“Lone Star Value Mgmt.”), and VP-Finance to ATRM Holdings, Inc. since April 2019. Ms. Bible has over 15 years of combined legal and accounting experience across a variety of industries. From May 2016 through August 2017 Ms. Bible served on the board of Crossroads Systems, Inc. (NASDAQ: CRDS, now OTC: CRSS), a data storage company. Prior to joining Lone Star Value Mgmt. in June 2014, Ms. Bible was the Director of Finance/CFO at Trinity Church in Greenwich, CT. From October 2011 to December 2012 and served as a legal advisor to RRMS Advisors, a company providing advisory and due diligence services to banking and other institutions with high-risk assets. From June 2009 to December 2013, Ms. Bible advised family fund and institutional clients of International Consulting Group, Inc., and its affiliates within the Middle East on matters of security, corporate governance, and U.S. legal compliance. From 2006 to 2008, Ms. Bible served within the U.N. General Assembly as a diplomatic advisor to the Asian-African Legal Consultative Organization, a permanent observer mission to the United Nations. Ms. Bible has also taught as an Adjunct Professor at Thomas Jefferson School of Law, within the International Tax and Financial Services program. Prior to this Ms. Bible held various accounting positions with Samaritan’s Purse, a large $300MM+ 501(c)(3) organization dedicated to emergency relief and serving the poor worldwide. Previously, Ms. Bible served as a director of AMRH Holdings, Inc. (formerly Spatializer Audio Laboratories). Ms. Bible earned an LLM in Tax from New York University School of Law, a JD with honors from St. Thomas University School of Law, and a BBA in Accounting from Middle Tennessee State University.

Louis Parks

Independent Director

Age: 63

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

Age: 60

Director Since: 2020

Committees Served: Audit Committee (Chair), Compensation Committee, Nominating and Corp Governance Committee

Mr. Chanaud is Vice President and Chief Financial Officer of The Bernstein Companies (TBC), an 85-year-old Washington, DC based real estate development, management, and investment firm where his primary responsibility is financial oversight and planning for the Company, its subsidiaries, and operating divisions. TBC invests in, develops, and operates multi-family properties, office buildings, hotels, and mixed-use projects, as well as operates a structured finance division managing tax credit investments across the country. During his time as VP & CFO the Company has had direct ownership interest in projects totaling over $3B, both through institutional investment funds and its own private portfolio. In addition, TBC’s structured finance division has directed another $2B+ in investments nationwide. Prior to joining TBC in 1997, Mr. Chanaud served for over 10 years as a Certified Public Accountant with a regional CPA firm. Mr. Chanaud is a member of the American Institute of Certified Public Accountants and the Maryland Association of CPAs. He is a 1986 graduate of Towson University with a BS degree in Accounting.

Nick Tsahalis

Age: 46

Director Since: 2019

Committees Served: Nominating and Corp Governance Committee

Nick Tsahalis began serving as President and Chief Executive Officer of Maslow Media Group Inc. in December 2016, after serving as CFO starting in October 2015. Mr. Tsahalis was instrumental in leading Maslow Media to the finish line to close on the Reverse Merger with Reliability, being named Director and President of Reliability upon conclusion of reverse merger on October 29, 2019. Prior to joining Maslow Media Group, Inc., Mr. Tsahalis was the CFO of Recycled Green Industries, a wholesale organic recycling company that procured materials through its commercial and residential land clearing division and through contracts with local government yard waste recycling facilities. Recycled Green was positioned for sale to Harvest Garden Pro, a national consumer products business that sold similar organic materials through relationships with national home retailers, Lowe’s, and Home Depot. Prior Mr. Tsahalis was the CFO of Atlantic Video, a video production company that produced multiple shows for ESPN in both Washington, D.C., and New York City. Additional experiences include the creative staffing industry, hotel industry and waste management. He has over 22 years of experience as an operational leader, covering accounting and finance, IT, Human Resources, and business development.

Executive Officers

Our board of directors appoints our executive officers and updates the executive officer positions as needed throughout the fiscal year. Each executive officer serves at the behest of our board of directors and until their successors are appointed, or until the earlier of their death, resignation, or removal.

The following table sets forth certain information with respect to our executive officers as of the date of this Annual Report:

Name	Age	Position

Nick Tsahalis	46	President and Chief Executive Officer
Mark Speck	63	Chief Financial Officer and Secretary

Code of Ethics

The Company is establishing a Code of Business Ethics and Corporate Conduct (the “Code of Conduct”) and expects to have the Code of Conduct approved in May 2024. Upon approval, the Company will file a Current Report on Form 8-K containing the Code of Conduct and it will also make the Code of Conduct available on our website at www.maslowmedia.com. If we amend or grant a waiver of one or more of the provisions of our Code of Business Ethics and Corporate Conduct, we intend to satisfy the requirements under Item 5.05 of Item 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Conduct that apply to our principal executive, financial and accounting officers by posting the required information on our website at the above address. Our website is not part of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Named Executive Officers

Our named executive officers for Fiscal 2023 are:

●	Nick Tsahalis, our President, and Chief Executive Officer

●	Mark Speck, our Chief Financial Officer, and Secretary

Throughout this section, the term “named executive officer” is intended to refer to the individuals identified above. During Fiscal 2023, we had only two named executive officers, each of whom is set forth above.

Summary Compensation Table

The following table presents compensation information for our named executive officers with respect to Fiscal 2023 and 2022. These structures are based on Maslow agreements with Vivos Holdings when Vivos Holdings owned Maslow before the Merger.

Name and Principal Position	Year	Salary ($)*	Bonus ($) **	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All Other Compensation ($) ***	Total ($)

Nick Tsahalis President and Chief	2023	$288	$58					$29	$375
Executive Officer	2022	$288	$72					$29	$389

Mark Speck Chief Financial Officer and	2023	$260	$62					$29	$351
Secretary	2022	$260	$72					$29	$361

(*)	Salary represents the annualized contracted salary of the executive and not the earned salary over the fiscal year.

(**)	Bonus amounts for 2023 have been deferred. Compensation Committee has authority to pay a discretionary portion up to 50% of the executive officer’s base salary.

(***)	Represents car allowance and premium subsidy for medical benefits.

Name	Board Member ($)	Audit Committee ($)	Compensation Committee ($)	Nominating & Governance Committee ($)	Chairperson of the Board ($)	Total ($)

Hannah Bible	$20					$20
Louis Parks	$20					$20
John Chanaud	$20					$20

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of Company Common Stock as of March 24, 2024 by:

●	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares of Company Common Stock;
●	each of our named executive officers and directors; and
●	all our executive officers and directors as a group.

Each stockholder’s percentage ownership is based on 300,000,000 shares of Company Common Stock outstanding as of April 1, 2024.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

The number and percentage of shares beneficially owned by a person includes shares that may be acquired by such person within 60 days of April 1, 2024, through the exercise of vested options or warrants, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

Except as otherwise set forth below, the address of the persons below is c/o Reliability, 22505 Gateway Center Drive, P.O. Box 71 Clarksburg, MD 20871.

Name	Directly Owned Shares of Common Stock	Percentage	Beneficial ownership of Common Stock		Percentage
Officers and Directors
Mark Speck, 22505 Gateway Center Drive, P.O. Box 71, Clarksburg, MD 20871	3,014,882	1.0%	3,276,052	(1)	1.1%
Nick Tsahalis, 22505 Gateway Center Drive, P.O. Box 71, Clarksburg, MD 20871	3,276,052	1.1%	3,276,052		1.1%
All directors and executive officers as a group (2 persons)	6,290,934	2.1%	6,552,104		2.2%
5% Holders (6)
Naveen Doki,	10,138,882	3.4%	202,634,728	(2)	67.5%
Silvija Valleru	4,972,644	1.7%	50,657,482	(3)	16.9%
Shirisha Janumpally	192,495,846	64.2%	202,634,728	(4)	67.5%
Kalyan Pathuri	45,684,838	15.2%	50,657,482	(5)	16.9%
5% Holders Totals	253,292,210	84.4%

(1)	Represents (i) 3,014,882 shares held by Mr. Speck; (ii) 261,170 shares held by Hawkeye Enterprises Inc, a company owned and controlled by Mr. Speck.

(2)	Represents (i) 10,138,882 shares held by Mr. Doki; (ii) 20,661,816 shares held by Federal Systems, a company owned and controlled by Mrs. Janumpally, which Mr. Doki may be deemed to indirectly beneficially own as the husband of Mrs. Janumpally; (iii) 161,503,122 shares held by Judos Trust, a trust in which Mrs. Janumpally is the sole trustee and beneficiary, and of which Mr. Doki may be deemed to indirectly beneficially own as the husband of Mrs. Janumpally; and (iv) 10,330,908 shares held directly by Mrs. Janumpally which Mr. Doki may be deemed to indirectly beneficially own as the husband of Mrs. Janumpally.

(3)	Represents (i) 4,972,644 shares held by Mrs. Valleru; and (ii) 40,520,200 shares held by Igly Trust of which Mrs. Valleru may be deemed to indirectly beneficially own as the wife of Kalyan Pathuri, who is the sole trustee and beneficiary of the Igly Trust; and (iii) 5,164,638 shares held by Mr. Pathuri, which Mrs. Valleru may be deemed to indirectly beneficially own as the wife of Mr. Pathuri.

(4)	Represents (i) 10,138,882 shares that Mrs. Janumpally may be deemed to indirectly beneficially own as the wife of Mr. Doki; (ii) 20,661,816 shares held by Federal Systems, a company owned and controlled by Mrs. Janumpally; (iii) 161,503,122 shares held by Judos Trust, a trust in which Mrs. Janumpally is the sole trustee and beneficiary, and (iv) and 10,330,908 shares Mrs. Janumpally owns directly.

(5)	Represents (i) 5,164,638 shares held by Mr. Pathuri; (ii) 40,520,200 shares held by Igly Trust of which Mr. Pathuri is the sole trustee and beneficiary; and (iii) 4,972,644 shares held by Mrs. Valleru of which Mr. Pathuri may be deemed to indirectly beneficially own, as the husband of Mrs. Valleru.

(6)	On or about June 5, 2020, the Company submitted a Claimant’s Notice of Intention to Arbitrate and Demand for Arbitration to the Respondents: Mr. Doki; Mrs. Valleru; Mrs. Janumpally (individually and in her capacity as trustee of Judos Trust); Kalyan Pathuri (individually in his capacity as trustee of Igly Trust) and Federal Systems (the “Respondents”). The Arbitration alleges that certain of the Respondents breached the Merger Agreement providing for the Merger of MMG into a subsidiary of Reliability, in a number of significant respects and potentially committed fraud in connection with the Merger. The Company is seeking damages which if granted will be the remedy set forth within the Merger Agreement which is primarily the relinquishment in whole or in part shares of Company Common Stock received by the Respondents in connection with the Merger. The Company has brought a motion to compel the Arbitration in accordance with the Merger Agreement which is currently being decided by the Federal Courts in New York. The Company believes a strong basis for the motion exists, but no assurance can be given that it will be granted. Regardless, the Company intends to pursue claims under the Merger Agreement in whatever venue is required.

The Company was awarded damages which when exercised will require relinquishment of $1,000 of shares as set forth within the Merger Agreement, which is primarily in whole or in part shares of Company Common Stock received by the Respondents in connection with the Merger.

The 5% holders listed above, although considered affiliates, currently do not actively participate in the management and policies of the Company.

Directors, Executive Officers, Promoters, and Control Persons

The following table sets forth the name and position of our current executive officers and directors.

Name	Age	Position(s)
Nick Tsahalis (1)	46	President and Director
Mark Speck (2), (6)	63	Chief Financial Officer, Secretary
Hannah Bible (3), (4)	44	Chairwoman of the Board, Director
Louis Parks (5)	63	Director
John Chanaud (7)	60	Director

(1)	On October 29, 2019, Nick Tsahalis was appointed as President of the Company. On October 30, 2019, Mr. Tsahalis was appointed as a director of the Company. In September 2022, Nick Tsahalis was appointed CEO of the Company.

(2)	On October 29, 2019, Mark Speck was appointed as Chief Financial Officer, Secretary, and as a director of the Company.

(3)	On April 25, 2014, Hannah Bible was appointed as a director of the Company.

(4)	On November 13, 2019, Hannah Bible, was appointed Chairwoman of the board.
(5)	On August 10, 2020, Louis Parks was appointed director of the Company.
(6)	On October 7, 2020, Mark Speck voluntarily resigned as Director.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Through December 31, 2023, the Company’s principal independent registered accountant was RJI International CPAs (“RJI”).

Aggregate fees billed or incurred related to the following years for fiscal 2023 and 2022 by RJI are set forth below.

	2023	2022

Audit Fees (1)	$104	$101
Audit-Related Fees (2)
Tax Fees	-	14
All Other Fees
Total	$104	$115

(1)	Audit fees consist principally of fees for the audit of our consolidated financial statements, review of our interim consolidated financial statements and audit services related to our acquisitions.

(2)	These fees consist principally of fees related to the preparation of SEC registration statements, acquisition due diligence, and U.S. Department of Labor filings.

Selection

The Audit Committee appointed RJI as our independent registered public accounting firm for Fiscal 2023 and RJI has served in this capacity since 2009.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2024

RELIABILITY INCORPORATED

By:	/s/ Nick Tsahalis
Name:	Nick Tsahalis
Title:	President and Chief Executive Officer

By:	/s/ Mark Speck
Name:	Mark Speck
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 1, 2024.

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

