Form 10-Q
period 2024-03-31
RELIABILITY INC
filed 2024-05-15
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 300,000,000 shares of Common Stock, no par value, as of March 31, 2024.

RELIABILITY INCORPORATED

Quarterly Report on Form 10-Q

As of and For the Three Months Ended March 31, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	March 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$485	$822
Trade receivables, net of credit losses	3,047	2,993
Retention credit receivable	-	10
Other receivables	288	-
Notes receivable from related parties	5,571	5,501
Prepaid expenses and other current assets	279	442
Total current assets	9,670	9,768
Other intangible assets, net	3	3
Property, plant and equipment, net	13	15
Total assets	$9,686	$9,786
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Factoring liability	$149	$174
Accounts payable	592	548
Accrued expenses	285	290
Accrued payroll	644	637
Deferred revenue	217	206
Total current liabilities	1,887	1,855
Total liabilities	1,887	1,855
Commitment and contingencies (Note 6)
Subsequent events (Note 10)

SHAREHOLDERS’ EQUITY
Common stock, without par value, 300,000,000 shares authorized, 300,000,000 issued and outstanding as of March 31, 2024 and as of December 31, 2023	-	-
Additional paid-in capital	750	750
Retained earnings	7,049	7,181
Total shareholders’ equity	7,799	7,931
Total liabilities and shareholders’ equity	$9,686	$9,786

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2024	2023
Revenue earned
Service revenue	$5,295	$5,199
Cost of revenue
Cost of revenue	4,586	4,488
Gross profit	709	711
Selling, general, and administrative expenses	947	933
Operating loss	(238)	(222)
Other income (expense)
Interest income from related parties	70	66
Interest income	15	8
Interest expense	(16)	(44)
Other expense	(93)	-
Loss before income tax (expense) benefit	(262)	(192)
Income tax (expense) benefit	130	(3)
Consolidated net loss	$(132)	$(195)
Net income per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Share used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2024 and 2023

(amounts in thousands, except per share data)

			Additional
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2022	300,000,000	$-	$750	$7,921	$8,671
Net loss	-	-	-	(195)	(195)
Balance, March 31, 2023	300,000,000	$-	$750	$7,726	$8,476

Balance, December 31, 2023	300,000,000	$-	$750	$7,181	7,931
Net loss	-	-	-	(132)	(132)
Balance, March 31, 2024	300,000,000	$-	$750	$7,049	7,799

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(132)	$(195)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2	7
Accrued interest	(70)	(66)
Changes in operating assets and liabilities:
Trade receivables	(54)	2,755
Retention credit receivable	(10)	(7)
Other receivables	(269)	-
Prepaid expenses and other current assets	163	34
Accounts payable	44	(255)
Accrued payroll	8	(323)
Accrued expenses	(5)	(107)
Deferred revenue	11	-
Income taxes payable	-	(1)
Net cash provided by (used in) operating activities	$(312)	$1,842
Cash flows from financing activities:
Net borrowing/(repayment) of line-of-credit	(25)	(1,695)
Advances to related parties	-	(10)
Net cash used in financing activities	$(25)	$(1,705)
Net increase (decrease) in cash and cash equivalents	(337)	137
Cash and cash equivalents, beginning of year	822	227
Cash and cash equivalents, end of year	$485	$364

The accompanying notes are an integral part of these statements.

6

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(amounts in thousands)

	For the Three Months Ended March 31,
Supplemental disclosures of cash flow information:	2024	2023
Cash paid (received) during the year for:
Interest	$16	$44
Income taxes	$(130)	$4

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(amounts in thousands, except per share data)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Reliability, Inc. is a leading provider of Employer of Record and temporary Media and Information Technology (“IT”) staffing services that operates, along with its wholly owned subsidiary, The Maslow Media Group, Inc (“MMG”), (collectively, “Reliability” or the “Company”), primarily within the United States of America in four industry segments: Employer of Record (“EOR”), Recruiting and Staffing, Direct Hire, and Video and Multimedia Production, which provides script-to-screen services. Our Staffing segment provides skilled field talent on a nationwide basis for Media, IT, and finance and accounting client partner projects. Video Production involves assembling and providing crews for special projects, webcasting, live events, post-production services, and production management.

Reliability was incorporated under the laws of the State of Texas in 1953, but the then principal business of the Company started in 1971 was closed down in 2007. The Company completed a reverse merger with MMG (the “Merger”) on October 29, 2019.

Company Background

Linda Maslow founded MMG initially in 1988 and incorporated the firm under the name the Maslow Media Group Inc. in March 1992.

On November 9, 2016, Linda Maslow sold the business to Vivos Holdings, LLC (“Vivos Holdings”) owned by Dr. Naveen Doki (“Dr. Doki”) and Silvija Valleru (“Ms. Valleru”).

In 2019, Vivos Holdings collaborated on a share swap of MMG for other Vivos companies with individuals who included, but were not limited to, Dr. Doki, Shirisha Janumpally (“Mrs. Janumpally”), wife of Dr. Doki, Kalyan Pathuri (“Mr. Pathuri”) husband of Silvija Valleru, Igly Trust, and Judos Trust. These parties also have common ownership combinations in a number of other entities [Vivos Holdings, LLC. Vivos Real Estate Holdings, LLC (“VREH”), Vivos Holdings, Inc., Vivos Group, Vivos Acquisitions, LLC., and Federal Systems, LLC], (collectively referred to herein as “Vivos Group”).

As a result of the Merger, on October 29, 2019, MMG became a wholly owned subsidiary of Reliability, and the Vivos Group (Vivos Holdings, LLC, officially) acquired approximately 84% of the issued and outstanding shares of Reliability which were distributed by Vivos Holdings, LLC.

Upon purchasing MMG and thereafter, the Vivos Group began borrowing monies from MMG starting with $1,400 in 2016, and by the end of 2019 the balance had reached $3,418, which included a $3,000 guarantee from Dr. Doki. Vivos Holdings, LLC, Vivos Real Estate Holdings, LLC, and Dr. Doki are collectively referred to as “Vivos Debtors.”

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

A series of legal actions and hearings took place starting in March of 2020 through September of 2021, culminating in an agreement to settle through arbitration. On August 31, 2022, the arbitrator issued an award (the “Award”) with the Company and MMG prevailing on their claims. The awards included citing fraud damages. Supplemental awards were subsequently issued on May 17, 2023, October 10, 2023, and finally, on October 27, 2023. Summarily, MMG was awarded the totals of all notes the Vivos Group had with MMG for its borrowings, the contracted interest, attorneys’ fees and expenses of $1,209, and a contract damage of $1,000 to be satisfied by the transfer of their shares of the Company common stock to the Company equal in value to $1,000.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(amounts in thousands, except per share data)

The May 17, 2023 award also appointed a rehabilitative receiver (the “Receiver”) whose primary function is to collect the contract and fraud damages, including costs, expenses, and fees provided in the awards. With respect to the receivership, the Vivos Group owners or holders of all of the shares of common stock of the Company were declared not be entitled to vote any of those shares at any annual or special meetings of the shareholders of the Company during the period of the receivership.

On October 10, 2023, the Arbitrator issued a Supplemental Award appointing the Receiver to assist the Company in collecting the awarded amounts. In the award, the Arbitrator established the powers of the Receiver.

On December 29, 2023, the Circuit Court for Montgomery County, Maryland signed orders entering all three arbitration awards as judgments in Reliability’s case against the Vivos Group. These orders became final on January 29, 2024 when the appeal period expired for the defendants. The judgments are good for 12 years and can be enrolled in other states. Reliability has collectible judgments which the Receiver is now eligible to pursue.

Upon final resolution as to the underlying ownership and rights of certain shareholders, the Company intends to hold an annual meeting of shareholders within a reasonable time thereafter.

As of March 31, 2024, the Vivos Debtor balance was $5,571. The Award value in totality currently aggregates $7,779, independent of legal fees and interest.

Basis of presentation

The unaudited condensed consolidated interim financial statements include the accounts of the Company and all wholly owned divisions, including its 100% owned subsidiary, MMG. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented, have been reflected herein. The results of operations for the periods presented herein are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

Concentration of Credit Risk

For the three months ended March 31, 2024, 30.6% of revenue came from one customer, 15.5% from a second customer and 12.7% from a third. Combined, this totals 58.8% of revenue. In 2023, the top two companies were the only ones above the 10% mark and accounted for 25.2% and 12.4%, respectively, which is 37.6% combined. The aforementioned same three clients improved upon their combined concentration in 2023 when this group garnered 44.6% share of the revenue. No other client has exceeded 10% of revenues for the three months ended March 31, 2024 or 2023.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(amounts in thousands, except per share data)

NOTE 2. MANAGEMENT’S PLAN

Although the Company experienced net losses before taxes for the three months ended March 31, 2024 and in the years ended December 31, 2023 and 2022 of $262, $726, and $569, respectively, management believes it has the ability to continue as a going concern and meet its financial obligation as they become due in 2024 and beyond. The factors impacting this view include, but are not limited to, the following:

●	Cash flow forecast showing sufficient cash and working capital 52 weeks from May 1, 2024;
●	The expected reductions in continuing legal fees in 2024 given the Company has collectible judgments that the Receiver is now eligible to pursue;
●	An expectation that the notes receivable from related parties will be renumerated in cash and/or stock and that stock will provide capital market access over the long term;
●	Expected progress in sales, newer agreements that will begin fulfillment, and current larger clients who have indicated increases in media activity for 2024 and in the first quarter these have been realized; and
●	The Company has additional availability to use its factoring line to extend borrowing of up to 93% of unfactored invoices which, as of May 2, 2024, was $2,936.

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(amounts in thousands, except per share data)

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable can be broken down as follows:

	March 31, 2024	December 31, 2023

Accounts receivable, unfactored	$2,312	$2,819
Unbilled receivables	411	-
Accounts receivable, factored	324	174
Total Accounts Receivable	$3,047	$2,993

NOTE 5. DEBT

Tax Liabilities

As of March 31, 2024, the Company’s overall tax liability was $0 compared to $5 at end of same period in 2023.

Factoring Facility & Insurance Financing

The Company is in a factoring and security agreement with Gulf Coast Bank and Trust (“Gulf”), which enables the Company to receive advances on its accounts receivable (i.e. invoices) through Gulf to fund growth and operations. The proceeds of this agreement are most frequently used to pay operating costs of the business, which include employee salaries, vendor payments, and overhead expenses.

Our arrangement calls for interest at prime plus 2% and includes an advance rate of 18 basis points. The amount of an invoice eligible for sale to Gulf is 93%. This agreement is month-to-month. The Company continues to be obligated to meet certain financial covenants in respect to invoicing and reserve account balance.

Accounts receivables were sold with full recourse. Proceeds from the sale of receivables were $1,222 for the three-month period ended March 31, 2024, compared to $2,971 for the same period ended on March 31, 2023. The total outstanding balance under the recourse contract was $149 on March 31, 2024, compared to $174 as of December 31, 2023, and $924 on March 31, 2023.

The Factoring facility is collateralized by substantially all the assets of the Company. In the event of a default, the Factor may demand that the Company repurchase the receivable or debit the reserve account.

MMG also enters into short term 10-month loan agreements annually to finance advance payments on crime, E&O, and D&O insurances. In 2023, MMG entered into two loans totaling $143 with finance charges over 10 months totaling approximately $7.

Total finance fees for all loans for the three months ended March 31, 2024 and 2023 totaled $16 and $44, respectively. The insurance portion of both periods was approximately $2.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(amounts in thousands, except per share data)

On August 31, 2022, the arbitrator issued the Award with the Company and MMG prevailing on their claims. The awards included citing of fraud damages. Supplemental awards were subsequently issued on May 17, 2023, October 10, 2023, and finally on October 27, 2023. Summarily, MMG was awarded the totals of all notes the Vivos Group had with MMG for its borrowings, the contracted interest, attorneys’ fees and expenses of $1,209, and a contract damage of $1,000 to be satisfied by the transfer of their shares of the Company Common Stock to the Company equal in value to $1,000. The aggregate amount of the Awards totaled $7,710. Interest continues to accrue on these awarded balances.

The May 17, 2023 award also appointed a Receiver whose primary function is to collect the contract and fraud damages, including costs, expenses, and fees provided in the awards.

On October 10, 2023, the Arbitrator issued a Supplemental Award appointing the Receiver to assist the Company in collecting the awarded amounts. In the award, the Arbitrator established the powers of the Receiver.

On December 29, 2023, the Circuit Court for Montgomery County, Maryland signed orders entering all three arbitration awards as judgments in Reliability’s case against the Vivos Group. These orders became final on January 29, 2024 when the appeal period expired for the defendants. The judgments are good for 12 years and can be enrolled in other states. Reliability has collectible judgments which the Receiver is now eligible to pursue.

In September 2022, MMG learned that a Vivos IT, LLC lawsuit against Second Wind Consulting (“SWC”), in May 2019 included MMG as a plaintiff. The lawsuit related to a debt restructuring services agreement secured by Suresh Doki, Naveen Doki, and Silvija Valleru to assist the following then owned Vivos entities: MMG, Health Care Resources Network, Inc., Mettler & Michael, Inc., 360 IT Professionals, Inc., and US IT Solutions, Inc. SWC countersued all plaintiffs on September 30, 2019 seeking to collect the balance of $403 not paid by the Vivos Group. This was not disclosed to MMG management or to Reliability before the Merger which closed on October 29, 2019. MMG’s counsel filed a motion to include all original parties to the SWC agreement, as two of the original parties were not in the original filings. SWC filed a motion for summary judgement and MMG responded on March 18, 2024 opposing the motion. The next status conference related to SWC’s motion for Summary Judgement is scheduled for July 24, 2024.

At the present time, the Company is uncertain as to whether the above item will have a material impact on their consolidated financial statements.

NOTE 7. EQUITY

The Company’s authorized capital stock consists of 300,000,000 shares of common stock, with no par value. All authorized shares of Company Common Stock are issued and outstanding.

NOTE 8. RELATED PARTY TRANSACTIONS

Stock Purchase Agreement

On November 9, 2016, Vivos Holdings, LLC, the former owner of MMG, acquired 100% of MMG through a stock acquisition exchange for a purchase price of $1,750, of which $1,400 was paid at settlement with proceeds from MMG. The Vivos Debtors subsequently entered into a promissory note receivable with MMG for the full stock purchase price. Between 2018 to present there was $2,217 in additional borrowings.

Related Party Notes Receivable

The Company has several notes receivable from related parties. Prior to the Merger, Vivos Holdings collaborated on a share swap of MMG for other Vivos companies with individuals who included, but were not limited to, Dr. Doki, Shirisha Janumpally (“Mrs. Janumpally”), wife of Dr. Doki, Kalyan Pathuri (“Mr. Pathuri”) husband of Silvija Valleru, Igly Trust, and Judos Trust. These parties also have common ownership combinations in a number of other entities [Vivos Holdings, LLC. Vivos Real Estate Holdings, LLC (“VREH”), Vivos Holdings, Inc., Vivos Group, Vivos Acquisitions, LLC., and Federal Systems, LLC], which are collectively referred to as the “Vivos Group.”

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(amounts in thousands, except per share data)

The table below is a summary of Vivos Group related party notes receivable which, as of March 31, 2024, totals $5,571.

Note Description	Acquisition Loan to Vivos, LLC	Interco Loan to Vivos Real Estate, LLC	Tax Note	Total Notes Receivable
Origination date	November 9, 2016	November 15, 2017	September 15, 2019
Original borrowed amount	$1,400	$772	$750	$-

Balance on December 31, 2021	$3,383	$812	$790	$4,985
Additional borrowings	34	-	-	34
Accrued interest	167	45	20	232
Balance on December 31, 2022	$3,584	$857	$810	$5,251
Repayments	(19)	-	-	(19)
Accrued interest	200	49	20	269
Balance on December 31, 2023	$3,765	$906	$830	$5,501
Accrued interest	52	12	6	70
Balance on March 31, 2024	$3,817	$918	$836	$5,571

Debt Settlement Agreements

On July 21, 2021, MMG settled the obligation which Vivos Holdings, LLC had obligated MMG to in July 2018, with Libertas Funding, LLC and Kinetic for $475. The $475 is included in the additional borrowings represented above.

In June 2023, VREH was able to sell the property at 22 Baltimore Road, in Rockville, Maryland, leaving the Company with no liability with respect to the building that MMG was signed as a guarantor without management’s knowledge in 2017. The Company may be entitled to cash in the amount of up to $90 as a result of the bankruptcy proceedings and sale of the building. Such an amount would reduce Vivos debt to MMG by that amount. As of March 21, 2024, MMG has not learned of any proceeds granted by the court.

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

In the summer of 2019, prior to the Merger, MMG entered into a Securities Purchase Agreement with several parties including CEO Nick Tsahalis (“Mr. Tsahalis”), CFO Mark Speck (“Mr. Speck”), both officers and then directors of the Company, and Hawkeye Enterprises (“Hawkeye”), a company owned and controlled by Mr. Speck. The convertible promissory notes signed by Mr. Tsahalis and Mr. Speck afforded them both common shares of Reliability based on the initial principal amounts of $100 each. Mr. Tsahalis, Mr. Speck, and Hawkeye also received Warrants to purchase 16,323, 81,616, and 81,616 shares, respectively, (on a post-Merger basis) of the Company Common Stock.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

NOTE 9. BUSINESS SEGMENTS

The Company operates within four industry segments: EOR, Recruiting and Staffing (“Staffing”), Direct Hire, and Video Production. The EOR segment provides media field talent to a host of large corporate customers in all 50 states. The Recruiting and Staffing segment provides skilled Media and IT field talent on a nationwide basis for customers in a myriad of industries. Direct Hire fulfils direct placement requests by MMG clients for a wide variety of posts, including administrative, media, and IT professionals. The Video and Multimedia Production segment provides script-to-screen services for corporate, government, and non-profit clients, globally.

The following table provides a reconciliation of revenue by reportable segment to consolidated results for the three months ended March 31, 2024 and 2023, respectively:

For the three months ended March 31:

	2024	2023
Revenue:
EOR	$4,572	$4,273
Recruiting and Staffing	667	765
Direct Hire	24	30
Video and Multimedia Production	32	131
Total	$5,295	$5,199

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 10, 2024, the date on which the unaudited condensed consolidated financial statements were available to be issued. Based upon this evaluation, management has determined that no material subsequent events have occurred that would require recognition in or disclosures in the accompanying unaudited condensed consolidated financial statements, except as follows:

On April 22, 2024, MMG received a refund of $288 from the IRS.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This section includes several forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to future events and financial performance. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “can,” “could,” “should,” “intends,” “project,” “predict,” “plans,” “estimates,” “goal,” “target,” “possible,” “potential,” “would,” “seek,” and similar references to future periods. These statements are not a guarantee of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: the impact of the COVID-19 pandemic on us and our clients; our ability to access the capital markets by pursuing additional debt and equity financing to fund our business plan and expenses on terms acceptable to the Vivos Group or at all; negative outcome of pending and future claims and litigation and our ability to comply with our contractual covenants, including in respect of our debt; potential loss of clients and possible rejection of our business model and/or sales methods; weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers’ projects or the inability of our customers to pay our fees; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; and government policies, legislation or judicial decisions adverse to our businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. We recommend readers to carefully review the entirety of this Quarterly Report, the “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and the other reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

The following discussion and analysis of our financial condition and results of operations, our expectations regarding the future performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors including those described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, with the SEC. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with our financial statements and related notes thereto and other financial information included in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND COMMENTS RELATED TO OPERATIONS

This discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes or developments in the Company’s evaluation of the accounting estimates and the underlying assumptions or methodologies that it believes to be Critical Accounting Policies and Estimates as disclosed in its Form 10-K for the year ended December 31, 2023.

Management’s Discussion included in the Form 10-K for the year ended December 31, 2023, includes discussion of various factors and items related to the Company’s results of operations and liquidity. There have been no other significant changes in most of the factors discussed in the Form 10-K and many of the items discussed in the Form 10-K are relevant to 2024 operations; thus, the reader of this report should read Management’s Discussion included in Form 10-K for the year ended December 31, 2023.

RESULTS OF OPERATIONS

Revenues

Revenues for the three months ended March 31, 2024 were $5,295, which represented an increase of $96 over the $5,199 tallied in the same period in 2023. Our top four clients all had increases in revenue when compared to the first quarter a year ago.

Our EOR segment drove our year-over-year growth with $4,572 revenue in all, which was $299 over 2023’s first quarter EOR revenue of $4,273.

Comparatively, the other three higher margin segments declined, with Staffing, Video Production, and Direct Hire revenues down by $98, $99, and $6, respectively, from the comparative first quarter 2023.

Video Production enjoyed $131 in the first quarter ended March 31, 2023 versus the $32 it produced in the same period in 2024. This was due to some uplift in projects that were not repeated in the first quarter of 2024. Thus, the $99 relative decline in revenue from a year ago was not unexpected.

$71 of a $98 decline in Recruiting and Staffing revenue in the first quarter 2024 compared to the same period a year ago was due to the loss of a client contract that went out to Request for Proposal (RFP) as part of the client’s process, and we did not win the renewal. Otherwise, we had 13 out of 23 staffing clients increase their business by $103 or 26%. This total, however, was offset by three larger clients that had certain contract roles not rollover, resulting in $118 in declines when compared to the first quarter of 2023.

Cost of Revenue / Gross Profit

Gross profit for the three-month period ended March 31, 2024, was $709, which was $2 less than the first quarter of 2023 and represented 13.4% in gross margin versus 13.7% in the first quarter 2023.

The revenue mix being weighted heavier to EOR by $200 in the first quarter 2024 when compared to a year ago, accounted for 40 basis points despite EOR gross margins remaining at 12.2% where it ended in 2023, even though 2024 EOR margins are 30-basis point better than the first quarter 2023 when they were 11.9%.

The other factors causing gross margins to dip were a 2.0% heavier use of 1099 labor at margins that were 2.6% lower than the use of W-2 labor and Staffing margins landing at 18.0% vs. 19.7% a year ago. These two factors had an estimated 15 and 20 basis point negative impact, respectively.

EOR margins tend to be lower at the beginning of the year as variable costs such as federal and state unemployment taxes reset at the beginning of the year. EOR margins tend to increase throughout the year as these variable costs are exhausted throughout the year. When extending EOR contracts we continue to incorporate slight pricing markup increases which improve margins. Additionally, our customer mix continues to be more weighted to clients that have more favorable pricing terms than those that previously dominated sales. This is why our EOR business is now seeing 12.2% margins as opposed to the 9.8% it once did, four years ago.

As for our non-EOR business, comparatively, first quarter 2024 to 2023: Direct Hire margins improved 21.8% from 77.1% in the first quarter 2023 to 98.9% in 2024, due to lower use of fixed recruiting resources. Media Staffing margins, however, dipped to 18% compared to the 19.7% performance a year ago as taxes, resource, and client mix changes reduced the spreads temporarily. These margins are likely to rebound in part because certain state and local taxes are at high points at the beginning of the year. Video Production only captured 7.0% gross margins as opposed to more traditional margins of 18.7% in the first quarter of 2023. This was unusual in that we afforded a large discount to one of our top clients.

General and Administrative (“G&A”)

General and administrative expenses for the three months ended March 31, 2024 were $947 compared to $933 in the same period in 2023, representing a $14, or 1.5%, increase. The marginal increase when compared to 2023’s first quarter was despite an increase of headcount and $80 in wages. Operationally, costs were down $54 in the first quarter 2024 compared to the same period 2023. $83 of the $64 negative variance to the first quarter 2023 was the result of over accrued 2022 bonuses that was reversed in the first quarter of 2023 as this amount was not earned.

Overall, legal costs both commercial and related to the Vivos Matter were reduced by $27, Contract Services was curtailed by $46, Staff events by $26, and Payroll fees from new provider ADP which are on an agreed signing incentive of three month’s hiatus. Employee salaries and benefits were comparatively down $139 as the aforementioned 2022 bonus accrual of $83 was reversed in 2023 resulting in a credit balance of $33 as the first quarter 2023 accrual. Otherwise, only Staff Development cost have a comparative differential to a year ago greater than $10, as it was $13 favorable.

We expect continued increases in payroll as certain roles have recently been filled, including a new VP of Sales, and there are a few open positions we expect to fill over the coming months.

Interest Expense

The Company incurred $16 in interest charges for financing, factoring, and paying an advance rate (BIP) against its invoices in the first quarter 2024 compared with $44 in the same period a year ago.

Other Income (Expense)

Other Expense in the first quarter was $93 due to legal fees associated with SWC matter and other employee matters, including a settlement on one matter at $50. We began booking these non-operational fees to Other last year in the second quarter, therefore we had no such costs in the first quarter of 2023.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements are driven predominantly by EOR field talent payments, G&A salaries, public company costs, interest associated with financing, legal fees associated with the Vivos and related SWC matter and client accounts receivable receipts. Since receipts from client payments are on average 60 days behind payments to field talent, working capital requirements can be periodically challenged. To accelerate cash and ensure sufficient liquidity, we have both a Buyer Initiated Payment (“BIP”) agreement with American Express (“Amex”) and a Factoring Facility with Gulf Coast Bank (“Gulf”).

Our BIP agreement with Amex enables MMG to be advanced 100% of purchase order approved invoices minus a flat interest rate percentage that is based on that day’s submitted invoice volume. The greater the volume the lower the interest rate charged. The implementation of this program in the second quarter of 2023 profoundly impacted our ability to accelerate cash conversion and lower DSO as well as our borrowing costs. Given our use of BIP is with 90-day terms clients, our approximate APR is 6.1% compared to Factoring average approximate APR rate of 11.1% based on the current prime rate of 8.5%.

Gulf, on the other hand, advances 93% of our eligible receivables at an advance rate of 15 basis points, an interest rate of prime plus 2%., and our prime floor rate at 4%. Our Days Outstanding (DSO) for the trailing twelve months ended March 31, 2024, is at 49 compared to 66 DSO for the trailing twelve months ended March 31, 2023.

These programs plus the portion of our business in which the client has elected or is required to pay in advance of approximately $173 every two weeks, counteract the approximate 26% of our revenue from clients that are on 90-day terms, some of which were demanded by larger clients, and have delays in providing receipt of purchase orders.

When looking at A/R aging in relation to payments to due date, as of March 31, 2024, 87.1% of our $2,628 in total trade A/R was current and 96.5% was < 31 days aged, compared to 74.9% and 91.4% a year ago, respectively. Our > 60 days aged invoices totaling $60, represent 2.3% of our total A/R. We had only one hundred and eighty dollars in bad debt over the past five years.

Our Federal and state tax liability is $0 compared to $5 a year ago, and $0 as of December 31, 2023.

Our primary sources of liquidity are cash generated from operations via accounts receivable and borrowings under our Factoring Facility with Gulf enabling access to the 7% unfactored portion. Because certain large clients have changed their payment practices announcing 60- and 90-day terms amounting to a unilateral extension to contractual terms by 30-60 days, we would otherwise be adversely impacted but not since we adopted Amex’s BIP program which coupled with an increase in prepayments to $173 from $100, over the past 12 months, has been catalysts to our cash conversion success measured by DSO moving from 66 a year ago to 49.

Our primary uses of cash are for payments to field talent, corporate and staff employees, related payroll liabilities, operating expenses, public company costs, including but not limited to, general and professional liability and directors and officer’s liability insurance premiums; legal fees; filing fees; auditor and accounting fees; stock transfer services; and board compensation, followed by cash factoring and other borrowing interest; cash taxes; and debt payments.

Since we are an EOR with the majority of contracted talent paid as W-2 employees who are paid known amounts, but on inconsistent schedules; our cash inflows do not typically align with these required payments, resulting in temporary cash challenges, which is why we employ factoring.

Vivos Debtors as of March 31, 2024 had notes receivable totaling $5,571 including default on a $3,000 promissory note and on a $750 tax obligation in December 2019.

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

On April 22, 2024, MMG received a refund of $288 from the IRS. The proceeds were accrued in the first quarter since the credits were for past tax events.

As of March 31, 2024, our working capital was 7,783 compared to $7,913 at end of December 2023 and $8,457 at the end of March 2023. Our adjusted working capital at the end of March 2024, excluding the notes receivable related to the Vivos Debtors, totals $2,212 compared to $2,412 at the end of 2023 and $3,130 a year earlier.

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

March 31, 2024

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A series of legal actions and hearings took place starting in March of 2020 with the Vivos Group over Merger agreement violations and Vivos Group debt obligations. Arbitration was agreed to in the fall of 2021 by both the Vivos Group and MMG with the proceedings commencing in February 2022.

On August 31, 2022, the arbitrator issued the Award with the Company and MMG prevailing on their claims. The awards included citing of fraud damages. Supplemental awards were subsequently issued on May 17, 2023, October 10, 2023, and finally on October 27, 2023. Summarily, MMG was awarded the totals of all notes the Vivos Group had with MMG for its borrowings, the contracted interest, attorneys’ fees and expenses of $1,209, and a contract damage of $1,000, to be satisfied by the transfer of their shares of the Company Common Stock to the Company equal in value to $1,000. The aggregate amount of the Awards totaled $7,779 as of March 31, 2024.

The May 17, 2023 award also appointed a Receiver whose primary function is to collect the contract and fraud damages, including costs, expenses, and fees provided in the awards.

On December 29, 2023, the Circuit Court for Montgomery County, Maryland signed orders entering all three arbitration awards as judgments in Reliability’s case against the Vivos Group. These orders became final on January 29, 2024 when the appeal period expired for the defendants. The judgments are good for 12 years and can be enrolled in other states. Reliability has collectible judgments which the Receiver is now eligible to pursue.

The following represents legal proceedings where Vivos Group borrowings impact MMG:

In September 2022, MMG learned that a Vivos IT, LLC lawsuit against SWC in May 2019 included MMG as a plaintiff. The lawsuit related to a debt restructuring services agreement secured by Suresh Doki, Naveen Doki, and Silvija Valleru to assist the following then-owned Vivos entities: Maslow Media Group, Inc., Health Care Resources Network, Inc., Mettler & Michael, Inc., 360 IT Professionals, Inc., and US IT Solutions, Inc. SWC countersued all plaintiffs on September 30, 2019 seeking to collect the balance of $403 not paid by the Vivos Group. This was not disclosed to MMG management or to Reliability before the Merger which closed on October 29, 2019.

MMG’s counsel filed a motion to include all original parties to the SWC agreement, as two of the original parties were not in the original filings. SWC filed a motion for summary judgment and MMG responded on March 18, 2024 opposing the motion. The next status conference related to SWC’s motion for Summary Judgement is scheduled for July 24, 2024.

Item 1a. Risk Factors

In addition to the other information set forth in this Quarterly Report, shareholders should carefully consider the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

RELIABILITY INCORPORATED (Registrant)

May 15, 2024	/s/ Nick Tsahalis
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

