Form 10-Q
period 2024-06-30
RELIABILITY INC
filed 2024-08-13
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 300,000,000 shares of Common Stock, no par value, as of June 30, 2024.

RELIABILITY INCORPORATED

Quarterly Report on Form 10-Q

As of and For the Three Months Ended June 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	June 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$271	$822
Trade receivables, net of credit losses	3,742	2,993
Other receivables	14	10
Notes receivable from related parties	5,766	5,501
Prepaid expenses and other current assets	182	442
Total current assets	9,975	9,768
Other intangible assets, net	3	3
Property, plant and equipment, net	69	15
Total assets	$10,047	$9,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Factoring liability	$217	$174
Accounts payable	747	548
Accrued expenses	234	290
Accrued payroll	985	637
Deferred revenue	200	206
Total current liabilities	2,383	1,855
Total liabilities	2,383	1,855
Commitment and contingencies (Note 6)
Subsequent events (Note 10)

SHAREHOLDERS’ EQUITY
Common stock, without par value, 300,000,000 shares authorized, 300,000,000 issued and outstanding as of June 30, 2024 and as of December 31, 2023	-	-
Additional paid-in capital	750	750
Retained earnings	6,914	7,181
Total shareholders’ equity	7,664	7,931
Total liabilities and shareholders’ equity	$10,047	$9,786

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Three Months Ended June 30,
	2024	2023
Revenue earned
Service revenue	$6,041	$5,452
Cost of revenue
Cost of revenue	5,237	4,712
Gross profit	804	740
Selling, general, and administrative expenses	986	911
Operating loss	(182)	(171)
Other income (expense)
Interest income from related parties	210	66
Interest income	1	6
Interest expense	(20)	(22)
Other expense	(136)	(119)
Income (loss) before income tax expense	(127)	(240)
Income tax expense	(7)	-
Consolidated net loss	$(134)	$(240)
Net income per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Share used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Six Months Ended June 30,
	2024	2023
Revenue earned
Service revenue	$11,336	$10,651
Cost of revenue
Cost of revenue	9,824	9,200
Gross profit	1,512	1,451
Selling, general, and administrative expenses	1,933	1,844
Operating loss	(421)	(393)
Other income (expense)
Interest income from related parties	280	131
Interest income	16	14
Interest expense	(35)	(65)
Other income (expense)	(229)	(119)
Loss before income tax (expense) benefit	(389)	(432)
Income tax (expense) benefit	122	(3)
Consolidated net loss	$(267)	(435)
Net loss per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Shares used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2024 and 2023

(amounts in thousands, except per share data)

			Additional
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2022	300,000,000	$-	$750	$7,921	$8,671
Net loss	-	-		(435)	(435)
Balance, June 30, 2023	300,000,000	$-	$750	$7,846	$8,236

Balance, December 31, 2023	300,000,000	$-	$750	$7,181	$7,931
Net loss	-	-		(267)	(267)
Balance, June 30, 2024	300,000,000	$-	$750	$6,914	$7,664

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(267)	$(435)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4	10
Accrued interest	(265)	(131)
Changes in operating assets and liabilities:
Trade receivables	(749)	3,856
Retention credit receivable	-	1,209
Other receivables	(5)	(14)
Prepaid expenses and other current assets	260	119
Accounts payable	199	(403)
Accrued payroll	349	(50)
Accrued expenses	(56)	(19)
Deferred revenue	(6)	-
Income taxes payable	-	(1)
Net cash provided by (used in) operating activities	(536)	4,141
Cash flows from Investing activities:
Purchase of fixed assets	(58)	-
Net Cash used in investing activities	(58)	-
Cash flows from financing activities:
Net borrowing/(repayment) of line-of-credit	43	(2,542)
Advances to related parties	-	34
Net cash used in financing activities	43	(2,508)
Net increase (decrease) in cash and cash equivalents	(551)	1,633
Cash and cash equivalents, beginning of period	822	227
Cash and cash equivalents, end of period	$271	$1,860

The accompanying notes are an integral part of these statements.

7

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(amounts in thousands)

	For the Six Months Ended June 30,
Supplemental disclosures of cash flow information:	2024	2023
Cash paid (received) during the year for:
Interest	$20	$65
Income taxes	$7	$4

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

June 30, 2024

(amounts in thousands, except per share data)

The May 17, 2023 award also appointed a rehabilitative receiver (the “Receiver”) whose primary function is to collect the contract and fraud damages, including costs, expenses, and fees provided in the awards. With respect to the receivership, the Vivos Group owners or holders of all the shares of common stock of the Company were declared not be entitled to vote any of those shares at any annual or special meetings of the shareholders of the Company during the period of the receivership.

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

Per Maryland law, the enrolling of judgements enables MMG to apply 10% interest to the Vivos Debtor balance beginning December 29, 2023. MMG began applying the additional interest in the second quarter 2024.

Upon final resolution as to the underlying ownership and rights of certain shareholders, the Company intends to hold an annual meeting of shareholders within a reasonable time thereafter.

As of June 30, 2024, the Vivos Debtor balance was $5,766. The Award value in totality currently aggregates $7,975, independent of legal fees after the award and interest.

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

Concentration of Credit Risk

For the six months ended June 30, 2024, 27.2% of revenue came from one customer, 21.7% from a second customer and 13.5% from a third. Combined, this totals 62.4% of revenue. In 2023, the top two companies were the only ones above the 10% mark and accounted for 24.5% and 13.6%, respectively, which is 38.1% combined. The aforementioned top three 2024 clients improved upon their combined concentration in 2023 when this group garnered 45.7% share of the revenue. No other client has exceeded 10% of revenues for the three months ended June 30, 2024 or 2023.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(amounts in thousands, except per share data)

NOTE 2. MANAGEMENT’S PLAN

Although the Company experienced net losses after taxes for the six months ended June 30, 2024 and, in the years, ended December 31, 2023 and 2022 of $267, $740, and $739, respectively, management believes it has the ability to continue as a going concern and meet its financial obligation as they become due in 2024 and beyond. The factors impacting this view include, but are not limited to, the following:

●	Cash flow forecast showing sufficient cash and working capital 52 weeks from August 3, 2024;
●	The expected reductions in continuing legal fees in 2024 given the Company has collectible judgments that the Receiver is now eligible to pursue;
●	An expectation that the notes receivable from related parties will be renumerated in cash and/or stock and that stock will provide capital market access over the long term;
●	Expected progress in sales, newer agreements that will begin fulfillment, our current pipeline, and current larger clients who have indicated increases in media activity for 2024 which in the first six months of 2024, have been realized; and
●	The Company has additional availability to use its factoring line to extend borrowing of up to 93% of unfactored invoices which, as of August 3, 2024, was $3,278.

As a result of the foregoing, the Company believes that it has sufficient cash to meet its financial obligations for the next 12 months and beyond as they become due.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU enhances the disclosures related to segment reporting for public entities. It requires entities to disclose significant segment expenses for each reportable segment, providing greater transparency in segment performance. The ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating how this ASU will impact its consolidated financial statements and disclosures.

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 largely follows the proposed ASU issued earlier in 2023 with several important modifications and clarifications discussed below. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 (generally, calendar year 2025) and effective for all other business entities one year later. Entities should adopt this guidance on a prospective basis, though retrospective application is permitted. The Company is currently evaluating how this ASU will impact its consolidated financial statements and disclosures.

Adopted Accounting Pronouncements

The Company does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material effect on its present or future consolidated financial statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(amounts in thousands, except per share data)

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30, 2024	December 31, 2023

Accounts receivable, unfactored	$3,113	$2,819
Accounts receivable, factored	629	174
Total Accounts Receivable	$3,742	$2,993

NOTE 5. DEBT

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

Accounts receivables were sold with full recourse. Proceeds from the sale of receivables were $1,405 for the six-month period ended June 30, 2024, compared to $2,627 for the same period ended on June 30, 2023. The total outstanding balance under the recourse contract was $217 on June 30, 2024, compared to $174 as of December 31, 2023.

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

Total finance fees for all loans for the three months ended June 30, 2024 and 2023 totaled $16 and $44, respectively. The insurance portion of both periods was approximately $2.

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

June 30, 2024

(amounts in thousands, except per share data)

On August 31, 2022, the arbitrator issued the Award with the Company and MMG prevailing on their claims. The awards included citing of fraud damages. Supplemental awards were subsequently issued on May 17, 2023, October 10, 2023, and finally on October 27, 2023. Summarily, MMG was awarded the totals of all notes the Vivos Group had with MMG for its borrowings, the contracted interest, attorneys’ fees and expenses of $1,209, and a contract damage of $1,000 to be satisfied by the transfer of their shares of the Company Common Stock to the Company equal in value to $1,000. The aggregate amount of the Awards, which are now court judgements, totals $7,795 as interest continues to accrue on these awarded balances.

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

In September 2022, MMG learned that a Vivos IT, LLC lawsuit against Second Wind Consulting (“SWC”), in May 2019 included MMG as a plaintiff. SWC effectually countersued plaintiffs Suresh Doki, Naveen Doki, and Silvija Valleru on September 30, 2019 seeking to collect the balance of $403 not paid by the Vivos Group. This was not disclosed to MMG management or to Reliability before the Merger which closed on October 29, 2019.

MMG counsel filed a motion to add 4 parties to a counterclaim (HCRN, M&M, 360 IT and US IT). The court approved our motion, and all 4 parties were added. MMG has since released HCRN from the counterclaim. On July 24, 2024 the court denied SWC’s motion for summary judgement related to their counterclaim. To date MMG has $110 in legal fees associated with this matter that have been booked to Other Expense.

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(amounts in thousands, except per share data)

The table below is a summary of Vivos Group related party notes receivable which, as of June 30, 2024, totals $5,766.

Note Description	Acquisition Loan to Vivos, LLC	Interco Loan to Vivos Real Estate, LLC	Tax Note	Total Notes Receivable
Origination date	November 9, 2016	November 15, 2017	September 15, 2019
Original borrowed amount	$1,400	$772	$750	$-

Balance on December 31, 2021	$3,383	$812	$790	$4,985
Additional borrowings	34	-	-	34
Accrued interest	167	45	20	232
Balance on December 31, 2022	$3,584	$857	$810	$5,251
Repayments	(19)	-	-	(19)
Accrued interest	200	49	20	269
Balance on December 31, 2023	$3,765	$906	$830	$5,501
Accrued interest	191	46	43	280
Repayments	(15)			(15)
Balance on June 30, 2024	$3,941	$952	$873	$5,766

Debt Settlement Agreements

On July 21, 2021, MMG settled the obligation which Vivos Holdings, LLC had obligated MMG to in July 2018, with Libertas Funding, LLC and Kinetic for $475. The $475 is included in the additional borrowings represented above.

In June 2023, VREH was able to sell the property at 22 Baltimore Road, in Rockville, Maryland, leaving the Company with no liability with respect to the building that MMG was signed as a guarantor without management’s knowledge in 2017. The Company may be entitled to cash in the amount of up to $90 as a result of the bankruptcy proceedings and sale of the building. Such an amount would reduce Vivos debt to MMG by that amount. As of June 30, 2024, MMG has not learned of any proceeds granted by the court.

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(amounts in thousands, except per share data)

On July 31, 2024 approximately 77% of the warrant value associated with 2019 convertible promissory notes expired. (See Subsequent Events).

The term “warrant” herein refers to warrants issued by MMG and assumed by the Company as a result of the Merger. The terms of all Warrants are the same other than as to the number of shares covered thereby. The Warrant may be exercised at any time or from time to time during the period commencing on first business day following the completion of the Qualified Financing (as defined below) and expiring on the fifth annual anniversary thereof (the “Exercise Period”). For purposes herein, a “Qualified Financing” means the issuance by the Company, other than certain excluded issuances of shares of Common Stock, in one transaction or series of related transactions, which transaction(s) result in aggregate gross proceeds actually received by the Company of at least $5,000. The exercise price per full share of the Company Common Stock shall be 120% of the average sale price of the Company Common Stock across all transactions constituting a part of the Qualified Financing. Convertible note warrants were not valued and included as liability on balance sheet because of uncertainty around their pricing, value, and low probability in receiving the $5,000 trigger. The five-year eligibility for all holders of these Warrants will expire in October 2024.

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

The following tables provides a reconciliation of revenue by reportable segment to consolidated results for the three and six months ended June 30, 2024 and 2023, respectively:

For the Three Months Ended June 30:

	2024	2023
Revenue:
EOR	$5,243	$4,499
Recruiting and Staffing	713	863
Direct Hire	27	22
Video and Multimedia Production	58	68
Total	$6,041	$5,452

For the Six Months Ended June 30:

	2024	2023
Revenue:
EOR	$9,815	$8,773
Recruiting and Staffing	1,380	1,628
Direct Hire	51	51
Video and Multimedia Production	90	199
Total	$11,336	$10,651

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 13, 2024, the date on which the unaudited condensed consolidated financial statements were available to be issued. Based upon this evaluation, management has determined that no material subsequent events have occurred that would require recognition in or disclosures in the accompanying unaudited condensed consolidated financial statements, except as follows:

On July 24, 2024, the court denied SWC’s motion for summary judgement related to their counterclaim.

On July 31, 2024, approximately 77% of the warrant value associated with 2019 convertible promissory notes that were held by 7 entities including CEO Nick Tsahalis and CFO Mark Speck, expired. The remaining warrants will expire on October 4th if the Company fails to enter a transaction or series of related transactions, resulting in aggregate gross proceeds to the Company of at least $5,000.

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

RESULTS OF OPERATIONS

Revenues

Revenues for the three months ended June 30, 2024 were $6,041, which represented an increase of $589 over the $5,452 tallied in the second quarter of 2023. This was the first time we have had consecutive revenue beats on comparative periods a year ago since 2019. Our top four clients all had increases in revenue when compared to the second quarter a year ago by $1,445.

Our EOR segment drove this year-over-year growth with $5,243 revenue in all, which was $744 or 16.5% over 2023’s second quarter EOR revenue of $4,499. The top three revenue producing clients overall contributed $3,809 or 68% of EOR quarterly revenue compared to $2,401 a year ago in the period ending June 30, 2023. The EOR segment revenue increase from these three clients was $1,388.

Staffing, however, saw a dip in revenue by $150 or 17.4% from $863 to $713 in the period ending June 30, 2023 to 2024. Three clients caused the dip: one being a lost client (to the bidding process conducted at the end of their contract) for $108 of the $150 negative variance; an account that had curtailed their media spending steeply post COVID and who converted 10 of our employees to their own a year ago, accounted for $73; and one client contracted their list of IT resource vendors, having a $57 negative impact. Otherwise, 10 of 13 active staffing clients had increased staffing revenues totaling $105.

Our Direct Hire business garnered $27 in revenue which was $5 greater than the same period ending June 30, 2023. Video Production saw a $10, or 14.7% decline in the second quarter comparative revenue going from $68 a year ago to $58.

Revenues grew $685 for the six-month period ending June 30, 2024 with a total of $11,336 versus $10,651 in the same period 2023. The increase was driven by our top 3 revenue producers who amassed $6,741 in the six months ending June 30, 2024 which is 59.5% of our total revenue and a $1,906 increase over their revenue contributions in the same 6-month period ending June 30, 2023.

EOR drove the six-month growth with $9,815 in revenue which was $1,042, or 11.9% more than this business garnered in the same period 2023, when it produced $8,773 in revenue. Otherwise, in the six-month period ending June 30, 2024, Direct Hire revenue was identical to the same period 2023 at $51, Staffing at $1,380 was off 2023’s second quarter pace by $248, or 15.2%, and Video Production at $90 was $109 or 54.8% away from 2023’s six-month revenue of $199.

Cost of Revenue / Gross Profit

For the three-month period ended June 30, 2024, gross profit at $804 saw a $64 or 8.6% improvement comparatively to the three-month period ended June 30, 2023, when gross profit landed on $740. Gross margins, however, slipped from a year ago to 13.3% from 13.6% as our EOR revenue mix increased to 86.9% of all quarterly revenue from 82.5% in the same period 2023. EOR revenue increasing by $744 coupled with almost twice the weighting toward lower margin 1099 COR at 28% versus 12.5% in the second quarter 2023, had the greatest impact on the gross margin slipping by thirty basis points.

Meanwhile, Staffing gross profit declined by $12 from $155 to $143 in the second quarter 2024 compared to 2023. Whereas revenue for staffing was down 17.4%, gross margin was up 4.8% to 44.7%, thus softening the 7.7% gross profit decline.

Direct Hire gross profit improved by $10 even though revenue increased by $5 as margins were 92.4% in the second quarter 2024 versus 69.3% in the same period ending June 30, 2023. Our searches required less recruiting software time allocation, hence the higher margin. Video Production had $8 in gross profit in the second quarter ending June 30, 2024, compared to $20 in the same period in 2023.

Gross Profit grew $61 or 4.2% to $1,512 in the six months ending June 30, 2024 versus $1,451 in the same period a year ago but not quite at the same 6.4% rate that revenue increased. This is because the $1,512 represented 13.3% in gross margin versus the 13.6% in the second quarter 2023.

The six-month revenue mix weighted heavier to EOR by $1,041 in the six months ending June 30, 2024 when compared to a year ago, accounted for 30 basis points despite EOR gross margins dropping only .1% from 12.2% to 12.1% year over year.

EOR margins would have ordinarily increased but a heavier use of 1099 labor at a 2.6% lower margin offset a W2 margin increase. When extending EOR contracts we continue to incorporate reasonable pricing markup increases which slowly improve margins. Additionally, our customer mix continues to be more weighted to clients that have more favorable pricing terms than those that previously dominated sales. This is why our EOR business is now seeing 12.2% margins as opposed to the 9.8% it did, four years ago.

As for our non-EOR business in the first six months of 2024, compared to 2023: Direct Hire margins improved 21.8% from 73.7% in the first six months of 2023 to 95.4% in 2024, due to lower use of fixed recruiting resources. Media Staffing margins also improved to 18.9% from 18.4% year-over-year. Video Production captured an 11.8% gross margin as opposed to a more traditional margin of 18.7% in the six months ending June 2023 due to our affording a large discount to one of our premier clients.

General and Administrative (“G&A”)

General and administrative expenses for the three months ended June 30, 2024 were $986 compared to $911 in the same period in 2023, representing an $75 or 8.2% increase. The increase in spending when compared to 2023’s second quarter was rooted in higher base salaries, payroll tax and benefits by $88. Sales headcount was increased from an average of 3 Full Time Equivalents (FTE) to 4.2 FTE leading to $39 higher in loaded salaries in the period ending June 30, 2024 compared to 2023. Operational non loaded salaries were higher by $6, in the second quarter 2024 compared to the same period 2023. A $36 reduction in contract services coupled with a favorable legal cost differential of $10 were overshadowed by higher software costs by $32 and payroll costs of $13.

On December 29, 2023 we learned the Maryland Circuit court certified the arbitration award as a judgement. The costs related to the award are now centered on collection and recovery. Since we began separating non-core operational expenses in 2023 and recording them to Other Expense, MMG decided to begin recording all related Receiver expenses from SG&A (operational) legal to Other Expense. Thus $64 in legal costs for the first six months of 2024 were reclassed to Other Expense, creating a favorable legal cost comparison to the same period in 2023.

Interest Expense

The Company incurred $20 in interest charges for financing, factoring, and paying an advance rate (BIP) against its invoices in the second quarter 2024 compared with $22 in the same period a year ago.

Other Income (Expense)

These mostly non-operational one time or short-term costs, in the second quarter totaled $136 including $64 in Receiver and arbitration award related costs being reclassed from SG&A legal. We closed out employee matters with $51 in costs for the second quarter but incurred $13 more costs related to the SWC matter (see Note 6). We began booking these non-operational fees to Other Income (Expense) last year in the second quarter, which consisted of all SWC and employment matters totaling $119. Thus, the increase in expenses in 2024 was $17.

For the six months ended June 30, 2024, Other Expense was $229 which consisted of the following costs: $64 in aforementioned award recovery related costs, $68 in SWC, and $97 in employee severance and related legal fees. A year ago, we recorded $119 comparatively in the same period consisting of $66 in employment matters and $53 related to SWC. We have now incurred $110 in legal fees for the SWC matter since September 2022.

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

Gulf, on the other hand, advances 93% of our eligible receivables at an advance rate of 15 basis points, an interest rate of prime plus 2%., and our prime floor rate at 4%. Our Days Outstanding (DSO) remained steady for the trailing twelve months ending June 30, 2024, is at 49 compared to a 58 DSO for the trailing twelve months ended June 30, 2023.

These programs plus the portion of our business in which the client has elected or is required to pay in advance of approximately $168 every two weeks, counteract the approximate 32% of our revenue from clients that are on 90-day terms, some of which were demanded by larger clients, and have delays in providing receipt of purchase orders.

When looking at A/R aging in relation to payments to due date, as of June 30, 2024, 91.8% of our $3,742 in total trade A/R was current and 97.6% was < 31 days aged, compared to 89.2% and 99.0% a year ago, respectively. Our > 60 days aged invoices totaling $57, represent 1% of our total A/R. We had only one hundred and eighty dollars in bad debt over the past five years.

Our primary sources of liquidity are cash generated from operations via accounts receivable and borrowings under our Factoring Facility with Gulf enabling access to the 7% unfactored portion. Because certain large clients have changed their payment practices announcing 60- and 90-day terms amounting to a unilateral extension to contractual terms by 30-60 days, we would otherwise be adversely impacted but not since we adopted Amex’s BIP program which coupled with an increase in prepayments to $168 from $161, over the past 12 months, has been catalysts to our cash conversion success measured by DSO moving from 58 a year ago to 49.

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

Vivos Debtors as of June 30, 2024 had notes receivable totaling $5,766 including default on a $3,000 promissory note and on a $750 tax obligation in December 2019.

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

As of June 30, 2024, our working capital was $7,592 compared to $7,913 at end of December 2023 and $7,783 at the end of March 2024, and $8,220 and the end of June 2023. Our adjusted working capital at the end of June 2024, excluding the notes receivable related to the Vivos Debtors, totals $1,826 compared to $2,412 at the end of 2023, 2,212 at the end of the first quarter 2024.

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

June 30, 2024

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A series of legal actions and hearings took place starting in March of 2020 with the Vivos Group over Merger agreement violations and Vivos Group debt obligations. Arbitration was agreed to in the fall of 2021 by both the Vivos Group and MMG with the proceedings commencing in February 2022.

On August 31, 2022, the arbitrator issued the Award with the Company and MMG prevailing on their claims. The awards included citing of fraud damages. Supplemental awards were subsequently issued on May 17, 2023, October 10, 2023, and finally on October 27, 2023. Summarily, MMG was awarded the totals of all notes the Vivos Group had with MMG for its borrowings, the contracted interest, attorneys’ fees and expenses of $1,209, and a contract damage of $1,000, to be satisfied by the transfer of their shares of the Company Common Stock to the Company equal in value to $1,000. The aggregate amount of the Awards totaled $7,779 as of June 30, 2024.

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

MMG counsel filed a motion to add 4 parties to a counterclaim (HCRN, M&M, 360 IT and US IT). The court approved our motion, and all 4 parties were added. MMG has since released HCRN from the counterclaim. SWC filed a motion for summary judgement and on March 18, 2024 MMG responded, opposing the motion. On July 24, 2024 the court denied SWC’s motion for summary judgement related to their counterclaim.

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

We are currently engaged in substantial and complex litigation and collection of an arbitration award with the Vivos Group, the outcome of which could materially harm our business and financial results.

As more fully described in Note 6 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements, we are currently engaged in litigation and arbitration with the Vivos Group. The arbitration was brought by the Company to enforce its rights under the Merger Agreement.

The litigation and arbitration are substantial and complex, and they have caused and could continue to cause us to incur significant costs, as well as distract our management over an extended period. The litigation and arbitration may continue to substantially disrupt our business, and we cannot assure you that we will be able to resolve the litigation on terms favorable to us in any definitive time frame.

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

RELIABILITY INCORPORATED (Registrant)

August 13, 2024	/s/ Nick Tsahalis
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

