Form 10-Q
period 2024-09-30
RELIABILITY INC
filed 2024-11-14
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 300,000,000 shares of Common Stock, no par value, as of September 30, 2024.

RELIABILITY INCORPORATED

Quarterly Report on Form 10-Q

As of and For the Three Months Ended September 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	September 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$140	$822
Trade receivables, net of credit losses	4,020	2,993
Other receivables	-	10
Notes receivable from related parties	5,827	5,501
Prepaid expenses and other current assets	197	442
Total current assets	10,184	9,768
Other intangible assets, net	3	3
Property, plant and equipment, net	58	15
Total assets	$10,245	$9,786

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Factoring liability	$741	$174
Accounts payable	566	548
Accrued expenses	389	290
Accrued payroll	755	637
Deferred revenue	197	206
Total current liabilities	2,648	1,855
Total liabilities	2,648	1,855

Commitment and contingencies (note 6)

SHAREHOLDERS’ EQUITY
Common stock, without par value, 300,000,000 shares authorized, 300,000,000 issued and outstanding as of September 30, 2024 and as of December 31, 2023		-
Additional paid-in capital	750	750
Retained earnings	6,847	7,181
Total shareholders’ equity	7,597	7,931
Total liabilities and shareholders’ equity	$10,245	$9,786

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Three Months Ended September 30,
	2024	2023
Revenue earned
Service revenue	$6,230	$5,341
Cost of revenue
Cost of revenue	5,396	4,569
Gross profit	834	772
Selling, general, and administrative expenses	958	998
Operating loss	(124)	(226)
Other income (expense)
Interest income from related parties	146	68
Interest income	2	7
Interest expense	(27)	(12)
Other expense	(68)	(13)
Income (loss) before income tax expense	(71)	(176)
Income tax expense	5	-
Consolidated net loss	$(66)	$(176)
Net income per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Share used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Nine Months Ended September 30,
	2024	2023
Revenue earned
Service revenue	$17,566	$15,992
Cost of revenue
Cost of revenue	15,220	13,769
Gross profit	2,346	2,223
Selling, general, and administrative expenses	2,891	2,843
Operating loss	(545)	(620)
Other income (expense)
Interest income from related parties	426	200
Interest income	17	21
Interest expense	(62)	(77)
Other income (expense)	(297)	(133)
Loss before income tax (expense) benefit	(461)	(609)
Income tax (expense) benefit	127	(3)
Consolidated net loss	$(334)	$(612)
Net loss per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Shares used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2024 and 2023

(amounts in thousands, except per share data)

			Additional
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2022	300,000,000	$-	$750	$7,921	$8,671
Net loss	-	-		(612)	(612)
Balance, September 30, 2023	300,000,000	$-	$750	$7,309	$8,059

Balance, December 31, 2023	300,000,000	$-	$750	$7,181	$7,931
Net loss	-	-		(334)	(334)
Balance, September 30, 2024	300,000,000	$-	$750	$6,847	$7,597

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(334)	$(612)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15	14
Accrued interest	(326)	(165)
Changes in operating assets and liabilities:
Trade receivables	(1,027)	3,243
Retention credit receivable	-	1,195
Other receivables	9	14
Prepaid expenses and other current assets	244	72
Accounts payable	18	(284)
Accrued payroll	118	(304)
Accrued expenses	100	(21)
Deferred revenue	(9)	-
Income taxes payable	-	(1)
Net cash provided by (used in) operating activities	(1,192)	3,151
Cash flows from Investing activities:
Purchase of fixed assets	(58)	(8)
Net cash used in investing activities	(58)	(8)
Cash flows from financing activities:
Net borrowing/(repayment) of line-of-credit	568	(2,619)
Net cash used in financing activities	568	(2,619)
Net increase (decrease) in cash and cash equivalents	(682)	524
Cash and cash equivalents, beginning of period	822	227
Cash and cash equivalents, end of period	$140	$751

The accompanying notes are an integral part of these statements.

7

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(amounts in thousands)

	For the Nine Months Ended September 30,
Supplemental disclosures of cash flow information:	2024	2023
Cash paid during the year for:
Interest	$62	$77
Income taxes	$-	$5

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

In 2019, Vivos Holdings collaborated on a share swap of MMG for other Vivos companies with individuals who included, but were not limited to, Dr. Doki, Shirisha Janumpally (“Mrs. Janumpally”), wife of Dr. Doki, Kalyan Pathuri (“Mr. Pathuri”) husband of Silvija Valleru, Igly Trust, and Judos Trust. These parties also have common ownership combinations in a number of other entities: Vivos Holdings, LLC. Vivos Real Estate Holdings, LLC (“VREH”), Vivos Holdings, Inc., Vivos Group, Vivos Acquisitions, LLC., and Federal Systems, LLC, (collectively referred to herein as “Vivos Group”).

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

The May 17, 2023, award also appointed a rehabilitative receiver (the “Receiver”) whose primary function is to collect the contract and fraud damages, including costs, expenses, and fees provided in the awards. With respect to the receivership, the Vivos Group owners or holders of all the shares of common stock of the Company were declared not to be entitled to vote any of those shares at any annual or special meetings of the shareholders of the Company during the period of the receivership.

On October 10, 2023, the Arbitrator issued a Supplemental Award appointing the Receiver to assist the Company in collecting the awarded amounts. In the award, the Arbitrator established the powers of the Receiver.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(amounts in thousands, except per share data)

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

As of September 30, 2024, the Vivos Debtor balance was $5,827. The Award value in totality currently aggregates $8,036, independent of legal fees after the award and interest.

Basis of presentation

The unaudited condensed consolidated interim financial statements include the accounts of the Company and all wholly owned divisions, including its 100% owned subsidiary, MMG. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of financial position and the results of operations for the periods presented, have been reflected herein. The results of operations for the periods presented herein are not necessarily indicative of the results expected for the full year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

Concentration of Credit Risk

For the nine months ended September 30, 2024, 26.2% of revenue came from one customer, 21.2% from a second customer, and 15.9% from a third. Combined, this totals 63.3% of revenue. In 2023, these same three companies accounted for 24.6%, 13.8%, and 8.6%, respectively, which combined totals 47.0%. No other client exceeded 10% of revenues for the three months ending September 30, 2024 and 2023.

NOTE 2. MANAGEMENT’S PLAN

Although the Company experienced net losses after taxes for the nine months ended September 30, 2024, and, in the years, ended December 31, 2023 and 2022 of $334, $740, and $739, respectively, management believes it has the ability to continue as a going concern and meet its financial obligation as they become due in 2024 and beyond. The factors impacting this view include, but are not limited to, the following:

●	Cash flow forecast showing sufficient cash and working capital 52 weeks from November 6, 2024;
●	The expected reductions in continuing legal fees in 2024 given the Company has collectible judgments that the Receiver is now pursuing;
●	An expectation that the notes receivable from related parties will be remunerated in cash and/or stock, and that stock will provide capital market access over the long term;
●	Expected progress in sales, new agreements that will begin fulfillment in early 2025, our current pipeline, and current larger clients who indicated increases in media activity for 2024, which in the first nine months of 2024, were realized; and
●	The Company has additional availability to use its factoring line to extend borrowing of up to 93% of unfactored invoices which, as of November 14, 2024, was $2,617.

As a result of the foregoing, the Company believes that it has sufficient cash to meet its financial obligations for the next 12 months and beyond as they become due.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(amounts in thousands, except per share data)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Adopted Accounting Pronouncements

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

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30, 2024	December 31, 2023

Accounts receivable, unfactored	$2,620	$2,819
Unbilled receivables	659	-
Accounts receivable, factored	741	174
Total Accounts Receivable	$4,020	$2,993

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

Our arrangement calls for interest at prime plus 2%, and includes an advance rate of 15 basis points. The amount of an invoice eligible for sale to Gulf is 93%. This agreement is month-to-month. The Company continues to be obligated to meet certain financial covenants in respect to invoicing and reserve account balance.

Accounts receivables were sold with full recourse. Proceeds from the sale of receivables were $4,996 for the nine-month period ended September 30, 2024, compared to $3,297 for the same period ended on September 30, 2023. The total outstanding balance under the recourse contract was $741 on September 30, 2024, compared to $0 as of September 30, 2023, and $174 on December 31, 2023.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(amounts in thousands, except per share data)

The factoring facility is collateralized by substantially all the assets of the Company. In the event of a default, the factor may demand that the Company repurchase the receivable or debit the reserve account.

MMG also enters into short term 10-month loan agreements annually to finance advance payments on crime, EPLI, E&O, and D&O insurances. In 2023-2024, MMG entered into two loans totaling $150 with finance charges over 10 months totaling approximately $15.

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

On August 31, 2022, the arbitrator issued the Award with the Company and MMG prevailing on their claims. The awards included citing of fraud damages. Supplemental awards were subsequently issued on May 17, 2023, October 10, 2023, and finally on October 27, 2023. Summarily, MMG was awarded the totals of all notes the Vivos Group had with MMG for its borrowings, the contracted interest, attorneys’ fees and expenses of $1,209, and a contract damage of $1,000 to be satisfied by the transfer of their shares of the Company Common Stock to the Company equal in value to $1,000. The aggregate amount of the Awards, which are now court judgements, totals $8,036 as interest continues to accrue on these awarded balances.

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

In September 2022, MMG learned that a Vivos IT, LLC lawsuit against Second Wind Consulting (“SWC”), in May 2019 included MMG as a plaintiff. SWC effectually countersued plaintiffs Suresh Doki, Naveen Doki, and Silvija Valleru on September 30, 2019, seeking to collect the balance of $403 not paid by the Vivos Group. This was not disclosed to MMG management or to Reliability before the Merger which closed on October 29, 2019.

MMG counsel filed a motion to add four parties to a counterclaim (HCRN, M&M, 360 IT, and US IT). The court approved our motion, and all four parties were added. MMG has since released HCRN from the counterclaim. On July 24, 2024, the court denied SWC’s motion for summary judgement related to their counterclaim.

However, Healthcare Resource Network (HCRN) believed this motion violated a previous settlement agreement between Maslow and HCRN, dating back to 2021, which offered broad indemnification language. HCRN provided support to Maslow that it had carved itself out of the SWC agreement as it did not receive any support from SWC. On August 30, 2024, Maslow reimbursed HCRN $25 for legal fees incurred to defend itself after they were added to the lawsuit.

As for the SWC matter, at the present time, the counterclaim parties have reached a mutual understanding with an expectation of dismissal of the matter with minimal contribution from the company which are in the process of executing.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(amounts in thousands, except per share data)

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

Related Party Notes Receivable

The Company has several notes receivable from related parties. Prior to the Merger, Vivos Holdings collaborated on a share swap of MMG for other Vivos companies with individuals who included, but were not limited to, Dr. Doki, Shirisha Janumpally (“Mrs. Janumpally”), wife of Dr. Doki, Kalyan Pathuri (“Mr. Pathuri”) husband of Silvija Valleru, Igly Trust, and Judos Trust. These parties also have common ownership combinations in a number of other entities: Vivos Holdings, LLC. Vivos Real Estate Holdings, LLC (“VREH”), Vivos Holdings, Inc., Vivos Group, Vivos Acquisitions, LLC., and Federal Systems, LLC, which are collectively referred to as the “Vivos Group.”

The table below is a summary of Vivos Group related party notes receivable which, as of September 30, 2024, totals $5,827.

Note Description	Acquisition Loan to Vivos, LLC	Interco Loan to Vivos Real Estate, LLC	Tax Note	Total Notes Receivable
Origination date	November 9, 2016	November 15, 2017	September 15, 2019
Original borrowed amount	$1,400	$772	$750	$-

Balance on December 31, 2021	$3,383	$812	$790	$4,985
Additional borrowings	34	-	-	34
Accrued interest	167	45	20	232
Balance on December 31, 2022	$3,584	$857	$810	$5,251
Repayments	(19)	-	-	(19)
Accrued interest	200	49	20	269
Balance on December 31, 2023	$3,765	$906	$830	$5,501
Accrued interest	292	69	65	426
Repayments	(9)	(91)	-	(100)
Balance on September 30, 2024	$4,048	$884	$895	$5,827

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(amounts in thousands, except per share data)

In June 2023, VREH was able to sell the property at 22 Baltimore Road, in Rockville, Maryland, leaving the Company with no liability with respect to the building that MMG was signed as a guarantor without managements knowledge in 2017. The Company was entitled to cash in the amount of $91 as a result of the bankruptcy proceedings and sale of the building, which we received on August 31, 2024. The $91 credit was applied to Vivos debt to MMG, thus lowering the balance, as evidenced in table above on “Repayments” line.

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

On October 17, 2024, the entire warrant value associated with ten 2019 convertible promissory notes expired. (See also Subsequent Events in Note 10).

The term “warrant” herein refers to warrants issued by MMG and assumed by the Company as a result of the Merger. The terms of all Warrants are the same other than as to the number of shares covered thereby. The Warrant may be exercised at any time or from time to time during the period commencing on first business day following the completion of the Qualified Financing (as defined below) and expiring on the fifth annual anniversary thereof (the “Exercise Period”). For purposes herein, a “Qualified Financing” means the issuance by the Company, other than certain excluded issuances of shares of Common Stock, in one transaction or series of related transactions, which transaction(s) result in aggregate gross proceeds actually received by the Company of at least $5,000. The exercise price per full share of the Company Common Stock shall be 120% of the average sale price of the Company Common Stock across all transactions constituting a part of the Qualified Financing. Convertible note warrants were not valued and included as liability on balance sheet because of uncertainty around their pricing, value, and low probability in receiving the $5,000 trigger. The five-year eligibility for all holders of these Warrants expired on October 17, 2024.

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(amounts in thousands, except per share data)

The following tables provide a reconciliation of revenue by reportable segment to consolidated results for the three and nine months ended September 30, 2024 and 2023, respectively:

For the Three Months Ended September 30:

	2024	2023
Revenue:
EOR	$5,293	$4,467
Recruiting and Staffing	822	710
Direct Hire	28	64
Video and Multimedia Production	87	100
Total	$6,230	$5,341

For the Nine Months Ended September 30:

	2024	2023
Revenue:
EOR	$15,108	$13,240
Recruiting and Staffing	2,202	2,338
Direct Hire	79	115
Video and Multimedia Production	177	299
Total	$17,566	$15,992

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 14, 2024, the date on which the unaudited condensed consolidated financial statements were available to be issued. Based upon this evaluation, management has determined that no material subsequent events have occurred that would require recognition in or disclosures in the accompanying unaudited condensed consolidated financial statements, except as follows:

Because the Company failed to enter into a transaction or series of related transactions, resulting in aggregate gross proceeds to the Company of at least $5,000, by October 4, 2024, the warrant value associated with 2019 convertible promissory notes that were held by 10 entities including CEO Nick Tsahalis and CFO Mark Speck have all expired.

On October 30, 2024, Maslow signed an agreement with ADP to defer $52 in implementation fees which acts essentially as a loan for 24 months commencing November 2024. The Deferred fee amount is $2 which translates to approximately 3% interest. ADP implemented its Workforce Manager and Workforce Now products for MMG which was completed in January 2024. MMG will make monthly payments until $54 has been paid over 24 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This section includes several forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to future events and financial performance. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “can,” “could,” “should,” “intends,” “project,” “predict,” “plans,” “estimates,” “goal,” “target,” “possible,” “potential,” “would,” “seek,” and similar references to future periods. These statements are not a guarantee of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: our ability to access the capital markets by pursuing additional debt and equity financing to fund our business plan and expenses; negative outcome of pending and future claims and litigation and our ability to comply with our contractual covenants, including in respect of our debt; potential loss of clients and possible rejection of our business model and/or sales methods; weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers’ projects or the inability of our customers to pay our fees; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; and government policies, legislation or judicial decisions adverse to our businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. We recommend readers to carefully review the entirety of this Quarterly Report, the “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and the other reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

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

RESULTS OF OPERATIONS

Revenues

Revenues for the three months ending September 30, 2024, were $6,230, which represented an increase of $889 over the $5,341 generated in the third quarter of 2023. This was the first time we have enjoyed three quarters of consecutive revenue beats on comparative periods to a year ago since 2019. Our top four clients all had increases in revenue when compared to the third quarter of a year ago of $1,394.

Our EOR segment continues to drive this year-over-year growth with third quarter revenue of its own of, which was $826 or.18.5% over 2023’s third quarter EOR revenue of $4,467. Our top four revenue producing clients overall contributed $4,255 or 80.4% of EOR quarterly revenue compared to $2,926 a year ago in the period ending September 30, 2023. The EOR segment revenue quarterly increase from these four clients was a combined $1,329.

Staffing revenue at $822 increased over its performance a year ago by $112 or 15.8%, when the period ended September 30, 2023, resulted in $710. One new client was the catalyst, adding $156 for the quarter. Otherwise, if one declining account is omitted, 13 clients were up $20 over the same period a year ago.

Our Video Production and Direct Hire segments were down comparatively to the third quarter of 2023 as revenue in the third quarter 2024 was $87 and $28, respectively, to $100 and $64 in revenue, respectively, in 2023. Thus, Video Production was down 13.7% and Direct Hire 57%.

Revenues at $17,566 grew $1,574 for the nine-month period ending September 30, 2024, versus the same period in 2023 with a total of $15,992. The increase was driven by our top four revenue producers amassing $12,172 in the nine months ending September 30, 2024, which represents 69.3% of our total revenue and a $3,542 increase over their revenue contributions in the same nine-month period ending September 30, 2023. The aforementioned four clients have each surpassed the million-dollar mark year to date.

EOR drove the nine-month growth with $15,108 in revenue which was $1,868, or 14.1% more than this business garnered in the same period 2023 when it produced $13,240 in revenue. Otherwise, in the nine-month period ending September 30, 2024, Staffing at $2,202 was off 2023’s third quarter pace by $136, or 5.8%, which was about 5.7% better than the gap in the second quarter 2024. Video Production at $177 was $122 or 40.9% away from 2023’s nine-month revenue of $299. Finally, Direct Hire revenue at $79 was $36 off the pace of where it was to the same nine-month period in 2023 at $115.

Cost of Revenue / Gross Profit

For the three-month period ended September 30, 2024, gross profit at $834 saw a $62 or 8.0% improvement comparatively to the three-month period ended September 30, 2023, when gross profit landed on $772. Gross margins, however, at 13.4% were not as strong as they were a year ago at 14.5%. Several factors contributed to the margin drop, including the higher margin Direct Hire revenue being down by $36, our EOR business increasing by 1.3% to 85.0% of revenue at 12.1% margins vs. 12.5% which was caused by a shift in our labor from W2 to lower margin 1099.

The shift of revenue concentration by 1.3% to EOR at 12.1% margins alone resulted in a loss of gross profit by approximately $44 or seventy basis points (.7).

In terms of gross profit, EOR and Staffing saw increases of $83 and $13 in the third quarter of 2024 compared to 2023, while Video Production and Direct Hire were off the mark by $1 and $33, respectively.

For the nine-month period ended September 30, 2024, gross profit at $2,346 improved by $123 or 5.5% over the $2,223 earned comparatively to the nine-month period ended September 30, 2023.

Gross margins for the nine-month period ended September 30, 2024, were 13.4%, versus 13.9% where margins stood a year ago at the end of September 2023. The paradigm causing the deficiency is the same as the third quarter, as the nine-month revenue mix weighed heavier to EOR as the business unit grew in gross profit by $201 while the other three declined by a combined gross margin of $125. This phenomenon alone caused margins to compress by 42 basis points which explains 79% of the 53-basis point spread (13.4 to 13.95%).

EOR margins declined 20 basis points (12.3% to 12.1%) in the nine months ending September 30, 2024 when compared to the same period in 2023, as a heavier use of 1099 labor of almost $1,500 at a 2.5% lower margin more than offset a W2 margin increase by 30 basis points. When extending EOR contracts we continue to incorporate reasonable pricing markup increases which slowly should improve margins. Additionally, our customer mix continues to be more weighted to clients that have favorable pricing terms than those that previously dominated sales. This is why our EOR business is now seeing 12.1% margins as opposed to the 9.8% it did, four years ago.

General and Administrative (“G&A”)

General and administrative expenses for the three months ending September 30, 2024 were $958 compared to $998 in the same period in 2023, representing a $40 or 4.0% favorable result. The decrease in spending when compared to 2023’s second quarter was rooted in $71 in lower legal costs than a year ago, $23 of which were reimbursed outside counsel fees for an employee matter that a client agreed to take responsibility.

Base salaries, payroll tax and benefits were higher by $44, and benefits by $30 in the third quarter 2024 compared to the same period 2023. Bonus and Commissions, though, saw reductions of $65.

General and administrative expenses for the nine months ending September 30, 2024, were $2,891 compared to $2,843 a year ago, resulting in $48 or 1.7% more in costs 2024 when compared to the same year to date period ending September 30, 2023. Loaded Payroll was $221 higher with a $168 increase in salaries as we have continued to bolster our sales and client services departments. A continued increase in our health insurance benefits and higher usage of our subsidy resulted in a $47 increase in the nine months ending September 2024 compared to 2023. Non-salary SG&A costs $173 or 18.5% favorable as approximately $97 of $103 in Legal cost savings were reclassed or booked in 2024 to Other (See last paragraph of this section below for further details).

Otherwise, cost savings were realized in Contract Services by $77, Staff Events which were scaled back by $39, Payroll fees by $14, and Travel and Meals and Entertainment by $9. Unfavorable changes in SG&A expenses by category were Recruiting Software costs $34 (these are allocated to COR if associated with Staffing or Direct Hire fulfillment), Business Insurance at $15, Communications at $8, and Business License and Taxes at $10 which now consist of state minimum tax and franchise fees to states that are not deemed to be state income taxes. Prior to 2024, we were booking these taxes and fees to state income taxes.

On December 29, 2023, we learned the Maryland Circuit court certified the arbitration award as a judgement. The costs related to the award are now centered on collection and recovery. Since we began separating non-core operational expenses in 2023 and recording them to Other Expense, MMG decided to begin recording all related Receiver expenses from SG&A (operational) legal to Other Expense in the second quarter. This practice continues, which lowers costs associated with non-operational legal obligations.

Interest Expense

In the three-month period ending September 30, 2024, the Company incurred $27 in interest charges for financing, factoring, and paying an advance rate (BIP) against its invoices compared with $12 in the same period a year ago.

In the nine-month period ending September 30, 2024, the Company incurred $62 in interest charges for financing, factoring, and paying an advance rate (BIP) against its invoices compared with $77 in the same period a year ago.

Other Income (Expense)

These non-operational costs, in the third quarter totaled $68 including $32 in Receiver and arbitration award related legal costs. This represented $55 more than the $13 we incurred in the third quarter of 2023. In the three-month period ending September 30, 2024, we incurred $30 more in legal costs related to the SWC matter (see Note 6), and another $25 for a settlement with HCRN. We began booking these non-operational fees to Other Income (Expense) last year in the second quarter.

For the nine months ended September 30, 2024, Other Expense was $297, which was $164 greater than a year ago when Other Expenses tallied $133. Because approximately $97 of the $297 were Receiver related costs, the normalized Other Expense increase year to date in 2024 versus 2023 would have been $68.

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

Our BIP agreement with Amex enables MMG to be advanced 100% of purchase order approved invoices minus a flat interest rate percentage that is based on that day’s submitted invoice volume. The greater the volume the lower the interest rate charged. The implementation of this program in the second quarter of 2023 profoundly impacted our ability to accelerate cash conversion and lower DSO as well as our borrowing costs. Given our use of BIP is with 90-day terms clients, our approximate APR is 6.1% compared to Factoring average approximate APR rate of 10.6% based on the current prime rate of 8%.

Gulf, on the other hand, advances 93% of our eligible receivables at an advance rate of 15 basis points, an interest rate of prime plus 2%., and our prime floor rate at 4%. Our Days Outstanding (DSO) remained strong for the trailing twelve months ending September 30, 2024, at 49 compared to a 53 DSO for the trailing twelve months ended September 30, 2023.

These programs, plus the portion of our business in which the client has elected or is required to pay in advance of payroll, approximately $198 every two weeks, counteract the approximate 32% of our revenue from clients that are on 90-day terms, some of which were demanded by larger clients, and have delays in providing receipt of purchase orders.

When looking at A/R aging in relation to payments to due date, as of September 30, 2024, 98.7% was < 31 days aged, 93.3% a year ago, respectively. We had only one hundred and eighty dollars in bad debt over the past five years.

Our primary sources of liquidity are cash generated from operations via accounts receivable and borrowings under our Factoring Facility with Gulf enabling access to the 7% unfactored portion. Because certain large clients have changed their payment practices announcing 60- and 90-day terms amounting to a unilateral extension to contractual terms by 30-60 days, we would otherwise be adversely impacted but not since we adopted Amex’s BIP program which coupled with an increase in our client biweekly prepayments (drawdowns) to $198 from $159, over the past 12 months, have been catalysts to our cash conversion success measured by our DSO improving from 66 at the start of 2023 to 49 at the end of June and carried over to September 2024.

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

Since we are an EOR with the majority of contracted talent paid as W-2 employees who are paid known amounts, but on inconsistent schedules, our cash inflows do not typically align with these required payments, resulting in temporary cash challenges, which is why we employ factoring.

Vivos Debtors as of September 30, 2024, had notes receivable totaling $5,827, including default on a $3,000 promissory note and on a $750 tax obligation in December 2019.

It was also anticipated that following the Merger, the Company would both access the capital markets by selling additional shares of Company Common Stock and use shares of Company Common Stock as currency to acquire other business revenues. However, all 300 million authorized shares of Company Common Stock were issued in connection with the Merger. No shares are expected to become available to the Company until the legal dispute with the Vivos Debtors and Vivos Group is resolved. At that point, the Company can decide whether to amend the Company’s Certificate of Formation to increase the number of authorized shares of Company Common Stock or approve a reverse split of the outstanding shares of Company Common Stock to provide additional shares for these purposes. No assurance can be given as to when this might take place.

On April 22, 2024, MMG received a refund of $288 from the IRS. The proceeds were accrued in the first quarter since the credits were for past tax events.

As of September 30, 2024, our working capital was $7,536 compared to $7,592 on June 30, 2024, $7,783 at the end of March 2024, to $7,913 at end of December 2023 and compared $8,040 at the end of September 2023. Our adjusted working capital, as of September 30, 2024, excluding the notes receivable related to the Vivos Debtors, totals $1,709, compared to 1,826 compared at the end of June 2024, compared to 2,212 at the end of the first quarter, to $2,412 at the end of 2023, and finally compared to 2,623 at the end of September 2023.

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

(b) Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal controls over financial reporting, known to the Chief Executive Officer and Chief Financial Officer, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RELIABILITY INCORPORATED

OTHER INFORMATION

September 30, 2024

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A series of legal actions and hearings took place starting in March of 2020 with the Vivos Group over Merger agreement violations and Vivos Group debt obligations. Arbitration was agreed to in the fall of 2021 by both the Vivos Group and MMG with the proceedings commencing in February 2022.

On August 31, 2022, the arbitrator issued the Award with the Company and MMG prevailing on their claims. The awards included citing of fraud damages. Supplemental awards were subsequently issued on May 17, 2023, October 10, 2023, and finally on October 27, 2023. Summarily, MMG was awarded the totals of all notes the Vivos Group had with MMG for its borrowings, the contracted interest, attorneys’ fees and expenses of $1,209, and a contract damage of $1,000, to be satisfied by the transfer of their shares of the Company Common Stock to the Company equal in value to $1,000. The aggregate amount of the Awards totaled $7,779 as of September 30, 2024.

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

MMG counsel filed a motion to add 4 parties to a counterclaim (HCRN, M&M, 360 IT and US IT). The court approved our motion, and all 4 parties were added. MMG has since released HCRN from the counterclaim. SWC filed a motion for summary judgement and on March 18, 2024, MMG responded, opposing the motion. On July 24, 2024, the court denied SWC’s motion for summary judgement related to their counterclaim.

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

We are currently engaged in litigation and collecting an arbitration award with the Vivos Group, the outcome of which could materially harm our business and financial results.

As more fully described in Note 6 (Commitments and Contingencies) of the Notes to Unaudited Condensed Consolidated Financial Statements, while we received a favorable arbitration outcome with the Vivos Group, but the ultimate collection of cash and shares is unknown.

The collection process is complex, and has caused and could continue to cause us to incur significant costs, as well as distract our management over an extended period.

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

RELIABILITY INCORPORATED (Registrant)

November 14, 2024	/s/ Nick Tsahalis
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

