Form 10-K
period 2024-12-31
RELIABILITY INC
filed 2025-03-31
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period from January-1-2024 to December-31-2024

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

Indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐ Yes, ☐ No

Indicate by check mark whether the Registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large, accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2024, was $1,811,021.44 (based on the closing sale price of the Registrant’s common stock on December 31, 2024, as reported on OTC American).

As of March 31, 2025, there were 300,000,000 shares of the Registrant’s common stock outstanding.

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

The disclosures set forth in this report should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2024. All dollars, except earnings per share, presented on this Form 10-K are in thousands ($000).

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

Maslow was founded in 1988 by Linda Maslow, whose visionary drive led her to create a single resource dedicated to providing qualified production crews to Washington, D.C.’s television, cable, and multimedia outlets. Maslow was later incorporated in Virginia in 1992 and adopted its current legal name, The Maslow Media Group, Inc. Initially, the company focused on providing “script-to-screen” services, primarily offering production management and support to television, cable, and multimedia outlets. Over time, Maslow broadened its scope by introducing workforce management solutions, including Employer of Record (EOR) services, as well as recruiting and staffing solutions. As the company grew, it expanded its geographic presence, securing clients beyond the Washington, D.C. metro area and establishing itself as a trusted partner nationwide.

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

The reverse merger was consummated on October 29, 2019 (the “Merger”). As a result of the Merger, the Vivos Group (Vivos Holdings, LLC, officially) acquired approximately 84% of the issued and outstanding shares of Reliability which were distributed by Vivos Holdings.

On October 29, 2019, Maslow became a wholly owned subsidiary of Reliability.

Upon purchasing MMG and thereafter, the “Vivos Group” began borrowing monies from MMG starting with $1,400 in 2016, and by the end of 2019, the balance had reached $3,418, which included a $3,000 guarantee from Dr. Naveen Doki. Vivos Holdings, LLC, Vivos Real Estate Holdings, LLC, and Mr. Doki (collectively referred to as “Vivos Debtors”).

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

The May 17, 2023 award also appointed a rehabilitative receiver (the “Receiver”) whose primary function is to collect the contract and fraud damages, including costs, expenses, and fees provided in the awards. With respect to the receivership, the Vivos Group owners or holders of all of the shares of common stock of the Company were declared not to be entitled to vote any of those shares at any annual or special meetings of the shareholders of the Company during the period of the receivership.

On December 29, 2023, the Circuit Court for Montgomery County, Maryland signed orders entering all three arbitration awards as judgments in Reliability’s case against the Vivos Group. These orders became final on January 29, 2024, when the appeal period expired for the defendants. The judgments are good for 12 years and can be enrolled in other states. Reliability has collectible judgments which the Receiver has been eligible to pursue. In March 2025, MMG expects the Receiver to make a recommendation to the arbitrator.

As of December 31, 2024, the Vivos Debtor balance was $5,847. The Award value in totality currently aggregates $8,177, independent of legal fees and interest.

Upon final resolution as to the underlying ownership and rights of certain shareholders, the Company intends to hold an annual meeting of shareholders within a reasonable time thereafter.

As of December 31, 2024, there were 300,000,000 shares of the Company’s common stock, no par value per share (the “Company Common Stock” or “Common Stock”) outstanding.

EMPLOYEES

As of January 27, 2025, we had 23 team members (staff employees) at our Clarksburg, MD corporate and remote locations. During the fiscal year ended 2024, we assigned approximately 794 field talent workers of which 111 were deemed full-time equivalent (FTE) throughout the year.

As of December 31, 2024, 578 active field talent workers and 23 Maslow staff employees had been employed over the past six months.

Approximately 15% of our field talent are represented by a labor union. We are not aware of any current labor efforts or plans to formalize or organize any of our other team members or field talent. To date we have not experienced any material labor disruptions.

PRODUCTS

Employer of Record (“EOR”)

Maslow’s Employer of Record (EOR) solution offers a unique, outsourced workforce management service. Under this model, Maslow assumes the costs and compliance obligations associated with employing contingent workers, who are classified as Maslow employees. While the client maintains responsibility for their workplace environment, Maslow manages all administrative duties, including employee classification, onboarding, and compliance.

This arrangement provides clients with robust legal and compliance protection, as Maslow’s expert team ensures workers are accurately classified—whether as employees or independent contractors. Proper classification is critical, as misclassifying an employee as an independent contractor can expose clients to substantial financial and legal risks.

The EOR services offered by Maslow consist of the following principal activities:

●	state employment registration;
●	employee onboarding/offboarding;
●	payroll processing;
●	benefits offerings and administration;
●	workers compensation claim management;
●	employee relations;
●	regulatory compliance;
●	manage state-/county-/city-mandated employee benefits, such as paid safe and sick leave; and
●	locality mandated training administration
●	unemployment claims administration
●	on site workforce management.

Recruiting/Staffing

For over 30 years, Maslow has been a leader in the staffing industry, building and continuously expanding a global network of multimedia and video production professionals. This network, comprising camera crews, technical experts, and creative talent, allows us to respond rapidly to our media clients’ needs for contingent staffing and direct hires.

In recent years, we have broadened our focus beyond media roles to include staffing services for IT, Accounting and Finance, and administrative positions. This diversification enables us to meet the evolving needs of our clients across various industries.

Maslow offers a wide range of temporary staffing solutions, including:

●	On-Demand or Short-Term Staffing: Assisting with seasonal needs, demand fluctuations, vacations, illnesses, parental leave, and special projects.
●	Contract Staffing: Providing longer-term workforce solutions for ongoing projects or initiatives.
●	On-Site Management Administration: Offering managed services, including the deployment of on-site managers to oversee teams, scheduling, and logistics.

By leveraging contingent staffing, our clients can convert fixed personnel costs into variable expenses, effectively managing workforce-related expenses without the long-term commitment of recruiting, hiring, and retaining employees.

Flexible Staffing Options

Our staffing services cover a variety of placements, ranging from one-day assignments to indefinite engagements. We provide flexible solutions, including:

●	Freelance / Ad Hoc
●	Contract
●	Temp-to-Hire
●	Direct Hire
●	Managed Services

Our Managed Services solution includes building or taking over existing teams, with on-site managers ensuring seamless operations and oversight.

As is common in the staffing industry, most of our temporary staffing engagements are non-exclusive, short-term in nature, and can be terminated by our clients with little to no notice.

In 2021, we launched a dedicated practice focused on placing full-time equivalent employees on a contingency fee basis. This high-margin business line has had a positive impact on our overall margins and operating income, as detailed in our Results of Operations. Unlike temporary staffing or EOR services, Direct Hire placements do not incur employee or 1099 vendor costs, with costs limited to an allocated share of recruiting software subscription costs. This line of business, initially branded as “Permanent Placement,” continues to strengthen our profitability.

Video and Multimedia Production

Maslow remains a trusted provider of multimedia and video production solutions for corporate, government, and broadcast clients. Leveraging a large, pre-vetted network of highly skilled freelancers worldwide, Maslow is uniquely equipped to respond quickly to client needs. Our network includes:

●	Directors of photography
●	Audio engineers
●	Makeup artists
●	Field producers
●	Gaffers and grips
●	Talent and teleprompter operators
●	Drone operators

We support a wide array of video production projects, including branding videos, documentaries, public service announcements (PSAs), training modules, live events, webcasts, animations, and more. Our freelance teams collaborate with our in-house, full-time Video Production Managers, who bring extensive experience to each project. These managers work closely with the team to shape the vision and story, ensuring seamless execution from concept to final delivery.

In addition to our human resources, Maslow sources state-of-the-art broadcast equipment for use across television, internet, and social media platforms.

IT Solutions

Maslow delivers highly skilled IT professionals to support digital transformation, infrastructure management, and security initiatives. Whether clients need on-demand specialists or full-scale IT teams, we provide customized workforce solutions that adapt to evolving technology demands. Our network includes:

●	Software developers
●	Data managers
●	Network engineers
●	Robotics
●	Mobile strategies
●	Systems administrators
●	Cloud architects
●	Cybersecurity specialists
●	IT project managers
●	Data analysts
●	AI, ML, & automation leads
●	Quality assurance specialists

From system integrations and cloud migrations to cybersecurity enhancements and AI implementation, our IT experts bring technical excellence and industry-specific experience. And we collaborate closely with clients to ensure talent alignment, streamlined execution, and ongoing technical support.

Beyond talent, Maslow facilitates access to cutting-edge IT infrastructure and technology solutions to support enterprise operations, return-to-office transitions, and compliance requirements.

Creative Solutions

Maslow connects businesses with top creative talent to execute compelling multimedia productions and digital projects. Our extensive talent network ensures rapid deployment of experienced creatives across industries. Our network includes:

●	Graphic designers
●	Art directors
●	UX/UI designers
●	Video editors
●	Motion graphics artists
●	Copywriters and content strategists
●	Branding specialists
●	Website developers

Across brand development, interactive media, and digital storytelling, our creative teams collaborate with in-house creative directors to bring concepts to life. These leaders ensure strategic alignment, creative excellence, and seamless production across all project phases.

Maslow also sources industry-leading creative tools and software to support high-quality content development across digital, print, and broadcast platforms.

Marketing Solutions

Effective marketing requires both strategy and execution, and Maslow helps organizations scale their marketing efforts with access to top-tier professionals. Our pre-vetted marketing experts support companies in reaching their target audiences through data-driven strategies and compelling content. Our network includes specialists in:

●	Digital marketing
●	Product marketing
●	Content marketing
●	SEO and website analytics
●	Social media marketing
●	Marketing automation
●	Email marketing
●	Data science & analytics
●	E-commerce & shoppable content

From campaign development to performance analytics, our marketing teams work alongside in-house Marketing Managers who ensure strategic consistency and data-driven execution. These managers provide oversight across branding, messaging, and audience targeting to maximize impact.

In addition to top-tier talent, Maslow provides access to leading marketing automation tools and analytics platforms to optimize digital campaigns, audience engagement, and ROI measurement.

Comprehensive Production Services

Maslow provides a wide range of production services, including:

●	Pre-Production:
	o	Conceptualization of final video deliverables
	o	Scriptwriting and site scouting
	o	Budget development and management
●	Production:
	o	Booking and logistics management for field and studio teams
	o	High-definition camera crews and field support worldwide, including audio-visual teams, makeup artists, field producers, and full equipment rental
●	Post-Production:
	o	Non-linear editing and graphic design
	o	Animation, including whiteboard animation
	o	Color correction
	o	Narration and talent sourcing
●	Live Broadcast Services:
	o	Satellite and streaming capabilities
●	Studio Management:
	o	Fully staffed client studio operations

Maslow’s dedication to quality, flexibility, and technical excellence ensures each project meets or exceeds client expectations, no matter the scope or complexity.

OUR INDUSTRY

Maslow operates within the workforce management and production services industry. The services Maslow provides (managed services, employer of record, staffing, recruiting, and video production services) generally fall within the broader category known as “workforce management” solutions.

The temporary staffing portion of the workforce management industry supplies workers to clients. Our core offerings include employer of record (EOR), staffing, recruiting, and video production—fall under the broader category of workforce management solutions.

Industry Overview

The workforce management industry, particularly temporary staffing, plays a crucial role in providing businesses with the flexibility to adjust their workforce in response to changing market conditions. Temporary staffing allows clients to scale their labor needs efficiently, converting fixed labor costs into variable expenses where necessary. With increasing competitive and economic pressures, demand for a flexible workforce continues to rise as businesses seek cost efficiencies, payroll compliance management, and adaptability to shifting market conditions.

Industry Trends

According to the Staffing Industry Analysts (SIA), the U.S. staffing market is expected to grow by 5% in 2025, following a 10% decline in 2024. Several key trends are shaping the industry:

●	AI Integration Across Staffing Functions: While AI has primarily been used for talent acquisition and candidate assessment, its role is expanding to sales, recruiting, finance, payroll, marketing, IT, and corporate operations.
●	Growth of Outsourced Solutions: Outsourced staffing solutions have gained traction, particularly in highly skilled professional sectors. SIA’s U.S. IT Staffing and Solutions Benchmarking Survey found that outsourcing solutions accounted for 21.6% of aggregate revenue in the first half of 2024. Clients increasingly favor outsourced models to shift responsibility for achieving outcomes to staffing firms, reducing direct management burdens.
●	Increased Reliance on Third-Party Technology for Candidate Sourcing: SIA reports that 98% of staffing firms utilize online job advertisers. In 2025, 29% plan to increase their investment in job advertising, while 55% intend to maintain current spending, and only 6% anticipate reducing usage.
●	Emerging AI Regulations: As AI adoption accelerates, regulatory frameworks are evolving. Various U.S. states are implementing consumer privacy laws with AI-related restrictions. For example, California has enacted an AI Act imposing penalties of $5,000 per violation per day.

Competitive Landscape

The U.S. temporary staffing industry is large and highly fragmented, comprising thousands of competing firms. In 2025, the industry is projected to reach $217 billion, a 5% increase from 2024.

The American Staffing Association (ASA) projects U.S. GDP growth of 1.7% in Q1 2025. Given the strong correlation between staffing industry performance and GDP trends, this projection is significant. However, ASA also reported a 6.1% year-over-year decline in temporary help jobs as of January 2025.

Economic and Regulatory Factors

Staffing firms face dual challenges of talent acquisition and client retention. Demand for temporary staffing is closely tied to overall labor market strength and evolving workforce flexibility trends. The industry remains highly sensitive to economic cycles—expanding during growth periods and consolidating during downturns due to competitive pressures, bankruptcies, and client usage reductions. Key economic factors influencing industry dynamics include:

●	High interest rates
●	Supply chain disruptions
●	Inflationary pressures
●	Economic sanctions
●	Unemployment fluctuations

Regulatory complexity continues to drive demand for EOR solutions, particularly among employers with multi-state operations. New state laws on paid leaves, discrimination protections, child labor, medical marijuana, and workplace safety are set to take effect on January 1, 2025. For example:

●	Minnesota kicked off on January 1, employers with thirty or more employees in Minnesota will be required to provide salary ranges and general descriptions of benefits in job postings, and several modifications to the state’s earned sick and safe time (ESST) program.
●	California expanded paid sick leave requirements in 2024, and beginning on January 1, 2025, enacted several laws, including expanding protections against unlawful discrimination; prohibiting mandatory workplace meetings to discuss political or religious matters, including union organizing; and allowing employers to obtain temporary restraining orders (TROs) against individuals who subject employees to unreasonable harassment.
●	Delaware covered employers must start contributing payroll deductions to fund the Delaware Paid Family and Medical Leave program, which was established in 2022. The first due date is April 30, 2025.
●	Illinois To achieve improved pay transparency Illinois amended the Equal Pay Act of 2003 to require employers with at least fifteen employees to include “pay scale and benefits” in job postings beginning January 1, 2025.
●	Connecticut In continuing evolution of its sick leave law, in 2025 expanded the requirement of coverage to employers with twenty-five or more employees working in the state.

OUR CLIENTS

Historically, our business has been dominated by three key clients, and 2024 was no exception as our top three clients accounted for $15,264 representing 63.6% of our total revenue of $23,982. In 2023, the same three clients contributed $10,618 or 49.5% of our total revenue of $21,451.

The $4,646 increase in revenue from our top three clients significantly outpaced our overall revenue growth of $2,531 in 2024. As a result, their share of total revenue rose by 14.1 percentage points, from 49.5% in 2023 to 63.6% in 2024.

No other client exceeded 10% of revenues in 2024.

Our top five customers represented 74.4% of our revenue in 2024 compared to 61.9% in 2023.

From a top 10 perspective, revenue from our top 10 clients totaled $21,612 which represents 90.1% of our revenue in 2024 compared with $18,526, representing 86.4% of revenue in the year ending December 31, 2023.

As of December 31, 2024, three clients each accounted for 10% or more of our A/R, collectively representing 80.7% of the total. This is an increase from the top three’s 74.4% concentration of A/R on December 31, 2023.

GROWTH STRATEGY

Maslow’s growth strategy has remained a three-pronged approach with emphasis on the 1) Media Staffing market, 2) IT Staffing Creative and Marketing Staffing and 3) EOR expansion.

Staffing margins remain strong, ranging between 17% and 20%, with revenue reaching $3,301 for the 12-month period ending December 31, 2024, compared to $3,098 for the same period in 2023. This reflects 13.8% of MMG’s total revenue in 2024, down from 14.4% in 2023. While staffing revenue increased by $203, its percentage of total revenue declined by 0.7% due to a $2,554 (1.9%) rise in EOR revenue.

Our Media Staffing revenue in 2024 was $3,227 compared to $2,751 in 2023. Our IT Staffing declined by $273 from $347 in 2023 to $74 in 2024. In 2024, we were able to add to our Sales Team resources that have IT Staffing experience, and we believe we will see an uptick in this segment in 2025.

In 2025, we are expanding our focus to include 1) creative and 2) marketing alongside our 3) core media and 4) IT services. We have updated our website and collateral to reflect these two new categories. We are equipped to recruit for these four categories plus human resources (HR), accounting and finance (A&F) and legal.

The objective in 2025 is to increase these levels at a steady linear pace, with an emphasis on the immediate needs of our existing clients and prospects. We have access to talent across the business spectrum, and we need to market non-media roles to our many clients who have staffing needs in other functional areas of their business.

Maslow’s EOR approach is to continue to seek media-based opportunities given the transient, contingent, and part-time nature of corporate media, which is conducive to an EOR solution. We continue to believe, however, that there is an opportunity to leverage this expertise into other industries. The client acquisition challenge outside of media consists principally of educating prospective clients on the merits of the EOR solution over other options, finding unique opportunities in each industry or within a corporate client that lends itself for an EOR solution, and competition from other providers of EOR services.

The constantly evolving landscape and variability of state labor regulations have underscored the importance of the Employer of Record (EOR) model, particularly for organizations that prioritize compliance. Per the American Staffing Association (ASA), equal pay and benefits litigation in New Jersey and Illinois could influence other states. Regulatory issues to watch include wage and hour, paid leave, data privacy, pay transparency, noncompete agreements, AI, worker classification, I-9, and immigration.

On January 10, 2024, the U.S. Department of Labor (DOL) published a final rule modifying its Wage and Hour Division regulations to replace its analysis for determining employee or independent contractor classification under the Fair Labor Standards Act (FLSA), with a six-factor “economic reality” test, that went into effect March 11, 2024.

This rule change was designed to reduce the risk that employees are misclassified as independent contractors, as according to the Department of Labor, the misclassification of employees as independent contractors may deny workers minimum wage, overtime pay, and other protections. An aggressive enforcement of this “final rule” could and should create greater incentive for companies to virtually eliminate their risk of noncompliance by outsourcing their 1099 contractors to an EOR company, such as ours, who hires the 1099s, and then leases their services to those companies.

Given the DOL rule change is more likely than not going to be more restrictive in its classification of a 1099 worker, it creates an opportunity for EOR as a more desirable solution to companies that are looking for more agile ways of changing the headcount and nature of portions if not all their workforce in an expeditious and low risk manner.

Thus, we expect to explore expanding our EOR segment to enter new industries, particularly those that rely significantly on contractors or freelancers to perform limited time or project-based assignments. To that end, Maslow continues to add industry expertise to our sales, client services, human resources, and recruiting teams for the purpose of managing the complex EOR business.

Once the Company is able to issue additional shares, we plan to tap the capital markets to pursue an aggressive but disciplined acquisition growth strategy, both in terms of using shares for raising capital and as currency to acquire additional businesses as was our intent when we merged with Reliability in October 2019. We believe that, while the staffing/EOR segment is fragmented, and there are several large players in the industry, there are also a sizable number of smaller businesses that would make ideal acquisition targets. These businesses are often limited in geographic scope or are specialized within an industry. Meanwhile, we continue to foster organic growth through new sales to new and existing customers.

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

As stated above under “Our Industry,” the trend for staffing expertise in the areas of AI, gig, cloud services, and VMS/MSP, plus the expected need in fields like biotech and healthcare, are of interest to Maslow. We will continue to embrace this trend and look to expand our capabilities, which we believe will open new markets for us.

Additionally, we will continue to invest in technology and process improvements and resources to grow the staffing side of our business and to ensure that we operate at optimal productivity and performance and are able to quickly adapt if operations scale up.

In late 2024, we began using ADP as our payroll processor, which brings workforce management cloud services that enable us to better manage our HR benefits, timecards, scheduling, payroll records, and applicant tracking. This new partnership was implemented to help improve both our employee and client experiences, while creating operational efficiencies and improved reporting.

COMPETITIVE LANDSCAPE AND DIFFERENTIATION

The staffing services market is highly fragmented and intensely competitive, with relatively low barriers to entry. We compete at national, regional, and local levels against both full-service and specialized staffing firms. Many of our competitors possess significantly greater financial and marketing resources, allowing them to scale operations and invest in technology at a faster pace. The competitive nature of the industry continues to exert downward pressure on pricing, and we anticipate this trend will persist.

Key competitive factors in attracting top-tier candidates for temporary and contract assignments include competitive pay rates, job availability, assignment duration, and responsiveness to placement requests. Additionally, client retention depends on our ability to consistently source and place high-quality candidates who meet specific client needs in a timely manner. While we believe we compete effectively in these areas, increasing competition may further challenge margins across the industry.

To maintain a sustainable advantage, we recognize the evolving role of digital staffing platforms and the rise of human cloud services. However, we firmly believe that technology alone cannot replace the value of strong personal relationships. MMG’s core strength lies in blending human connection with modern technological advancements. Our ability to integrate emotional intelligence with data-driven staffing solutions positions us uniquely in the marketplace. By continuing to invest in experienced career professionals who understand the nuances of the EOR model and our client needs; while leveraging cutting-edge digital tools, we create a hybrid approach that enhances efficiency without sacrificing the personalized service that defines our brand.

This fusion of high-tech capabilities and client-centric engagement remains our key differentiator, allowing us to deliver superior workforce solutions while maintaining strong, long-term relationships with both clients and candidates.

INDUSTRY CYCLICALITY AND REVENUE TRENDS

The staffing industry has historically been cyclical, often serving as a leading indicator of economic fluctuations. During periods of economic expansion, staffing clients typically rely on temporary staffing to supplement their existing workforce, transitioning to direct hires when long-term demand is anticipated. Conversely, during economic downturns, temporary staffing needs tend to decline rapidly as companies scale back operations and reduce workforce expenses.

Beyond broader economic trends, our revenue patterns are also influenced by seasonal factors such as recurring annual client, sporting, and political events, election cycles, and sporting seasons, all of which drive demand for short-term staffing solutions. Over the past four years, including 2024, the fourth quarter has consistently been our busiest, contributing an average of 27.9% of our annual revenue. This increase is largely attributed to the fall event schedule and year-end projects initiated by several key clients.

However, a notable shift has emerged in recent years, with December revenues declining as more clients opt to suspend media operations around the holiday period. This evolving trend underscores the importance of diversifying our client base and service offerings to mitigate seasonal revenue fluctuations and maintain steady growth throughout the year.

By continuously monitoring economic conditions and adapting our service model to evolving client needs, we aim to position ourselves for resilience and sustained success in an increasingly dynamic staffing landscape.

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

ITEM 1A. RISK FACTORS

There are numerous and varied risks that may prevent us from achieving our goals, including those described below. You should carefully consider the risks described below and the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. Our business, financial condition, and results of operations could be harmed by any of the following risks. If any of the events or circumstances described below were to occur, our business, financial condition, and results of operations could be materially adversely affected. As a result, the trading price of Company Common Stock could decline, and investors could lose part or all of their investment. The risks below are not the only risks we face. Additional risks not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, or results of operations. All dollar amounts presented in this Form 10-K, unless otherwise specified, are expressed in thousands.

An investment in our Common Stock should be considered high risk.

An investment in RLBY should be considered high risk and requires long-term commitment, with no certainty of return.

We face risks related to health pandemics, wars, inflation, and other widespread outbreaks of contagious disease, such as COVID-19 and its variants, or other potential causes of global instability which could significantly disrupt our operations and impact our financial results.

Impact of Economic Conditions and Public Health Factors

The demand for staffing services is closely tied to general economic conditions. One notable shift in the industry has been the widespread adoption of remote work, which has negatively impacted the media staffing sector. Some companies have chosen not to restore their pre-pandemic workforce levels or leveraged new technology to create a more efficient operation, requiring fewer personnel to meet their needs. With conversations expanding towards more return-to-work initiatives, staffing services demand may potentially increase. Employee turnover may increase with individuals looking to remain in a remote position.

Future public health developments, including potential new viruses or variants of COVID-19, introduce additional uncertainties. The impact on our business will depend on various factors, including vaccine distribution, government regulations at federal, state, and local levels, and evolving client policies aimed at mitigating health risks. Given these uncertainties, we remain focused on agility, proactive workforce planning, and diversifying our service offerings to navigate potential disruptions effectively.

RISKS RELATED TO OUR COMPANY

Disputes between Reliability and the Vivos Group put our growth plans on hold as Reliability cannot tap the public markets for capital.

Approximately 84.4% of Company’s Common Stock is owned by two groups of related parties (“Vivos Group”), as outlined below. However, during the period of receivership, Vivos Group owners or holders of all common stock shares are ineligible to vote those shares per the arbitration awards (see Item 3).

Name	Directly Owned Shares of Common Stock	Percentage	Beneficial ownership of Common Stock	Percentage
Naveen Doki	10,138,882	3.4%	202,634,728	67.5%
Silvija Valleru	4,972,644	1.7%	50,657,482	16.9%
Shirisha Janumpally	192,495,846	64.2%	202,634,728	67.5%
Kalyan Pathuri	45,684,838	15.2%	50,657,482	16.9%
Totals	253,292,210	84.4%

Related Party Indebtedness; Default.

Prior to the Merger, shareholders of Vivos (“Vivos Debtors”), directly and through affiliated entities, borrowed funds from Maslow (the “Related Party Debt”). As of December 31, 2019, the aggregate outstanding balance including principal and interests was approximately $4,169.

The Related Party Debt is currently in default, and as of December 31, 2024, had a balance of $5,847. In August 2022, Maslow learned it had prevailed in arbitration against the Vivos Group. In May and October of 2023, the Company secured three supplemental awards. On January 29, 2024, these arbitration awards entered as judgments in Reliability’s case against the Vivos Group, allowing the appointed Receiver to pursue collection efforts.

Additionally, prior to the Merger, members of the Vivos Group incurred financial obligations through their other business ventures and caused Maslow to become co-obligor or guarantor, pledging Maslow’s assets as security. In 2021, Maslow paid approximately $450 to satisfy obligations incurred before the Merger.

In September 2022, MMG discovered, after it was concealed by the codefendants and their counsel, that a lawsuit filed by Vivos IT, LLC against Second Wind Consultants (“SWC”) in May 2019 included MMG as a plaintiff. The lawsuit, which accused SWC of fraud in the inducement and unjust enrichment, was initiated by five parties including Vivos IT, LLC, Maslow Media Group, Inc., Suresh Venkat Doki, Naveen Doki, and Silvija Valleru. The case related to a debt restructuring services agreement secured by the Vivos Group for their then-owned entities, including Maslow Media Group, Inc., Health Care Resources Network, Inc., Mettler & Michael, Inc., 360 IT Professionals, Inc., and US IT Solutions, Inc.

Unbeknownst to MMG management, SWC countersued all plaintiffs on September 30, 2019, seeking to collect an unpaid balance of $403. This litigation was not disclosed to Maslow management or Reliability prior to the Merger’s closing on October 29, 2019. On December 18, 2024, MMG and other original parties settled with Second Wind Consultants. MMG’s portion was $10.

It is highly likely that the initial portion of the recovered arbitration award will be in shares of our common stock rather than cash, which could negatively impact the Company’s liquidity and working capital.

As of December 31, 2024, the Vivos Group’s outstanding Notes Receivable obligation was $5,847. However, the composition of Vivos Group assets available to settle this obligation remains uncertain. Management anticipates that common stock will be used to satisfy the initial portion of the overall liability. With awarded legal fees and the fraud award of $1,000, the total liability as of February 28, 2025, was $8,280.

The Company could be subject to unknown liabilities incurred by its previous sole shareholder, Vivos Holdings, LLC.

Maslow, subsequent to the Merger with Reliability, discovered that unbeknownst to them at the time of origination that it was guarantor or direct obligor for loans, advances, or other liabilities for the benefit of the Vivos Group and related entities. For example, we became aware of being a party to the SWC lawsuit in September 2022. Legal fees for the SWC matter which resulted in a $10 settlement, were approximate additional $170. There may be additional obligations of other Vivos Group entities for which Maslow may have liability as a result of these arrangements that are not known to the management of Maslow. These liabilities could have a material adverse effect on the Company and the value of the Common Stock. Reliability periodically runs lien checks to detect if there are any other new uncommunicated pre-existing liabilities on the record.

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

For the Company’s staffing, executive recruiting, and video production services, the success of the Company depends on the ability to attract and retain qualified employees who possess the skills and experience necessary to meet the requirements of clients or to successfully bid for new client projects. The legal dispute with the Vivos Group has negatively impacted the Company’s ability to attract and retain some top talent The ability to attract and retain qualified employees could be impaired by improvement in economic conditions resulting in lower unemployment, increases in compensation, or increased competition. During periods of economic growth, the Company faces increasing competition from other staffing companies for retaining and recruiting qualified temporary and permanent employees, which in turn leads to greater advertising and recruiting costs and increased salary expenses. These problems can be exacerbated by the fact that the Company often must attract and retain employees with skills specific to the video production industry, which narrows the pool of available, qualified employees that the Company may draw upon. If the Company cannot attract and retain qualified temporary and permanent employees, the quality of its services may deteriorate and the financial condition, business, and results of operations may be materially adversely affected.

Our success depends to a large degree on growth in market acceptance of human resources outsourcing and related services we provide.

Because the majority of our revenues currently come from EOR services, a substantial portion of our success depends on the willingness of clients to outsource their contingent staffing requirements to a third-party service provider. Many companies have invested in substantial personnel, infrastructure, and financial resources in their own internal HR organizations, and therefore, may be reluctant to switch to our solution. Companies may not engage us for other reasons, including a desire to maintain control over all aspects of their HR activities, a belief that they manage their HR activities more effectively using their internal administrative organizations, perceptions about the expenses associated with our services, perceptions about whether our services comply with laws and regulations applicable to them or their businesses, or other considerations that may not always be evident. We also lost some of our headcounts with existing clients who decided to convert placed resources to their payroll. This has had a modest impact on our business with a few clients. Additional concerns or considerations may also emerge in the future. We must address our potential clients’ concerns and explain the benefits of our approach in order to convince them to change the way that they manage their HR activities, particularly in parts of the United States where our Company and solution are less well-known. If we are not successful in addressing potential clients’ concerns and convincing companies that our solution can fulfil their HR needs, then the market for our solution may not develop as we anticipate, thus our business may not grow.

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

In late 2022 and early 2023, some of our clients announced layoffs, which led to a reduced usage of our staff in 2024. Our two largest clients, however, increased their business as measured by revenue by 2% and 6%, respectively, in 2024 over 2023.

In 2023, two of our top 20 clients informed us they were scaling back their media operations due to financial hardship. Thus, revenues for these two clients declined in revenue by a combined $492 in 2024 over 2023 and an additional $56 when comparing 2024 to 2022.

State unemployment insurance expense is a direct cost of doing business in the staffing industry. State unemployment tax rates are established based on a company’s specific experience rate of unemployment claims and a state’s required funding formula on covered payroll. Economic downturns have in the past, and may in the future, result in a higher occurrence of unemployment claims resulting in higher state unemployment tax rates. This would result in higher direct costs for us. In addition, many states’ unemployment funds were depleted during the recent economic downturn and many states have borrowed from the federal government under the Title XII loan program. Employers in all states receive a credit against their federal unemployment tax liability if the employer’s federal unemployment tax payments are current and the applicable participating state is also current with its Title XII loan program. If a state fails to repay such loans within a specific time period, employers in such states may lose a portion of their tax credit.

The Company is exposed to employment-related claims and costs, as well as periodic litigation that could materially adversely affect the Company’s financial condition, business, and results of operations.

Our business model involves employing individuals and placing such individuals in our clients’ workplaces. However, the Company has limited control over the work environments at client locations. As the employer of record, the Company assumes certain risks and potential liabilities related to workplace incidents involving both employees and clients, including:

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

The Company is responsible for, and pays, workers’ compensation costs for individuals employed by the Company – both regular staff and client employees for which the Company is the employer of record. At times, these costs have risen substantially as a result of increased claims and claim trends, general economic conditions, changes in business mix, increases in healthcare costs, and government regulations. In October 2024, our premiums rose 27.9%. Although the Company carries insurance, unexpected changes in claim trends, including the severity and frequency of claims, actuarial estimates, and medical cost inflation could result in costs that are significantly different than initially reported. If future claims-related liabilities increase due to unforeseen circumstances, or if new laws, rules, or regulations are passed, costs could increase significantly. There can be no assurance that the Company will be able to increase the fees charged to clients in a timely manner and in a sufficient amount to cover increased costs as a result of any changes in claims-related liabilities.

We currently depend on five customers for a material portion of our net revenue. The loss of or a substantial reduction in business of one of these five customers would significantly reduce our net revenue and adversely impact our operating results.

In 2024, revenue reliance was concentrated among five key clients, compared to seven in 2023 that each contributed more than 5% of total revenue. In 2024, three clients contributed 10% or more of total revenue with the top two accounting for 49.5% of total revenue and our top client alone representing 26.9%. The top five clients collectively generated 74.4% of total revenue.

In 2023, two clients exceeded the 10% revenue threshold, contributing a combined 40.3%, with the top client responsible for 25.1%.

The loss of or a substantial reduction in business from these customers would have a significant negative impact on our business and our operating results. We may not be successful in finding a client or clients that could replace the level of loss of these customers, and as such, it could have a negative impact on our revenue and results of operations for a prolonged period.

Improper disclosure of employee and client data could result in liability and harm to the reputation of the Company.

The business of the Company involves the use, storage, and transmission of information about employees and clients. It is possible that security controls over personal and other data and practices that the Company follows may not prevent improper access to, or disclosure of, personally identifiable or otherwise confidential information. Our security controls may be inadequate, or hackers or other malicious groups or organizations may attempt to interfere with our data through different means, including but not limited to malware attacks, denial of service attacks, consensus-based attacks. Any event that results in a disclosure of our clients’ and employees’ data could harm the reputation of the Company and subject the Company to liability under contracts and the laws that protect personal data and confidential information, resulting in increased costs or loss of revenue. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions in which the Company provides services. The failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to the reputation of the Company in the marketplace.

The Company could face disruption and increased costs from outsourcing and offshoring various aspects of its business.

The Company may outsource aspects of its business to lower cost of employment areas in the United States and potentially to places such as India. This outsourcing solution would focus predominantly on shared service activities which traditionally consist of back-office functions, such as “hire to retire,” “procure to pay,” and “order to cash” processes. Although the goal of outsourcing our operations is to reduce the operational costs of our business, it is possible that we will not realize any benefit from outsourcing such aspects of our business or even increase our overhead expenses. A transition may create the risk of errors and omissions or technical disruptions that could negatively impact our clients, and in turn damage our reputation, resulting in a loss of customers.

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

The Company’s business is subject to various government regulations in the jurisdictions in which it operates. Currently, the Company has clients and places employees in all 50 U.S. states. Due to the wide scope of the Company’s operations, the Company could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. The Company’s operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry, such as the imposition of additional licensing or tax requirements. Failure to comply with the legal regulations in places where we do business, or the regulatory prohibition or restriction of employment services, could lead to financial liability and regulatory action against the Company, which could significantly harm our development as a business.

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

The staffing services industry is highly competitive with limited barriers to entry. Although we specialize in EOR and provide staffing services specifically for video production where the market is not yet saturated by competitors, we still face significant competition on a national, regional, and local scale with full-service and specialized temporary staffing companies. We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.

Several of our existing or potential competitors have substantially greater financial, technical, and marketing resources than we do, which may enable them to:

●	Invest in innovative technologies;
●	Be more competitive in cash paid for acquisitions;
●	Devote greater resources to sales and marketing;
●	Aggressively price products and services below market rates; and
●	Offer better benefit packages that we may not be able to match.

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

Negative publicity about our industry or our Company, including the utility of our services, even if inaccurate, could adversely affect our reputation and confidence in the use of our services, which could harm our business and operating results. Harm to our reputation can arise from many sources, including poor performance or misconduct by the workers we supply and recruit for our clients, misconduct by our partners, outsourced service providers, or other counterparties, and failure by us to meet minimum standards of service expected by clients in our industry.

The Company has generated revenues, but limited profits, to date.

The business model of the Company involves significant costs of services, resulting in a lower gross and net margin on revenues than many staffing businesses derive. Coupling this fact with the required operating expenses incurred by the Company, the Company has only generated approximately $1,000 in operating income from operations in any one year, with a high net income of approximately $500 since 2015. Net income for the Company specifically was $386 in 2018, $195 in 2019, and in 2020, with the Company taking on the added expense of being a public company, additional expenses of approximately $900 for management compensation, administrative costs, D&O insurance, consulting, and legal fees for reporting and regulatory compliance, had the most impact on our incurring a net loss of $789. In 2021, the Company earned a record $7,893 in net income, but $9,631 was achieved as Other Income based on eligibility for government programs. Maslow Media, as a standalone company, has been profitable, but on its own, has not supported the last 4-year average of $954 in corporate costs (see Item 6). The Company hopes and expects that as its business expands, it will enjoy economies of scale resulting in higher operating and net margins and improved cash flows, but there is no guarantee this will occur.

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

The Company relies on its factoring relationship with Gulf Coast Bank which is based on accounts receivable balance. As of December 31, 2024, Maslow could raise an additional $2,151 in cash through factoring. In the past, Maslow tried to tap non-asset-based lending but the market for such loans is challenging, and the Vivos Group’s association has prevented loans from proceeding in the past. Thus, at this time, Maslow is limited in borrowing based on the amount of unfactored accounts receivable that is available.

The Company services numerous geographic areas and therefore may be subject to risks such as natural disasters and travel-related disruptions, which may materially adversely affect our business, financial condition, and results of operations.

We operate in all U.S. states and territories and in numerous countries around the world. To do so, we often send workers to locations that could be affected by a range of factors beyond our control that could adversely affect our ability to service our clients. These factors could also affect our employees, vendors, insurance carriers, and other contractual counterparties. Such factors include:

●	war, terrorist activities, or threats, and heightened travel security measures instituted in response to these events;
●	outbreaks of pandemic or contagious diseases or consumers’ concerns relating to potential exposure to contagious diseases;
●	natural disasters, such as hurricanes, fires, earthquakes, tsunamis, tornados, floods, volcanic eruptions and human-caused disasters;
●	dangerous weather and even forecasts of severe weather, including abnormally hot, cold, and/or wet weather;
●	oil prices and travel costs and the financial condition of the airline, automotive, and other transportation-related industries, any travel-related disruptions or incidents and their impact on travel; and
●	actions or statements by U.S. and foreign governmental officials related to travel and corporate travel-related activities (including changes to the U.S. visa rules) and the resulting public perception of such travel and activities.

Anyone or more of these factors could adversely affect our ability to offer services to clients, which could materially adversely affect our business, financial condition, and results of operations.

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

Client staffing needs can change and, as a result, we could lose staffing or EOR headcount rather quickly. In early 2022, this was the case when Client A moved eight heads from our payroll to theirs and Client B’s loss of major sports program, which we staffed, to a competitor had approximately $1,800 impacting our revenues in 2024. In 2022, our client did not rebid on a government contract, and it was awarded to another party. The end customer requires a minority or disadvantaged business to own the contract, a requirement that our Company does not meet. The result was a loss of approximately $130 in revenue in 2022 and $320 in 2024 revenue. A reduction in such needs and resulting loss of clients or placements at clients could result in a significant decrease in revenue within a short period of time that would be difficult to quickly replace.

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

Concentration Risk of Customers

Our business relies on relationships with several large customers to generate a large portion of our revenue. This revenue concentration in a relatively small number of customers makes us particularly dependent on factors affecting those companies. Our top four workforce clients made up approximately 69.5% of our revenues in 2024. Whereas our top four made up approximately 57.7% of our 2023 revenues.

As of December 31, 2024, three clients each with over 10% of our accounts receivable totaled 80.7% compared to the 2023 group of three which comprised 73.6% of our receivables as of December 31, 2023.

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

The SEC adopted Rule 3a51-1, which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	a broker or dealer approve a person’s account for transactions in penny stocks and
●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person and
●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has enough knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

In addition to the “penny stock” rules described above, FINRA adopted Rule 2111 that requires a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer before recommending the investment. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculatively low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker dealers to recommend that their customers buy Common Stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

RISKS RELATED TO OUR PREVIOUS STATUS AS A SHELL COMPANY

We may have contingent liabilities related to our operations prior to the Merger of which we are not aware and for which we have not adequately provided for. For example, in October 2022, we learned about a Vivos IT, LLC lawsuit against Second Wind Consultants (“SWC”) in May 2019 which included MMG as a plaintiff. SWC sought over 2 years to collect the balance of $403 not paid by the Vivos Group. This matter was settled on December 16, 2024 with MMG paying $10 if it’s portion of the settlement. However, the legal cost to MMG to get this settled over two years was $153. In July 2021 the Company paid $475 plus $3 in attorney fees to settle a debt owed by the Vivos Group to Libertas Funding, LLC (“Libertas”). This settlement relieved MMG from obligation to Libertas given the Vivos Group had included MMG as a signing company to its debt in July 2018. In March 2022, Vivos Real Estate defaulted on its mortgage loan with FVCBank for which Maslow was listed as a guarantor. In June 2024, this matter was resolved with the sale of the property, leaving Maslow with no liability.

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

The following represents legal proceedings where Vivos Group borrowings impact MMG:

In September 2022, MMG learned that a Vivos IT, LLC lawsuit against SWC in May 2019 included MMG as a plaintiff. The lawsuit related to a debt restructuring services agreement secured by Suresh Doki, Naveen Doki, and Silvija Valleru to assist the following then-owned Vivos entities: Maslow Media Group, Inc., Health Care Resources Network, Inc., Mettler & Michael, Inc., 360 IT Professionals, Inc., and US IT Solutions, Inc. SWC countersued all plaintiffs on September 30, 2019 seeking to collect the balance of $403 not paid by the Vivos Group. This was not disclosed to Maslow management or to Reliability before the Merger which closed on October 29, 2019. Maslow’s counsel filed a motion to include all original parties to the SWC agreement, as two of the original parties were not in the original filings. On December 18, 2024, MMG and other original parties settled with Second Wind Consultants. MMG’s portion was $10.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS’ MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND HOLDERS

The Company’s Common Stock trades in the over-the-counter market under the symbol RLBY. The high and low sale prices for 2024 and 2023 are set forth below. High and low price is based on the highest and lowest intraday or closing prices recorded during the entire quarter,

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2024
High	$0.0800	$0.0451	$0.0990	$0.0970
Low	$0.0800	$0.0451	$0.0914	$0.0695

2023
High	$0.0590	$0.0425	$0.0549	$0.0550
Low	$0.0590	$0.0425	$0.0549	$0.0550

The Company paid no cash dividends in 2023 or 2024.

As of March 17, 2025, the last reported sales price for Company Common Stock was $0.0350 per share.

As of December 31,2024, there were 513 holders of record of Company Common Stock.

EQUITY COMPENSATION PLANS

None

RECENT SALES OF UNREGISTERED SECURITIES

None

SHARE REPURCHASES

None

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our summary of consolidated historical financial data. You should read the information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated historical financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended 2024 and 2023 and the balance sheet data as of December 31, 2024 and 2023 set forth below are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	December 31,
Balance Sheet Data:	2024	2023
Working capital	$7,296	$7,913
Total assets	$11,556	$9,786
Total outstanding borrowings, net	$2,375	$174
Total other long-term liabilities	$21	$-
Stockholders’ equity	$7,337	$7,931

	December 31,
Statement of Operation Data:	2024	2023
Revenues	$23,982	$21,451
Gross profit	3,192	3,039
Selling, general and administrative expenses	3,899	3,788
Operating loss	(707)	(749)
Interest income	18	25
Interest income from related parties	452	269
Interest expense	(108)	(92)
Other income (expense)	(249)	(179)
Income (loss) before income taxes	(594)	(726)
Income tax benefit (expense)	-	(14)
Net income (loss)	$(594)	$(740)

	December 31,
Net Income (Loss) Per Share:	2024	2023
Net income (loss) per share – basic	$.00	$.00
Net income (loss) per share – diluted	$.00	$.00
Weighted average shares outstanding – basic	300,000,000	300,000,000
Weighted average shares outstanding – diluted	300,000,000	300,000,000

	December 31,
Other Financial Data:	2024	2023
OIBITDA (1)	$2	$57

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

We define OIBITDA as operational earnings before interest expense, related party interest, income taxes, depreciation and amortization expense, loss on early extinguishment of debt and related party debt, transaction fees and costs related to our corporate overhead which consist mainly of costs associated with being a public company. Omitting interest, taxes and the other items provides a financial measure that facilitates comparisons of our results of operations with those of companies having different capital structures. Since the levels of indebtedness and tax structures that other companies have are different from ours, we omit these amounts to facilitate investors’ ability to make like comparisons. Similarly, we omit depreciation and amortization because many other companies likely employ a greater amount of property and intangible assets. We omit “corporate” or non-operating costs as they are meant to be allocated against a larger operational base which our business plan outlines. As we grow our operations organically and through M&A activities these corporate costs are absorbed more equitably, we will use Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) as our means of measuring comparable operational performance to other companies in our industry. We also believe that investors, analysts, and other interested parties view our ability to generate OIBITDA as an important measure of our operating performance and that of other companies in our industry. OIBITDA should not be considered as an alternative to net income (loss) for the periods indicated as a measure of our performance.

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

OIBITDA calculation comparison for the years ended December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Operating income (loss)	$(707)	$(749)
Depreciation and amortization	23	18
Sales, general, and administrative	686	788
	$2	$57

Operational performance comparison for the years ended December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Revenue	$23,982	$21,451
Gross profit	$3,192	$3,039
OIBITDA	$2	$57
Net income (loss)	$(594)	$(740)

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

The following discussion and analysis of our financial condition and results of operations, our expectations regarding the future performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors including those described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with our audited consolidated financial statements and related notes thereto and other financial information included in this Annual Report on Form 10-K. All dollar amounts presented in this Form 10-K, unless otherwise specified, are expressed in thousands.

Our financial information may not be indicative of our future performance.

EXECUTIVE OVERVIEW

2024 Financial Performance Overview

In 2024, MMG achieved improvements across key financial metrics, including revenue, gross profit, operating income, and net income. Revenue led the way with an increase of $2,531 (11.8%) over 2023, while gross profit rose by $153 (5.0%) to $3,192. For the second consecutive year, operating income improved, with operating loss narrowing to $707 from $749 in the prior year.

Selling, General, & Administrative (SG&A) expenses increased by $111 reaching in 2024 $3,899 from $3,788 in 2023. Interest income of $470, in 2024 exceeded interest expense of $108. Other income (expense) totaled $249 including $379 in legal costs related to non-operational matters, most of which were settled by year-end. The $379 was offset by a $127 refund of overpaid federal taxes and $3 credit card rebate. These factors contributed to a net loss of $594, an improvement of $146 from 2023’s net loss of $740.

Enterprise Client Performance

Our top five enterprise clients remained highly active in 2024, leveraging our personnel across various projects. Each generated at least $1,000 in revenue, with our largest client reaching a record $6,453 - an increase of $1,058 (19.6%) in their EOR business. Our second-largest client expanded by $2,171 (66.8%) to $5,420, while our third-largest client grew by $1,416 (71.7%) to $3,391, driven largely by broadcasting election-related events, which likely contributed to over half of its 2024 growth.

Gross Profit and Margin Analysis

Despite the increase in gross profit, our gross margin declined from 14.2% in 2023 to 13.3% in 2024. This was driven by three key factors:

1.	Revenue Mix Shift Toward EOR Business: Nearly all revenue growth ($2,531) came from our EOR segment, which increased by $2,554 in 2024. Since EOR margins are the lowest among our business segments, this shift weighed down overall gross margins.
2.	Increased Utilization of Lower-Margin 1099 Contractors: EOR revenue was disproportionately allocated to 1099 contractors at a lower rate, with a change of $2,172 since 2023 or a 8.1% margin—one of the lowest possible levels.
3.	Decline in Direct Hire Revenue: Direct Hire revenue fell by $104 (52.3%) from 2023. The impact of this decline impacted the overall GM by 50 basis points.

Over the past seven years, MMG steadily improved gross margins, growing from 10.3% in 2018 to a peak of 13.3% in 2024. This progress was driven by enhancements in EOR margins, which increased from 8.9% to 12.2% over the same period, along with growth in higher-margin staffing business.

Non-Operational Challenges and Future Outlook

In 2024, we continued to incur non-operational legal expenses and allocate executive resources to Vivos Group matters. Other Income (Expense) in total was $249 (see Results of Operations). In 2025, we expect legal costs relative to award collections to be lower than 2024.

As a standalone entity, Maslow has remained profitable for the past seven years, as reflected in our OIBITDA, which was $2 in 2024 and $57 in 2023 (see Item 6).

We remain committed to accelerating growth in 2025 and beyond, with a focus on operational efficiency, client expansion, and profitability improvements.

2025 and beyond

While revenue growth was strong in 2024, margin compression due to increased reliance on EOR and 1099 contractors impacted profitability. Investments in sales, client services, and HR/payroll increased SG&A expenses, but cost savings in legal and corporate expenses helped offset some of these increases. Moving forward, strategic efforts will focus on continuing our revenue ascension, improving gross margins, diversifying revenue streams, and optimizing cost structures to enhance profitability.

All indications are for two of our three largest clients to produce similar if not greater revenues in 2025, while the other won’t have quite the same business levels in 2025 since last year’s election spurred increased EOR.

The additional staffing business development professionals we hired to grow the staffing side of our business saw progress in 2024 bringing in $822 in revenue from 10 new accounts. Additionally, we have several opportunities in the pipeline we expect to close in late first quarter or early second.

We expect our Direct Hire business to grow in 2025 as a number of existing clients have taken advantage of our expertise and speed of filling roles outside the Media space. This success should enable us to fill even more diverse functional openings in 2025 and beyond. As we do the same for our other large clients, so should our opportunity to increase our requisition volume and convert to fills and revenue.

EOR has been the Company’s primary revenue source for many years, and it represented 85.0% in 2024, an 1.9% increase from 83.2% in 2023. Our challenge over the past five years has been seeing several medium to large clients post COVID roll back their Media functions, activities and personnel. Economic conditions and specific esoteric issues affected at least one client, causing them to cease using outside media services altogether. Despite lower payrolls for some, the challenge with EOR is the complexity of managing HR and Payroll for a myriad group of clients who vary significantly in uniformity and have unique needs that absorb our staff’s attention. This client service intensity is somewhat unique to Media EOR than to other EOR providers due to the idiosyncratic ways that employee time is scheduled, tracked, recorded, and managed. This complexity is why we have added client service and HR personnel and technology to best service our gold star clients.

Hence, our goal is to maintain and build on our legacy client foundational relationships while putting our foot on the proverbial gas pedal to develop much more contingent contract staffing and direct hires. And in doing so, our goal is to increase our staffing business by supporting other functions outside of Media such as Administrative, Accounting and Finance, HR, and IT. To that end, we will add at least one more staffing-experienced sales representatives in the first half of 2025.

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

Furthermore, we still believe given the changing nature of specialized staffing, there exists a greater opportunity to expand our EOR business as it offers businesses of all types and industries, more flexibility in on- and offboarding employees, as well as managing 1099 risk. As for staffing outside of Media, we believe it will grow, but there are also opportunities to get into staffing specialties which represent areas where we see the most rebound or a robust demand.

This shift in focus to staffing will also have a positive impact on gross margins. We expect blended staffing rates to be in the high teens to low 20s in the future, which with volume will resume our ascent in converting a much higher percentage of our revenues to gross profit.

As a result, we continued to move forward with our diversified offerings with an eye on our future specialization staffing strategy, updating our already expert operating model, and organizing our business to maximize acquisition and retention of client accounts.

Once the Vivos Matter judgements are recovered, the Company may consider moving forward with its original plans to increase outstanding shares, either by authorizing new shares or executing a reverse split to facilitate the acquisition of synergistic staffing companies to accelerate growth. Additionally, the Company aims to transition to the OTCQB and/or OTCQX markets as a step toward an eventual listing on the NASDAQ Exchange. Efforts are ongoing to meet the necessary requirements for OTCQB or OTCQX listing.

Following the successful collection of Vivos-related debts, MMG intends to hold a shareholder meeting to evaluate and potentially advance these strategic initiatives.

COMPANY OVERVIEW

Maslow is a workforce management solution provider with proven capabilities delivering employer of record (EOR), recruiting and staffing services, consisting of media, IT, and administrative resources. We provide services to client primarily within the United States of America.

Our services consist of:

●	Employer of Record (“EOR”): A unique workforce solution for any organization who seeks efficiency in employee administrative management including payroll and benefits, labor risk associated with compliance with federal-state and local regulations including Fair Labor Standards Act (“FLSA”), in onboarding and offboarding employees, and in managing benefit costs. One major difference in this service offering is that our customers usually source the talent and MMG hires and leases the employees to our customers.
●	Recruiting and Staffing: Staffing covering a wide variety of specialties: media, information technology (“IT”), accounting and finance, HR, marketing, sales, and other administrative personnel.
●	Video and Multimedia Production: With 35 years of experience, the Company’s subsidiary, Maslow, offers script-to-screen expertise including producers, audio engineers, editors, broadcasters, makeup artists, camera crews, Gaffers and grips, drone operators, and more.
●	Direct Hire: We strategically recruit and fill a variety of full-time roles for our customers which is only limited by our recruiting capabilities, which are already quite diverse.

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

RESULTS OF OPERATIONS

Maslow generated revenues totaling $23,982 in 2024, reflecting an increase of $2,531 (11.8%) from $21,451 in 2023. This growth was primarily driven by three EOR clients whose increased activity contributed an additional $4,121 in revenue when compared to same period ending December 31, 2023.

From a revenue concentration perspective, our top 10 clients accounted for $21,612 of revenues, representing 90.1% of the total $23,982 revenues in 2024. This was up from $18,526, or 86.4%, of the total $21,451 in 2023 revenues. The revenue share from these clients increased due to a higher level of engagement from our largest accounts.

In December 2024, rebates were issued totaled $70, an increase of $36 compared to $32 in 2023.

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenues, and were derived from our consolidated financial statements.

	December 31,
	2024	2023
Revenue	$23,982	$21,451
Cost of services	20,790	18,412
Gross profit	3,192	3,039
Selling, general and administrative expenses	3,899	3,788
Operating loss	(707)	(749)
Interest income	18	25
Interest income from related parties	452	269
Interest expense	(108)	(92)
Other income (expense)	(249)	(179)
Income/(loss) before taxes	(594)	(726)
Income tax benefit (expense)	-	(14)
Net Income (Loss)	$(594)	$(740)

Revenues: By Segment

	2024	% of Revenue	2023	% of Revenue
EOR	$20,382	85.0%	$17,828	83.1%
Recruiting and Staffing	3,301	13.7%	3,098	14.4%
Video and Multimedia Production	204	0.9%	326	1.6%
Direct Hire	95	0.4%	199	0.9%
Total Revenue	$23,982	100%	$21,451	100%

Employer of Record (EOR) Revenues: EOR revenue rebounded to 85.0% of total revenue in 2024, up from 83.1% in 2023. This increase was primarily driven by an additional $2,554 in EOR revenue. Our top three EOR clients contributed $4,645 in additional revenue, while revenue from the remaining 26 clients declined by $2,477. Overall, EOR revenue grew by 14.3% year-over-year.

Recruiting and Staffing Revenues: Staffing revenues increased by $203 (6.6%) reaching $3,301 in 2024 compared to $3,098 in 2023. Media Staffing at $3,227 represented 97.8% of all staffing revenue and 13.5% of total 2024 annual revenue, whereas it represented 88.8% of all staffing revenue and 12.8% of 2023 annual revenue.

Video and Multimedia Production Revenues: Revenue from video production services, including managed services and project-based freelance work, declined by $122, from $326 in 2023 to $204 in 2024. This segment represented 0.9% of total revenue, a 44% decline in share from 2023.

Gross Profit: Gross profit represents revenues from services less cost of services expenses also referred to as Cost of Revenue (COR), which consist of payroll, payroll taxes, benefits, payroll-related insurance, union benefits, field talent, and for Direct Hire, an allocation of recruiting Software as a Service (“SaaS”), and reimbursable costs for out-of-pocket items.

Gross Profit in 2024 was $3,192, an improvement of $153 over 2023’s gross profit of $3,039.

Our gross margin is the percentage of revenue after cost of revenue (COR). Gross margins declined by 90 basis points in 2024 to 13.3% from 14.2% in 2023, marking the first decrease in gross margin after five consecutive years of growth. The decline was attributable to:

●	A shift in revenue mix toward EOR, which has lower margins (12.0% vs. 13.3% overall).
●	Increased use of 1099 resources in EOR, with lower margins (9.4%) compared to W2 employees (13.0%).
●	A 52.2% decline in Direct Hire revenue, which historically carries a 90% gross margin.

EOR margins declined to 12.0% from 12.2% in 2023, primarily due to two gold star client’s increased reliance on 1099 contractors, whose share of EOR revenue rose from 17.3% in 2023 to 25.8% in 2024.

Non-EOR gross margins declined to 20.7% in 2024 from 23.7% in 2023, primarily due to lower margins in Media Staffing and Video Production. Media Staffing margins decreased from 19.3% in 2023 to 18.5% in 2024, while Video Production margins fell 1.3 percentage points to 19.6%, despite a 37% increase in revenue. The decline was partially attributable to an approximate $10 credit issued to a client due to a procedural matter. Although Direct Hire margins improved by 3.8 percentage points to 94.7% from 91.0% in 2023, the revenue impact was limited, as Direct Hire revenue declined 52.3% to $95 in 2024 from $199 in 2023.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses increased by $111 to $3,899 in 2024 compared to $3,788 in SG&A in 2023 driven by a $308 rise in loaded salaries and benefits, as the company expanded its sales, client services, and HR/payroll teams. Notable cost changes included:

●	Wage and benefit costs increased by $308, with sales, client services, and HR/payroll accounting for $244 of the increase.
●	Legal expenses declined by $165 to $26 due to the completion of restructuring and Vivos-related matters.
●	Corporate non-operational costs decreased by $131 (16.7%) to $657.

From an MMG operational perspective, SG&A was up $242 (7.5%) in 2024 from 2023. Salaries, inclusive of commissions, payroll tax, and bonus rose $229 in the year ending December 31, 2024 compared to same period in 2023. $221 of the increase was salary based as we bolstered our client services, sales, and HR/payroll departments.

Operational nonwage and benefit costs were favorable in 2024 to 2023 by $51 as savings were derived in contract services by $76 as we curtailed part-time outsourced controller services and marketing support, commercial legal fees by $27 as $143 in Receiver related costs were booked to Other Expense, staff events by $39, dues and subscriptions by $21 and payroll fees by $4 as ADP incentive included a three-month holiday.

Increases were seen in software by $54 as we added Concur ($12) and allocated all non-direct hire software charges to SG&A versus COR, state franchise and minimum taxes by $24, marketing programs by $14, and communications by $11 as we added Our People for internal messaging.

Interest Income: Interest income from related parties rose by $183, from $269 to $452, after applying a 10% interest rate to all notes receivable following their enrollment as court judgments on December 29, 2023, related to arbitration awards.

This increase reflects a change in estimate based on the advice of MMG counsel, whose interpretation of the award led to MMG’s recalculation of accrued interest from August 31, 2022 to December 31, 2024, resulting in an approximate $132 reversal in interest.

Maslow also earned $18 in other interest income - $14 from a federal tax refund (2016–2020) received in April 2024, and $4 from an FDIC-insured money market account.

Other Income (Expense): In 2024, we incurred $249 in net other income/expenses, compared to $179 in 2023, reflecting a year-over-year increase of $70. Total expenses for 2024 were $379, offset by recovery of overpaid IRS interest and penalties of $127 and a $3 credit card rebate. In April 2024, MMG received the final payment of $288 from the IRS for overcharged penalties and interest and an uncredited payment that we contested in 2021, related to charges incurred between 2016 and 2021. Of this amount, $127 had been originally requested but not confirmed for credit by the IRS. Hence, we did not provision for the funds return.

The $379 in nonoperational costs primarily consisted of legal fees and settlements related to receivership activities ($143), restructuring ($121), and the now-settled SWC matter ($115).

Interest Expense: Interest expense rose by $16, from a low of $92 in 2023 to $108 as the need for using our Gulf Coast factoring facility increased. Also impacting rate percentages and higher interest costs to a small degree was that one of our clients left the Buyer Initiated Payment (“BIP”) program (explained in the Liquidity and Capital Resources section directly below), resulting in a higher APR for this client on 90-day terms.

Income Taxes: Reliability did not have an income tax expense in 2024 compared to a $14 payment for the year ending December 31, 2023. In 2023 and prior we booked several state income taxes which had minimum tax requirements and franchise fees to income tax. In 2024, those $27 cash and accrued costs were recorded in SG&A as Business Taxes.

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

Additionally, in April 2024, we entered into a Buyer Initiated Payment (“BIP”) agreement with American Express (“Amex”) which enables MMG to be advanced 100% of purchase order approved invoices minus a flat interest rate percentage that is based on that day’s submitted invoice volume. The greater the volume the lower the interest rate charged. This has had a profoundly positive impact on our ability to accelerate cash conversion and lower DSO as well as our borrowing costs.

As of December, 31, 2024, 80.9% of our $4,688 accounts receivable was current compared to 87.4% out of $2,993 on December 31, 2023. As of December 31, 2024, 1.7% between 31 and 60 days was past due versus 0.9% in 2023, and 0.2% between 60 and 90 days versus 0.6% at the end of 2023, and 0.1% for 90 days and greater past due which was 0.5% in 2023.

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

Our primary uses of cash are for payroll to field talent, corporate and staff employees, related payroll liabilities, operating expenses, legal fees relating to the Vivos matter and the SWC lawsuit, public company costs, including but not limited to general and professional liability and directors and officer’s liability insurance premiums, legal fees, filing fees, auditor and accounting fees, stock transfer services, and board compensation; followed by cash factoring, and BIP borrowing interest; and cash taxes. As of March 31, 2024, we have approximately $46 in notes payable.

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

As of December 31, 2024, of our $4,688 in billed trade receivables, $2,375 was subject to interest by Gulf for factoring, representing 51%. (See Net Factoring total on line 1 of Current Liabilities on Balance Sheet).

Vivos Debtors as of December 31, 2024 had notes receivable totaling $5,847, including default on a $3,000 promissory note and on a $750 tax obligation in December 2019.

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

As of December, 31, 2024, our working capital was $7,296 compared to $7,913 on December 31, 2023.

In 2025, we do anticipate approximately $500 in incremental SG&A, as our 2024 loaded salary run rate will alone have a $126 impact and we will continue to invest for growth in technology, heads, as well as an expected increase in legal fees associated with the receiving process. We also factored in price increases due to inflation but at a lower rate than a year ago.

For 2024, a summary of our operating, investing, and financing activities is shown in the following table:

	December 31,
	2024	2023

Net cash provided by (used in) operating activities	$(2,587)	$3,016
Net cash used in investing activities	(68)	(9)
Net cash provided by (used in) financing activities	2,355	(2,412)
Net change in cash and cash equivalents	$(300)	$595

Operating Activities

Cash flows from operating activities primarily consist of net income (loss), adjusted for non-cash items such as depreciation and amortization, as well as changes in working capital. The key factors influencing cash inflows and outflows include factoring, accounts receivable, and accrued payroll and expenses.

In 2024, net cash used in operating activities was $2,587, representing a decrease of $5,603 compared to net cash provided of $3,016 in 2023. This decline was primarily driven by a $5,130 increase in trade receivables over cash converted and accrued party-related interest adverse cash change of $168. These cash decreases were partially offset by increases in cash flows from net income by $168, accounts payable at $335, accrued payroll at $275, and accrued expenses at $46.

Investing Activities

Cash used in investing activities consisted of $52 for implementation of ADP Workforce Now and an additional $16 for in cash paid for laptops, accounting for $68 in total capital expenditures in 2024. This was $59 higher in capex than in 2023 when $9 was spent on laptops.

Financing Activities

Cash provided by financing activities was $2,355 in 2024 compared to cash used for a total of $2,412 in 2023. The $4,767 increase was due to higher borrowing levels, which totaled $9,132 in 2024. Repayments also increased by $716 reaching $6,930 in 2024. This increased financing activity reflects the company’s growing cash needs in line with revenue growth. In 2023, borrowing was $5,364 lower, as the company had sufficient cash on hand following the receipt of a final Employee Retention Credit (ERC) payment of $1,209 in April of 2023, which helped sustain liquidity for the remainder of the year.

OFF-BALANCE SHEET ARRANGEMENTS

We had no material off-balance sheet arrangements that have, or are likely to have, a current or future material effect on our operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified the policies listed below as critical to our business and the understanding of our results of operations. For a detailed discussion of the application of these and other accounting policies, see Note 3 in the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods.

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

We derive our revenues from four segments: EOR, Recruiting and Staffing (temporary), Direct Hire and Video and Multimedia Production. Revenues are recognized when promised services are delivered to a client, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Revenues as presented in the consolidated statements of operations represent services rendered to client less variable consideration, such as sales adjustments and allowances. Reimbursements often related to out-of-pocket expenses, and equipment leasing are also included in revenues, and equivalent amounts of reimbursable expenses and leased costs are included in cost of services.

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

Direct Hire revenue is recognized on the date the candidate’s full-time employment with the customer has commenced. The customer is invoiced on the start date, and the contract stipulates payment due under varying terms, typically 30 days. The contract with the customer stipulates a guarantee period whereby the Company will replace the candidate free of charge if the employee is terminated within the first 90-day period. As such, the Company’s performance obligations are satisfied upon commencement of employment, at which point control is transferred to the customer.

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

Our Amex BIP interest rate is paid upon invoice submission at a fixed percentage based on the submission total. Invoice(s) under $10 cost 2.05%, those between $10 and $200 cost 1.55 % of the invoice total, and a submission of invoice or invoices greater than $200 is subject to a 1.05% cost. Since MMG submissions for most of 2024 averaged between $10 and $100, our average fee was 1.74% for invoices payable in 90 days, averaging $34 per submission. This translates into an approximate APR of 7.0% which is 4.3% better than our factoring rate given the 2024 average prime interest rate of 7.9% in 2024. At 90 days our Factoring APR average in 2024 was approximately 11.3%. Given the current prime interest rate is 7.50% at a DSO of 52, our current average APR as of March 7, 2025 is 10.55%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

18012 Sky Park Circle, Suite 200 Irvine, California 92614 tel 949-852-1600 fax 949-852-1606 www.rjicpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Reliability Incorporated:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Reliability Incorporated and Subsidiary (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the Audit Committee of the Board of Directors and that: (1) related to accounts or disclosures that are material to the consolidated financial statements and (2) involve challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a while, and we are not, by communicated the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they related.

Recoverability of Notes Receivable from Related Parties

As discussed in Notes 9 and 11 to the consolidated financial statements, the Company has significant related party transactions and arrangements with the majority shareholders of the Company and other companies owned by the majority shareholders. In addition to holding several receivable agreements, including notes receivable with these related parties, in 2022, an arbitrator issued an award in favor of the Company against the majority shareholder group.

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

The following are the primary procedures we performed to address this critical audit matter. We performed the following procedures to evaluate the recoverability of the RP notes by the Company:

●	Send and inspected questionnaires from the Company’s officers;
●	Evaluated and reviewed the Company’s reconciliation of the notes receivable from related parties;
●	Read the Company’s minutes from meetings of the Board of Directors;
●	Reviewed public filings, external news and research sources for informational related to transactions between the Company and related parties;
●	Confirmed with the Company’s management and its outside counsel as to the award granted by the arbitrator; and
●	Reviewed management’s assessment of the collectability of these balances due from related parties.

We have served as the Company’s auditor since 2009.

Ramirez Jimenez International CPAs

Irvine, California

March 31, 2025

RELIABILITY INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$522	$822
Trade receivables, net of allowance for credit losses	4,785	2,993
Other receivables	4	10
Notes receivable from related parties	5,847	5,501
Prepaid expenses and other current assets	336	442
Total current assets	11,494	9,768
Other intangible assets, net	2	3
Property, plant and equipment, net	60	15
Total assets	$11,556	$9,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Factoring liability	$2,375	$174
Accounts payable	734	548
Accrued expenses	288	290
Accrued payroll	568	637
Deferred revenue	207	206
Note payable, current	26	-
Total current liabilities	4,198	1,855
LONG TERM LIABILITIES
Note payable, net of current	21	-
Total long-term liabilities	21	-
Total liabilities	4,219	1,855
Commitment and contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Common stock, without par value, 300,000,000 shares authorized, 300,000,000 issued and outstanding as of December 31, 2024 and 2023		-
Additional paid-in capital	750	750
Retained earnings	6,587	7,181
Total stockholders’ equity	7,337	7,931
Total liabilities and stockholders’ equity	$11,556	$9,786

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Years Ended December 31,
	2024	2023
Revenue earned
Service revenue	$23,982	$21,451
Cost of revenue
Cost of revenue	20,790	18,412
Gross profit	3,192	3,039
Selling, general and administrative expenses	3,899	3,788
Operating loss	(707)	(749)
Other income (expense):
Interest income from related parties	452	269
Interest income	18	25
Interest expense	(108)	(92)
Other income (expense)	(249)	(179)
Loss before income tax expense	(594)	(726)
Income tax benefit (expense)	-	(14)
Net loss	$(594)	$(740)
Net loss per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Share used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2024 and 2023

(amounts in thousands, except per share data)

				Additional
	Common Stock			Paid-in	Retained	Total
	Shares	Amount		Capital	Earnings	Equity

Balance, January 1, 2023	300,000,000		$-	$750	$7,921	$8,671
Net loss					(740)	$(740)
Balance, December 31, 2023	300,000,000		$-	$750	$7,181	$7,931
Net loss		$		$	$(594)	$(594)
Balance, December 31, 2024	300,000,000		$-	$750	$6,587	$7,337

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(594)	$(740)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	23	18
Accrued interest	(452)	(284)
Changes in operating assets and liabilities:
Trade receivables	(1,786)	3,344
Retention credit receivable	-	1,209
Prepaid expenses and other current assets	106	(13)
Accounts payable	186	(149)
Accrued payroll	(69)	(344)
Accrued expenses	(3)	(49)
Deferred revenue	2	30
Income taxes payable	-	(6)
Net cash (used in) provided by operating activities	$(2,587)	$3,016
Cash flows from investing activities:
Purchase of fixed assets	(68)	(9)
Net cash used in investing activities	$(68)	(9)
Cash flows from financing activities:
Proceeds from the factoring facility	9,132	3,768
Repayments to the factoring facility	(6,930)	(6,214)
Proceeds from note payable	51	-
Repayment of note payable	(4)	-
Advances to related parties	-	34
Repayment of notes receivable from related parties	106	-
Net cash provided by (used in) financing activities	$2,355	(2,412)
Net (decrease) increase in cash and cash equivalents	(300)	595
Cash and cash equivalents, beginning of year	822	227
Cash and cash equivalents, end of year	$522	$822

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS, continued

(amounts in thousands)

	For the years ended December 31,
Supplemental disclosures of cash flow information:	2024	2023
Cash paid during the year for:
Interest	$108	$92
Income taxes (received) paid	$-	$20

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

NOTE 1 - NATURE OF OPERATIONS

Reliability Incorporated operates, along with its wholly owned subsidiary, The Maslow Media Group, Inc. (“MMG” or “Maslow”), (collectively, “Reliability” or the “Company”) as a workforce management solutions company. MMG has for over 30 years focused primarily on the media industry. That changed in late 2019 when MMG began providing staffing services in the area of IT. Now MMG fills roles in a variety of business functional areas, including administrative, IT, accounting and finance, HR, and sales. In servicing its clients, Reliability provides a variety of staffing services which include employer of record, temporary staffing services, and direct hire, primarily within the United States of America in four industry segments: Employer of Record (“EOR”), Recruiting and Staffing, Video and Multimedia Production resources, and Direct Hire. EOR, which is a unique workforce management solution, represented 83.1% of our revenue in 2024. Our Staffing segment provides skilled field talent on a nationwide basis for client partner projects. Video Production, for one, involves assembling and providing crews for special projects that can last anywhere from a week to 6 months. In 2021, MMG began building its direct hire business as a separate business segment, which added $95 and $199 in revenue and $90 and $181 in gross profit in 2024 and 2023 respectively.

NOTE 2 - MANAGEMENT’S PLAN

Although the Company has experienced net losses after taxes in the years ended December 31, 2024 and 2023 of $594 and $740, respectively, management believes it has the ability to continue as a going concern and meet its financial obligation as they become due in 2025 and beyond. The factors impacting this view include, but are not limited to, the following:

●	Cash flow forecast showing sufficient cash and working capital 52 weeks from March 31, 2025;
●	The expected reductions in continuing legal fees in 2025 given the Company has collectible judgments which the Receiver is pursuing;
●	An expectation that the notes receivable from related parties will be remunerated in cash and or stock and that stock will provide capital market access;
●	Expected progress in sales, newer agreements that will begin fulfillment, and certain larger clients who increased sales in 2024 and are expected to continue growth trends in media activity for 2025;
●	$1,323 in new account revenue in 2024 with the expectation of additional new revenue in 2025;
●	The Company has additional availability to use its factoring line to extend borrowing of up to 93% of unfactored invoices which, as of March 27, 2025, was $1,707;
●	The business can adapt by trimming personnel and software to have costs more aligned to revenues if need be.

As a result of the foregoing, the Company believes that it has sufficient cash to meet its financial obligations for the next 12 months and beyond as they become due.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements reflect the financial position and operating results of Reliability, including its wholly owned subsidiary, MMG. All intercompany transactions and balances have been eliminated in consolidation. All dollar amounts presented in this Form 10-K, unless otherwise specified, are expressed in thousands.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

Management Estimates

The consolidated financial statements and related disclosures are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The Company must make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to revenue recognition, allowances for credit losses, and recoverability of notes receivable, useful lives for depreciation and amortization, loss contingencies, and the valuation allowances for deferred income taxes. Actual results may be materially different from those estimated. In making its estimates, the Company considers the current economic and legislative environment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Concentrations

For the year ended December 31, 2024, Clients A, B and C each accounted for 10% or more of the total revenue, with their respective contributions approximately 26.9%, 22.6% and 14.1%, or 63.6% combined. For the year ended December 31, 2023, Clients A and B contributed 10% or more of the total revenue, with their respective share approximately 25.1% and 15.1% or 40.1% combined. As of December 31, 2024, Clients A, B, C and D represented approximately 23.5%, 48.7%, 0% and 13% of the total accounts receivable outstanding, respectively. As of December 31, 2023, Clients A, B and E represented approximately 19.9%, 42.9%, and 12.3% of the total accounts receivable outstanding, respectively.

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash, notes receivable from related parties and accounts receivable. The Company performs continuing credit evaluations of its customers and does not require collateral. The Company has not experienced significant losses related to receivables.

The Company at times may have cash in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit. The Company has not experienced losses on these accounts and management believe the Company is not exposed to losses on such accounts.

Approximately 15% of our field talent are represented by a labor union.

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

The Company provides an allowance for credit losses by specifically identifying accounts with a risk of collectability and providing an estimate of the loss exposure. Management considers all contract receivables as of December 31, 2024 and 2023 to be fully collectible, therefore an allowance for credit losses is not provided for.

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

As of December 31, 2024 and 2023, the Company’s deferred revenue totaled $207 and $206, respectively.

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

When Level 1 inputs are not available, the Company measures fair value using valuation techniques that maximize the use of relevant observable inputs (Level 2) and minimizes the use of unobservable inputs (Level 3).The carrying amounts reported as of December 31, 2024 and 2023 for cash and cash equivalents, trade receivables, prepaid expenses and other current assets, accounts payable and accrued expenses, and factoring liability approximate their fair values due to the short-term nature of these instruments or are based on interest rates available to the Company that are comparable to current market rates. It is not practicable to estimate the fair value of the notes receivable from related parties due to their related party nature.

Property and Equipment

Property and equipment are stated at cost and are depreciated using primarily the straight-line method over the following estimated useful lives: furniture, fixtures, and computer equipment — three to seven years; leasehold improvements — over the shorter of the estimated useful life of asset or the lease term. Expenditures for renewals and betterments are capitalized whereas expenditures for repairs and maintenance are charged to income as incurred. Upon sale or disposition of property and equipment, the difference between the unamortized cost and the proceeds is recorded as either a gain or a loss. Depreciation and amortization expense for the years ended December 31, 2024 and 2023 totaled $23 and $18, respectively.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

Long-Lived Assets

The Company reviews its long-lived assets, primarily fixed assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily at the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. The Company did not record an impairment expense for the years ended December 31, 2024 and 2023.

Other Intangible Assets

The Company has intangible assets with finite lives. Intangible assets with finite useful lives were amortized over their respective estimated useful lives, ranging from three to ten years, based on a pattern in which the economic benefit of the respective intangible asset is realized.

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

The Company derives its revenues from four segments: EOR, Recruiting and Staffing, Direct Hire and Video and Multimedia Production. Although Direct Hire is within the Recruiting and Staffing domain, we consider it as a separate business segment. The Company provides temporary staffing and Direct Hire services. Revenues are recognized when promised services are delivered to the client, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenues as presented in the consolidated statements of operations represent services rendered to clients, less sales adjustments and allowances. Reimbursements, including those related to out-of-pocket expenses, and media equipment rentals are also included in revenues, and the related amounts of reimbursable expenses are included in cost of revenue.

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

Payment terms in our contracts vary by the type and location of our client partner and the services offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of December 31, 2024. There were no revenues recognized during the years ended December 31, 2024 and 2023 related to performance obligations satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the years ended December 31, 2024 and 2023.

Transfers of Financial Assets

Transfers of financial assets that do not qualify for sale accounting are reported as collateralized borrowings. Accordingly, the related assets remain on the Company’s balance sheet and continue to be reported and accounted for as if the transfer had not occurred. Cash proceeds from these transfers are reported as liabilities, with attributable interest expense recognized over the life of the related transactions.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

Advertising

The Company recognizes marketing and promotion expense in selling, general and administrative expenses as the services are incurred. Total marketing and promotion expenses for the years ended December 31, 2024 and 2023 as $65 and $51, respectively.

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

The Company recognizes any uncertain income tax positions at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2024 and 2023, the Company did not record any accruals for interest and penalties. The Company does not foresee material changes to its uncertain tax positions within the next twelve months. The Company’s tax years are subject to examination for 2022 and forward for U.S. Federal tax purposes and for 2021 and forward for state tax purposes.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures. The FASB amended the guidance in ASC 280, Segment Reporting (“ASC 280”), to require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is applied retrospectively to all periods presented in financial statements, unless it is impracticable. This new guidance is effective for public business entities for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company adopted this new standard effective January 1, 2024. See Note 13, Segment Information, for disclosures related to the adoption of ASU 2023-07.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Recognition Disclosures. This ASU will require entities to provide enhanced disclosures related to certain expense categories included in income statement captions. The ASU aims to increase transparency and provide investors with more detailed information about the nature of expenses reported on the face of the income statement. The new standard does not change the requirements for the presentation of expenses in the face of the income statement. Under this ASU, entities are required to disaggregate, in a tabular format, expense captions presented on the face of the income statement — excluding earnings or losses from equity method investments — if they include any of the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation or depletion. For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. The new ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures. This ASU does not change accounting for income taxes but requires new disclosures focusing on two areas, the effective rate reconciliation and taxes paid. This new standard is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the related disclosures.

The Company does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material effect on its present or future consolidated financial statements.

NOTE 4 – TRADE RECEIVABLES

Contract receivables for the years ended December 31, 2024 and 2023 consist of the following:

	2024	2023
Accounts receivable, unfactored	$2,313	$2,819
Unbilled receivables	97	-
Accounts receivable, factored	2,375	174
Total	$4,785	$2,993

All the net trade receivables are pledged as collateral on a loan agreement. The unbilled receivables relate to services that were performed, and the related revenue was recognized but the Company has not invoiced for these services as of December 31, 2024.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment for the years ended December 31, 2024 and 2023 consist of the following:

	2024	2023
Office equipment	$76	$60
Computer software	160	108
	236	168
Accumulated depreciation	(176)	(153)
Property, plant and equipment, net	$60	$15

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

NOTE 6 - ACCRUED EXPENSES

Accrued expenses for the years ended December 31, 2024 and 2023 consist of the following:

	2024	2023
Accrued vendor costs	$155	$152
Financed insurance payable	111	127
Other	22	11
Accrued expenses	$288	$290

NOTE 7 - INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2024 and 2023 are comprised of the following:

	2024	2023
Current federal income tax	$-	$-
Current state income tax	-	14
Deferred income tax (benefit)	-	-
Income tax expense (benefit)	$-	$14

Significant components of the Company’s deferred income tax assets (liabilities) are as follows at

	December 31,
	2024	2023
Deferred tax assets (liabilities):
Employee accruals	$39	$97
Cash to accrual	-	-
Accrued workers’ compensation and other	1	3
State deduction	-	-
Sec. 163(j) interest limitation	-	-
Federal and State net operating loss carry forwards	605	401
Other	1	1
Deferred tax liabilities:
Intangibles	12	13
Fixed assets	(5)	(5)
Deferred income taxes, net	653	510
Valuation allowance	(653)	(510)
Deferred tax assets (liabilities)	$-	$-

The income tax provision, reconciled to the tax computed at the statutory federal rate, is as follows:

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

	December 31,
	2024		2023
Tax expense at federal statutory rate	$(125)	21.0%	$(147)	21.0%
State income taxes, net	(27)	4.6%	(33)	4.8%
Permanent Differences	1	-0.1%	2	-0.2%

Effect of deferred rate change	6	-1.1%	15	-2.2%
Historical Adjustments	2	-0.3%	28	-4.0%
Valuation allowance	143	-24.1%	135	-19.4%
Other, net	-	0.0%	14	2.0%
Income tax expense	$-	0.0%	$14	2.0%

NOTE 8 – DEBT

Factoring Facility

Gulf Coast Bank and Trust

On November 4, 2016, the Company entered into a factoring and security agreement with Triumph Business Capital (“Triumph”), which was amended in January 2020. The current agreement has an advance rate of 15 basis points, and the interest rate is prime plus 2%. The amount of an invoice eligible for sale is 93%. The agreement is on month-to-month terms.

On August 24, 2023, we were notified by that our factoring arrangement had been sold to Gulf Coast Bank and Trust (“Gulf”), by Triumph who decided to sell its non-transportation portfolio. The transition took place in August 2023 with new financing coming from Gulf. The Company continues to be obligated to meet certain covenants with respect to invoicing and reserve account balance.

In accordance with the agreement, a reserve amount is required for the total unpaid balance of all purchased accounts multiplied by a percentage equal to the difference between one hundred percent and the advanced rate percentage. As of December 31, 2024, the required amount was 10%. Any excess of the reserve amount is paid to the Company on a weekly basis, as requested. If a reserve shortfall exists for a period of ten days, the Company is required to make payment to the financial institution for the shortage.

Accounts receivables were sold with full recourse. Proceeds from the sale of receivables were $9,132 and $3,768 for the years ended December 31, 2024 and 2023, respectively. Repayments totaled $6,930 and $6,214 for the years ending December 31, 2024 and 2023, respectively. Thus, the total outstanding balance under the recourse contract was $2,375and $174 as of December 31, 2024 and 2023, respectively.

The Factoring Facility is collateralized by substantially all the assets of the Company. In the event of a default, the Factor may demand that the Company repurchase the receivable or debit the reserve account. Total finance line fees for the years ended December 31, 2024 and 2023 totaled $108 and $92, respectively. and are included in other income (expense) in the accompanying consolidated statement of operations.

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

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

On December 29, 2023, the Circuit Court for Montgomery County, Maryland signed orders entering all three arbitration awards as judgments in Reliability’s case against the Vivos Group. These orders became final on January 29, 2024, when the appeal period expired for the defendants. The judgments are good for 12 years and can be enrolled in other states. Reliability has collectible judgments which the Receiver has been eligible to pursue. Sometime in March 2025 MMG expects the Receiver to make a recommendation to the arbitrator.

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

For the year ended December 31, 2024, the Company recorded a change in estimate based on the advice of MMG counsel, whose interpretation of the award led to MMG’s recalculation of accrued interest at a lower interest rate from August 31, 2022 to December 31, 2024, resulting in an approximate $132 reversal in interest.

The table below is a summary of Vivos Group related party notes receivable which as of December 31, 2024 total $5,847.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

Note Description	Acquisition Loan to Vivos, LLC	Interco Loan to Vivos Real Estate, LLC	Tax Note	Total Notes Receivable
Origination date	November 9, 2016	November 15, 2017	September 15, 2019
Original borrowed amount	$1,400	$772	$750
Balance on December 31, 2021	$3,383	$812	$790	$4,985
Additional borrowings	34	-	-	34
Accrued interest	167	45	20	232
Balance on December 31, 2022	$3,584	$857	$810	$5,251
Repayments	(19)	-	-	(19)
Accrued interest	200	49	20	269
Balance on December 31, 2023	$3,765	$906	$830	$5,501
Repayments	(15)	(91)	-	(106)
Accrued interest	289	82	81	452
Balance on December 31, 2024	$4,039	$897	$911	$5,847

Debt Settlement Agreements

In June 2023, VREH successfully sold the property at 22 Baltimore Road in Rockville, Maryland, relieving Maslow of any liability related to the building, which MMG had been signed as a guarantor for in 2017 without management’s knowledge. In September 2024, the Company received $91 from the bankruptcy proceedings and sale of the building. This amount was applied toward reducing the Vivos Group’s outstanding debt to MMG (see table above). The SWC matter was also resolved with MMG’s portion being $10.

Related Party Costs

RLBY’s Other Income and Expenses totaling approximately $379 in legal fees and settlements included $143 for receivership related costs for recovery of the arbitration award and $115 for legal fees and settlement of the SWC matter (see Debt Settlement Agreement above). These $258 in costs were related to the Vivos Group.

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

In the summer of 2019, prior to the Merger, MMG entered into a Securities Purchase Agreement with several parties including CEO Nick Tsahalis (“Mr. Tsahalis”), CFO Mark Speck (“Mr. Speck”), both officers and then directors of Maslow and Hawkeye Enterprises (“Hawkeye”) a company owned and controlled by Mr. Speck. The convertible promissory notes signed by Mr. Tsahalis and Mr. Speck afforded them both common shares of Reliability based on the initial principal amounts of $100 each. Mr. Tsahalis, Mr. Speck, and Hawkeye also received Warrants to purchase 16,323, 81,616, and 81,616 shares, respectively, (on a post-Merger basis) of the Company Common Stock. The term “warrant” herein refers to warrants issued by MMG and assumed by the Company as a result of the Merger. The terms of all Warrants are the same other than as to the number of shares covered thereby. The Warrant may be exercised at any time or from time to time during the period commencing on first business day following the completion of the Qualified Financing (as defined below) and expiring on the fifth annual anniversary thereof (the “Exercise Period”). For purposes herein, a “Qualified Financing” means the issuance by the Company, other than certain excluded issuances of shares of Common Stock, in one transaction or series of related transactions, which transaction(s) result in aggregate gross proceeds actually received by the Company of at least $5,000. The exercise price per full share of the Company Common Stock shall be 120% of the average sale price of the Company Common Stock across all transactions constituting a part of the Qualified Financing. Convertible note warrants were not valued and included as liability on balance sheet because of uncertainty around their pricing, value, and low probability at this juncture in receiving the $5,000 trigger. The five-year eligibility for all holders of these Warrants expired in October 2024.

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

NOTE 13 - BUSINESS SEGMENTS

The Company operates within four industry segments: EOR, Recruiting and Staffing, Direct Hire, and Video and Multimedia Production. The EOR segment provides media field talent to a host of large corporate customers in all 50 states. The Recruiting and Staffing segment provides skilled Media and IT field talent on a nationwide basis for customers in a myriad of industries. Direct Hire fulfils direct placement requests by MMG clients for a wide variety of posts, including administrative, media and IT professionals. The Video and Multimedia Production segment provides Script-to-Screen services for corporate, government and non-profit clients, globally.

Segment gross profit includes revenue and cost of services only. Currently, the Company is not allocating interest income, interest expense, depreciation expense, other income (expense), income tax benefit (expense) and sales, general, and administrative expenses at the segment level. Our operating segments align with our organizational structure and are regularly reviewed by our Chief Executive Officer (our chief operating decision-maker or “CODM”) to allocate resources and assess performance. We evaluate segments based on revenue and gross profit, which also guide our annual budgeting process. Monthly, our CODM reviews segment revenue and gross profit against the prior year and budget to inform working capital allocation decisions. The measure of segment assets is reported on the consolidated balance sheet as total assets.

The following table provides a reconciliation of revenue and gross profit by reportable segment to consolidated results for the years indicated:

Gross Profit Performance by Segment

2024				2023

Business Segment	Revenue	Gross Profit	GM %	Business Segment	Revenue	Gross Profit	GM %
EOR	$20,382	$2,445	12.0%	EOR	$17,828	$2,179	12.2%
Staffing	$3,301	$617	18.7%	Staffing	$3,098	$611	19.7%
Video Production	$204	$40	19.7%	Video Production	$326	$68	20.9%
Direct Hire	$95	$90	94.4%	Direct Hire	$199	$181	91.0%
Total	$23,982	$3,192	13.3%	Total	$21,451	$3,039	14.2%

NOTE 14- SUBSEQUENT EVENTS

The Company has evaluated subsequent events after the balance sheet date of December 31, 2024 through March 31, 2025, the date on which the consolidated financial statements were available to be issued. Based upon this evaluation, management has determined that no material subsequent events have occurred that would require recognition in or disclosures in the accompanying consolidated financial statements.

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

The Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2024, internal control over financial reporting was effective.

The consolidated financial statements of the Company for 2024 have been audited by the independent registered public accounting firm of Ramirez Jimenez International CPAs who were given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders and the Board of Directors. This annual report does not include an attestation report from the independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Compensation Committee

The Compensation Committee is responsible for, among other matters: (1) reviewing key team members compensation goals, policies, plans and programs; (2) reviewing and approving the compensation of our directors and executive officers; and (3) reviewing and approving employment agreements and other similar arrangements between us and our executive officers. The Committee shall have the authority to delegate any of its responsibilities, along with the authority to act in relation to such responsibilities, to one or more subcommittees as the committee may deem appropriate in its sole discretion. The Compensation Committee may invite such members of management to its meetings as it deems appropriate. However, the Compensation Committee meets regularly without such members present, and in all cases no officer may be present at meetings at which such officer’s compensation or performance is discussed or determined. The Committee has the authority, in its sole discretion, to select, retain and obtain the advice of a compensation consultant as necessary to assist with the execution of its duties and responsibilities. Neither the Compensation Committee nor management engaged a compensation consultant with respect to fiscal 2024.

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

Age: 45

Director Since: 2014

Committees Served: Compensation Committee (Chair), Audit Committee, Nominating and Corporate Governance Committee

Hannah M. Bible is a Director of the Company and has served in such capacity since April 25, 2014. Ms. Bible is currently Chief Legal Officer of Star Equity Holdings and was previously Vice President of Legal at Digirad Corporation (“DRAD”) from October 2019 to 2024. She has also served the subsidiaries of DRAD as Chief Financial Officer and in-house counsel to Lone Star Value Management, LLC (“Lone Star Value Mgmt.”), and VP-Finance to ATRM Holdings, Inc. since April 2019. Ms. Bible has over 15 years of combined legal and accounting experience across a variety of industries. From May 2016 through August 2017 Ms. Bible served on the board of Crossroads Systems, Inc. (NASDAQ: CRDS, now OTC: CRSS), a data storage company. Prior to joining Lone Star Value Mgmt. in June 2014, Ms. Bible was the Director of Finance/CFO at Trinity Church in Greenwich, CT. From October 2011 to December 2012 and served as a legal advisor to RRMS Advisors, a company providing advisory and due diligence services to banking and other institutions with high-risk assets. From June 2009 to December 2013, Ms. Bible advised family fund and institutional clients of International Consulting Group, Inc., and its affiliates within the Middle East on matters of security, corporate governance, and U.S. legal compliance. From 2006 to 2008, Ms. Bible served within the U.N. General Assembly as a diplomatic advisor to the Asian-African Legal Consultative Organization, a permanent observer mission to the United Nations. Ms. Bible has also taught as an Adjunct Professor at Thomas Jefferson School of Law, within the International Tax and Financial Services program. Prior to this Ms. Bible held various accounting positions with Samaritan’s Purse, a large $300MM+ 501(c)(3) organization dedicated to emergency relief and serving the poor worldwide. Previously, Ms. Bible served as a director of AMRH Holdings, Inc. (formerly Spatializer Audio Laboratories). Ms. Bible earned an LLM in Tax from New York University School of Law, a JD with honors from St. Thomas University School of Law, and a BBA in Accounting from Middle Tennessee State University.

Louis Parks

Independent Director

Age: 64

Director Since: 2020

Committees Served: Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee (Chair)

Louis A. Parks is Managing Member at Tyro Capital Management LLC, a New York City-based equity hedge fund, serving as the firm’s COO and CFO. Mr. Parks has spent over 30 years on Wall Street in various capacities of senior management. His responsibilities have included overseeing large workforces, managing risk, equity trading, implementing compliance and ethics protocols, client interface, marketing, and revenue production. In addition, he is an investor who focuses on deploying capital and providing expertise to small companies both independently and through his partnership stake in Metropolitan Business Funding, LLC. Mr. Parks was previously Senior Managing Director, Head of Equities at CL King & Associates as well as Senior Managing Director, Head of Equity Trading at Raymond James Financial. Mr. Parks began his career as an institutional equity sales trader covering both domestic and international accounts for Morgan Stanley & Company, Sanford C. Bernstein & Company, and Merrill Lynch & Company.

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

Age: 61

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

Age: 47

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

The following table sets forth certain information with respect to our executive officers as of the date of this Annual Report:

Name	Age	Position

Nick Tsahalis	47	President and Chief Executive Officer
Mark Speck	64	Chief Financial Officer and Secretary

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

Our named executive officers for Fiscal 2024 are:

●	Nick Tsahalis, our President, and Chief Executive Officer

●	Mark Speck, our Chief Financial Officer, and Secretary

Throughout this section, the term “named executive officer” is intended to refer to the individuals identified above. During Fiscal 2024, we had only two named executive officers, each of whom is set forth above.

Summary Compensation Table

The following table presents compensation information for our named executive officers with respect to Fiscal 2024 and 2023. These structures are based on Maslow agreements with Vivos Holdings when Vivos Holdings owned Maslow before the Merger.

Name and Principal Position	Year	Salary ($)*	Bonus ($) **	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All Other Compensation ($) ***	Total ($)

Nick Tsahalis President and Chief	2024	$288	$36					$29	$353
Executive Officer	2023	$288	$58					$29	$375

Mark Speck Chief Financial Officer and	2024	$260	$43					$30	$333
Secretary	2023	$260	$62					$30	$352

(*)	Salary represents the annualized contracted salary of the executive and not the earned salary over the fiscal year.

(**)	Bonus amounts for 2024 have been deferred. Compensation Committee has authority to pay a discretionary portion up to 50% of the executive officer’s base salary.

(***)	Represents car allowance and premium subsidy for medical benefits.

Name	Board Member ($)	Audit Committee ($)	Compensation Committee ($)	Nominating & Governance Committee ($)	Chairperson of the Board ($)	Total ($)

Hannah Bible	$20					$20
Louis Parks	$20					$20
John Chanaud	$20					$20

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

Each stockholder’s percentage ownership is based on 300,000,000 shares of Company Common Stock outstanding as of March 31, 2025.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital shown as beneficially owned, subject to applicable community property laws.

The number and percentage of shares beneficially owned by a person includes shares that may be acquired by such person within 60 days of March 31, 2025, through the exercise of vested options or warrants, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

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

(6)

On or about June 5, 2020, the Company submitted a Claimant’s Notice of Intention to Arbitrate and Demand for Arbitration to the Respondents: Mr. Doki; Mrs. Valleru; Mrs. Janumpally (individually and in her capacity as trustee of Judos Trust); Kalyan Pathuri (individually in his capacity as trustee of Igly Trust) and Federal Systems (the “Respondents”). The Arbitration alleged that certain of the Respondents breached the Merger Agreement providing for the Merger of MMG into a subsidiary of Reliability, in a number of significant respects and potentially committed fraud in connection with the Merger.

(7)	On August 31, 2022, the arbitrator issued an award (the “Award”) with the Company and MMG prevailing on their claims. The awards included citing fraud damages. Supplemental awards were subsequently issued on May 17, 2023, October 10, 2023, and finally, on October 27, 2023. Summarily, MMG was awarded the totals of all notes the Vivos Group had with MMG for its borrowings, the contracted interest, attorneys’ fees and expenses of $1,209 and a contract damage of $1,000, to be satisfied by the transfer of their shares of the Company common stock to the Company equal in value to $1,000.

(8)	The Vivos Group owners or holders of all of the shares of common stock of the Company were declared not be entitled to vote any of those shares at any annual or special meeting of the shareholders of the Company during the period of a Receivership which was set up on May 17, 2023.

The Company was awarded damages which when exercised will require relinquishment of $1,000 of shares as set forth within the Merger Agreement, which is primarily in whole or in part shares of Company Common Stock received by the Respondents in connection with the Merger.

The 5% holders listed above, although considered affiliates, do not actively participate in the management and policies of the Company.

Directors, Executive Officers, Promoters, and Control Persons

The following table sets forth the name and position of our current executive officers and directors.

Name	Age	Position(s)
Nick Tsahalis (1)	47	President and Director
Mark Speck (2), (6)	64	Chief Financial Officer, Secretary
Hannah Bible (3), (4)	45	Chairwoman of the Board, Director
Louis Parks (5)	64	Director
John Chanaud (7)	61	Director

(1)	On October 29, 2019, Nick Tsahalis was appointed as President of the Company. On October 30, 2019, Mr. Tsahalis was appointed as a director of the Company. In September 2022, Nick Tsahalis was appointed CEO of the Company.

(2)	On October 29, 2019, Mark Speck was appointed as Chief Financial Officer, Secretary, and as a director of the Company.

(3)	On April 25, 2014, Hannah Bible was appointed as a director of the Company.

(4)	On November 13, 2019, Hannah Bible, was appointed Chairwoman of the board.
(5)	On August 10, 2020, Louis Parks was appointed director of the Company.
(6)	On October 7, 2020, Mark Speck voluntarily resigned as Director.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Through December 31, 2024, the Company’s principal independent registered accountant was RJI International CPAs (“RJI”).

Aggregate fees billed or incurred related to the following years for fiscal 2024 and 2023 by RJI are set forth below.

	2024	2023

Audit Fees (1)	$108	$104
Audit-Related Fees (2)	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$108	$104

(1)	Audit fees consist principally of fees for the audit of our consolidated financial statements, review of our interim consolidated financial statements and audit services related to our acquisitions.

(2)	These fees consist principally of fees related to the preparation of SEC registration statements, acquisition due diligence, and U.S. Department of Labor filings.

Selection

The Audit Committee appointed RJI as our independent registered public accounting firm for Fiscal 2024 and RJI has served in this capacity since 2009.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2025

RELIABILITY INCORPORATED

By:	/s/ Nick Tsahalis
Name:	Nick Tsahalis
Title:	President and Chief Executive Officer

By:	/s/ Mark Speck
Name:	Mark Speck
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2025.

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

