Form 10-Q
period 2025-03-31
RELIABILITY INC
filed 2025-05-15
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 300,000,000 shares of Common Stock, no par value, as of March 31, 2025.

RELIABILITY INCORPORATED

Quarterly Report on Form 10-Q

As of and For the Three Months Ended March 31, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	March 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$264	$522
Trade receivables, net of allowance for credit losses	3,264	4,785
Other receivables	-	4
Notes receivable from related parties	5,973	5,847
Prepaid expenses and other current assets	360	336
Total current assets	9,861	11,494
Other intangible assets, net	2	2
Property, plant and equipment, net	51	60
Total assets	$9,914	$11,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Factoring liability	$1,163	$2,375
Accounts payable	537	734
Accrued expenses	240	288
Accrued payroll	720	568
Deferred revenue	210	207
Note payable, current	25	26
Total current liabilities	2,895	4,198
LONG-TERM LIABILITIES
Note payable, net of current	15	21
Total long-term liabilities	15	21
Total liabilities	2,910	4,219

Commitment and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Common stock, without par value, 300,000,000 shares authorized, 300,000,000 issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Additional paid-in capital	750	750
Retained earnings	6,254	6,587
Total stockholders’ equity	7,004	7,337
Total liabilities and stockholders’ equity	$9,914	$11,556

The accompanying notes are an integral part of these financial statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Three Months Ended March 31,
	2025	2024
Revenue earned
Service revenue	$4,746	5,295
Cost of revenue
Cost of revenue	4,105	4,586
Gross profit	641	709
Selling, general, and administrative expenses	1,023	947
Operating loss	(382)	(238)
Other income (expense)
Interest income from related parties	126	70
Interest income	1	15
Interest expense	(52)	(16)
Other income (expense)	(26)	(93)
Loss before income tax (expense) benefit	(333)	(262)
Income tax (expense) benefit	-	130
Consolidated net loss	$(333)	(132)
Net loss per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Share used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three Months Ended March 31, 2025 and 2024

(amounts in thousands, except per share data)

			Additional
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2023	300,000,000	$-	$750	$7,181	$7,931
Net loss	-	-		(132)	(132)
Balance, March 31, 2024	300,000,000	$-	$750	$7,049	$7,799

Balance, December 31, 2024	300,000,000	$-	$750	$6,587	$7,337
Net loss	-	-		(333)	(333)
Balance, March 31, 2025	300,000,000	$-	$750	$6,254	$7,004

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(333)	$(132)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8	2
Accrued interest	(126)	(70)
Changes in operating assets and liabilities:
Trade receivables	1,524	(54)
Retention credit receivable	-	(10)
Other receivables	-	(269)
Prepaid expenses and other current assets	(24)	163
Accounts payable	(197)	44
Accrued payroll	153	8
Accrued expenses	(47)	(5)
Deferred revenue	1	11
Income taxes payable	-	-
Net cash provided by (used in) operating activities	959	(312)
Cash flows from investing activities:
Purchase of fixed assets	1	-
Net cash provided by (used in) investing activities	1	-
Cash flows from financing activities:
Proceeds from the factoring facility	2,222	(25)
Repayments to the factoring facility	(3,434)	-
Repayment of note payable	(6)	-
Net cash used in financing activities	(1,218)	(25)
Net decrease in cash and cash equivalents	(258)	(337)
Cash and cash equivalents, beginning of period	522	822
Cash and cash equivalents, end of period	$264	$485

The accompanying notes are an integral part of these statements.

6

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(amounts in thousands)

	For the Three Months Ended March 31,
Supplemental disclosures of cash flow information:	2025	2024
Cash paid during the year for:
Interest	$52	$16
Income taxes	$-	$(130)

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

In 2019, Vivos Holdings collaborated on a share swap of MMG for other Vivos companies with individuals who included, but were not limited to, Dr. Doki, Shirisha Janumpally (“Mrs. Janumpally”), wife of Dr. Doki, Kalyan Pathuri (“Mr. Pathuri”) husband of Silvija Valleru, Igly Trust, and Judos Trust. These parties also have common ownership combinations in a number of other entities: Vivos Holdings, LLC, Vivos Real Estate Holdings, LLC (“VREH”), Vivos Holdings, Inc., Vivos Group, Vivos Acquisitions, LLC, and Federal Systems, LLC, (collectively referred to herein as “Vivos Group”).

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

On December 29, 2023, the Circuit Court for Montgomery County, Maryland signed orders entering all three arbitration awards as judgments in Reliability’s case against the Vivos Group. These orders became final on January 29, 2024, when the appeal period expired for the defendants. The judgments are good for 12 years and can be enrolled in other states. Reliability has collectible judgments which the Receiver has been eligible to pursue. In May 2025, MMG expects the Receiver to make a recommendation to the arbitrator.

Upon final resolution as to the underlying ownership and rights of certain shareholders, the Company intends to hold an annual meeting of shareholders within a reasonable time thereafter.

As of March 31, 2025, the Vivos Debtor balance was $5,973. The Award value in totality currently aggregates $8,333, independent of legal fees after the award and interest.

Basis of presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and all wholly owned divisions, including its 100% owned subsidiary, MMG. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024.

Concentration of Credit Risk

For the three months ended March 31, 2025, $1,533 or 32.3% of revenue came from one customer, and $1,166 or 24.6% from a second customer. Combined, this totals $2,699 or 56.9% of revenue. In 2024, three companies accounted for $1,621 or 30.6%, $820 or 15.5%, and $672 or 12.7%, respectively, which combined, totals $3,113 or 58.8%. No other client exceeded 10% of revenues for the three months ending March 31, 2025 and 2024.

As of March 31, 2025, the Company had accounts receivable of $2,864, of which $1,489 (52%) was attributable to its second-largest client, $459 (16%) to its largest client, and $334 (11.7%) to its third-largest revenue-producing client for the quarter. Together, these three clients accounted for approximately $2,283, or 79.7% of total accounts receivable.

For comparison, as of December 31, 2024, the same three clients—listed in the same order—represented $1,862 (44.2%), $1,102 (23.5%), and $611 (13.0%) of accounts receivable, respectively, collectively comprising 80.7% of the total A/R balance.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(amounts in thousands, except per share data)

NOTE 2. MANAGEMENT’S PLAN

Although the Company incurred net losses after taxes of $333, $594, and $740 for the three months ended March 31, 2025 and the years ended December 31, 2024 and 2023, respectively, management believes the Company will continue as a going concern and meet its financial obligations as they become due in 2025 and beyond. This assessment is based on the following key factors:

●	Cash Flow Forecast: Management has prepared a 52-week cash flow forecast from May 15, 2025, which projects sufficient cash and working capital to fund operations.
●	Reduction in Legal Fees: Legal expenses are expected to decline in 2025, as the Company holds collectible judgments currently being pursued by a court-appointed receiver.
●	Collection of Notes Receivable: Management anticipates that notes receivable from related parties will be settled through a combination of cash and stock, providing additional liquidity and potential access to capital markets.
●	Client Financing Arrangement: A financing arrangement through JPMorgan for the Company’s second-largest client is expected to reduce the cash conversion cycle by approximately 90 days. This client generated $5.5 million in revenue in 2024, representing about 20% of total revenue.
●	Factoring Availability: As of May 3, 2025, the Company had access to additional borrowing under its factoring facility of up to 93% of unfactored invoices, totaling approximately $1.5 million in available liquidity.
●	Cost Flexibility: If necessary, the Company can align costs more closely with revenues by reducing personnel and software expenditures.

Based on these factors, management believes the Company has adequate resources to meet its obligations as they come due for at least the next 12 months and that the use of the going concern basis of accounting remains appropriate.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Recognition Disclosures. This ASU will require entities to provide enhanced disclosures related to certain expense categories included in income statement captions. The ASU aims to increase transparency and provide investors with more detailed information about the nature of expenses reported on the face of the income statement. The new standard does not change the requirements for the presentation of expenses in the face of the income statement. Under this ASU, entities are required to disaggregate, in a tabular format, expense captions presented on the face of the income statement — excluding earnings or losses from equity method investments — if they include any of the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation or depletion. For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. The new ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the related disclosures.

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(amounts in thousands, except per share data)

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31, 2025	December 31, 2024

Accounts receivable, unfactored	$1,701	$2,313
Unbilled receivables	400	97
Accounts receivable, factored	1,163	2,375
Total Accounts Receivable	$3,264	$4,785

NOTE 5. DEBT

Factoring Facility

The Company is party to a factoring and security agreement with Gulf Coast Bank and Trust (“Gulf”), which provides liquidity by enabling the Company to sell eligible accounts receivable (i.e., invoices) to Gulf in exchange for immediate cash advances. The proceeds from this agreement are primarily used to fund operating expenses, including employee compensation, vendor payments, and general overhead.

Under the terms of the agreement, Gulf advances funds at an interest rate equal to the prime rate plus 2%, with an additional advance fee of 15 basis points. The eligible advance amount is up to 93% of the face value of an invoice. The agreement is structured on a month-to-month basis and requires the Company to comply with certain financial covenants, including those related to invoicing activity and minimum reserve account balances.

Receivables are sold to Gulf on a full recourse basis, meaning the Company retains the risk of collection. For the three months ended March 31, 2025, the Company received $2,222 in proceeds from the sale of receivables and repaid $3,434 under the agreement. This compares to $9,132 in proceeds and $6,930 in repayments for the year ended December 31, 2024. The outstanding balance under the factoring arrangement was $1,163 as of March 31, 2025, down from $2,375 as of December 31, 2024.

The factoring facility is collateralized by substantially all the assets of the Company. In the event of a default, the factor may demand that the Company repurchase the receivable or debit the reserve account.

Insurance Financing

MMG also employs short term 10-month loan agreements annually to finance advance payments on crime, EPLI, E&O, and D&O insurances. In 2024-2025, MMG entered into two loans totaling $140 with finance charges each over 10 months totaling approximately $6. The combined APR for these loans is 5.0%.

Software Financing with Long Term Debt

On October 30, 2024, MMG entered into an agreement which deferred $52 due for our ADP implementation that was concluded in January 2024, to be paid over 24 months, at 6.21% interest. As of March 31, 2025, the current portion balance was $25 and the long term, $15.

NOTE 6. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(amounts in thousands, except per share data)

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

On August 31, 2022, the arbitrator issued the Award with the Company and MMG prevailing on their claims. The awards included citing of fraud damages. Supplemental awards were subsequently issued on May 17, 2023, October 10, 2023, and finally on October 27, 2023. Summarily, MMG was awarded the totals of all notes the Vivos Group had with MMG for its borrowings, the contracted interest, attorneys’ fees and expenses of $1,209, and a contract damage of $1,000 to be satisfied by the transfer of their shares of the Company Common Stock to the Company equal in value to $1,000. The aggregate amount of the Awards, which are now court judgements, totals $8,333 as interest continues to accrue on these awarded balances.

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

Related Party Notes Receivable

The Company has several notes receivable from related parties. Prior to the Merger, Vivos Holdings collaborated on a share swap of MMG for other Vivos companies with individuals who included, but were not limited to, Dr. Doki, Shirisha Janumpally (“Mrs. Janumpally”), wife of Dr. Doki, Kalyan Pathuri (“Mr. Pathuri”) husband of Silvija Valleru, Igly Trust, and Judos Trust. These parties also have common ownership combinations in a number of other entities: Vivos Holdings, LLC, Vivos Real Estate Holdings, LLC (“VREH”), Vivos Holdings, Inc., Vivos Group, Vivos Acquisitions, LLC, and Federal Systems, LLC, which are collectively referred to as the “Vivos Group.”

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(amounts in thousands, except per share data)

The table below is a summary of Vivos Group related party notes receivable which, as of March 31, 2025, totals $5,973.

Note Description	Acquisition Loan to Vivos, LLC	Interco Loan to Vivos Real Estate, LLC	Tax Note	Total Notes Receivable
Balance on December 31, 2024	$4,039	$897	$911	$5,847
Accrued interest	86	20	20	126
Balance on March 31, 2025	$4,125	$917	$931	$5,973

The Award value in totality is currently aggregated to $8,333, independent of legal fees and interest.

Debt Settlement Agreements

In June 2023, VREH successfully sold the property at 22 Baltimore Road in Rockville, Maryland, relieving Maslow of any liability related to the building, which MMG had been signed as a guarantor for in 2017 without management’s knowledge. In September 2024, the Company received $91 from the bankruptcy proceedings and sale of the building. This amount was applied toward reducing the Vivos Group’s outstanding debt to MMG (see table above). In December 2024, he SWC matter was also resolved with MMG’s portion being $10.

Related Party Costs

RLBY’s Other expense portion of Other Income totaled approximately $26, were exclusively for receivership related costs for recovery of the arbitration award related to the Vivos Group.

Related Party Relationships

On October 29, 2019, prior to the Merger, Naveen Doki and Silvija Valleru became beneficial owners of Company Common Stock, equal to approximately 69% and 17% of the total number of shares of the Company’s Common Stock outstanding after giving effect to the Merger, respectively.

At the present time, the Vivos Group shall not be entitled to vote any of their shares in Reliability at any annual or special meetings of the shareholders. The Receiver is empowered to recover the awards by seizing shares of the Company held by Dr. Naveen Doki and his affiliates, the Vivos Group. Once the judgments in favor of Reliability are satisfied, the restrictions on the rights of the Vivos Group shareholders imposed by the Award shall be lifted.

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(amounts in thousands, except per share data)

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

The following table provides a reconciliation of revenue and gross profit by reportable segment to consolidated results for the three months ended March 31, 2025 and 2024, respectively:

Gross Profit Performance by Segment

March 31, 2025				March 31, 2024
Business Segment	Revenue	Gross Profit	GM %	Business Segment	Revenue	Gross Profit	GM %
EOR	$3,755	$452	12.0%	EOR	$4,572	$560	12.2%
Staffing	$932	$167	17.9%	Staffing	$667	$123	18.4%
Video Production	$49	$13	26.5%	Video Production	$32	$3	9.4%
Direct Hire	$10	$9	90.0%	Direct Hire	$24	$23	95.8%
Total	$4,746	$641	13.5%	Total	$5,295	$709	13.4%

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 15, 2025, the date on which the unaudited condensed consolidated financial statements were available to be issued. Based upon this evaluation, management has determined that no material subsequent events have occurred that would require recognition in or disclosures in the accompanying unaudited condensed consolidated financial statements, except as follows:

On April 23, 2025, we entered into a Receivable Purchase Agreements with JP Morgan which will purchase one of our largest client’s invoices within 15 days of approval. The program uses a market index rate based on the Secured Overnight Financing rate (SOFR) and adds 80 basis points called a program rate. The APR on this loan as of May 3, 2025, was 5.15%.

On April 24, 2025, Reliability submitted its application for the new Over-the-Counter Identification (“OTCID”), which is scheduled to launch on July 1, 2025. OTCID is meant to replace the “Pink Current” tier, and is intended to establish baseline requirements for companies, including the submission of current information disclosures and management certifications. OTC Markets will still maintain the Pink Limited and Expert Market tiers for companies that do not meet the OTCID criteria.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This section includes several forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to future events and financial performance. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “can,” “could,” “should,” “intends,” “project,” “predict,” “plans,” “estimates,” “goal,” “target,” “possible,” “potential,” “would,” “seek,” and similar references to future periods. These statements are not a guarantee of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: our ability to access the capital markets by pursuing additional debt and equity financing to fund our business plan and expenses; negative outcome of pending and future claims and litigation and our ability to comply with our contractual covenants, including in respect of our debt; potential loss of clients and possible rejection of our business model and/or sales methods; weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers’ projects or the inability of our customers to pay our fees; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; and government policies, legislation or judicial decisions adverse to our businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. We recommend readers to carefully review the entirety of this Quarterly Report, the “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and the other reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

The following discussion and analysis of our financial condition and results of operations, our expectations regarding the future performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors including those described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, with the SEC. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with our financial statements and related notes thereto and other financial information included in this Quarterly Report on Form 10-Q.

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

There have been no material changes or developments in the Company’s evaluation of the accounting estimates and the underlying assumptions or methodologies that it believes to be Critical Accounting Policies and Estimates as disclosed in its Form 10-K for the year ended December 31, 2024.

Management’s Discussion included in the Form 10-K for the year ended December 31, 2024, includes discussion of various factors and items related to the Company’s results of operations and liquidity. There have been no other significant changes in most of the factors discussed in the Form 10-K and many of the items discussed in the Form 10-K are relevant to 2024 operations; thus, the reader of this report should read Management’s Discussion included in Form 10-K for the year ended December 31, 2024.

RESULTS OF OPERATIONS

Revenues

Revenues for the three months ending March 31, 2025, totaled $4,746, representing a decrease of $549 over the $5,295 generated in the first quarter of 2024.

Revenue from our EOR segment declined by $817 or 17.9% compared to $4,572 in the first quarter of 2024. This decline was primarily attributable to a $366 reduction in revenue from one of our top three clients in 2024 largely due to the absence of election-related activity in this non-election year. This client-specific reduction accounted for approximately 67% of the total revenue decline and 45% of the decline within the EOR segment. Offsetting this, our other top four revenue-generating clients contributed a combined $280 in incremental revenue compared to the same period last year.

Staffing revenue increased to $932 a growth of $265 or 39.7%, from $667 in the prior-year period. A key contributor to this growth was a government agency client that accounted for $233, or approximately 88%, of the total increase in staffing revenue.

Video Production revenue rose was up $17 with $49 compared to $32 in the first quarter of 2024. Conversely, our Direct Hire business generated $10 in revenue in the first quarter of 2025, a decrease of $14,000 from $24,000 in the prior-year period.

Cost of Revenue / Gross Profit

For the three-month period ended March 31, 2025, gross profit totaled $641, representing a decline of $68 or 9.6%, compared to $709 in the prior-year period. Despite the year-over-year decrease in gross profit, gross margins improved by 10 basis points to 13.5%, up from 13.4% in the first quarter of 2024. This marks the third increase in gross margin during the first quarter over the past four years.

The shift in revenue mix positively influenced overall margins. Staffing revenue increased from 12.6% to 19.6% of total revenue, with a gross margin of 17.9%, contributing approximately 30 basis points of margin improvement. Additionally, Video Production delivered gains in both gross profit and margin, adding another 10 basis points. These improvements offset a combined 30 basis point negative impact from Direct Hire and EOR services. Comparatively year over year, Staffing gross margin fell to 17.9% from 18.4% in 2024, mostly because IT staffing revenue of 37 lifted margins by thirty basis points. In the first quarter 2025, all our staffing revenue were from media roles.

EOR gross margin was 12.0%, just 10 basis points below the prior-year level of 12.2%. Given the trend that began in Q2 2024—where EOR margins declined modestly due to a heavier reliance on Maslow 1099 resources over W-2 employees, this limited margin compression in Q1 2025 was a positive indicator of stabilization.

Direct Hire’s 20 basis point negative impact on margin was attributable to a decline in revenue compared to the prior year quarter. As Direct Hire typically generates gross margins of approximately 90%, even modest revenue shifts have a disproportionate effect on consolidated margin performance.

General and Administrative (“G&A”)

General and administrative expenses for the three months ended March 31, 2025, totaled $1,023, compared to $947 in the first quarter of 2024, representing an unfavorable variance of $76 or 8.0%. The year-over-year increase was primarily driven by higher loaded salaries, which rose by $37 or 4.9%, led by $20 increase in accrued leave. Wages increased by $15. Overall loaded salaries represented 48.6% of the overall $76 higher SG&A costs.

Non-salary costs rose by $39 (51.4%), largely due to a $26 increase in ADP payroll processing fees. This increase was anticipated, as the first quarter of 2024 benefited from a one-time holiday incentive tied to our 2023 ADP servicing agreement. Other notable increases by account were non recruiting software at $10, and business taxes and licenses at $10 which consist of state minimum tax and franchise fees for states that are not deemed to be state income taxes. A year ago, in the first quarter of 2024, we were booking these taxes and fees to state income taxes.

Otherwise, cost savings were realized in Legal by $11, as Receivership fees a year ago resided here, and recruiting software which a greater portion, was allocated to COR for staffing and Direct Hire searches.

Interest Expense

In the three-month period ending March 31, 2025, the Company incurred $52 in interest charges for financing, factoring, and paying an advance rate (BIP) against its invoices compared with $16 in the same period a year ago.

Other Income (Expense)

On December 29, 2023, the Maryland Circuit Court certified the Company’s arbitration award as a judgment. Given that the associated legal costs relate primarily to collection and recovery efforts, the Company began reclassifying these non-core legal expenses to Other Expense starting in the second quarter of 2024. This practice has continued, effectively isolating non-operational legal obligations from operating expenses.

Non-operational income and expenses totaled a net expense of $26 for the three months ended March 31, 2025, reflecting a $67 or 72.0%, decrease compared to $93 in the same period in 2024. The year-over-year decline was primarily due to a narrower scope of legal activity in the current quarter. In the first quarter of 2025, legal expenses were limited to matters involving the court-appointed receiver, whereas the prior-year period included additional legal costs related to restructuring activities and obligations associated with the non-award Vivos Group debt. The $26 net expense in the first quarter of 2025 also includes $1 in credit card rebate income.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements are driven primarily by payroll for Employer of Record (EOR) field talent, general and administrative (G&A) salaries, public company expenses, interest on financing arrangements, legal fees related to the enforcement of arbitration awards against the Vivos Group, and the timing of collections on client accounts receivable. Because client payments, on average, lag field talent payroll by approximately 49 days, working capital demands can fluctuate and occasionally present short-term challenges.

Our principal sources of liquidity include cash generated from operations via accounts receivable collections, borrowings under our Factoring Facility with Gulf, and, more recently, three separate receivables purchase arrangements. These arrangements function similarly to factoring but operate through supplier payment programs facilitated by client-affiliated financial institutions.

Several of our larger clients have recently adopted extended payment terms, 60 to 90 days. amounting to unilateral term extensions of 30 to 60 days. To mitigate the impact of these changes, we adopted Buyer-Initiated Payment (BIP) and Receivable Purchase Programs with American Express, MUFG, and JP Morgan. Combined with our factoring facility and biweekly prepayments (averaging approximately $56 every two weeks), these programs have materially improved our cash conversion cycle. Our Days Sales Outstanding (DSO) improved from 66 days at the beginning of 2023 to 49 days by March 2024 and has averaged 50 days since. For the trailing twelve months ended March 31, 2025, our DSO remained strong at 49.5 compared to 49.2 in the prior-year period.

These BIP and Receivable Purchase Programs allow MMG to receive payment for 100% of client-approved invoices, net of a flat interest rate. For Amex and MUFG programs, rates vary based on daily invoice volume, with higher volume reducing the effective rate. The JP Morgan agreement, executed on April 23, 2025, purchases one of our largest client’s invoices within 15 days of approval, using the Secured Overnight Financing Rate (SOFR) plus an 80-basis point program fee. Based on current rates, this results in an annualized cost of approximately 5.27%, significantly lower than our average factoring APR of 10.6%, which is based on a prime rate of 8%.

Our factoring facility with Gulf advances 93% of eligible receivables, subject to a 15-basis point advance fee and an interest rate of prime plus 2%, with a floor prime rate of 4%. These financing arrangements, combined with the portion of client business that pays in advance of payroll (~$56 every two weeks), help offset the impact of approximately 32% of our revenue coming from clients on 90-day terms, some of which involve delayed issuance of purchase orders.

As of March 31, 2025, 96.3% of accounts receivable were current (aged <31 days), compared to 96.5% a year earlier. Our long-term credit performance remains strong, with total bad debt over the past five years amounting to just one hundred and eighty dollars.

Our primary uses of cash include payments to field talent, corporate and staff employee payroll and related liabilities, operating expenses, public company costs (including D&O and general liability insurance premiums, SEC filing and audit fees, legal and professional services, stock transfer agent costs, and board compensation), as well as factoring and borrowing-related interest, taxes, and debt service.

Due to the nature of our EOR business, where most contracted talent are W-2 employees paid known amounts on varying schedules, cash inflows from clients often do not align with required payroll disbursements. This mismatch necessitates our use of factoring and receivables financing to ensure timely fulfillment of payroll and other obligations.

As of March 31, 2025, the Vivos Debtors owed the Company $5,973 in notes receivable, which includes a $3,000 defaulted promissory note and a $750 unpaid tax obligation dating back to December 2019.

Following the Maslow–Reliability merger, the Company anticipated accessing capital markets and using its common stock as acquisition currency. However, all 300 million authorized shares of common stock were issued in connection with the merger. No additional shares are expected to become available until the legal dispute with the Vivos Debtors and the broader Vivos Group is resolved. Once resolved, the Company may pursue either an increase in authorized shares or a reverse stock split to create capacity for future capital raises or acquisitions.

There is no assurance as to the timing of such actions.

As of March 31, 2025, our working capital totaled $6,966, compared to $7,296 as of December 31, 2024. Adjusting for the notes receivable related to the Vivos Debtors, our working capital stood at $993, compared to $1,449 as of December 31, 2024.

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

March 31, 2025

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A series of legal actions and hearings took place starting in March of 2020 with the Vivos Group over Merger agreement violations and Vivos Group debt obligations. Arbitration was agreed to in the fall of 2021 by both the Vivos Group and MMG with the proceedings commencing in February 2022.

On August 31, 2022, the arbitrator issued the Award with the Company and MMG prevailing on their claims. The awards included citing of fraud damages. Supplemental awards were subsequently issued on May 17, 2023, October 10, 2023, and finally on October 27, 2023. Summarily, MMG was awarded the totals of all notes the Vivos Group had with MMG for its borrowings, the contracted interest, attorneys’ fees and expenses of $1,209, and a contract damage of $1,000, to be satisfied by the transfer of their shares of the Company Common Stock to the Company equal in value to $1,000. The aggregate amount of the Awards totaled $8,333.

The May 17, 2023 award appointed a Receiver whose primary function is to collect the contract and fraud damages, including costs, expenses, and fees provided in the awards.

On December 29, 2023, the Circuit Court for Montgomery County, Maryland signed orders entering all three arbitration awards as judgments in Reliability’s case against the Vivos Group. These orders became final on January 29, 2024, when the appeal period expired for the defendants. The judgments are good for 12 years and can be enrolled in other states.

Item 1a. Risk Factors

In addition to the other information set forth in this Quarterly Report, shareholders should carefully consider the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

The collection process is complex and has caused and could continue to cause us to incur significant costs, as well as distract our management over an extended period.

It is highly likely that the initial portion of the recovered arbitration award will be in shares of our common stock rather than cash, which could negatively impact the Company’s liquidity and working capital.

As of March 31, 2025, the Vivos Group’s outstanding Notes Receivable obligation was $5,973. However, the composition of Vivos Group assets available to settle this obligation remains uncertain. Management anticipates that common stock will be used to satisfy the initial portion of the overall liability. With awarded legal fees and the fraud award of $1,000, the total liability as of March 31, 2025, was $8,333.

Federal agency budget reviews and directives, including those issued by the Department of Government Efficiency (“DOGE”), may adversely impact our business.

A portion of our revenue is derived from contracts with U.S. federal government agencies. Periodic budget reviews, cost-cutting mandates, or efficiency directives, such as those issued by the Department of Government Efficiency (DOGE), can lead to reductions or reallocations in client spending, even if such actions are not formally disclosed to us. Although unconfirmed, we believe a reduction in media-related staffing and spending by one federal agency client in 2025 may have been influenced by DOGE’s identification of those services as non-essential. While the potential revenue impact from this specific instance is not material, the broader implementation of similar directives across federal agencies could materially reduce demand for our services in the public sector. Moreover, the lack of transparency surrounding these decisions increases the difficulty of forecasting and strategic planning within this client segment.

Our business may be indirectly affected by the imposition of tariffs or other trade restrictions that impact our clients’ operations and profitability.

While our core operations are not directly exposed to international trade or tariff risk, a significant portion of our revenue is derived from media services provided to clients across various industries, some of which rely on global supply chains or imported goods. The imposition or escalation of tariffs, trade barriers, or similar regulatory actions, particularly those affecting cost of goods sold for our clients, may reduce their gross margins and overall profitability. In response, clients may reduce discretionary expenditures, including advertising and media budgets, which could negatively impact our revenues and financial performance. Even perceived uncertainty around future trade policy could lead to more conservative client behavior, affecting campaign timing, spend, or scope.

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

RELIABILITY INCORPORATED (Registrant)

May 15, 2025	/s/ Nick Tsahalis
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

