Form 10-Q
period 2025-06-30
RELIABILITY INC
filed 2025-08-14
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 300,000,000 shares of Common Stock, no par value, as of June 30, 2025.

RELIABILITY INCORPORATED

Quarterly Report on Form 10-Q

As of and For the Three Months Ended June 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	June 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$262	$522
Trade receivables, net of allowance for credit losses	2,652	4,785
Other receivables	19	4
Notes receivable from related parties	6,100	5,847
Prepaid expenses and other current assets	291	336
Total current assets	9,324	11,494
Other intangible assets, net	2	2
Property, plant and equipment, net	55	60
Total assets	$9,381	$11,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Factoring liability	$827	$2,375
Accounts payable	345	734
Accrued expenses	129	288
Accrued payroll	999	568
Deferred revenue	212	207
Note payable, current	39	26
Total current liabilities	2,551	4,198
LONG-TERM LIABILITIES
Note payable, net of current	31	21
Total long-term liabilities	31	21
Total liabilities	2,582	4,219

Commitment and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Common stock, without par value, 300,000,000 shares authorized, 300,000,000 issued and outstanding as of June 30, 2025 and December 31, 2024		-
Additional paid-in capital	750	750
Retained earnings	6,049	6,587
Total stockholders’ equity	6,799	7,337
Total liabilities and stockholders’ equity	$9,381	$11,556

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Three Months Ended June 30,
	2025	2024
Revenue earned
Service revenue	$4,718	$6,041
Cost of revenue
Cost of revenue	4,005	5,237
Gross profit	713	804
Selling, general, and administrative expenses	966	986
Operating loss	(253)	(182)
Other income (expense)
Interest income from related parties	127	210
Interest income	1	1
Interest expense	(36)	(20)
Other expense	(44)	(136)
Loss before income tax (expense) benefit	(205)	(127)
Income tax (expense) benefit	-	(7)
Consolidated net loss	$(205)	$(134)
Net income per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Share used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Six Months Ended June 30,
	2025	2024
Revenue earned
Service revenue	$9,465	$11,336
Cost of revenue
Cost of revenue	8,110	9,824
Gross profit	1,355	1,512
Selling, general, and administrative expenses	1,989	1,933
Operating loss	(634)	(421)
Other income (expense)
Interest income from related parties	253	280
Interest income	1	16
Interest expense	(88)	(35)
Other income (expense)	(70)	(229)
Loss before income tax (expense) benefit	(538)	(389)
Income tax (expense) benefit	-	122
Consolidated net loss	$(538)	$(267)
Net loss per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Shares used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2025 and 2024

(amounts in thousands, except per share data)

			Additional
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2023	300,000,000	$-	$750	$7,181	$7,931
Net loss	-	-		(133)	(133)
Balance, March 31, 2024	300,000,000		750	7,049	7,799
Net loss	-	-		(134)	(134)
Balance, June 30, 2024	300,000,000	$-	$750	$6,914	$7,664

Balance, December 31, 2024	300,000,000	$-	$750	$6,587	$7,337
Net loss	-	-		(333)	(333)
Balance, March 31, 2025	300,000,000		750	6,254	7,004
Net loss	-	-		(205)	(205)
Balance, June 30, 2025	300,000,000	$-	$750	$6,049	$6,799

The accompanying notes are an integral part of these statements.

RELIABILITY

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(538)	(267)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16	4
Accrued interest	(253)	(265)
Changes in operating assets and liabilities:
Trade receivables	2,133	(749)
Other receivables	(15)	(5)
Prepaid expenses and other current assets	45	260
Accounts payable	(389)	199
Accrued payroll	432	349
Accrued expenses	(160)	(56)
Deferred revenue	4	(6)
Net cash provided by (used in) operating activities	1,275	(536)
Cash flows from investing activities:
Purchase of fixed assets	(11)	(58)
Net cash used in investing activities	(11)	(58)
Cash flows from financing activities:		-
Proceeds from the factoring facility	5,038	1,405
Repayments to the factoring facility	(6,586)	(1,362)
Proceeds from issuing short-term debt	14	-
Proceeds from issuing long-term debt	25	-
Repayment of long-term debt	(15)	-
Net cash provided by (used in) financing activities	(1,524)	43
Net decrease in cash and cash equivalents	(260)	(551)
Cash and cash equivalents, beginning of period	522	822
Cash and cash equivalents, end of period	$262	$271

The accompanying notes are an integral part of these statements.

7

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(amounts in thousands)

	For the Six Months Ended June 30,
Supplemental disclosures of cash flow information:	2025	2024
Cash paid during the year for:
Interest	$88	$20
Income taxes	$-	$7

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

As a result of the Merger on October 29, 2019, MMG became a wholly owned subsidiary of Reliability, and the Vivos Group (Vivos Holdings, LLC, officially) acquired approximately 84% of the issued and outstanding shares of Reliability which were distributed by Vivos Holdings, LLC.

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

A series of legal actions and hearings took place starting in March of 2020 through September of 2021, culminating in an agreement to settle through arbitration

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(amounts in thousands, except per share data)

On August 31, 2022, the Company and MMG were granted arbitration awards against the Vivos Group, with supplemental awards issued on May 17, 2023, October 10, 2023, and October 27, 2023 which included an award citing fraud damages. Summarily, MMG was awarded the totals of all notes the Vivos Group had with MMG for its borrowings, the contracted interest, attorneys’ fees and expenses of $1,209, and a contract damage of $1,000 to be satisfied by the transfer of their shares of the Company common stock to the Company equal in value to $1,000.

These awards were entered as final judgments by the Circuit Court for Montgomery County, Maryland on December 29, 2023, and became final on January 29, 2024. The judgments, which total approximately $8.49 million plus accrued interest, are enforceable for 12 years and may be enrolled in other states.

While the Company is pursuing enforcement of these judgments, there can be no assurance as to the timing or amount of any recovery, or whether recovery will be in cash, equity, or other assets

Per Maryland law, the enrolling of judgements enables MMG to apply 10% interest to the Vivos Debtor balance beginning December 29, 2023. MMG began applying the additional interest in the second quarter 2025.

Upon final resolution as to the underlying ownership and rights of certain shareholders, the Company intends to hold an annual meeting of shareholders within a reasonable time thereafter.

As of June 30, 2025, the Vivos Debtor balance was $6,100. The Award value in totality currently aggregates $8,490, independent of legal fees after the award and interest.

NOTE 2. MANAGEMENT’S PLAN

Although the Company incurred net losses after taxes of $538 for the six months ended June 30, 2025, and $594 and $740 for the years ended December 31, 2024 and 2023, respectively, management has evaluated whether these conditions or events raise substantial doubt about the Company’s ability to continue as a going concern for at least the 12 months following the issuance of these financial statements. Based on this assessment, management believes it is probable the Company will continue as a going concern and meet its financial obligations through August 14, 2026, thereby alleviating substantial doubt. This conclusion reflects management’s view that the Company has sufficient liquidity and working capital resources to fund operations for at least the next 52 weeks, as well as the ability to take actions, if necessary, to align costs with revenue fluctuations. This assessment is based on the following key factors:

●	Cash Flow Forecast: Management has prepared a 52-week cash flow forecast from August 14, 2025, which projects sufficient cash and working capital to fund operations.
●	Reduction in Legal Fees: Legal expenses related to non-operational activities, $86 through the first six months of 2025 and are expected to continue decreasing in 2025.
●	Collection of Notes Receivable: Management anticipates that notes receivable from related parties will be settled through a combination of cash and stock, providing additional liquidity and potential access to capital markets in 2025.
●	Client Financing Arrangement: A financing arrangement through JPMorgan for the Company’s second-largest client is expected to reduce the cash conversion cycle by approximately 110 days. This acceleration in cash flow will ensure more cash is on hand and reduce our cost of capital.
●	Factoring Availability: As of August 14, 2025, the Company had access to additional borrowing under its factoring facility of up to 93% of unfactored invoices, totaling approximately $1,361.
●	Cost Flexibility: If necessary, the Company can align costs more closely with revenues. The Company suspended accrual of all employee bonuses for 2025 in the second quarter.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

There have been no material changes to the accounting policies discussed in Note 3 to the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2025.

Concentration of Credit Risk

For the six months ended June 30, 2025, 31.0% of revenue came from one customer, and 23.6% from a second customer. Combined, this totals 54.6% of revenue for the top two contributors greater than 10%. In 2024, three companies ascended 10% of revenue contribution accounting for 27.2%, 21.7%, and 13.5%, respectively, which combined totaled 62.4%. No other client has exceeded 10% of revenues for the six months ended June 30, 2025 or 2024.

From an accounts receivable (A/R) perspective, two clients dominated our balance at the end of the quarter on June 30, 2025, with one at $1,357 or 52.4% and the other at $409 or 15.8% of $2,591 in trade receivables. A year ago, the same two clients represented $1,563 or 41.7%, and $885 or 23.6% of the $3,746 in A/R, respectively. In the periods ended June 30, 2025 and 2024, no other client represented 10% or more in A/R.

Recently Issued Accounting Pronouncements Not Yet Adopted

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 largely follows the proposed ASU issued earlier in 2023 with several important modifications and clarifications discussed below. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 (generally, calendar year 2025) and effective for all other business entities one year later. Entities should adopt this guidance on a prospective basis, though retrospective application is permitted. The Company is currently evaluating how this ASU will impact its year end December 31, 2025 consolidated financial statements and disclosures as the Company did not have an interim tax effect to disclose.

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03). The ASU requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for public business entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Entities should adopt this guidance on a prospective basis, though retrospective application is permitted. The Company is currently evaluating how this ASU will impact its year end December 31, 2025 consolidated financial statements and disclosures.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(amounts in thousands, except per share data)

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30, 2025	December 31, 2024

Accounts receivable, unfactored	$1,763	$2,313
Unbilled receivables	62	97
Accounts receivable, factored	827	2,375
Total Accounts Receivable	$2,652	$4,785

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

Receivables are sold to Gulf on a full recourse basis, meaning the Company retains the risk of collection. Because the factoring arrangement is full recourse, it is accounted for as a secured borrowing under ASC 860, Transfers and Servicing, rather than as a sale of receivables. For the six months ended June 30, 2025, the Company received $5,038 in proceeds from the sale of receivables and repaid $6,586 under the agreement. This compares to $1,405 in proceeds and $1,362 in repayments for the period ended June 30, 2024. The outstanding balance under the factoring arrangement was $827 as of June 30, 2025, $1,163 on March 31, 2025, and $2,375 as of December 31, 2024.

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

Software Financing with Long Term Debt

On October 30, 2024, the Company entered into a deferred payment agreement related to its ADP implementation, completed in January 2024. The total amount of $52 is payable over 24 months with an interest rate of 6.21%. On April 4, 2025, the Company entered into a second deferred payment agreement totaling $39, related to the implementation and multi-year licensing of the Datarails, analytics platform. This amount is payable over 36 months and carries a 0.0% interest rate. As of June 30, 2025, the aggregate current portion of these obligations was $39, with the long-term portion totaling $31.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(amounts in thousands, except per share data)

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

On August 31, 2022, the arbitrator issued an award in favor of the Company and MMG, including fraud damages. Supplemental awards were issued on May 17, 2023, October 10, 2023, and October 27, 2023. The awards granted MMG the total of all notes receivable from the Vivos Group, contracted interest, attorneys’ fees and expenses of $1,209, and a contract damage of $1,000 to be satisfied by the transfer of the Vivos Group’s shares of the Company Common Stock to the Company equal in value to $1,000.

The May 17, 2023 award also appointed a Receiver whose primary function is to collect the contract and fraud damages, including costs, expenses, and fees provided in the awards. On October 10, 2023, the Arbitrator issued a Supplemental Award outlining the Receiver’s powers.

On December 29, 2023, the Circuit Court for Montgomery County, Maryland entered all three arbitration awards as final judgments which became effective on January 29, 2024 after the appeal period expired. These judgments, totaling approximately $8,490 plus accrued interest, are enforceable for 12 years and may be enrolled in other states.

On May 19, 2025, the Receiver submitted final recommendations, calculations, and a proposed order to the arbitrator. The response deadline was initially set for July 7, 2025, but was extended to August 6, 2025 after Vivos Holdings retained new counsel. On August 8, 2025, the arbitrator granted both parties until September 5, 2025 to submit replies to each other’s filings.

On June 11, 2025, the Company’s subsidiary entered into a Memorandum of Understanding (“MOU”) to settle a California wage-and-hour matter that also included a representative claim under the California Private Attorneys General Act (“PAGA”). The MOU contemplates a gross settlement of $125,000, inclusive of all attorneys’ fees, costs, PAGA penalties, an individual settlement amount for the plaintiff, and settlement administration expenses, payable in installments following court approval. The agreement includes an “escalator” provision that may increase the gross settlement if the number of compensable pay periods exceeds agreed thresholds and is contingent upon final court approval.

As of June 30, 2025, the settlement remains subject to court approval, and no liability has been recorded in the Company’s consolidated financial statements.

NOTE 7. EQUITY

The Company’s authorized capital stock consists of 300,000,000 shares of common stock, with no par value. All authorized shares of Company Common Stock are issued and outstanding.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

Related Party Notes Receivable

The Company has several notes receivable from related parties. Prior to the Merger, Vivos Holdings collaborated on a share swap of MMG for other Vivos companies with individuals who included, but were not limited to, Dr. Doki, Shirisha Janumpally (“Mrs. Janumpally”), wife of Dr. Doki, Kalyan Pathuri (“Mr. Pathuri”) husband of Silvija Valleru, Igly Trust, and Judos Trust. These parties also have common ownership combinations in a number of other entities [Vivos Holdings, LLC, Vivos Real Estate Holdings, LLC (“VREH”), Vivos Holdings, Inc., Vivos Group, Vivos Acquisitions, LLC, and Federal Systems, LLC], which are collectively referred to as the “Vivos Group.”

The table below is a summary of Vivos Group related party notes receivable which, as of June 30, 2025, total $6,100. Based on management’s current expected credit loss (“CECL”) assessment, which considered legal judgments in favor of Company and the ongoing receivership process supporting recovery and collectability, no allowance for credit losses has been recorded.

Note Description	Acquisition Loan to Vivos, LLC	Interco Loan to Vivos Real Estate, LLC	Tax Note	Total Notes Receivable
Balance on December 31, 2024	$4,039	$897	$911	$5,847
Accrued interest	86	20	20	126
Balance on March 31, 2025	$4,125	$917	$931	$5,973
Accrued interest	86	21	20	127
Balance on June 30, 2025	$4,211	$938	$951	$6,100

Debt Settlement Agreements

In June 2023, VREH successfully sold the property at 22 Baltimore Road in Rockville, Maryland, relieving Maslow of any liability related to the building, which MMG had been signed as a guarantor for in 2017 without management’s knowledge. In September 2024, the Company received $91 from the bankruptcy proceedings and sale of the building. This amount was applied toward reducing the Vivos Group’s outstanding debt to MMG (see table above). In December 2024, the Second Wind Consulting (“SWC”) matter was also resolved with MMG’s portion being $10.

Related Party Costs

RLBY’s Other expense portion of Other Income totaling approximately $41 in the second quarter and $68 for the six months ended June 30, 2025, were exclusively for receivership related costs for recovery of the arbitration award related to the Vivos Group.

Related Party Relationships

On October 29, 2019, prior to the Merger, Naveen Doki and Silvija Valleru became beneficial owners of Company Common Stock, equal to approximately 69% and 17% of the total number of shares of the Company’s Common Stock outstanding after giving effect to the Merger, respectively.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(amounts in thousands, except per share data)

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

NOTE 9. BUSINESS SEGMENTS

The Company operates within four industry segments: EOR, Recruiting and Staffing (“Staffing”), Direct Hire, and Video Production. The EOR segment provides media field talent to a host of large corporate customers in all 50 states. The Recruiting and Staffing (“Staffing”) segment provides skilled Media and IT field talent on a nationwide basis for customers in a myriad of industries. Direct Hire fulfils direct placement requests by MMG clients for a wide variety of posts, including administrative, media, and IT professionals. The Video and Multimedia Production segment provides script-to-screen services for corporate, government, and non-profit clients, globally.

Segment gross profit includes revenue and cost of services only. Currently, the Company is not allocating interest income, interest expense, depreciation expense, other income (expense), income tax benefit (expense) and sales, general, and administrative expenses at the segment level. Our operating segments align with our organizational structure and are regularly reviewed by our Chief Executive Officer (our chief operating decision-maker or “CODM”) to allocate resources and assess performance. No additional segment expense categories (beyond cost of services) are regularly provided to the CODM. We evaluate segments based on revenue and gross profit, which also guide our annual budgeting process. Monthly, our CODM reviews segment revenue and gross profit against the prior year and budget to inform working capital allocation decisions. The measure of segment assets is reported on the consolidated balance sheet as total assets.

The following table provides a reconciliation of revenue and gross profit by reportable segment to consolidated results for the three-month and six-month periods ended June 30, 2025 and 2024, respectively:

Gross Profit Performance by Segment

For the Three Months Ended June 30:

June 30, 2025				June 30, 2024
Business Segment	Revenue	Gross Profit	GM %	Business Segment	Revenue	Gross Profit	GM %
EOR	$3,573	$442	12.3%	EOR	$5,243	$628	12.0%
Staffing	$1,098	$252	22.9%	Staffing	$713	$143	20.0%
Video Production	$34	$8	23.9%	Video Production	$58	$8	14.4%
Direct Hire	$13	$11	90.0%	Direct Hire	$27	$25	92.4%
Total	$4,718	$713	15.1%	Total	$6,041	$804	13.3%

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(amounts in thousands, except per share data)

For the Six Months Ended June 30:

June 30, 2025				June 30, 2024
Business Segment	Revenue	Gross Profit	GM %	Business Segment	Revenue	Gross Profit	GM %
EOR	$7,328	$894	12.2%	EOR	$9,815	$1,187	12.1%
Staffing	$2,030	$419	20.6%	Staffing	$1,380	$265	19.2%
Video Production	$84	$21	25.0%	Video Production	$90	$11	11.7%
Direct Hire	$23	$21	91.3%	Direct Hire	$51	$49	95.4%
Total	$9,465	$1,355	14.3%	Total	$11,336	$1,512	13.3%

NOTE 10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 14, 2025, the date on which the unaudited condensed consolidated financial statements were available to be issued. Based upon this evaluation, management has determined that no material subsequent events have occurred that would require recognition in our disclosures in the accompanying unaudited condensed consolidated financial statements.

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

Management’s Discussion included in the Form 10-K for the year ended December 31, 2024, includes discussion of various factors and items related to the Company’s results of operations and liquidity. There have been no other significant changes in most of the factors discussed in the Form 10-K and many of the items discussed in the Form 10-K are relevant to 2025 operations; thus, the reader of this report should read Management’s Discussion included in Form 10-K for the year ended December 31, 2024.

RESULTS OF OPERATIONS

Revenues

Revenues for the three months ended June 30, 2025 were $4,718, a decrease of $1,323 or 21.9% compared to $6,041 in the second quarter of 2024.

The decline was primarily attributable to our Employer of Record (EOR) segment, which generated $3,573 in revenue during the quarter, compared to $5,243 in the prior-year period, a decrease of $1,670, which exceeded the overall revenue shortfall by another 10%.

Two of our top three revenue-producing clients contributed a combined $1,069 reduction in EOR revenue, representing approximately 65.4% of the total EOR decline. One of these clients had already begun reducing its media expenditure due to the off-cycle election year and was further impacted by federal agency policy changes initiated by the Department of Government Efficiency (DOGE), which led to additional cutbacks in services.

Conversely, Staffing revenue grew for the second consecutive quarter, increasing $385 (54.0%) to $1,098 in Q2 2025 compared to $713 in Q2 2024. This also reflects an 18% improvement over Q1 2025, where staffing revenue was $932. The increase was primarily driven by two clients:

●	The start of a newly won bid from a federal agency initiating a managed services agreement in late July 2024, generating $227 in Q2 2025 revenue.
●	A long-standing private sector client that transitioned a portion of its EOR population to managed staffing services, contributing $220 to Q2 Staffing revenue.
●	Staffing mix of remaining clients being higher than in 2024.

Our Direct Hire business generated $13 in revenue for the quarter, a decrease of $14 compared to the same period in 2024. Video Production revenue totaled $34, a decrease of $24 (41%) from $58 in the prior-year quarter.

For the six-month period ended June 30, 2025, revenues were $9,465, compared to $11,336 in the same period in 2024, a decline of $1,871 (16.5%). Approximately $886 (47.4%) of the decrease was attributable to a large media client that significantly reduced its spend due to 2025 being a non-election year and an unexpected cut in government-related funding. Another client, which contributed $501 in the first half of 2024, merged its media department internally and discontinued EOR support.

Additionally, our top two clients reduced spending by a combined $373 in the first half of 2025. However, both have indicated that they expect to restore spending levels in the second half of the year.

A year ago, we ceased supporting one client engagement, and a portion of another, due to elevated risk exposure associated with their activities. This action resulted in a loss of $489 in revenue over the six-month period, but it reflects our commitment to maintaining prudent operational oversight.

Despite the decline in EOR revenue, which fell by $2,487 year-over-year in the first half of 2025, our Staffing segment improved by $650, increasing from $1,380 to $2,030 (47.1%). This growth was largely driven by the previously mentioned federal agency client, which accounted for 71% of the year-over-year increase and a restructured contract with a major broadcasting client, transitioning it from EOR to a Managed Staffing Services model beginning in April.

Both Video Production and Direct Hire experienced modest declines over the six-month period, falling by a combined $34 (24.1%). In response, we implemented cost restructuring initiatives in Q2 aimed at reducing overhead within the Video Production business unit.

Cost of Revenue / Gross Profit

Three Months Ended June 30, 2025 vs. 2024

Gross profit for the three months ended June 30, 2025 was $713, a $91 or 11.3% decrease compared to $804 in the same period in 2024. Despite the decline in absolute gross profit, the consolidated gross margin improved to 15.1%, up from 13.3% in the prior year period. The margin expansion reflects a continued mix shift toward higher-margin services and targeted cost containment efforts.

Although EOR (Employer of Record) gross profit declined $186, gross margin improved from 12.0% to 12.4% in the second quarter 2024, demonstrating a larger percentage of the EOR business decline coming from our 1099 supplier processing as opposed to our W2 employee assignments.

With Staffing revenue growing 54.0% year over year to $1,098, gross profit increased at a stronger clip by $109 from $143 to $252 or 76.2%. This is represented by Staffing’s GM landing on 22.9%, compared to 20.0% in the prior year. The level of the increase in the Staffing margins

The shift in lower margin EOR business to higher margin Staffing coupled with Staffing margins moving up from 270 basis points resulted in $109 increase in GP to what it otherwise would have landed had to lost revenue been equal. This was because Staffing gross margin for the quarter was favorably impacted by approximately 362 basis points, in reaching 22.9% due to lower-than-anticipated direct delivery costs relative to a consistent revenue base for a single client, a paradigm which will likely not occur in the third and fourth quarters.

Video Production saw flat gross profit of $8, but margin improved to 23.9%, compared to 14.4% in Q2 2024 which was skewed by what was then a discretionary credit.

Direct Hire posted $13 in revenue, with gross profit of $12, a gross margin of 90.0%, consistent with prior-year trends.

The overall improvement in gross margin was driven largely by the stronger contribution from Staffing and more favorable margin performance across all segments.

Six Months Ended June 30, 2025 vs. 2024

Gross profit for the six-month period ended June 30, 2025 was $1,355, a decrease of $157, or 10.4%, compared to $1,512 in the prior-year period. Despite the reduction of gross profit, consolidated gross margin improved to 14.3%, compared to 13.3% in the six months ended June 30, 2024. This improvement reflects a favorable revenue mix shift, notably the reduction of lower-margin Employer of Record (“EOR”) revenue and higher profitability in our Staffing segment.

The shift toward higher-margin Staffing revenue, combined with an improvement in Staffing gross margin to 20.6% from 19.2%, contributed approximately $100 in additional gross profit. Absent this margin expansion and revenue mix shift, had the margin on the revenue loss been equal, gross profit would be down another $100.

EOR gross profit declined $293, or 24.7%, to $894 from $1,187 in the prior year period. EOR gross margin increased slightly to 12.2%, compared to 12.1% a year ago. The year-over-year decline in EOR revenue was driven primarily by reduced spending from our three largest EOR clients in 2024, which collectively accounted for $111, or 38%, of the reduction. Additionally, as disclosed elsewhere in this report, two clients with elevated risk profiles, lack of revenue and gross profit accounted for $100, or 34%, of the total EOR revenue decline.

Conversely, the Staffing segment benefitted from a $650 increase in revenue and a 140-basis point expansion in gross margin to 20.6%, compared to 19.2% in the same period of 2024. This improvement was partly attributable to a short-term fixed-fee client arrangement that temporarily lowered our delivery costs. The resulting gross profit uplift is estimated at approximately $540, with the associated margin impact accounting for 130 basis points of the segment’s margin expansion. Absent this temporary benefit, Staffing gross margin would have been approximately 19.3%.

Video Production revenue was $84, generating gross profit of $21, a notable increase from $11 in the prior year period. Gross margin improved to 25.0%, more than doubling year-over-year, largely due to a one-time credit adjustment extended to a top-tier client as a goodwill gesture.

Direct Hire revenue declined by $28 to $23, while gross profit also declined $28 to $21. Despite the revenue reduction, gross margin remained robust at 91.3%, down slightly from 95.4% in the comparable period last year.

Overall margin expansion during the six-month period was driven by the decline in lower-margin EOR revenue and higher-margin growth in the Staffing segment. It is estimated that approximately $46 in additional gross profit and 50 basis points in total gross margin were attributable to the aforementioned temporary cost reductions in Staffing to a single client. Excluding these effects, year-to-date gross margin would likely have been closer to 13.8%. Nonetheless, gross profit continues to be constrained by ongoing revenue declines in the EOR business, which remains the largest contributor to consolidated revenue.

General and Administrative (“G&A”)

General and administrative (“G&A”) expenses for the three months ended June 30, 2025 were $966, a decrease of $20, or 2.0%, compared to $986 in the same period in 2024. This decline was primarily attributable to lower compensation-related expenses resulting from a slight reduction in average headcount, which declined from 22.8 to 22.1 year over year. The corresponding $61, or 9.3%, decrease in fully loaded salaries, including payroll taxes and benefits, reflected several contributing factors: (i) a $39 reduction related to the suspension of the Company’s 2025 bonus program, (ii) a $12 decrease in health and welfare costs, and (iii) a $32 favorable variance in accrued leave expense.

Non-salary G&A expenses increased by $41 to $307, driven by a $26 rise in human resources-related legal fees, a reclassification of Business License & Taxes from income tax expense to SG&A, and a $5 increase in software expenses. Non-salary costs increased by $41 to $307, primarily due to a $26 increase in HR-related legal fees, a reclassification of Business License & Taxes from income tax expense to SG&A, and a $5 increase in software-related costs.

On December 29, 2023, the Maryland Circuit Court certified an arbitration award as a judgment. As a result, expenses related to the award are now focused on collection and recovery. Beginning in 2024, the Company reclassified legal expenses associated with non-core operational matters, including those related to the Receiver, from SG&A to Other Expense.

For the six-month period ended June 30, 2025, G&A expenses totaled $1,989, an increase of $55, or 2.9%, compared to $1,933 in the same period in 2024. While fully loaded salaries declined by $25 due to the aforementioned headcount and bonus reductions, non-salary expenses increased by $80. This increase was primarily driven by (i) $26 in higher legal fees related to a human resources matter, and (ii) a $26 increase in payroll processing costs, attributable to the absence of a first-quarter ADP fee waiver received in the prior year. Additional increases included $19 in Business License & Taxes, due to reclassification, $10 in software expenses related to platform improvements, and $9 in depreciation expense. These increases were partially offset by reductions in staff event costs, business insurance, and consulting expenses, each of which declined by approximately $6.

Interest Expense

The Company incurred $36 in interest expense during the three months ended June 30, 2025, compared to $20 for the same period in 2024. For the six months ended June 30, 2025, total interest expense was $88, up from $35 in the prior-year period. These amounts reflect charges related to financing, invoice factoring, and the use of an advance rate (BIP) program against client receivables. The year-over-year increase in interest expense is primarily attributable to the need to finance a greater portion of bi-weekly payroll obligations through external sources. While the volume of factored invoices rose, the Company’s average cost of capital declined during 2025, due to a lower prime rate environment and the favorable impact of structured invoice sales programs.

Other Income (Expense)

These non-operational one time or short-term costs, in the second quarter totaled $44 consisting solely of in Receiver costs versus $136 which included restructuring-based employee matters and other Vivos related legal charges, in the same period 2024. A year ago, there were Receiver and arbitration award related costs being reclassed from SG&A legal. In the fourth quarter of 2024, we closed out the employee and the SWC matters.

For the six months ended June 30, 2025, Other Expense was $71 consisting exclusively of receivership activities, compared to $229 which consisted of SWC, and employee severance and related legal fees.

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

Several of our larger clients have recently adopted extended payment terms, 60 to 90 days. amounting to unilateral term extensions of 30 to 60 days. To mitigate the impact of these changes, we adopted Buyer-Initiated Payment (BIP) and Receivable Purchase Programs with American Express, MUFG, and JP Morgan. Combined with our factoring facility and biweekly prepayments (averaging approximately $56 every two weeks), these programs have materially improved our cash conversion cycle. Our Days Sales Outstanding (DSO) improved from 66 days at the beginning of 2023 to 49 days by March 2024 and has averaged 51 days since. For the trailing twelve months ended June 30, 2025, our DSO remained strong at 50.96 compared to 49.5 in the prior year period.

These BIP and Receivable Purchase Programs allow MMG to receive payment for 100% of client-approved invoices, net of a flat interest rate. For the MUFG program, rates vary based on daily invoice volume, with higher volume reducing the effective rate. The JP Morgan agreement, executed on April 23, 2025, purchases only one of our largest client’s invoices within 15 days of approval, using the Secured Overnight Financing Rate (SOFR) plus an 80-basis point program fee. Based on current rates, this results in an annualized cost of approximately 5.27%, significantly lower than our average factoring APR of 10.6%, which is based on a prime rate of 7.5%.

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

As of June 30, 2025, 96.8% of accounts receivable were current (aged <31 days), compared to 97.5% a year earlier. Our long-term credit performance remains strong, with total bad debt over the past five years amounting to just one hundred and eighty dollars.

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

As of June 30, 2025, the Vivos Debtors owed the Company $6,100 in notes receivable, which includes a $3,000 defaulted promissory note and a $750 unpaid tax obligation dating back to December 2019.

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

As of June 30, 2025, our working capital totaled $6,773, compared to $7,296 as of December 31, 2024. Adjusting for the notes receivable related to the Vivos Debtors, our working capital stood at $673, compared to $1,449 as of December 31, 2024.

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

RELIABILITY INC.

OTHER INFORMATION

June 30, 2025

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A series of legal actions and hearings began in March 2020 involving the Vivos Group in connection with alleged merger agreement violations and undisclosed debt obligations. In the fall of 2021, the Company’s subsidiary, MMG, and the Vivos Group agreed to resolve the disputes through arbitration, with proceedings commencing in February 2022.

On August 31, 2022, the arbitrator issued an award in favor of the Company and MMG, which included findings of fraud damages. Supplemental awards were issued on May 17, 2023, October 10, 2023, and October 27, 2023. In total, MMG was awarded:

●	All notes receivable from the Vivos Group for its borrowings,
●	Contracted interest,
●	Attorneys’ fees and expenses of $1,209, and
●	Contract damages of $1,000, to be satisfied by the transfer of the Vivos Group’s shares of the Company’s common stock equal in value to $1,000.

The aggregate amount of the awards, including principal and interest, totals approximately $8,490 as of June 30, 2025, with interest continuing to accrue.

The May 17, 2023 award appointed a Receiver to collect the contract and fraud damages, including costs, expenses, and fees.

On December 29, 2023, the Circuit Court for Montgomery County, Maryland entered all three arbitration awards as final judgments in favor of the Company. These judgments became final on January 29, 2024, upon expiration of the appeal period, and are enforceable for 12 years and may be enrolled in other states.

While a Receiver has been appointed to enforce these judgments, there can be no assurance as to the timing or amount of any recovery, or whether such recovery will be in cash, equity, or other assets.

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

As of June 30, 2025, the Vivos Group’s outstanding Notes Receivable obligation was $6,100. However, the composition of Vivos Group assets available to settle this obligation remains uncertain. Management anticipates that common stock will be used to satisfy the initial portion of the overall liability. With awarded legal fees and the fraud award of $1,000, the total liability as of June 30, 2025 was $8,490.

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

Our business may be impacted by reductions in federal funding to client programs.

Several of our clients receive federal funding to support their operations. We have already experienced one instance in which a client significantly reduced media spend following the cessation of federal funds. Continued or expanded cuts in federal funding may similarly affect other client budgets and, in turn, our revenue.

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

RELIABILITY INCORPORATED (Registrant)

August 14, 2025	/s/ Nick Tsahalis
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

