Form 10-Q
period 2025-09-30
RELIABILITY INC
filed 2025-11-14
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 300,000,000 shares of Common Stock, no par value, as of September 30, 2025.

RELIABILITY INCORPORATED

Quarterly Report on Form 10-Q

As of and For the Three and Nine Months Ended September 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	September 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$229	$522
Trade receivables, net of allowance for credit losses	2,350	4,785
Other receivables	25	4
Notes receivable from related parties	6,228	5,847
Prepaid expenses and other current assets	286	336
Total current assets	9,118	11,494
Other intangible assets, net	2	2
Property, plant and equipment, net	49	60
Total assets	$9,169	$11,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Factoring liability	$157	$2,375
Accounts payable	392	734
Accrued expenses	932	288
Accrued payroll	714	568
Deferred revenue	318	207
Notes payable, current	40	26
Total current liabilities	2,553	4,198
LONG-TERM LIABILITIES
Notes payable, net of current	21	21
Total long-term liabilities	21	21
Total liabilities	2,574	4,219

Commitment and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Common stock, without par value, 300,000,000 shares authorized, 300,000,000 issued and outstanding as of September 30, 2025 and December 31, 2024
Additional paid-in capital	750	750
Retained earnings	5,845	6,587
Total stockholders’ equity	6,595	7,337
Total liabilities and stockholders’ equity	$9,169	$11,556

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Three Months Ended September 30,
	2025	2024
Revenue earned
Service revenue	$5,417	$6,230
Cost of revenue
Cost of revenue	4,668	5,396
Gross profit	749	834
Selling, general, and administrative expenses	977	958
Operating loss	(228)	(124)
Other income (expense)
Interest income from related parties	128	146
Interest income	2	2
Interest expense	(43)	(27)
Other expense	(62)	(68)
Loss before income tax (expense) benefit	(203)	(71)
Income tax (expense) benefit	-	5
Consolidated net loss	$(203)	$(66)
Net income per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Share used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes are an integral part of these statements.

RELIABILITY INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Nine Months Ended September 30,
	2025	2024
Revenue earned
Service revenue	$14,882	$17,566
Cost of revenue
Cost of revenue	12,779	15,220
Gross profit	2,103	2,346
Selling, general, and administrative expenses	2,966	2,891
Operating loss	(863)	(545)
Other income (expense)
Interest income from related parties	381	426
Interest income	3	17
Interest expense	(131)	(62)
Other income (expense)	(132)	(297)
Loss before income tax (expense) benefit	(742)	(461)
Income tax (expense) benefit	-	127
Consolidated net loss	$(742)	$(334)
Net loss per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Shares used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2025 and 2024

(amounts in thousands, except per share data)

			Additional
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2023	300,000,000	$-	$750	$7,181	$7,931
Net loss	-	-		(132)	(132)
Balance, March 31, 2024	300,000,000		750	7,049	7,799
Net loss	-	-		(134)	(134)
Balance, June 30, 2024	300,000,000		750	6,914	7,664
Net loss	-	-	-	(68)	(68)
Balance, September 30, 2024	300,000,000	$-	$750	$6,847	$7,597

Balance, December 31, 2024	300,000,000	$-	$750	$6,587	$7,337
Net loss	-	-		(333)	(333)
Balance, March 31, 2025	300,000,000		750	6,254	7,004
Net loss	-	-		(205)	(205)
Balance, June 30, 2025	300,000,000	$-	$750	$6,049	$6,799
Net loss	-	-		(204)	(204)
Balance, September 30, 2025	300,000,000	$-	$750	$5,845	$6,595

The accompanying notes are an integral part of these statements.

RELIABILITY

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(742)	(334)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23	15
Accrued interest	(381)	(326)
Changes in operating assets and liabilities:
Trade receivables	2,413	(1,027)
Other Receivables	-	9
Prepaid expenses and other current assets	50	244
Accounts payable	(342)	18
Accrued payroll	148	118
Accrued expenses	644	100
Deferred revenue	109	(9)
Net cash provided by (used in) operating activities	1,922	(1,192)
Cash flows from investing activities:		-
Purchase of fixed assets	(11)	(58)
Net cash used in investing activities	(11)	(58)
Cash flows from financing activities:
Proceeds from the factoring facility	6,453	4,996
Repayments to the factoring facility	(8,670)	(4,428)
Proceeds from issuing short-term debt	14	-
Proceeds from issuing long-term debt	25	-
Repayment of long-term debt	(26)
Net cash provided by (used in) financing activities	(2,204)	568
Net decrease in cash and cash equivalents	(293)	(682)
Cash and cash equivalents, beginning of period	522	822
Cash and cash equivalents, end of period	$229	$140

The accompanying notes are an integral part of these statements.

7

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(amounts in thousands)

	For the Nine Months Ended September 30,
Supplemental disclosures of cash flow information:	2025	2024
Cash paid during the year for:
Interest	$131	$62
Income taxes	$-	$-

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(amounts in thousands, except per share data)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Reliability, Inc. is a leading provider of Employer of Record and temporary Media and Information Technology (“IT”) staffing services that operates, along with its wholly owned subsidiary, The Maslow Media Group, Inc (“MMG”), (collectively, “Reliability” or the “Company”), primarily within the United States of America in four industry segments: Employer of Record (“EOR”), Recruiting and Staffing, Direct Hire, and Video and Multimedia Production, which provides script-to-screen services. Our Staffing segment provides skilled field talent on a nationwide basis for Media, IT, and marketing and creative client partner projects. Video Production involves assembling and providing crews for special projects, webcasting, live events, post-production services, and production management.

Reliability was incorporated under the laws of the State of Texas in 1953, but the then principal business of the Company started in 1971 was closed down in 2007. The Company completed a reverse merger with MMG (the “Merger”) on October 29, 2019.

Company Background

Linda Maslow founded MMG initially in 1988 and incorporated the firm under the name The Maslow Media Group, Inc. in March 1992.

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(amounts in thousands, except per share data)

While the Company is pursuing enforcement of these judgments, there can be no assurance as to the timing or amount of any recovery, or whether recovery will be in cash, equity, or other assets. Per Maryland law, the enrolling of judgements enables MMG to apply 10% interest to the Vivos Debtor balance beginning December 29, 2023. MMG began applying the additional interest in the second quarter of 2024.

Upon final resolution as to the underlying ownership and rights of certain shareholders, the Company intends to hold an annual meeting of shareholders within a reasonable time thereafter.

As of September 30, 2025, the Vivos Debtor balance was $6,228. The Award value in totality currently aggregates $8,649, independent of legal fees after the award and interest.

NOTE 2. MANAGEMENT’S PLAN

Although the Company incurred net losses after taxes of $742 for the nine months ended September 30, 2025, and $594 and $740 for the years ended December 31, 2024 and 2023, respectively, management has evaluated whether these conditions or events raise substantial doubt about the Company’s ability to continue as a going concern for at least the 12 months following the issuance of these financial statements. Based on this assessment, management believes it is probable the Company will continue as a going concern and meet its financial obligations through November 30, 2026, thereby alleviating substantial doubt. This conclusion reflects management’s view that the Company has sufficient liquidity and working capital resources to fund operations for at least the next 52 weeks, as well as the ability to take actions, if necessary, to align costs with revenue fluctuations. This assessment is based on the following key factors:

●	Cash Flow Forecast: Management has prepared a 52-week cash flow forecast from November 14, 2025, which projects sufficient cash and working capital to fund operations.
●	Reduction in Legal Fees: Legal expenses related to non-operational activities are expected to continue decreasing in 2025 and 2026.
●	Collection of Notes Receivable: Management anticipates that notes receivable from related parties will be settled through a combination of cash and stock, providing additional liquidity and potential access to capital markets over next several months.
●	Client Financing Arrangement: A financing arrangement through JPMorgan for one of the Company’s largest clients has begun to expedite the cash conversion cycle. This acceleration in cash flow will ensure more cash is on hand to meet our obligations.
●	Factoring Availability: As of November 11, 2025, the Company had access to additional borrowing under its factoring facility of up to 93% of unfactored invoices, totaling approximately $1,553.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated interim financial statements include the accounts of the Company and all wholly owned divisions, including its 100% owned subsidiary, MMG. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented, have been reflected herein. The results of operations for the periods presented herein are not necessarily indicative of the results to be expected for the full year. The primary statements are presented on a non-condensed basis; however, the accompanying notes are condensed and do not include all of the information and notes required by U.S. GAAP for complete annual financial statements.

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

Concentration of Credit Risk

For the nine months ended September 30, 2025, two clients each accounted for more than 10% of total revenue, representing approximately 28.3% and 28.1%, respectively, or 56.4% in total. For the same period in 2024, three clients exceeded the 10% revenue threshold, contributing approximately 26.2%, 21.2%, and 15.9%, respectively, or 63.3% in total.

From an accounts receivable perspective, three clients represented a significant portion of the billed balance as of September 30, 2025. The largest client accounted for $374 or 27.9% of total accounts receivable; the second largest accounted for $268 or 20.0%; and the third accounted for $216 or 16.1% of total accounts receivable of $1,341. On September 30, 2024, the same two principal clients represented $1,555 or 46.3%, and $884 or 26.3% of total accounts receivable of $3,361, respectively.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(amounts in thousands, except per share data)

Recently Issued Accounting Pronouncements Not Yet Adopted

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). The ASU enhances income tax transparency by requiring additional information on the rate reconciliation and cash taxes paid, disaggregated by jurisdiction. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024 (calendar year 2025 for the Company) and one year later for all other entities. Early adoption is permitted, and the guidance may be applied prospectively or retrospectively.

Given the Company’s cumulative net operating losses, full valuation allowance against deferred tax assets, and minimal current tax liabilities, primarily limited to state minimum and franchise taxes; the adoption of ASU 2023-09 is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

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

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30, 2025	December 31, 2024

Accounts receivable, unfactored	$1,184	$2,313
Unbilled receivables	1,009	97
Accounts receivable, factored	157	2,375
Total Accounts Receivable	$2,350	$4,785

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

Receivables are sold to Gulf on a full recourse basis, meaning the Company retains the risk of collection. Because the factoring arrangement is full recourse, it is accounted for as a secured borrowing under ASC 860, Transfers and Servicing, rather than as a sale of receivables. For the nine months ended September 30, 2025, the Company received $6,453 in proceeds from the sale of receivables and repaid $8,670 under the agreement. This compares to $4,496 in proceeds and $4,428 in repayments for the period ended September 30, 2024. The outstanding balance under the factoring arrangement was $157 as of September 30, 2025, $827 on June 30, 2025, $1,163 as of March 31, 2025, and $2,375 as of December 31, 2024.

The factoring facility is collateralized by substantially all the assets of the Company. In the event of a default, the factor may demand that the Company repurchase the receivable or debit the reserve account.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(amounts in thousands, except per share data)

Receivables Purchase Programs

During 2025, the Company began participating in receivables purchase programs with JPMorgan (“JPM”) and Mitsubishi UFJ Financial Group (“MUFG”) under which certain approved trade receivables may be sold on a non-recourse basis (other than limited breach-based repurchase obligations). Transfers that meet program eligibility are accounted for as sales under ASC 860 and the receivables are derecognized; related program discounts and fees are recorded as loss on sale. Cash proceeds and settlements are presented in operating cash flows.

During the three and nine months ended September 30, 2025, we sold $1,670 and $2,264 of receivables under these programs, received $1,643 and $2,229 of cash proceeds, recognized $27 and $35 of discounts and fees recorded as loss on sale, and had $607 and $705 of derecognized receivables outstanding at period end. No repurchases occurred.

Insurance Financing

MMG also employs short term 10-month loan agreements annually to finance advance payments on Crime, EPLI, E&O, and D&O insurances. In 2024-2025, MMG entered into two loans totaling $140 with finance charges each over 10 months totaling approximately $6. The combined APR for these loans is 5.0%.

Software Financing with Long Term Debt

On October 30, 2024, the Company entered into a deferred payment agreement related to its ADP implementation, completed in January 2024. The total amount of $52 is payable over 24 months with an interest rate of 6.21%. On April 4, 2025, the Company entered into a second deferred payment agreement totaling $39, related to the implementation and multi-year licensing of the Datarails, analytics platform. This amount is payable over 36 months and carries a 0.0% interest rate. As of September 30, 2025, the aggregate current portion of these obligations was $39, with the long-term portion totaling $21.

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

A series of legal actions and hearings took place starting in February of 2020 with the Vivos Group over Merger agreement violations and Vivos Group debt obligations. Arbitration was agreed to in the fall of 2021 by both the Vivos Group and MMG with the proceedings commencing in February 2022.

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

On October 24, 2025, a non-evidentiary hearing was held in Bethesda Maryland related to the Receiver’s proposed order. Issuance of a written ruling from the arbitrator is expected in 2025.

On June 11, 2025, the Company’s subsidiary, without admitting any fault, entered into a Memorandum of Understanding (“MOU”) to settle an immaterial legal settlement. Following court approval on October 9, 2025, $125 was recognized in operating expenses for the quarter ended September 30, 2025. This amount will be paid out over the next 5 months.

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

The table below is a summary of Vivos Group related party notes receivable which, as of September 30, 2025, total $6,228. Based on management’s current expected credit loss (“CECL”) assessment, which considered legal judgments in favor of Company and the ongoing receivership process supporting recovery and collectability, no allowance for credit losses has been recorded.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(amounts in thousands, except per share data)

Note Description	Acquisition Loan to Vivos, LLC	Interco Loan to Vivos Real Estate, LLC	Tax Note	Total Notes Receivable
Balance on December 31, 2024	$4,039	$897	$911	$5,847
Accrued interest	86	20	20	126
Balance on March 31, 2025	$4,125	$917	$931	$5,973
Accrued interest	86	21	20	127
Balance on June 30, 2025	$4,211	$938	$951	$6,100
Accrued interest	87	21	20	128
Balance on September 30, 2025	$4,298	$959	$971	$6,228

With awarded legal fees and the fraud award of $1,000, the total liability as of September 30, 2025 was $8,649.

Related Party Costs

Within Other Expense on the accompanying consolidated financial statements approximately $41 in the second quarter and $68 for the nine months ended September 30, 2025, were exclusively for receivership related costs for recovery of the arbitration award related to the Vivos Group.

Related Party Relationships

On October 29, 2019, prior to the Merger, Naveen Doki and Silvija Valleru became beneficial owners of Company Common Stock, equal to approximately 69% and 17%, respectively, of the total number of shares of the Company’s Common Stock outstanding after giving effect to the Merger.

At the present time, the Vivos Group shall not be entitled to vote on any of their shares in Reliability at any annual or special meetings of the shareholders. The Receiver is empowered to recover the awards by seizing shares of the Company held by Dr. Naveen Doki and his affiliates, the Vivos Group. Once the judgments in favor of Reliability are satisfied, the restrictions on the rights of the Vivos Group shareholders imposed by the Award shall be lifted.

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(amounts in thousands, except per share data)

The following table provides a reconciliation of revenue and gross profit by reportable segment to consolidated results for the three-month and nine-month periods ended September 30, 2025 and 2024, respectively:

Gross Profit Performance by Segment

For the Three Months Ended September 30:

September 30, 2025				September 30, 2024
Business Segment	Revenue	Gross Profit	GM %	Business Segment	Revenue	Gross Profit	GM %
EOR	$4,299	$471	11.0%	EOR	$5,293	$641	12.1%
Staffing	$1,053	$265	25.2%	Staffing	$822	$144	17.4%
Video Production	$65	$13	19.8%	Video Production	$87	$23	26.2%
Direct Hire	$-	$-	-	Direct Hire	$28	$26	95.6%
Total	$5,417	$749	13.8%	Total	$6,230	$834	13.4%

For the Nine Months Ended September 30:

September 30, 2025					September 30, 2024
Business Segment	Revenue	Gross Profit	GM %	Business Segment	Revenue	Gross Profit	GM %
EOR	$11,627	$1,365	11.7%	EOR	$15,108	$1,827	12.1%
Staffing	$3,083	$683	22.2%	Staffing	$2,202	$411	18.5%
Video Production	$149	$34	22.8%	Video Production	$177	$33	18.6%
Direct Hire	$23	$21	90.0%	Direct Hire	$79	$75	95.5%
Total	$14,882	$2,103	14.1%	Total	$17,566	$2,346	13.4%

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events through November 14, 2025, the date these unaudited condensed consolidated financial statements were available to be issued. On October 24, 2025, a non-evidentiary hearing was held in Bethesda Maryland related to the Receiver’s proposed order. Issuance of a written ruling from the arbitrator is expected in 2025. This matter is a non-recognition subsequent event under ASC 855; no adjustments to the accompanying financial statements are required. The outcome and potential impact, if any, cannot be estimated at this time.

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

CRITICAL ACCOUNTING POLICIES AND COMMENTS RELATED TO OPERATIONS

This discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates are based on historical experience and other factors believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

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

RESULTS OF OPERATIONS

Revenues

Revenues for the three months ended September 30, 2025 were $5,417, a decrease of $813 or 13.1% compared to $6,230 in the third quarter of 2024.

The decline was primarily attributable to our Employer of Record (EOR) segment, which generated $4,299 in revenue during the quarter, compared to $5,293 a year ago, a decrease of $994 or 18.8%. The shortfall exceeded the consolidated revenue decline by $186 or 22.9%, reflecting the segment’s disproportionate impact on overall performance.

Two of the Company’s three largest EOR clients from the prior year experienced a combined $1,243 decrease in revenue, representing 124.7% of the total quarterly decline and 123.5% of the EOR-specific decline. One of these clients accounted for $967 (97.1%) of the total reduction, primarily due to decreased media spending in the off-cycle election year and further reductions linked to policy changes enacted by the Department of Government Efficiency (DOGE), which curtailed project funding and related staffing levels.

Conversely, Staffing revenue grew for the third consecutive quarter, increasing $231 (28.1%) to $1,053 in the third quarter of 2025 compared to $822 in the same period 2024.

The increase was primarily driven by two clients:

●	The start of a newly won bid from a quasi-governmental organization initiating a managed services agreement in late July 2024, generating $212 more in revenue which was $56 more than it generated in the third quarter 2025.
●	A long-standing private sector client that transitioned a portion of its EOR population to managed staffing services, contributing $244 to third quarter Staffing revenue.

Video Production produced $65 in revenue compared to $87 in the third quarter 2024, a decrease of $22 (25.3%) from $87 in the prior-year quarter. Our Direct Hire business did not generate any revenue for the third quarter, a decrease of $28 compared to the same period in 2024.

For the nine-month period ended September 30, 2025, revenues were $14,882, compared to $17,566 in the same period in 2024, a decline of $2,684 (15.3%), but a lower rate of decline than was seen a quarter ago when the year-to-date revenue comparison to 2024 was a negative 21.9%. Approximately $1,856 (47.5%) of the decrease was attributable to the aforementioned large media client that significantly reduced its spend due to 2025 being a non-election year and then experienced an unexpected cut in government-related funding.

Additionally, a top client reduced spending by $423 in the nine months ending September 30 but indicated that they expect spending to restore to the pace it was on a year ago.

A year ago, we ceased supporting one client engagement, and a portion of another, due to elevated risk exposure associated with their activities. This action resulted in an approximate loss of $541 in revenue over the none-month period, but it reflects our commitment to maintaining prudent operational oversight.

Whereas EOR revenue over the nine months ending September 30, 2025 fell by $3,481 or 23.0%, our Staffing segment revenue improved by $881, increasing to $3,083 from $2,202 (40.0%). This growth was largely driven by the previously mentioned quasi-governmental client, which accounted for 59.3% of the year-over-year increase and a restructured contract with a major broadcasting client, transitioning it from EOR to a Managed Staffing Services model which began in April.

Both Video Production and Direct Hire experienced modest declines over the nine-month period, falling by a combined $84 (32.8%). Direct Hire did not post revenue for the first time since the fourth quarter of 2022.

Cost of Revenue / Gross Profit

Three Months Ended September 30, 2025 vs. 2024

Gross profit for the three months ended September 30, 2025 was $749, a decrease of $85 (10.2%) from $834 in the prior year period. Despite the decline in absolute dollars, consolidated gross margin improved to 13.8% from 13.4% in 3Q24, reflecting an ongoing mix shift toward higher-margin services. Margin expansion moderated versus 15.1% in 2Q25 due to items noted below.

Large EOR media project (contracted high-volume discounts). A $1.37 million EOR media project that started late September and concluded in early October was priced at high-volume, discounted markups. The project reduced 3Q25 margins by 80 basis points (“bps”).

Employer of Record (EOR)

EOR gross profit declined $170 year-over-year, and unit margin fell to 11.0% (from 12.1% in 3Q24). The decrease reflects (i) the discounted media project noted above and (ii) client volume rebates contractually triggered at spend thresholds. Additionally, mix pressure from reduced volumes at certain higher-margin EOR clients accounted for roughly 20 basis points of the year-over-year margin decline.

Staffing

Staffing gross profit increased $121 to $265 (up 84.0%) from $144 in 3Q24, exceeding the 2Q25 year-over-year increase of $109 (from $143 to $252, up 76.2%). Staffing gross margin rose to 25.2% from 17.5% in 3Q24. The improvement was driven by, (a) lower-than-anticipated direct delivery costs against a stable revenue base at a single client and (b) a media client that migrated from an EOR delivery model to a managed service in April. Together, these two client streams represented approximately 43.3% of Staffing revenue in the quarter and produced ~35.8% margins. Prospectively, we expect normalized margins of approximately 25% on these streams; if all else were equal to 3Q25, overall Staffing margin would be approximately 20.5%.

Video Production & Direct Hire

Video Production generated $13 of gross profit on $65 of revenue (19.8% margin) versus $23 of gross profit on $87 of revenue (26.4% margin) in 3Q24. Direct Hire generated no gross profit in 3Q25 compared with $26 in 3Q24, which reduced consolidated gross margin by approximately 50 basis points year-over-year.

Nine Months Ended September 30, 2025 vs. 2024

Gross profit for the nine-month period ended September 30, 2025 was $2,103, a decrease of $243 (10.4%) from $2,346 in the prior-year period. Despite the lower gross profit, consolidated gross margin improved by 70 basis points to 14.1% from 13.4% in the nine months ended September 30, 2024, reflecting a favorable mix shift of lower margin Employer of Record (“EOR”) to stronger Staffing segment profitability.

The mix shift toward higher-margin Staffing revenue, coupled with Staffing gross margin expansion to 22.2% from 18.6%, contributed approximately $109 in incremental gross profit year-over-year. Absent this mix/margin lift, gross profit would have been roughly $111 lower.

Employer of Record (EOR)

EOR gross profit declined $462 (25.3%) to $1,365 from $1,827 in the prior year period. EOR gross margin decreased to 11.7% from 12.1%. Key drivers were:

●	Lower spend from two of the three largest 2024 EOR clients and attrition at one account;
●	Rebates that are earned by clients that hit revenue thresholds;
●	Reduced volumes at several higher-margin EOR clients;
●	A media client’s transition to a managed-service model; and
●	A large project that lifted revenue but had lower contracted markups.

Staffing

Margins have also expanded much for the same reasons cited in the quarterly performance with the nine-month GM reaching 22.2% compared to 18.6% a year ago. This improvement has been partly attributable to a short-term fixed-fee client arrangement that temporarily lowered our delivery costs, adding an estimated $96 to gross profit and 175 basis points to the segment margin. Excluding this temporary benefit, Staffing gross margin would have approximately 20.5%. Notably, three key clients now on fixed-fee arrangements account for approximately 63.4% of Staffing revenue and are averaging 20.9% margin year-to-date, versus two clients comprising approximately 44.2% in 2024 at an 18.4% margin.

Video Production & Direct Hire

Video Production gross profit at $34 is $1 better than a year ago, with gross margins improving to 22.8% from 18.6% as 2024’s gross margin was handicapped largely due to a one-time credit adjustment extended to a top-tier client as a goodwill gesture early last year.

Direct Hire gross profit at $21 through nine months is $54 or 72.0% lower from this point a year ago. Margins have declined by 5.5 basis points to 90.0% due to a new policy in 2025 which applies a flat recruiting software allocation versus the estimated percentage of use previously employed.

General and Administrative (“G&A”)

General and administrative (“G&A”) expenses for the three months ended September 30, 2025 were $977, an increase of $19 or 19.8% compared to $958 in the same period of 2024. The increase was primarily attributable to a one-time $125 accrual related to a legal settlement recognized in September, along with $21 in related legal fees. Excluding these items, G&A expenses would have been approximately $122 lower year-over-year, representing a 13.2% decrease. Salary-related costs declined $100 (16.8%), driven by a $45 bonus reversal, $39 in lower wages from the first phase of headcount reduction, and $19 in lower health and welfare benefits. Non-salary expenses increased $124, reflecting the settlement accrual and incremental legal costs.

For the nine months ended September 30, 2025, G&A expenses were $2,966, an increase of $75 or 2.6% compared to $2,891 in the prior-year period. Loaded salaries decreased $125, driven by $77 in eliminated 2025 bonus accruals, $16 in lower wages, $30 in reduced benefits, and $13 in lower accrued leave. Within non-salary costs (excluding the legal settlement impact), payroll fees rose $33 due to a prior-year first-quarter fee holiday, and business license and non-income taxes increased $16 following the initiation of these charges in mid-2024. In addition, recruiting software expenses rose $10, and enterprise software costs increased $12, reflecting higher subscription pricing and reinstated sales-prospecting SaaS tools. These increases were partially offset by a $21 reduction in contract services compared to 2024, when an external recruiting contractor was engaged.

Legal expenses related to the settlement totaled $161 out of $176 in total legal costs for the year. Excluding the settlement accrual and related fees, G&A expenses would have declined by approximately $86 or 3.0% year-over-year.

Interest Expense

The Company incurred $43 in interest expense during the three months ended September 30, 2025, compared to $27 for the same period in 2024. For the nine months ended September 30, 2025, total interest expense was $131, up from $62 in the prior-year period. These amounts reflect charges related to financing, invoice factoring, and the use of an advance rate (BIP) program against client receivables. The year-over-year increase in interest expense is primarily attributable to the need to finance a greater portion of bi-weekly payroll obligations through external sources. While the volume of factored invoices rose, the Company’s average cost of capital declined during 2025, due to a lower prime rate environment and the favorable impact of structured receivables purchase programs.

Other Income (Expense)

These non-operational one time or short-term costs, in the third quarter totaled $62 consisting solely of Receiver costs versus $68 which included restructuring-based employee matters and other Vivos related legal charges, in the same period 2024. A year ago, there were Receiver and arbitration award related costs being reclassed from SG&A legal. In the fourth quarter of 2024, we closed out the employee and the SWC matters. The most recent employee-related settlement was booked to G&A legal.

For the nine months ended September 30, 2025, Other Expense was $132 consisting exclusively of receivership activities, compared to $297 which consisted of SWC, and employee severance and related legal fees.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements are driven primarily by payroll for Employer of Record (EOR) field talent, general and administrative (G&A) salaries, public company expenses, interest on financing arrangements, legal fees related to the enforcement of arbitration awards against the Vivos Group, and the timing of collections on client accounts receivable. Because client payments, on average, lag field talent payroll by approximately 47 days, working capital demands can fluctuate and occasionally present short-term challenges.

Our principal sources of liquidity include cash generated from operations via accounts receivable collections, borrowings under our Factoring Facility with Gulf, and, more recently, three separate receivables purchase arrangements. These arrangements function similarly to factoring but operate through supplier payment programs facilitated by client-affiliated financial institutions.

Several of our larger clients over the past few years have adopted extended payment terms, 60 to 90 days. amounting to unilateral term extensions of 30 to 60 days. To mitigate the impact of these changes, we adopted Receivable Purchase Programs with MUFG and JPMorgan. Combined with our factoring facility and biweekly prepayments (averaging approximately $62 every two weeks), these programs have materially improved our cash conversion cycle. Our Days Sales Outstanding (DSO) improved from 66 days at the beginning of 2023 to 49 days by March 2024 and has averaged 50 days since. For the trailing twelve months ended September 30, 2025, our DSO remained strong at 47 compared to 52 in the prior year period.

The Receivable Purchase Programs enable MMG to receive payment for 100% of client-approved invoices, net of a flat interest rate. Under the MUFG program, rates vary based on daily invoice volume, with higher volume reducing the effective rate. The JPM agreement, executed on April 23, 2025, purchases invoices from one of the Company’s largest client’s and provides payment within 15 days of approval, at the Secured Overnight Financing Rate (SOFR) plus 80 basis points. Based on a SOFR of 3.98% as of November 12, 2025, the effective annualized rate is approximately 4.78%, substantially below the Company’s average 10.5% factoring rate (tied to the 7.00% prime rate as of November 14, 2025).

Our factoring facility with Gulf advances 93% of eligible receivables, subject to a 15-basis point advance fee and an interest rate of prime plus 2%, with a floor prime rate of 4%. These financing arrangements, combined with the portion of client business that pays in advance of payroll (approximately $56 every two weeks), help offset the impact of approximately 32% of our revenue coming from clients on 90-day terms, some of which involve delayed issuance of purchase orders.

As of September 30, 2025, 99.1% of accounts receivable were current or less than 30 days past due, compared to 98.7% a year earlier. Our long-term credit performance remains strong, with total bad debt over the past five years amounting to just one hundred and eighty dollars.

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

As of September 30, 2025, the Vivos Debtors owed the Company $6,228 in notes receivable, which includes a $3,000 defaulted promissory note and a $750 unpaid tax obligation dating back to December 2019.

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

As of September 30, 2025, our working capital totaled $6,565, compared to $7,296 as of December 31, 2024 and $7,536 on September 30, 2024. Adjusting for the notes receivable related to the Vivos Debtors, our working capital stood at $337, compared to $1,449 as of December 31, 2024 and $1,709 on September 30, 2024.

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

RELIABILITY INC.

OTHER INFORMATION

September 30, 2025

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A series of legal actions and hearings began in February 2020 involving the Vivos Group in connection with alleged merger agreement violations and undisclosed debt obligations. In the fall of 2021, the Company’s subsidiary, MMG, and the Vivos Group agreed to resolve the disputes through arbitration, with proceedings commencing in February 2022.

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

The aggregate amount of the awards, including principal and interest, totals approximately $8,649 as of September 30, 2025, with interest continuing to accrue.

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

On October 24, 2025, a non-evidentiary hearing was held in Bethesda, Maryland regarding the Receiver’s proposed order. Issuance of a written ruling from the arbitrator is expected in 2025.

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

As more fully described in Note 6 (Commitments and Contingencies) of the Notes to Unaudited Consolidated Financial Statements, while we received a favorable arbitration outcome with the Vivos Group, but the ultimate collection of cash and shares is unknown.

The collection process is complex and has caused and could continue to cause us to incur significant costs, as well as distract our management over an extended period.

It is highly likely that the initial portion of the recovered arbitration award will be in shares of our common stock rather than cash, which could negatively impact the Company’s liquidity and working capital.

As of September 30, 2025, the Vivos Group’s outstanding Notes Receivable obligation was $6,228. However, the composition of Vivos Group assets available to settle this obligation remains uncertain. Management anticipates that common stock will be used to satisfy the initial portion of the overall liability. With awarded legal fees and the fraud award of $1,000, the total liability as of September 30, 2025 was $8,649.

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

RELIABILITY INCORPORATED (Registrant)

November 14, 2025	/s/ Nick Tsahalis
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

