Form 10-K
period 2025-12-31
RELIABILITY INC
filed 2026-03-31
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period from January-1-2025 to December-31-2025

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2025, was $1,087,014.42 (based on the closing sale price of the Registrant’s common stock on June 30, 2025, as reported on OTC Markets Group).

As of March 31, 2026, there were 300,000,000 shares of the Registrant’s common stock outstanding (prior to the expected transfer and placement of shares into treasury pursuant to the February 2026 Vivos settlement).

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

The disclosures set forth in this report should be read in conjunction with our consolidated financial statements and notes thereto for the year ended December 31, 2025. All dollars, except earnings per share, presented on this Form 10-K are in thousands ($000).

Part I

ITEM 1. BUSINESS

OVERVIEW AND HISTORY

Reliability Incorporated (“Reliability” or the “Company”), headquartered in Clarksburg, Maryland, through its wholly owned subsidiary, The Maslow Media Group, Inc. (“Maslow” or “MMG”), provides workforce solutions consisting primarily of Employer of Record (“EOR”) services, Staffing Solutions, Managed Services, and Video Production Services. The Company serves clients across diverse industries, including media, financial services, healthcare, telecommunications, pharmaceuticals, energy, and education, both domestically and internationally.

Reliability was incorporated in Texas in 1953. From 1971 to 2007, the Company was engaged in the design, manufacture, and support of high-performance semiconductor testing equipment. That business was discontinued in 2007, and the Company remained a shell company under the Exchange Act until October 29, 2019.

Maslow was founded in 1988 and incorporated in Virginia in 1992. Initially focused on production management and media support services in the Washington, D.C. market, Maslow expanded over time into broader workforce management solutions, including EOR, staffing, and managed services, and grew its geographic reach nationwide.

On November 9, 2016, Maslow was acquired by Vivos Holdings, LLC, owned by Naveen Doki and Silvija Valleru.

The Vivos Matter

In connection with the October 29, 2019 reverse merger through which Maslow became a wholly owned subsidiary of Reliability, certain former controlling shareholders of the Company, together with entities owned and controlled by them or under common control (collectively, the “Vivos Group”) had financial obligations to Maslow and were party to certain undisclosed debt arrangements.

Following the merger, the Company determined that members of the Vivos Group had borrowed funds from Maslow and had caused Maslow to be a borrower or guarantor on certain obligations without full disclosure. Disputes arose relating to repayment obligations, guarantees, and related matters (the “Vivos Matter”).

The disputes were submitted to binding arbitration in 2022. The arbitrator ruled in favor of the Company and Maslow and issued awards in 2022 and 2023 providing for recovery of principal amounts, contractual interest, attorneys’ fees, and contract damages. The arbitration awards were subsequently confirmed by the Circuit Court for Montgomery County, Maryland and became final judgments in January 2024.

In February 2026, the Company entered into a settlement agreement with members of the Vivos Group providing for the transfer of 253,292,210 shares of the Company’s common stock to the Company in satisfaction of certain claims. The Company has filed a motion with the court seeking entry of a consent judgment to effectuate the transfer of these shares through the Company’s transfer agent.

The Company intends to hold an annual meeting of shareholders following the resolution of ownership matters related to the settlement.

EMPLOYEES

As of December 31, 2025, the Company employed approximately 589 representing approximately 120 full-time equivalent (“FTE”) positions on average throughout the year. This includes both corporate personnel and employees placed with clients.

During 2025, the Company reduced corporate staffing levels as part of a cost-management initiative designed to align operating expenses with current revenue levels while maintaining the infrastructure necessary to support future growth.

As of December 31, 2025, 428 field talent workers had been active within the preceding six months.

Approximately 15% of field talent workers are represented by a labor union. The Company is not aware of any current efforts to organize additional employees or field talent workers and has not experienced any material labor disruptions.

SERVICE OFFERINGS

Employer of Record (“EOR”)

Maslow’s Employer of Record (“EOR”) solution offers a unique, outsourced workforce management service. Under this model, Maslow assumes the costs and compliance obligations associated with employing contingent workers, who are classified as Maslow employees or Contractors. While the client maintains responsibility for their workplace environment, Maslow manages the employee lifecycle, including but not limited to worker classification, onboarding, offboarding, payroll processing and disbursement and compliance.

This arrangement provides clients with robust compliance protection, as Maslow’s expert team ensures workers are accurately classified—whether as employees or independent contractors. Proper classification is critical, as misclassifying an employee as an independent contractor can expose clients to substantial financial and legal risks.

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

Staffing Solutions & Managed Services

For over 30 years, Maslow has been a leader in the staffing industry, building and continuously expanding a global network of multimedia and video production professionals.

In recent years, we have broadened our focus beyond media roles to include staffing services for Creative, Marketing and IT positions. This diversification enables us to meet the evolving needs of our clients across various industries.

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

In 2021, we launched a dedicated practice focused on placing full-time employees on a contingency fee basis. This high-margin business line has had a positive impact on our overall margins and operating income, as detailed in our Results of Operations. Unlike temporary staffing or EOR services, Direct Hire placements do not incur employee or 1099 vendor costs, with costs limited to an allocated share of recruiting software subscription costs. This line of business, initially branded as “Permanent Placement,” continues to strengthen our profitability.

Video Production Services

Our Production Services division supports a wide array of video production projects, including branding videos, documentaries, public service announcements (PSAs), training modules, live events, webcasts, animations, and more. Our freelance teams collaborate with our in-house, full-time Video Production Managers, who bring extensive experience to each project. These managers work closely with the team to shape the vision and story, ensuring seamless execution from concept to final delivery.

In addition to our human resources, Maslow sources state-of-the-art broadcast equipment for use across television, internet, and social media platforms.

IT Staffing Solutions

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

Creative Staffing Solutions

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

Marketing Staffing Solutions

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

Comprehensive Production Services

Maslow provides a wide range of production services, including:

●	Pre-Production:
	○	Conceptualization of final video deliverables
	○	Scriptwriting and site scouting
	○	Budget development and management
●	Production:
	○	Booking and logistics management for field and studio teams
	○	High-definition camera crews and field support worldwide, including audio-visual teams, makeup artists, field producers, and full equipment rental
●	Post-Production:
	○	Non-linear editing and graphic design
	○	Animation, including whiteboard animation
	○	Color correction
	○	Narration and talent sourcing
●	Live Broadcast Services:
	○	Satellite and streaming capabilities
●	Studio Management:
	○	Fully staffed client studio operations

Maslow’s dedication to quality, flexibility, and technical excellence ensures each project meets or exceeds client expectations, no matter the scope or complexity.

INDUSTRY OVERVIEW AND TRENDS

Industry Overview

Maslow operates within the workforce management and production services industry, a segment of the broader human capital solutions market. The Company’s core offerings, including employer of record (“EOR”) services, staffing and workforce solutions, managed services, and video production support — predominantly fall under temporary staffing and outsourced workforce management solutions.

The workforce management industry, particularly temporary staffing and outsourced workforce solutions, plays an integral role in enabling businesses to respond to dynamic labor needs. Temporary staffing allows clients to scale labor resources efficiently, convert fixed labor costs into variable expenditures, and access specialized talent.

Demand for outsourced workforce management solutions has grown in recent years as businesses increasingly seek cost efficiencies, payroll compliance support, and operational flexibility.

The industry includes a range of service providers, from traditional staffing firms to specialized EOR and managed employment solution providers. These services facilitate compliance with employment regulations, streamline contingent workforce oversight, and reduce administrative burdens associated with labor management.

According to Staffing Industry Analysts (SIA), as of February 20, 2026, the U.S. staffing ranks as the largest staffing market in the world with revenue of $184 billion in 2024 .

Industry Trends

Several key trends are shaping the workforce management industry:

●	Growth Dynamics and Market Conditions. According to Staffing Industry Analysts (SIA) in their U.S. Staffing Industry Forecast, 2025–2026, the U.S. staffing market is projected to grow modestly in 2026 following a contraction in 2025. SIA reports that the staffing industry is expected to have cumulative growth of 10% between 2025 and 2030 , Industry performance continues to reflect underlying macroeconomic conditions, client demand variability, and labor market tightness.

●	Continued Adoption of Flexible Workforce Models. As organizations seek operational agility, temporary and contract workforce solutions remain a strategic lever for managing cost structures and scaling project demand without long-term fixed commitments.

●	Integration of Artificial Intelligence and Automation. Staffing and workforce solutions providers are increasingly integrating artificial intelligence (“AI”) and automation tools across recruitment, candidate sourcing, screening, matching, and onboarding workflows. Recent industry surveys indicate that a majority of talent acquisition functions now utilize AI-enabled tools, with growing deployment of autonomous agents for candidate engagement and qualification (SIA / Korn Ferry Talent Acquisition Trends Report, 2025.). These technologies are improving recruiter productivity, speed to fill, and workforce matching accuracy.

●	Increasing Demand for Outsourced and Managed Services Solutions. Clients are showing rising interest in comprehensive outsourced workforce solutions, including managed services programs (“MSP”) and EOR arrangements. In certain professional and skilled labor segments, outsourced models accounted for a meaningful share of total industry revenue in recent periods (SIA U.S. IT Staffing and Solutions Benchmarking Survey, 2025). Businesses in highly regulated environments have favored third-party workforce partners to manage compliance complexity, payroll administration, and tax reporting obligations.

●	Reliance on Third-Party Digital Platforms for Talent Sourcing. Adoption of digital sourcing and online advertising channels remains pervasive across staffing firms. Industry data suggests widespread utilization of online job advertising platforms, with many firms planning to maintain or increase investments in digital candidate acquisition tools to support volume hiring and specialized talent pipelines (Staffing Industry Analysts Digital Usage Survey, 2025).

●	Regulatory and Compliance Developments Affecting Technology Use. As the use of AI accelerates, regulatory frameworks at the federal and state levels are emerging. Several jurisdictions are considering or implementing laws related to AI transparency, data privacy, and algorithmic decision-making. Organizations operating in multiple states are increasingly monitoring regulatory developments to ensure compliance and mitigate potential liabilities.

Competitive Landscape

The U.S. temporary staffing industry is large and highly fragmented, comprising thousands of competing firms. In 2026, the industry is projected to reach $183 billion, a 2% increase from 2025.

The American Staffing Association (ASA) projects U.S. GDP growth of 2.1% in Q1 2026. Given the strong correlation between staffing industry performance and GDP trends, this projection is significant. ASA also reported a 2% year-over-year increase in temporary help jobs as of January 2025.

Economic and Regulatory Factors

The staffing and workforce management industry is influenced by macroeconomic conditions and regulatory developments. Demand for temporary staffing and employer of record (“EOR”) services is closely tied to overall labor market strength, workforce participation rates, and employer demand for flexibility. The industry is cyclical in nature, generally expanding during periods of economic growth and contracting during downturns as clients reduce labor utilization and discretionary spending.

Key economic factors influencing industry dynamics include:

●	Interest rate levels and access to capital
●	Inflationary pressures and wage growth
●	Unemployment and labor force participation rates
●	Geopolitical instability and economic sanctions
●	General economic growth or recessionary conditions

Regulatory complexity continues to drive demand for EOR and managed workforce solutions, particularly among employers operating across multiple jurisdictions. Federal, state, and local employment laws frequently change and may increase compliance obligations for employers.

Recent legislative developments include expanded paid family and medical leave programs in several states, enhanced pay transparency and reporting requirements, evolving data privacy and artificial intelligence regulations affecting employment decision-making, and changes to wage, hour, and workplace safety standards.

These developments increase administrative complexity for employers and may contribute to continued demand for outsourced workforce compliance solutions.

GROWTH STRATEGY

Maslow’s growth strategy is focused on expanding revenue within existing client relationships, broadening its Employer of Record (“EOR”) and Staffing Solutions footprint, and improving margin mix through higher-value service offerings.

1. Vertical Expansion Within Existing Accounts

The Company seeks to increase share-of-wallet within existing client relationships by introducing IT, creative, marketing, HR, and finance staffing solutions to established media and EOR clients. This cross-selling approach leverages existing relationships, reduces customer acquisition costs, and increases revenue per client.

2. Expansion of EOR and Staffing Solution Services

The Company continues to expand its EOR and Staffing model beyond the media sector into industries with meaningful freelance, project-based, and multi-state workforce requirements. Regulatory developments, including evolving worker classification standards and multi-jurisdictional employment compliance obligations, have increased demand for outsourced employer-of-record solutions.

The Company’s target client profile includes:

●	Multi-state employers
●	High-growth companies
●	Professional services firms
●	Organizations operating hybrid workforce models

3. Margin Optimization Through Direct Hire and Managed Services

The Company continues to develop its Direct Hire and Managed Services offerings to enhance margin profile and revenue visibility. Direct Hire placements generate fee-based revenue without associated payroll exposure, while Managed Service engagements typically involve longer contract durations and greater revenue predictability relative to short-term staffing assignments.

COMPETITIVE LANDSCAPE AND DIFFERENTIATION

The staffing and employer-of-record (“EOR”) market is highly fragmented. Competitors range from large publicly traded global firms to regional providers and technology-enabled platforms offering digital workforce solutions.

The Company primarily operates within specialized professional segments, including media, production, and project-based workforce environments, where client relationships, industry experience, regulatory compliance, and service execution are significant competitive factors.

The Company’s competitive positioning is supported by the following characteristics:

Industry Experience in Media and Project-Based Environments
The Company has longstanding experience serving corporate media, broadcast production, and event-driven organizations, which often require specialized workforce coordination and rapid deployment capabilities.

Integrated Workforce Solutions Model
The Company provides staffing solutions including managed services, EOR, and production-related services within a single operating platform. This integrated approach allows clients to engage multiple workforce solutions through one provider.

Compliance and Client Service Infrastructure
In addition to technology-enabled processes, the Company maintains internal compliance oversight and client service resources focused on employment risk management, payroll administration, and workforce support.

Flexible Service Structures
The Company offers customizable workforce solutions designed to address varying client needs across industries and project scopes.

The Company believes this model enables it to compete effectively in relationship-driven and compliance-sensitive market segments.

INDUSTRY CYCLICALITY AND REVENUE TRENDS

The staffing industry has historically been cyclical and is often considered a leading indicator of broader economic conditions. During periods of economic expansion, clients frequently utilize temporary staffing to supplement their existing workforce and may convert temporary placements to permanent hires as long-term demand becomes more certain. During economic downturns, demand for temporary staffing can decline rapidly as clients reduce operating costs and workforce levels.

In addition to macroeconomic conditions, the Company’s revenue patterns are influenced by seasonal factors, including recurring annual client events, political cycles, and sporting seasons that drive demand for short-term staffing and production support. Over the past seven fiscal years, including 2025, the fourth quarter has been the Company’s highest revenue quarter, contributing an average of approximately 27.9 % of annual revenue. This concentration has historically been driven by fall event schedules and year-end project activity.

In recent periods, the Company has observed reduced revenue in December as certain clients suspend or scale back media operations during the holiday period. This shift has modestly altered recent intra-quarter revenue patterns, with last four-year average between 2022-2025 in December average $1,706 versus previous three-year average of $3,000 from 2019-2021.

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

ITEM 1A. RISK FACTORS

There are numerous and varied risks that may prevent us from achieving our goals, including those described below. You should carefully consider the risks described below and the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. Our business, financial condition, and results of operations could be harmed by any of the following risks. If any of the events or circumstances described below were to occur, our business, financial condition, and results of operations could be materially adversely affected. As a result, the trading price of our common stock could decline, and investors could lose part or all of their investment. The risks below are not the only risks we face. Additional risks not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, or results of operations. All dollar amounts presented in this Form 10-K, unless otherwise specified, are expressed in thousands.

Impact of Economic Conditions and Global Instability

Demand for staffing and employer-of-record (“EOR”) services is closely tied to general economic conditions and client workforce needs. Economic downturns, labor market weakness, reductions in client spending, or industry-specific contractions may cause clients to reduce their use of our services, terminate engagements, or seek pricing concessions, any of which could reduce our revenue and profitability.

In addition, broader events such as inflationary pressures, high interest rates, geopolitical instability, economic sanctions, public health events, or other disruptions may adversely affect clients’ operations, vendor payment behavior, and workforce demand. These conditions may also increase our operating costs, including compensation, benefits, insurance, and financing costs, and could adversely affect our business, financial condition, and results of operations.

RISKS RELATED TO OUR COMPANY

Our business model requires significant working capital

Our business requires significant working capital, and delays in client payments or reduced access to receivables-based financing could adversely affect our liquidity.

The Company utilizes receivables purchase programs with certain financial institutions. These arrangements may be accounted for as sales of financial assets under ASC 860 when control is surrendered; however, changes in structure or facts could result in a different accounting outcome. The classification of these arrangements requires judgment and is based on an evaluation of factors including control over the transferred assets and the Company’s continuing involvement. Changes in the structure of these arrangements or in the Company’s assessment of the applicable accounting criteria could result in a different accounting treatment, which could impact the Company’s reported financial position, results of operations, and cash flows.

A significant portion of our services involves employing field talent and funding payroll, employment taxes, and benefit-related obligations before we collect payment from clients. As a result, our liquidity is sensitive to the timing of client payments, customer concentration, and the availability and cost of receivables-based financing arrangements, including factoring.

If clients delay payment, dispute invoices, reduce usage of our services, or become unable to pay amounts owed, our cash flow may be adversely affected. If receivables-based financing is reduced or becomes more expensive (including due to concentration limits, eligibility requirements, or other program restrictions), we may experience liquidity constraints. Such constraints could impair our ability to fund payroll and operating needs and increase financing costs, which could adversely impact our business, financial condition, and results of operations.

We may not be able to raise additional capital on acceptable terms, if at all, and equity financings may dilute existing shareholders.

We have ongoing needs for working capital to fund operations, invest in systems and personnel, pay costs associated with being a public company, and pursue strategic initiatives. We may be required to raise additional funds through equity or debt financing. While we may be able to obtain additional debt or equity financing, such financing may be available only on terms that are costly, include restrictive covenants, require significant collateral, or result in substantial dilution to existing shareholders.

Any future sale or issuance of equity securities would dilute existing shareholders and could be at prices substantially below the prices at which our shares trade. If additional debt is incurred, we may be subject to meaningful debt service obligations and covenants that could restrict our operations and liquidity. If we are unable to raise capital or generate adequate cash from operations, we may be required to reduce costs, delay initiatives, forego business opportunities, or pursue other alternatives that could materially adversely affect our business.

Our capital structure and potential future issuances of shares, including shares held in treasury, could dilute existing shareholders and adversely affect the market price of our common stock.

We may seek to raise capital, pursue acquisitions, recapitalize the Company, or fund strategic initiatives through the issuance of equity securities, including shares currently held in treasury, or through the issuance of convertible securities or warrants.

The sale or issuance of a substantial number of shares of common stock, or the perception that such sales may occur, could adversely affect the market price of our common stock and increase volatility. Any such issuance would dilute existing shareholders and could reduce earnings per share or voting power. In addition, the availability of treasury shares for reissuance may create an overhang that could negatively impact investor perception or market pricing.

Our revenue and accounts receivable are highly concentrated among a small number of customers, and the loss of, or reduction in business from, one or more major customers could materially adversely affect our results.

We depend on a limited number of customers for a significant portion of our revenue. For the year ended December 31, 2025, our two largest customers represented approximately 58.4% of total revenue, and our top five customers represented approximately 76.7% of total revenue. A substantial portion of our revenue is derived from EOR arrangements with large institutional clients.

The loss of, or a substantial reduction in business from, any of these customers, whether due to budget reductions, internalization of workforce needs, program changes, competitive pressures, regulatory developments, or other factors, could significantly reduce our revenue and adversely affect our operating results. We may not be able to replace lost revenue on a timely basis, or at all.

In addition, and consequently, accounts receivable is concentrated among a small number of customers. If one or more major customers delays payment, disputes invoices, or becomes unable to pay, our liquidity and working capital could be materially adversely affected.

Our business is sensitive to economic downturns, and clients may reduce their use of our services or delay payments.

Because demand for staffing and workforce solutions is sensitive to changes in the level of economic activity, our business may suffer during an economic downturn. When demand drops, our operating results may be impacted unfavorably because selling and administrative expenses may not decline as quickly as revenue. In addition, during downturns clients may slow vendor payments, seek more flexible payment terms, dispute charges, or become unable to pay their obligations. These factors could significantly affect our business, financial condition, and results of operations.

We are exposed to employment-related claims and costs, and litigation or regulatory actions could be costly and adversely affect our business.

Our business model involves employing individuals and placing them in client work environments over which we have limited control. As the employer of record for many placements, we assume certain risks and potential liabilities, including claims relating to discrimination, harassment, workplace safety incidents, wage and hour compliance (including meal and rest break requirements), overtime classifications, worker classification standards, immigration matters, employee benefits, wrongful termination, background screening, privacy, and other employment-related matters.

Certain jurisdictions, including California and New York, provide for representative actions, statutory penalties, and enhanced remedies for technical or administrative violations of wage and hour laws. Even inadvertent errors in payroll practices or compliance procedures may result in claims, investigations, fines, penalties, settlements, and / or defense costs.

As a result, we may incur fines, penalties, damages, legal fees, and other costs, and we may be subject to negative publicity. Litigation and regulatory matters can be expensive, time-consuming, and distracting to management, and could materially adversely affect our business, financial condition, and results of operations.

We assume payroll and related obligations for our employees and are exposed to client credit risk.

We generally assume responsibility for payroll and related obligations for field talent, including the payment of wages and certain employment taxes. These obligations are fixed regardless of whether clients make payments in accordance with their contractual terms. If clients fail to pay on a timely basis or at all, we may be required to fund payroll and related obligations using working capital or financing sources, which could materially adversely affect our liquidity and results of operations.

Workers’ compensation and other insurance costs may increase and reduce our margins and liquidity.

We are responsible for workers’ compensation and other insurance costs for both staff employees and field talent. Premiums, claims frequency and severity, medical cost inflation, actuarial estimates, and changes in insurance markets or regulations may increase costs. There can be no assurance that we will be able to increase fees charged to clients in a timely manner or in amounts sufficient to cover increased insurance-related costs. Increased costs could reduce margins, increase working capital requirements, and materially adversely affect our business, financial condition, and results of operations.

Government regulation could increase compliance costs and expose us to penalties or liability.

Our business is subject to numerous federal, state, local, and, in some cases, international laws and regulations, including employment, wage and hour, paid leave, workplace safety, unemployment insurance, worker classification, data privacy, and other requirements. Because we place employees across multiple jurisdictions, compliance can be complex and resource intensive. Changes in law, increased enforcement activity, or failures in compliance processes could result in fines, penalties, litigation, and reputational harm, and could materially adversely affect our business, financial condition, and results of operations.

The success of our business depends on our ability to attract and retain qualified employees and field talent.

Our success depends on our ability to attract and retain qualified personnel, including recruiters, sales and client service staff, and field talent with skills demanded by clients. Competition for qualified personnel may intensify, compensation levels may increase, and the available pool of qualified talent may be limited to certain specialties. If we cannot attract and retain qualified personnel, the quality of our services may deteriorate, our ability to grow may be constrained, and our business and results of operations may be materially adversely affected.

Our business depends on key members of management, and the loss of their services could disrupt operations.

Our future success depends in part on the experience and leadership of key members of our management team. The loss of one or more key personnel, or difficulties in recruiting and retaining qualified management and operational personnel, could disrupt operations, adversely affect customer relationships, delay strategic initiatives, and materially adversely affect our business, financial condition, and results of operations.

Cybersecurity incidents or data breaches could disrupt operations and expose the Company to liability.

We collect, store, and transmit sensitive employee and client information. Security controls and practices may not prevent improper access to, or disclosure of, confidential information, including personally identifiable information. Cybersecurity incidents may occur through a variety of means, including malware, ransomware, social engineering, credential compromise, or system vulnerabilities.

Any incident that results in unauthorized access, disclosure, or loss of data could harm our reputation, result in contractual or regulatory liability, and increase costs, which could materially adversely affect our business, financial condition, and results of operations. In addition, data privacy and cybersecurity regulations are evolving and may increase compliance costs.

The Company could face disruption and increased costs from outsourcing or the use of third-party service providers.

We rely on third-party providers and may outsource certain functions. Transitioning processes to third parties or offshore resources may create risks of errors, omissions, service disruptions, or control failures. Any such issues could negatively impact clients, damage our reputation, and result in liability or loss of customers.

Our acquisition strategy creates risks, and acquisitions may not be successful.

We may pursue acquisitions of businesses, assets, or technologies. We may fail to identify attractive targets or may be unable to complete acquisitions on acceptable terms. Acquisitions involve risks, including integration difficulties, diversion of management attention, overvaluation, unanticipated liabilities, impairment of goodwill or intangibles, disruption to customer or employee relationships, and challenges in maintaining internal controls. If acquisitions are not successful, our business and results of operations could be materially adversely affected.

Our operations across numerous geographies may be affected by natural disasters, travel disruptions, or other events beyond our control.

We operate in multiple jurisdictions and may be affected by natural disasters, severe weather, travel disruptions, terrorism, war, public health events, or other factors beyond our control. These events could adversely affect our ability to service clients, impact employees and vendors, disrupt operations, and materially adversely affect our business, financial condition, and results of operations.

RISKS RELATED TO OWNERSHIP OF COMMON STOCK

The market price of our common stock may be volatile or may decline regardless of our operating performance.

The market price of our common stock has been, and may continue to be, volatile. The market price may fluctuate significantly due to factors beyond our control, including fluctuations in operating results, lack of analyst coverage, the OTC market environment, “penny stock” rules, sales of significant blocks of stock, general market conditions, and other events.

In addition, stock markets have experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many companies. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and management attention, and adversely affect our business, results of operations, and financial condition.

Our common stock is subject to “penny stock” rules, which may reduce liquidity and increase transaction costs for investors.

Our common stock may be deemed a “penny stock” under SEC rules. The application of “penny stock” rules and FINRA sales practice requirements may reduce the ability of broker-dealers to recommend or execute transactions in our common stock, which could reduce liquidity, increase transaction costs for investors, and adversely affect the market price of our common stock.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We anticipate retaining any future earnings for use in our business.

RISKS RELATED TO OUR PREVIOUS STATUS AS A SHELL COMPANY

Restrictions on reliance on Rule 144 applicable to former shell companies may limit resale of restricted securities.

Rule 144 may be unavailable for the resale of securities issued by an issuer that is a shell company or was previously a shell company, unless certain conditions are met, including continued compliance with Exchange Act reporting requirements. If we fail to meet these conditions, resale of restricted securities under Rule 144 may be limited, which could adversely affect liquidity for holders of restricted securities.

We may have contingent liabilities arising from actions taken by prior owners or related parties that were not disclosed to us at the time of the Merger.

Although we believe previously identified matters have been resolved, prior owners of Maslow and related entities entered into financing arrangements, guarantees, and litigation matters in which Maslow was included as a borrower, guarantor, or named party without the knowledge of current management at the time of the Merger. While certain of these matters have been settled, there can be no assurance that additional undisclosed liabilities, guarantees, or claims will not arise. If we become subject to such obligations, the resulting legal costs, settlements, or judgments could materially adversely affect our business, financial condition, and results of operations.

RISKS RELATED TO BEING A PUBLIC COMPANY

Costs and risks associated with being a public company, including compliance with internal control requirements, may adversely affect our business.

As a public company, we incur significant legal, accounting, governance, and compliance costs and demands on management. We are required to maintain effective disclosure controls and internal controls over financial reporting, including compliance with Section 404 of the Sarbanes-Oxley Act. Although we are currently exempt from auditor attestation requirements applicable to larger issuers, compliance with these requirements requires significant management attention and financial resources. If we fail to maintain effective internal controls, identify material weaknesses, are unable to recruit and retain qualified accounting and finance personnel, or fail to timely prepare and file required reports, we could be required to restate financial statements, become subject to regulatory scrutiny, lose investor confidence, and experience a decline in our stock price.

Evolving disclosure, governance, and compliance requirements applicable to public companies may increase costs and require ongoing modifications to our practices, diverting management time and resources from operating the business.

OTC Listing + Exchange Eligibility

Our common stock is not listed on a national securities exchange, and an active trading market may not develop.

Our common stock is quoted on the OTC Markets platform, and the Company currently files periodic reports with the Securities and Exchange Commission. Our securities are not listed on a national securities exchange such as the New York Stock Exchange or Nasdaq, and we do not currently meet the quantitative listing standards required for such exchanges. There can be no assurance that we will qualify for or obtain a listing on a national securities exchange or maintain quotation on a higher tier of the OTC Markets platform in the future.

Trading in securities quoted on OTC markets is generally less liquid than trading on national securities exchanges. Limited trading volume, a relatively small public float, and reduced market visibility may make it difficult for investors to buy or sell our common stock at desired prices. These factors may also contribute to significant volatility in the market price of our common stock and could adversely affect our ability to raise capital or use equity securities as consideration in acquisitions or other strategic transactions.

In addition, our common stock may be deemed a “penny stock” under applicable SEC rules. Broker-dealers effecting transactions in penny stocks are subject to additional regulatory requirements, including enhanced disclosure obligations and suitability determinations. These requirements may discourage broker-dealer participation in trading our securities and could further limit liquidity and market activity in our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

The Company maintains processes to identify, assess, and manage cybersecurity risks, including periodic risk assessments, monitoring of information systems, and engagement with third-party service providers. Potential cybersecurity incidents are evaluated and escalated to senior management, including the Chief Executive Officer, as appropriate.

The Company’s Chief Executive Officer has primary responsibility for oversight of cybersecurity risk management and is supported by internal personnel and external service providers. The Company relies on a combination of internal controls and third-party technologies to protect its systems and data.

The Board of Directors oversees cybersecurity risk as part of its broader risk oversight responsibilities and receives updates from management on cybersecurity matters as deemed appropriate.

To date, the Company has not experienced any cybersecurity incidents that have materially affected its business, financial condition, or results of operations.

ITEM 2. PROPERTIES

The Company does not have any active office leases at this time and has been operating the Company in a remote environment since April of 2020.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become involved in lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse outcome could have a material effect on the Company’s business, financial condition, or results of operations. Except as described below, the Company is not currently a party to any material legal proceedings.

Vivos Arbitration and Related Matters

Beginning in March 2020, the Company and its wholly owned subsidiary, The Maslow Media Group, Inc. (“MMG”), initiated legal actions against certain former shareholders and related parties (collectively, the “Vivos Group”) arising from alleged violations of the Merger agreement and defaults under related party debt obligations.

In the fall of 2021, the parties agreed to binding arbitration. Proceedings commenced in February 2022. On August 31, 2022, the arbitrator issued an award in favor of the Company and MMG. Supplemental awards were issued on May 17, 2023, October 10, 2023, and October 27, 2023 (collectively, the “Awards”).

Under the Awards, MMG was granted recovery of the outstanding related party indebtedness, contractual interest, attorneys’ fees and expenses of approximately $1,209, and fraud damages of $1,000, which were to be satisfied in part through the transfer of shares of the Company’s common stock to the Company. The gross aggregate amount of the Awards on December 31, 2025 totaled approximately $8,808.

The Company has recorded a portion of these amounts as receivables in its consolidated financial statements based on management’s assessment of collectability. As of December 31, 2025, the recorded balance due from the Vivos Group was approximately $6,357. The difference between the total Awards and the recorded receivable reflects amounts that have not been recognized due to collectability considerations.

On December 29, 2023, the Circuit Court for Montgomery County, Maryland entered the Awards as judgments. The judgments became final on January 29, 2024 and remain enforceable.

In February 2026, the Company entered into a settlement agreement with members of the Vivos Group providing for the transfer of an aggregate of 253,292,210 shares of the Company’s common stock to the Company in satisfaction of amounts owed under the arbitration awards. The Company has filed a motion with the Circuit Court for Montgomery County, Maryland seeking entry of a consent judgment to enforce the settlement and effectuate the transfer of these shares through the Company’s transfer agent. As of the date of this filing, the transfer process has not yet been completed.

The shares, once transferred, are expected to be returned to the Company and treated as treasury shares.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS’ MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION AND HOLDERS

The Company’s Common Stock trades in the over-the-counter market under the symbol RLBY. The high and low sale prices for 2025 and 2024 are set forth below. High and low prices are based on the highest and lowest intraday or closing prices recorded during the entire quarter.

	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
2025
High	$0.0400	$		$0.0364	$0.0250
Low	$0.0400		$0.0270	$0.0364	$0.0250

2024
High	$0.0800		$0.0451	$0.0990	$0.0970
Low	$0.0800		$0.0451	$0.0914	$0.0695

The Company paid no cash dividends in 2024 or 2025.

As of March 20, 2026, the last reported sales price for Company Common Stock was $0.0475 per share.

As of December 31,2025, there were 723 holders of record of Company Common Stock.

EQUITY COMPENSATION PLANS

None

RECENT SALES OF UNREGISTERED SECURITIES

None

SHARE REPURCHASES

None

ITEM 6. [RESERVED]

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

EXECUTIVE OVERVIEW

Non-GAAP Financial Measures

The Company uses Operating Income Before Interest, Taxes, Depreciation and Amortization (“OIBITDA”) as a supplemental measure of operating performance.

We define OIBITDA as operating income (loss) before interest, taxes (incl. franchise and state minimum taxes), depreciation and amortization and certain corporate overhead expenses associated primarily public company governance, compliance and legacy legal matters.

OIBITDA is not a measure of financial performance under U.S. GAAP and should not be considered a substitute for net income (loss) or operating income (loss). However, management believes OIBITDA provides investors with useful information to evaluate core operating results by excluding the effects of non-cash depreciation and amortization and certain corporate expenses associated with maintaining the Company’s public reporting structure.

Management uses OIBITDA to evaluate operating performance, prepare budgets and forecasts, and assess performance relative to internal targets.

A reconciliation of net income (loss), the most directly comparable GAAP measure, to OIBITDA is presented below:

	December 31,
	2025	2024
Operating Income	$(830)	$(707)
Depreciation and amortization	29	23
State & local taxes	15	28
Corporate public company expense	743	658
	$(43)	$2

Operational performance comparison for the years ended December 31, 2025, and 2024 are as follows:

	December 31,
	2025	2024
Revenue	$20,717	$23,982
Gross profit	$2,952	$3,192
OIBITDA	$(43)	$2
Income (loss) before income taxes	(650)	(594)
Net income (loss)	$(664)	$(594)

Certain state minimum taxes were reclassified from SG&A to income tax expense in 2025 to conform with current period presentation.

2025 Financial Performance Overview

In 2025, MMG generated revenue of $20,717, a decline of $3,265 (13.6%) from $23,982 in 2024. The decrease was primarily attributable to reduced EOR revenue; however, performance in our staffing segment improved meaningfully year-over-year. Staffing revenue increased by $771 (23.4%) and staffing gross margin expanded to 23.0% from 18.7% in 2024.

Total gross profit declined to $2,952 from $3,192 in 2024, a decrease of $240 (7.5%). Importantly, the decline in gross profit was proportionally less than the decline in revenue, resulting in an overall 90 basis point gross margin improvement to 14.2% in 2025 compared to 13.3% in 2024.

Selling, General and Administrative expenses decreased by $117 to $3,782 (3.0%) in 2025, compared to $3,899 in 2024. Interest income of $514 exceeded interest expense of $105 during 2025, but other expense totaled $229, consisting primarily of legal fees associated with recovery of arbitration awards and $73 in loss on sale of receivables, an improvement of $20 compared to $249 of other expense recorded in 2024.

Enterprise Client Performance

Our top five enterprise clients remained active in 2025, each generating at least $1,000 in revenue, consistent with the prior year.

Our largest client generated $6,535 in revenue in 2025, an increase of $1,116 (20.6%) over 2024, nearly matching the prior year’s record level.

Our second-largest client generated $5,565 in revenue, a decline of $888 (13.8%) compared to 2024.

Our third-largest client in 2025 was previously ranked fourth in 2024. Revenue from this client increased modestly by $29 (2.0%) to $1,429. The shift in ranking was primarily attributable to a significant decline from our prior third-largest client, whose revenue decreased by $2,214 (65.3%) to $1,177.

Gross Profit and Margin Analysis

Although total gross profit declined by $240 in 2025, consolidated gross margin improved to 14.2% from 13.3% in 2024, reflecting favorable changes in revenue mix and improved performance within the Staffing segment.

The 90 basis point increase in gross margin was driven by the following factors:

1.	Growth in Staffing revenue and margin expansion contributed approximately 190 basis points of positive impact. This improvement was largely driven by expansion in managed services and consulting activity, which increased by $1,653, from $964 in 2024 to $2,617 in 2025, generating approximately $221 of incremental gross profit.

2.	Increased utilization of lower-margin 1099 EOR contractors, which negatively impacted consolidated gross margin by approximately 90 basis points.

3.	Lower Direct Hire performance, partially offset by improvement in Video Production margins, resulting in a net negative impact of approximately 10 basis points.

Over the past seven years, MMG has meaningfully improved gross margin, increasing from 10.3% in 2018 to a peak of 14.2% in 2023. In 2024, this trend was temporarily interrupted as growth in discounted 1099 EOR revenue reduced consolidated margin to 13.3%. In 2025, consolidated margin returned to 14.2%, matching the Company’s historical peak.

Within the EOR 1099 segment, gross profit declined from $2,445 in 2024 to $1,933 in 2025, representing an 11.8% gross margin. This mix shift reduced consolidated margin by approximately 70 basis points.

Offsetting this pressure, Staffing gross profit increased by $317 on revenue growth of $771, resulting in gross margin expansion from 18.7% in 2024 to 23.0% in 2025. Within Staffing, W-2 placements generated $338 of incremental gross profit year over year, on $813 of additional revenue, producing a 23.4% gross margin compared with 18.8% in 2024.

The largest contributor to margin improvement within Staffing was the Company’s managed services business, which generated approximately $221 of incremental gross profit and contributed approximately 150  basis points of consolidated margin improvement. Late-year consulting activity contributed an additional 10 basis points, bringing the combined managed services and consulting impact to approximately 160 basis points of consolidated margin expansion.

Overall, the positive impact from Staffing margin expansion (approximately +190 basis points), partially offset by 1099 EOR mix pressure and modest Direct Hire and Video Production changes, resulted in a net 90 basis point improvement in consolidated gross margin year-over-year.

Operational Transition and Outlook

During 2025, the Company continued to incur legal expenses and devote executive resources to matters involving the Vivos Group. Legal costs associated with these matters totaled $159 and were recorded within Other Income (Expense) (see Results of Operations). Following execution of a settlement agreement on February 16, 2026, management expects legal costs associated with award recovery and related proceedings to decline in 2026.

Maslow had historically generated positive operating income as reflected in OIBITDA (See ITEM 7) prior to 2025. In 2025, however, Maslow saw an operational loss and landed with OIBITDA of ($43), compared to OIBITDA of $2 in 2024 and $57 in 2023. Management views 2025 as a transitional year characterized by revenue contraction in certain service lines, expansion of staffing activities, cost realignment initiatives, and restructuring of the sales organization intended to support future growth.

Outlook for 2026

The Company enters 2026 with a streamlined cost structure, strengthened sales leadership, and a renewed focus on higher-margin service lines. During the second half of 2025, management implemented targeted cost reductions and selectively outsourced certain administrative functions to improve operational efficiency and enhance operating leverage. These actions are expected to better position the Company to scale revenue without a proportional increase in fixed costs .

In 2025, the Company invested in commercial leadership, including the hiring of a Vice President of Sales and a Client Development Manager with media staffing expertise. An additional experienced sales resource is expected to join in early 2026. The Company has been invited to participate in several competitive RFP processes and is expanding its reach beyond traditional media verticals. Based on current pipeline visibility, management anticipates revenue growth in 2026 relative to 2025, subject to client demand and broader economic conditions.

Staffing Solutions, including managed services and direct hire, are expected to represent an increasing proportion of revenue. These service lines historically generate higher gross margins than EOR services and are expected to contribute positively to blended margin performance. While EOR remains an important foundational revenue stream, management’s strategy is to gradually rebalance revenue mix toward higher-margin staffing and managed services offerings.

Improved profitability is a key objective for 2026. Management expects to reduce operating losses compared to 2025 through revenue growth, margin mix enhancement, and disciplined cost management. Hiring plans remain targeted primarily toward revenue-generating roles, with additional expansion contingent upon sustained growth.

The Company continues to actively manage working capital and liquidity. Receivables-based financing arrangements remain an integral component of payroll funding operations, and management evaluates funding sources based on cost of capital, timing, and client concentration considerations. Capital discipline will remain central to operational decision-making.

As discussed in Items 1A and Item 3, treasury shares may provide future capital structure flexibility, including potential use in equity financing transactions or strategic acquisitions. Given current liquidity priorities, management views acquisition activity in 2026 as opportunistic rather than near-term dependent.

The Company successfully transitioned to the OTC-ID market tier during 2025 and continues to evaluate potential advancement to higher OTC tiers, including OTCQB or OTCQX, subject to meeting applicable requirements and strategic considerations. Management remains focused on strengthening operating performance as the primary driver of long-term shareholder value.

COMPANY OVERVIEW

Maslow is a workforce management solution provider with proven capabilities delivering employer of record (EOR), Staffing Solutions services, consisting of media, IT, and administrative resources. We provide services to clients primarily within the United States of America.

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

●

Staffing Solutions: Staffing covering a wide variety of specialties: media, information technology (“IT”), accounting and finance, HR, marketing, sales, and other administrative personnel. Staffing Solutions includes a variety of types including temporary, contracted, managed services and consulting.

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

RESULTS OF OPERATIONS

Maslow generated revenues of $20,717 for the year ending December 31, 2025, representing a decrease of $3,265 (13.6%) compared to $23,982 for the year ended December 31, 2024.

The decline was primarily attributable to reduced activity from two of our largest clients. One client experienced funding constraint resulting in a revenue decrease of $2,214 (65.3%), while another client generated $5,565 in revenue in 2025, representing a decrease of $888 (13.8%) compared to 2024. Additionally, three clients that ceased conducting business with the Company during 2024 accounted for approximately $1,398 of the year-over-year revenue decline.

Our top ten clients represented 19,270, or approximately 93.0%, of total revenue in 2025, compared to $21,269, or 89.1%, of total revenue in 2024.

In December 2025, rebates totaling $13 were issued to customers that achieved contractual revenue thresholds, compared to $70 in 2024. This total changed not due to lower revenues but due to an agreed excluded class of revenue.

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of revenues, and were derived from our consolidated financial statements.

	December 31,
	2025	2024
Revenue	$20,717	$23,982
Cost of services	17,765	20,790
Gross profit	2,952	3,192
Selling, general and administrative expenses	3,782	3,899
Operating loss	(830)	(707)
Interest income	5	18
Interest income from related parties	509	452
Interest expense	(105)	(108)
Other income (expense)	(229)	(249)
Income/(Loss) before taxes	(650)	(594)
Income tax benefit (expense)	(14)	-
Net Income (Loss)	$(664)	$(594)

Revenues: By Segment

	2025	% of Revenue	2024	% of Revenue
EOR	$16,400	79.2%	$20,382	85.0%
Staffing Solutions	4,072	19.7%	3,301	13.7%
Video and Multimedia Production	208	1.0%	204	0.9%
Direct Hire	37	0.2%	95	0.4%
Total Revenue	$20,717	100%	$23,982	100%

Employer of Record (EOR) Revenues: Employer of Record (“EOR”) revenue totaled $16,400 in 2025 compared to $20,382 in 2024, representing a decrease of $3,982 (19.5%). EOR revenue represented 79.2% of total revenue in 2025 compared to 85.0% in 2024.

The decrease was primarily attributable to reduced activity from one significant enterprise client, which accounted for approximately $2,190 of the decline. Approximately $700 of the decline related to clients that ceased operations with the Company during 2024. An additional $463 resulted from a client transitioning personnel to a managed staffing arrangement. Other client-level demand fluctuations accounted for the remaining variance.

Revenue declines among EOR clients totaled approximately $5,650, partially offset by approximately $2,119 of increased activity among other clients.

Staffing Solutions Revenues: Staffing revenue increased $771 (23.4%) to $4,072 in 2025 from $3,301 in 2024. Staffing represented 19.7% of total revenue in 2025 compared to 13.8% in 2024. The increase reflects continued expansion in Media Staffing and improved demand across select accounts.

Video and Multimedia Production Revenues: Revenue from video production services, including managed services and project-based freelance work, increased by $4, from $204 in 2024 to $208 in 2025. This segment represented 1% of total revenue, compared to 10 bps lower at 0.9% in 2024.

Gross Profit: Gross profit for 2025 was $2,952 compared to $3,192 in 2024, representing a decrease of $240 or 7.5%. Despite lower revenue, consolidated gross margin improved to 2023 levels at 14.2% in 2025 from 13.3% in 2024.

The overall margin improvement was driven primarily by:

●	Increased contribution from Staffing Solutions, which grew by $771 (23.4%) and represented 19.7% of total revenue compared to 13.8% in 2024.
●	Expansion in Staffing Solutions gross margins to 23.0% from 18.7% in 2024.
●	The Managed Service Staffing component alone drove 1.5 % of total business margin improvement
●	Improved margins within Video Production services.

Managed services expanded in 2024 and 2025 to 2,617 from approx.$84 in 2023, carrying gross margins of 25.3% in 2025. Couple this with $17 in revenue at 41.5% margin consulting-based staffing, and staffing margin expanded by 4.4%, with the aforementioned 1.6% in overall margin expansion.

EOR gross margin declined to 11.8% in 2025 from 12.0% in 2024. The decrease was primarily attributable to:

●	Revenue mix shift, including approximately $1.5 million of lower-margin 1099 contractor project activity;
●	Increased workers’ compensation expense of approximately $34 due to higher experience modification factors; and
●	Portfolio contraction of standard-margin revenue, which reduced operating leverage.

Non-EOR gross margins improved to 23.6% from 20.8 % in 2024.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses decreased by $117 (3.0%) to $3,782 in 2025 compared to $3,899 in 2024. The most significant driver of the decrease was lower salary and benefits expense of $260, primarily consisting of bonus reductions of $127, wage savings of $102, payroll tax reductions of $11, and lower health benefit costs of $17. As a result, loaded salary and wages as a percentage of total SG&A decreased from 72.9% in 2024 to 68.4% in 2025.

Other key drivers of changes in SG&A were as follows:

●	Contract Services decrease by $17 or 35.4%
●	Business Insurance package decrease by $13 or 6.6%
●	Marketing & Promotion expense decrease by $10 or 18.9%
●	Legal fees and no-fault settlement increased costs by $163
●	Software increased by $22 or 12.1%
●	Accounting Fees associated with tax and PCAOB audit requirements increased by $12 or 7.8%

From an MMG operational perspective, SG&A costs were down $202 or 6.2% in 2025 from 2024. Loaded Salaries, inclusive of benefits, commissions, payroll tax, and bonus were favorable by $186 in the year ending December 31, 2025, compared to same period in 2024. Marketing, Contract services and Business Taxes were favorable by $18, $17 and $12 , respectively while Software costs increased by $22. $14 of the Business Tax decrease was a reclassification to state income taxes in 2025.

Corporate costs, which consist of nonoperational and mostly public costs, were $86 or 13.1% greater in 2025 to 2024. This sole driver was an employment related settlement for $125 which included another $38 in associated legal fees. Otherwise, loaded salaries were down $75, and business insurance favorable by $12. Cost increases were in the areas of accounting by $9 and $8 for web services.

Interest Income: Interest income from related parties rose by $57, to $509 from $452, as adjustments were made to interest in 2024 based on re-interpretation of the awards.

Maslow also earned $5 in FDIC insured money market interest versus the $18 in interest income earned in 2024 which included $14 from a federal tax refund (2016–2020) and $4 from the same money market account.

Other Income (Expense): In 2025, the Company recorded net other expense of $229, compared to $249 in 2024, representing a year-over-year improvement of $20. The composition of other income (expense) differed significantly between periods.

In 2025, other expense included $72 of losses on receivables sold under the Company’s receivables purchase programs and $157 of legal costs associated with recovery of the Vivos arbitration award.

In contrast, 2024 included $379 of non-operational costs, primarily consisting of legal fees and settlements related to receivership activities ($143), restructuring costs ($121), and Vivos-related matters ($115). These costs were partially offset by $127 of recoveries related to previously overpaid IRS interest and penalties, as well as a $3 credit card rebate.

Recurring items common to both periods were minimal and included nominal credit card rebates of $1 in 2025 and $3 in 2024.

Interest Expense: Interest expense was lower by $3 from $108 in 2024 to $105 in 2025 as the need for using our Gulf Coast factoring facility was partially supplanted by the sales of receivable programs. Lower interest rates also helped as the average Gulf rate was 10.3% in 2025 compared to approximately 11.3% in 2024.

Income Taxes: The Company recorded no federal income tax expense in 2025 or 2024 primarily due to net operating loss carryforwards and a full valuation allowance against deferred tax assets. State income tax expense for 2025 is $14 versus $0 in 2024.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of December 31, 2025, the Company’s primary sources of liquidity consisted of cash on hand, cash generated from operations, receivables purchase arrangements, and access to invoice factoring facilities. The Company’s primary liquidity requirements include funding payroll and related costs for field talent, operating expenses, professional fees, and compliance costs associated with operating as a public company.

Because payroll and related employment costs are generally funded prior to the collection of client receivables, the Company’s working capital requirements are sensitive to client payment timing, revenue concentration, and fluctuations in business activity.

Operating Cash Flow and Working Capital

During 2025, the Company incurred a net loss of $664. Although gross margins improved year-over-year, revenue contraction reduced overall gross profit dollars and contributed to pressure on operating cash flow.

Accounts receivable levels fluctuate based on revenue volume and client payment cycles. Certain enterprise clients operate on extended payment terms, and payment timing variability may cause short-term working capital compression. In addition, seasonal revenue patterns and year-end billing cycles may impact interim liquidity.

Management actively monitors weekly cash flow projections and payroll funding requirements. The Company has historically utilized receivables-based financing arrangements to bridge the timing difference between payroll funding and client collections.

Receivables Financing and Factoring Arrangements

The Company maintains a receivables factoring facility with Gulf Coast Business Credit to provide working capital liquidity. Under this arrangement, eligible invoices are sold or advanced at a specified percentage of face value, with fees based on advance rates and interest spreads above prime.

Factoring provides immediate liquidity but requires settlement upon ultimate client payment, and the effective cost of capital is influenced by client payment timing.

In 2025, the Company also began utilizing receivables purchase programs administered by JPMorgan (“JPM”) and MUFG Bank Ltd. (“MUFG”) for certain invoices related to a large enterprise client.

Under the JPM arrangement, invoices are purchased at a discount based on a rate at approximately 80 basis points over SOFR for the expected collection period, typically ranging from 100 to 105 days.

Under the MUFG arrangement invoices are purchased at a discount based on a rate at approximately 235 basis points over SOFR for the expected collection period, typically at 60 days.

Compared to traditional factoring, both the JPM and MUFG programs provide a lower cost of capital for these receivables but typically results in funding within five to ten days of invoice approval rather than immediate advance.

The Company evaluates funding alternatives based on cost of capital, timing requirements, and concentration exposure.

Liquidity Sensitivities

The Company’s liquidity is primarily influenced by:

●	Revenue concentration among large enterprise clients;
●	Client payment timing and extended payment terms;
●	Payroll funding requirements for field talent;
●	Seasonal fluctuations in activity; and
●	Operating losses.

Receivables based financing arrangements are a consistent component of the Company’s payroll funding process due to the timing differences between payroll obligations and client collections. As revenue volumes declined during 2025 and operating losses reduced available working capital, reliance on both of these financing arrangements increased. While such arrangements provide essential liquidity, they increase financing costs and may adversely impact operating results.

Outlook and Liquidity Sufficiency

Management has prepared cash flow projections covering the twelve-month period following issuance of these financial statements. Based on current revenue expectations, modest growth assumptions, stable gross margin performance, and anticipated operating expenses adjusted for inflationary trends, management believes that existing receivables-based financing arrangements and projected operating cash flows will provide sufficient liquidity to meet anticipated obligations as they become due over the next twelve months.

These projections are subject to inherent uncertainty, including revenue variability, client payment timing, and continued access to receivables-based financing. Material adverse changes in these factors could require additional financing or further cost containment measures.

Capital Structure and Strategic Flexibility

In February 2026, the Company entered into a settlement agreement with members of the Vivos Group providing for the transfer of previously issued shares of the Company’s common stock to the Company in satisfaction of certain related-party obligations. The Company has filed a motion seeking entry of a consent judgment to effectuate the transfer of these shares through the Company’s transfer agent .

Upon completion of the transfer process, the return of these shares is expected to simplify the Company’s capital structure and may provide additional flexibility to pursue recapitalization initiatives, strategic transactions, or equity-based financing opportunities if deemed appropriate by management and the Board .

The Company continues to evaluate opportunities to improve operating leverage, enhance gross margin mix, and optimize working capital efficiency.

As of December 31, 2025, our working capital was $6,646 compared to $7,296 on December 31, 2024. Adjusted Working Capital (excluding $6,357 in Notes Receivable) was $290 versus $1,449 at the end of 2024.

In 2026, we do anticipate SG&A to be relatively stable as some of cost cuts that were made in administrative support staff will have a greater impact with an estimate loaded salary run rate of $126. We expect to add more Sales, Recruiting and Human Resource resources in 2026, which will likely be the source of most cost increases. We also factored in price increases due to inflation but at a lower rate than a year ago.

For 2025, a summary of our operating, investing, and financing activities is shown in the following table :

	December 31,
	2025	2024

Net cash provided by (used in) operating activities	$1,914	$(2,587)
Net cash used in investing activities	(11)	(68)
Net cash provided by (used in) financing activities	(1,942)	2,355
Net change in cash and cash equivalents	$(39)	$(300)

Operating Activities

Cash flows from operating activities primarily consist of net income (loss), adjusted for non-cash items such as depreciation and amortization, as well as changes in working capital. The key factors influencing cash inflows and outflows include factoring, accounts receivable, and accrued payroll and expenses.

In 2025, net cash afforded in operating activities was $1,889, representing an increase of $4,476 compared to net cash outlay of $2,587 in 2024. This increase was primarily driven by a $3,166 decrease in trade receivables as billing in last quarter was down approximately $580 and cash conversion via collection acceleration was approximately $2,510 Accrued expenses and deferred revenue were cash positive at $36 and $27, respectively. Offsetting cash decreases were in the form of accrued third party-related interest of $510, accrued payroll at $190, and the net loss after taxes of $651.

Investing Activities

Cash used in investing activities consisted of $11 for laptops in contrast to the $68 invested in 2024 for implementation of ADP Workforce Now, $52 and $16 for laptops.

Financing Activities

Net Cash repatriated for financing activities was $1,917 in contrast to the $2,355 borrowed net balance in 2024.

Factoring proceeds were $8,299 and repayments were $10,220 in 2025. Repayments, hence increased by $3,290 over the $6,930 returned to Gulf in 2024. In 2025, borrowing was $833 lower than 2024 when it was $9,132.

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

We derive our revenues from four segments: EOR, Staffing Solutions, Direct Hire and Video and Multimedia Production. Revenues are recognized when promised services are delivered to a client, in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Revenues as presented in the consolidated statements of operations represent services rendered to client less variable consideration, such as sales adjustments and allowances. Reimbursements often related to out-of-pocket expenses, and equipment leasing are also included in revenues, and equivalent amounts of reimbursable expenses and leased costs are included in cost of services.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

At 60 days our Factoring APR average in 2025 was approximately 10.3%. Given the current prime interest rate is 6.75% at a DSO of 53, our current average APR as of March 7, 2026, is 9.78%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

18012 Sky Park Circle, Suite 200 Irvine, California 92614 tel 949-852-1600 fax 949-852-1606 www.rjicpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Reliability Incorporated:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Reliability Incorporated and Subsidiary (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses, has experienced liquidity constraints, and is dependent on receivables-based financing arrangements and management’s ability to execute its plans to improve liquidity and operating performance. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the Audit Committee of the Board of Directors and that: (1) related to accounts or disclosures that are material to the consolidated financial statements and (2) involve challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they are related.

Receivable Purchase Agreements — Technical Accounting under ASC 860

The Company entered into receivable purchase agreements with financial institutions during 2025 under which certain trade receivables were transferred to the purchasers. As described in Note 8 to the consolidated financial statements, management concluded that transfers under these arrangements that met program eligibility qualified for sale accounting under ASC 860, Transfers and Servicing, and accordingly derecognized the related receivables, recorded the related discounts and fees as loss on sale, and presented the related cash proceeds and settlements within operating cash flows.

We identified the accounting for the receivable purchase agreements as a critical audit matter because evaluating management’s conclusion involved especially challenging auditor judgment regarding the interpretation of the contractual provisions and the application of ASC 860. In particular, significant judgment was required to evaluate whether the transferred receivables were legally isolated from the Company and its creditors, whether the purchasers had the practical ability to pledge or exchange the transferred receivables, whether the Company retained effective control over the transferred receivables, and whether the limited repurchase provisions were consistent with sale accounting rather than secured borrowing treatment. In addition, judgment was required to evaluate the presentation of the related fees and discounts in the statement of operations and the classification of the related cash flows and disclosures in the consolidated financial statements.

The primary procedures we performed to address this critical audit matter included, among others:

●	reading the executed receivable purchase agreements and related amendments;
●	evaluating management’s technical accounting analysis under ASC 860;
●	involving professionals with specialized knowledge and skill to assist in evaluating the legal isolation support obtained by management;
●	assessing whether the contractual terms provided the purchasers with the ability to pledge or exchange the transferred receivables and whether the Company retained effective control;
●	testing a sample of receivable transfers during the year and agreeing the amounts sold, cash proceeds received, and related fees and discounts to supporting documentation;
●	evaluating the Company’s presentation of the related amounts in the statements of operations and statement of cash flows; and
●	assessing the adequacy of the related financial statement disclosures.

We have served as the Company’s auditor since 2009.

Ramirez Jimenez International CPAs PCAOB ID No.820

Irvine, California

March 31, 2026

RELIABILITY INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$483	$522
Trade receivables, net of allowance for credit losses	1,594	4,785
Other receivables	28	4
Notes receivable from related parties	6,357	5,847
Prepaid expenses and other current assets	341	336
Total current assets	8,803	11,494
Other intangible assets, net	2	2
Property, plant and equipment, net	40	60
Total assets	$8,845	$11,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Factoring liability	$455	$2,375
Accounts payable	728	734
Accrued expenses	323	288
Accrued payroll	381	568
Deferred revenue	235	207
Note payable, current	34	26
Total current liabilities	2,156	4,198
LONG TERM LIABILITIES
Note payable, net of current	16	21
Total long-term liabilities	16	21
Total liabilities	2,172	4,219

Commitment and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Common stock, without par value, 300,000,000 shares authorized, 300,000,000 issued and outstanding as of December 31, 2025, and 2024
Additional paid-in capital	750	750
Retained earnings	5,923	6,587
Total stockholders’ equity	6,673	7,337
Total liabilities and stockholders’ equity	$8,845	$11,556

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	For the Years Ended December 31,
	2025	2024
Revenue earned
Service revenue	$20,717	$23,982
Cost of revenue
Cost of revenue	17,765	20,790
Gross profit	2,952	3,192
Selling, general and administrative expenses	3,782	3,899
Operating loss	(830)	(707)
Other income (expense):
Interest income from related parties	509	452
Interest income	5	18
Interest expense	(105)	(108)
Other income (expense)	(229)	(249)
Loss before income tax expense	(650)	(594)
Income tax expense	(14)	-
Net loss	$(664)	$(594)
Net loss per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted average common shares outstanding:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2025, and 2024

(amounts in thousands, except per share data)

			Additional
	Common Stock		Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance, January 1, 2024	300,000,000	$-	$750	$7,181	$7,931
Net loss		-		(594)	(594)
Balance, December 31, 2024	300,000,000	$-	$750	$6,587	$7,337
Net loss		-	-	(664)	(664)
Balance, December 31, 2025	300,000,000	$-	$750	$5,923	$6,673

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(664)	$(594)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	28	23
Loss on receivable purchase agreements	73
Loss on Disposal of fixed assets	3	-
Accrued interest	(510)	(452)
Changes in operating assets and liabilities:
Trade receivables	3,118	(1,786)
Prepaid expenses and other current assets	(5)	106
Accounts payable	(6)	186
Accrued payroll	(186)	(69)
Accrued expenses	36	(3)
Deferred revenue	27	2
Net cash provided by (used in) operating activities	$1,914	$(2,587)
Cash flows from investing activities:
Purchase of fixed assets	(11)	(68)
Net cash used in investing activities	$(11)	(68)
Cash flows from financing activities:
Proceeds from the factoring facility	8,299	9,132
Repayments to the factoring facility	(10,220)	(6,930)
Proceeds from issuing short term debt	9	51
Repayments of long term debt	(5)	(4)
Payments on behalf of related parties	(25)	-
Repayments of notes receivable from related parties	-	106
Net cash (used in) provided by financing activities	$(1,942)	2,355
Net (decrease) increase in cash and cash equivalents	(39)	(300)
Cash and cash equivalents, beginning of year	522	822
Cash and cash equivalents, end of year	$483	$522

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS, continued

(amounts in thousands)

	For the years ended December 31,
Supplemental disclosures of cash flow information:	2025	2024
Cash paid during the year for:
Interest	$105	$108
Income taxes (received) paid	$-	$-

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

NOTE 1 - NATURE OF OPERATIONS

Reliability Incorporated operates, along with its wholly owned subsidiary, The Maslow Media Group, Inc. (“MMG” or “Maslow”), (collectively, “Reliability” or the “Company”) as a workforce management solutions company. MMG, for over 30 years, focused primarily on the media industry. That changed in late 2019 when MMG began providing staffing services in the area of IT. Now MMG fills roles in a variety of business functional areas, including administrative, IT, accounting and finance, HR, and sales. In servicing its clients, Reliability provides a variety of staffing services which include employer of record, temporary staffing services, and direct hire, primarily within the United States of America in four industry segments: Employer of Record (“EOR”), Staffing Solutions, Video and Multimedia Production resources, and Direct Hire. EOR, which is a unique workforce management solution, represented 79.2% of our revenue in 2025. Our Staffing Solutions segment provides skilled field talent on a nationwide basis for client partner projects. Video Production, for one, involves assembling and providing crews for special projects that can last anywhere from a week to 6 months. In 2021, MMG began building its direct hire business as a separate business segment, which added $37 and $95 in revenue and $33 and $90 in gross profit in 2025 and 2024 respectively.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended December 31, 2025 and 2024, the Company incurred net losses of $664 and $594, respectively. In addition, the Company’s operations require significant working capital to fund payroll and related obligations in advance of collecting client receivables, and the Company remains dependent on receivables-based financing arrangements and timely collections from a concentrated customer base to meet its obligations as they come due.

These conditions and events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these consolidated financial statements are issued.

Management has developed plans to mitigate these conditions and events, which include continued use of existing receivables-based financing arrangements, cost containment and operating expense reductions, efforts to improve revenue and margin mix through higher-margin staffing and managed services, anticipated reductions in legal expenditures following the February 2026 Vivos settlement, and potential capital structure flexibility upon completion of the share transfer contemplated by that settlement.

In connection with the anticipated return of a significant portion (approximately 84%) of the Company’s outstanding shares to treasury, management is also evaluating a range of potential strategic and financing alternatives, such as, but not limited to; M&A opportunities or other possible business combinations, strategic issuance of equity or equity-linked securities (including convertible instruments), capital raises, and other capital structure or financing transactions. Proceeds from any such transactions, if pursued, would be expected to support investments in business development, technology infrastructure, and other growth-oriented initiatives, as well as general working capital needs.

These plans are not entirely within the Company’s control and may not be fully achieved, substantial doubt about the Company’s ability to continue as a going concern is not alleviated.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

Concentrations

For the year ended December 31, 2025, Clients A and B each accounted for 10% or more of the total revenue, with their respective contributions approximately 31.5% and 26.9% or 58.4% combined. For the year ended December 31, 2024, Clients B, A, and D contributed 10% or more of the total revenue, with their respective share approximately 26.9, 22.6% and 14.1% or 63.6% combined. Looking at our top 5 client concentration in 2025, A, B, C and D and E represented a combined approximate 76.7% of the total, compared to 69.5% in 2024.

As of December 31, 2025 two clients greater than 10% of accounts receivable outstanding were clients B at 41.3% and A at 19.6%. As of December 31, 2024, Clients A and B represented approximately 19.9%, and 11.8% of the total accounts receivable outstanding, respectively.

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

The Company provides an allowance for credit losses by specifically identifying accounts with a risk of collectability and providing an estimate of the loss exposure. Management considers all contract receivables as of December 31, 2025, and 2024 to be fully collectible, therefore an allowance for credit losses is not provided for.

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

As of December 31, 2025, and 2024, the Company’s deferred revenue totaled $235 and $207, respectively.

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

When Level 1 inputs are not available, the Company measures fair value using valuation techniques that maximize the use of relevant observable inputs (Level 2) and minimizes the use of unobservable inputs (Level 3).The carrying amounts reported as of December 31, 2025 and 2024 for cash and cash equivalents, trade receivables, prepaid expenses and other current assets, accounts payable and accrued expenses, and factoring liability approximate their fair values due to the short-term nature of these instruments or are based on interest rates available to the Company that are comparable to current market rates. It is not practicable to estimate the fair value of the notes receivable from related parties due to their related party nature.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

Property and Equipment

Property and equipment are stated at cost and are depreciated using primarily the straight-line method over the following estimated useful lives: furniture, fixtures, and computer equipment — three to seven years; leasehold improvements — over the shorter of the estimated useful life of asset or the lease term. Expenditures for renewals and betterments are capitalized whereas expenditures for repairs and maintenance are charged to income as incurred. Upon sale or disposition of property and equipment, the difference between the unamortized cost and the proceeds is recorded as either a gain or a loss. Depreciation and amortization expense for the years ended December 31, 2025, and 2024 totaled $29 and $23, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Long-Lived Assets

The Company reviews its long-lived assets, primarily fixed assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily at the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. The Company did not record an impairment expense for the years ended December 31, 2025, and 2024.

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

The Company derives its revenues from four segments: EOR, Staffing Solutions, Direct Hire and Video and Multimedia Production. Although Direct Hire is within the Staffing Solutions domain, we consider it a separate business segment. The Company under its Staffing Services umbrella, provides managed service, consulting and temporary staffing and Direct Hire services. Revenues are recognized when promised services are delivered to the client, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Revenues as presented in the consolidated statements of operations represent services rendered to clients, less sales adjustments and allowances. Reimbursements, including those related to out-of-pocket expenses, and media equipment rentals are also included in revenues, and the related amounts of reimbursable expenses are included in cost of revenue.

Staffing Solutions managed and Temporary staffing revenues: Field talent revenues from contracts with clients are recognized in the amount to which the Company has the right to invoice when the services are rendered by the Company’s field talent.

Direct Hire staffing revenues: Direct Hire staffing revenues are recognized when employment candidates start their permanent employment. MMG estimates the effect of Direct Hire candidates who do not remain with its client through the guarantee period (generally 90 days) based on historical experience. Allowances, recorded as a liability, are established to estimate these losses. Fees to clients are generally calculated as a percentage of the new worker’s annual compensation. No fees for Direct Hire services are charged to employment candidates.

Refer to Note 14 for disaggregated revenues by segment.

Payment terms in our contracts vary by the type and location of our client partner and the services offered. The term between invoicing and when payment is due is not significant. There were no unsatisfied performance obligations as of December 31, 2025. There were no revenues recognized during the years ended December 31, 2025, and 2024 related to performance obligations that satisfied or partially satisfied in previous periods. There are no contract costs capitalized. The Company did not recognize any contract impairments during the years ended December 31, 2025, and 2024.

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

Advertising

The Company recognizes marketing and promotion expenses in selling, general and administrative expenses as the services are incurred. Total marketing and promotion expenses for the years ended December 31, 2025, and 2024 were $65 and $54, respectively.

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

The Company recognizes any uncertain income tax positions at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than 50% likelihood of being sustained. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2025, and 2024, the Company did not record any accruals for interest and penalties. The Company does not foresee material changes to its uncertain tax positions within the next twelve months. The Company’s tax years remain subject to examination by tax authorities for U.S. federal income tax purposes beginning with the 2022 tax year and for state income tax purposes beginning with the 2021 tax year.

Recently Issued Accounting Pronouncements

In 2025, the FASB issued ASU 2025-05, which provides updated guidance on the accounting for internal-use software and cloud computing arrangements, including the capitalization and amortization of implementation costs. The Company does not develop internal-use software and primarily utilizes third-party hosted (SaaS) solutions. Accordingly, the adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures. In 2025, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis. The adoption impacted the presentation and disaggregation of income tax disclosures but did not affect the Company’s consolidated financial statements.

Changes in valuation allowance reflect updates to the Company’s assessment of the realizability of deferred tax assets, primarily related to net operating losses.

Income taxes paid represent cash payments made to taxing authorities, net of refunds received, during the period. Income taxes paid are disaggregated by federal, state, and foreign jurisdictions. The Company made income tax payments solely to jurisdictions in the United States during 2025, including California, Connecticut, Massachusetts, New Jersey, New York, Oregon and the District of Columbia.

The Company does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material effect on its present or future consolidated financial statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

NOTE 4 – TRADE RECEIVABLES

Contract receivables for the years ended December 31, 2025, and 2024 consist of the following:

	2025	2024
Accounts receivable, unfactored	$979	$2,313
Unbilled receivables	127	97
Accounts receivable, factored	488	2,375
Total	$1,594	$4,785

All the net trade receivables are pledged as collateral on a loan agreement. The unbilled receivables relate to services that were performed, and the related revenue was recognized but the Company has not invoiced for these services as of December 31, 2025.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment for the years ended December 31, 2025, and 2024 consist of the following:

	2025	2024
Office equipment	$75	$76
Computer software	170	160
Property, plant and equipment, gross	245	236
Accumulated depreciation	(205)	(176)
Property, plant and equipment, net	$40	$60

NOTE 6 - ACCRUED EXPENSES

Accrued expenses for the years ended December 31, 2025 and 2024 consist of the following:

	2025	2024
Accrued vendor costs	$181	$155
Financed insurance payable	132	111
Other	10	22
Accrued expenses	$323	$288

NOTE 7 - INCOME TAXES

Income tax expense for the years ended December 31, 2025, and 2024 are comprised of the following:

	2025	2024
Current federal income tax	$-	$-
Current state income tax	14	-
Deferred income tax	-	-
Income tax expense	$14	$-

Significant components of the Company’s deferred income tax assets (liabilities) are as follows at

The Company has federal and state net operating loss carryforwards (“NOLs”) available to offset future taxable income. As of December 31, 2025, the Company had approximately $1,665 of total NOL carryforwards, consisting of $1,499 of federal NOLs and $166 of state NOLs.

Federal NOLs generated in tax years beginning after December 31, 2017 do not expire but are subject to limitations on utilization. State NOLs may expire at various dates depending on the jurisdiction, if not utilized.

The Company has not completed a formal analysis under Internal Revenue Code Section 382 to determine whether ownership changes have occurred that could limit the utilization of its NOL carryforwards. If such limitations apply, the amount of NOLs available to offset future taxable income could be significantly reduced.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

	December 31,
	2025	2024
Deferred tax assets (liabilities):
Employee accruals	$33	$39
Accrued workers’ compensation and other	-	1
Federal and State net operating loss carry forwards	1,665	605
Other	1	1
Deferred tax liabilities:
Intangibles	11	12
Fixed assets	(2)	(5)
Deferred income taxes, net	1,708	653
Valuation allowance	(1,708)	(653)
Deferred tax assets (liabilities)	$-	$-

The income tax provision, reconciled to the tax computed at the statutory federal rate, is as follows:

	December 31,
	2025		2024
Tax expense at federal statutory rate	$(158)	21.0%	$(125)	21.0%
State income taxes, net	11	-1.5%	(27)	4.6%
Permanent Differences	8	-1.1%	1	-0.1%
Expired of NOL carryforwards	1,435	-190.9%	-	0.0%
Prior year NOL true-up	(2,336)	310.6%	2	-0.3%
Other deferred adjustments	(4)	0.5%	-	0.0%
Change in valuation allowance	1,058	-140.7%	143	-24.1%
Other, net	-	0.0%	-	0.0%
Effect of deferred rate change	-	0.0%	6	-1.1%
Income tax expense	$14	-2.1%	$-	0.0%

Tax expense at federal statutory rate (21%)

NOTE 8 – TRANSFER OF FINANCIAL ASSETS

During 2025, the Company entered into receivables purchase programs with JPMorgan (“JPM”) and Mitsubishi UFJ Financial Group (“MUFG”), under which certain eligible trade receivables may be transferred on a non-recourse basis, other than customary representations and warranties and limited breach-based repurchase obligations. The Company evaluated these transfers under ASC 860, Transfers and Servicing, and concluded that transfers under these programs are accounted for as sales when control over the receivables is surrendered. Accordingly, qualifying receivables are derecognized upon transfer, and the related discounts and fees are recognized as loss on sale of receivables in the consolidated statements of operations. Because the transferred receivables arise from the Company’s ordinary revenue-producing activities, cash proceeds from these transfers are classified within operating cash flows.

During the year ended December 31, 2025, the Company sold $6,509 of receivables under the JPM program and $1,354 under the MUFG program and received cash proceeds of $6,455 and $1,211, respectively. The Company recognized discounts and fees of $54 under the JPM program and $19 under the MUFG program, which were recorded as loss on sale of receivables during 2025 in other income (expense) on the accompanying consolidated statement of operations.

The difference between the carrying value of receivables sold and the cash proceeds received, totaling $73 for the year ended December 31, 2025, represents non-cash adjustments included in net income for purposes of reconciling net loss to net cash provided by operating activities in the consolidated statement of cash flows. These amounts are added back in the operating section of the consolidated statement of cash flows.

The Company did not retain servicing assets or liabilities, beneficial interests, derivatives, or other significant continuing involvement in the transferred receivables, and its exposure under customary representations and warranties and limited breach-based repurchase obligations was not material as of December 31, 2025.

NOTE 9 – DEBT

Factoring Facility - Gulf Coast Bank and Trust Company

The Company maintains a factoring and security agreement with Gulf Coast Bank and Trust Company, which under their lending arm, Gulf Coast Business Credit (“Gulf”), provides for the sale of certain receivables with full recourse. Under this arrangement, the Company receives advances of up to 93% of eligible receivables, with the remaining balance held as a reserve. The reserve is released as underlying customer payments are collected.

Because the Company retains recourse under this arrangement, transfers of receivables are accounted for as secured borrowings rather than sales.

Proceeds from the sale of receivables were $8,299 and $9,132 for the years ended December 31, 2025, and 2024, respectively. Repayments totaled $10,220 and $6,930 for the years ending December 31, 2025, and 2024, respectively. Thus, the total outstanding balance under the recourse contract was $455 and $2,375 as of December 31, 2025, and 2024, respectively.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

Financing costs associated with this facility totaled $105 and $108 for the years ended December 31, 2025 and 2024, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse outcome in these or other matters could arise that may have an adverse effect on the Company’s business, financial condition, or results of operations. Except as described below, the Company is not currently aware of any material pending legal proceedings.

Vivos Group Arbitration and Judgments

Beginning in March 2020, the Company and its subsidiary Maslow Media Group, Inc. (“MMG”) initiated legal proceedings against members of the Vivos Group related to breaches of the Merger Agreement and outstanding debt obligations owed to MMG. In the fall of 2021, the parties agreed to resolve the dispute through arbitration, and arbitration proceedings commenced in February 2022.

On August 31, 2022, the arbitrator issued an award (the “Award”) in favor of the Company and MMG, including findings of fraud damages. Supplemental awards were subsequently issued on May 17, 2023, October 10, 2023, and October 27, 2023. In aggregate, the arbitration awards provided for recovery of amounts owed under promissory notes issued by members of the Vivos Group, accrued contractual interest, attorneys’ fees and expenses of $1,209, and contract damages of $1,000 to be satisfied through the transfer of shares of the Company’s common stock previously issued to the Vivos Group in connection with the merger. The total value of the awards on December 31, 2025 aggregated $8,808.

The May 17, 2023, supplemental award also appointed a Receiver whose primary responsibility was to assist in the enforcement and collection of the arbitration awards, including recovery of amounts owed and related damages, costs, and fees.

On December 29, 2023, the Circuit Court for Montgomery County, Maryland entered orders confirming the arbitration awards as judgments in favor of Reliability Incorporated. These judgments became final on January 29, 2024, after the expiration of the appeal period and are enforceable for a period of twelve years, subject to renewal and enforcement in other jurisdictions.

Settlement Agreement

On February 16, 2026, the Company entered into a settlement agreement with the Vivos Group to resolve the outstanding judgments and enforcement matters. Under the terms of the settlement agreement, the Vivos Group agreed to transfer to the Company certain shares of the Company’s common stock previously issued to them in connection with the merger. Upon completion of the transfers, the shares will be returned to the Company and recorded as treasury shares.

The settlement agreement provided specified time periods for the execution and delivery of the required transfer documentation. If the required transfers were not completed within the agreed timeframes, the Company could pursue enforcement of the judgments and related remedies through the courts.

In March 2026, the Company filed a motion with the court seeking entry of a consent judgment to effectuate the transfer of these shares through the Company’s transfer agent. As of the date of this filing, the transfer process has not yet been completed.

Management expects that resolution of this matter, including completion of the settlement transfers or enforcement of the related judgments, will reduce legal and administrative costs in future periods.

NOTE 11 - EQUITY

The Company’s authorized capital stock consists of 300,000,000 shares of common stock with no par value. All authorized shares of Company Common Stock are issued and outstanding.

NOTE 12 - RELATED PARTY TRANSACTIONS

Former Related Party Relationship

Prior to and following the October 29, 2019 Merger, members of the Vivos Group were majority shareholders of the Company and were considered related parties. As of December 31, 2025, the Vivos Group remained related parties due to their ownership interests.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

Related Party Notes Receivable

The amounts due from the Vivos Group arose from acquisition-related borrowings and advances made prior to the October 29, 2019 merger. These borrowings consisted of several promissory notes and related advances associated with the Maslow Media acquisition structure.

Following arbitration proceedings concluded in 2022 and supplemental awards issued in 2023, the outstanding balances, together with accrued interest and related obligations, were incorporated into the final arbitration awards and related court judgments.

As of December 31, 2025, and 2024, the aggregate balance due from members of the Vivos Group totaled $6,357 and $5,847, respectively. Interest accrues pursuant to the terms of the arbitration awards and related agreements. Management evaluates the collectability of these amounts on an ongoing basis.

On February 16, 2026, the Company entered into a settlement agreement with the Vivos Group pursuant to which members of the Vivos Group agreed to transfer to the Company shares of the Company’s common stock in full satisfaction of the outstanding judgments and related obligations.

The settlement occurred subsequent to December 31, 2025, and did not require adjustment to the Company’s consolidated financial statements as of that date. As of the date of issuance of these financial statements, the transfer of the shares is in process pursuant to the settlement agreement.

NOTE 13 - EMPLOYEE BENEFIT PLAN

The Company provides a defined contribution plan (the “401(k) Plan”) for the benefit of its eligible full-time employees. The 401(k) Plan allows employees to make contributions subject to applicable statutory limitations. The Company currently does not match employee contributions.

NOTE 14 - BUSINESS SEGMENTS

The Company operates within four industry segments: EOR, Staffing Solutions, Direct Hire, and Video and Multimedia Production. The EOR segment provides media field talent to a host of large corporate customers in all 50 states. The Staffing Solutions segment provides skilled Media and IT field talent on a nationwide basis for customers in a myriad of industries. Direct Hire fulfils direct placement requests by MMG clients for a wide variety of posts, including administrative, media and IT professionals. The Video and Multimedia Production segment provides Script-to-Screen services for corporate, government and non-profit clients, globally.

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

The following table provides a reconciliation of revenue and gross profit by reportable segment to consolidated results for the years indicated:

Gross Profit Performance by Segment

2025				2024

Business Segment	Revenue	Gross Profit	GM %	Business Segment	Revenue	Gross Profit	GM %
EOR	$16,400	1,933	11.8%	EOR	$20,382	$2,445	12.0%
Staffing	$4,072	935	23.0%	Staffing	$3,301	$617	18.7%
Video Production	$208	51	24.5%	Video Production	$204	$40	19.1%
Direct Hire	$37	33	89.2%	Direct Hire	$95	$90	94.7%
Total	$20,717	2,952	14.2%	Total	$23,982	$3,192	13.3%

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)

NOTE 15- SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after December 31, 2025 through March 31, 2026, the date the consolidated financial statements were issued.

On February 16, 2026, the Company and its subsidiary Maslow Media Group, Inc. entered into a Settlement Agreement and General Mutual Release with Vivos Holdings, LLC, Vivos Real Estate Holdings, LLC, Naveen Doki, Silvija Valleru, Suresh Doki, Shirisha Janumpally (individually and as trustee of Judos Trust), Kalyan Pathuri (individually and as trustee of Igly Trust), and Federal Systems, LLC (collectively, the “Respondents”).

Under the terms of the agreement, the Respondents agreed to transfer an aggregate of 253,292,210 shares of the Company’s common stock to the Company in full satisfaction of the monetary judgments and other claims arising from the previously disclosed arbitration and related court proceedings.

The agreement required Respondents to complete the transfer of the shares through the Company’s transfer agent within twenty (20) days of execution of the agreement. Since the Respondents had not completed the required transfer of shares within the specified time period, pursuant to the terms of the settlement agreement, the Company filed a motion with the court seeking entry of a consent judgment to effectuate the transfer of these shares through the Company’s transfer agent. As of the date of this filing, the transfer process has not yet been completed.

Once the transfer is completed, the shares are expected to be returned to the Company and recorded as treasury shares.

The settlement occurred subsequent to December 31, 2025 and did not require adjustment to the Company’s consolidated financial statements as of that date.

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

The Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2025, internal control over financial reporting was effective.

The consolidated financial statements of the Company for 2025 have been audited by the independent registered public accounting firm of Ramirez Jimenez International CPAs who were given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders and the Board of Directors. This annual report does not include an attestation report from the independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

The Company utilizes multiple receivables-based financing arrangements to support working capital requirements. These arrangements include both (i) traditional factoring facilities and (ii) receivables purchase programs with financial institutions.

Under the Company’s factoring arrangements, accounts receivable are pledged as collateral and the transactions are accounted for as secured borrowings, with proceeds recorded as liabilities until collection.

Under the Company’s receivables purchase programs, certain eligible receivables are sold to third-party financial institutions. These transactions are accounted for as sales of financial assets in accordance with applicable accounting guidance, as the Company has concluded that the transfer of receivables meets the criteria for derecognition. As a result, the receivables are removed from the balance sheet at the time of transfer, and the Company recognizes a loss on sale representing the difference between the carrying value of the receivables and the proceeds received.

The Company’s ability to access these arrangements is dependent on the credit quality of its receivables and other customary conditions, and any disruption or reduction in availability could adversely impact liquidity.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Board Composition

Our Board of Directors currently consists of four directors. The Board has determined that Hannah Bible, Louis Parks, and John Chanaud qualify as independent directors under applicable SEC rules and the corporate governance standards of the OTC Markets. Ms. Bible has served as Chairwoman of the Board since November 13, 2019.

The authorized number of directors may be changed by resolution of the Board of Directors in accordance with the Company’s bylaws. Vacancies on the Board may be filled by resolution of the Board.

Board Leadership and Role in Risk Oversight

Meetings of the Board are presided over by the Chairwoman of the Board, Hannah Bible. The Board believes Ms. Bible is well-positioned to serve in this role due to her familiarity with SEC and governance matters, Board processes, and the Company’s business and strategic priorities.

The Board oversees the Company’s risk management processes, including risks relating to strategy, operations, financial reporting, liquidity, capital structure, and legal and regulatory compliance. The Board receives reports from management regarding significant risks and management’s actions to monitor and mitigate those risks. The Board’s committees also consider risk in connection with their specific responsibilities and report material matters to the full Board as appropriate.

Committees of the Board of Directors

The standing committees of our board of directors consist of an Audit Committee, Compensation Committee and a Nominating and Corporate Governance Committee. Each committee reports to the Board as appropriate. The composition, duties and responsibilities of these committees are set forth below.

Audit Committee

The Audit Committee is responsible for, among other things:

1.	appointing, retaining, compensating, and evaluating the Company’s independent registered public accounting firm;
2.	overseeing the qualifications, independence, and performance of the independent registered public accounting firm;
3.	overseeing the Company’s financial reporting process and discussing with management and the independent registered public accounting firm the Company’s interim and annual financial statements;
4.	reviewing accounting principles, financial and accounting controls, and compliance with legal and regulatory requirements;
5.	establishing procedures for the confidential submission of concerns regarding questionable accounting, internal control, or auditing matters;
6.	reviewing and approving related person transactions; and
7.	overseeing the Company’s risk management process as it relates to financial reporting and internal controls.

The Audit Committee consists of John Chanaud (Chairman), Hannah Bible, and Louis Parks. The Board has determined that each member of the Audit Committee is independent under applicable SEC rules and OTC Markets standards. The Board has also determined that Mr. Chanaud qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

The Board has adopted a written charter for the Audit Committee, which is available on the Company’s website under the investor relations tab at www.maslowmedia.com. Information on the Company’s website is not incorporated by reference into, and does not form a part of, this Annual Report on Form 10-K.

Compensation Committee

The Compensation Committee is responsible for, among other things:

1.	reviewing compensation goals, policies, plans, and programs for key personnel;
2.	reviewing and approving the compensation of directors and executive officers; and
3.	reviewing and approving employment agreements and similar arrangements with executive officers.

The Compensation Committee may delegate responsibilities to one or more subcommittees as it deems appropriate and may retain advisors, including compensation consultants, as necessary. No executive officer may be present during deliberations or determinations regarding such officer’s compensation.

The Compensation Committee consists of Hannah Bible, Louis Parks, and John Chanaud. Neither the Compensation Committee nor management engaged a compensation consultant during fiscal 2025. The Board has adopted a written charter for the Compensation Committee.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for overseeing the Company’s corporate governance framework and assisting the Board in identifying and evaluating qualified candidates for service as directors and executive officers.

Its responsibilities include, among other things:

1.	recommending criteria for director and executive officer qualifications;
2.	identifying and recommending candidates for election or appointment to the Board and executive offices;
3.	considering stockholder nominees in accordance with applicable law and SEC rules;
4.	recommending corporate governance guidelines and practices;
5.	reviewing Board size, composition, and structure;
6.	overseeing governance matters, including conflicts of interest, Board evaluations, and related governance processes; and
7.	reporting governance-related matters to the Board, including related party transaction matters as appropriate in coordination with the Audit Committee.

The Nominating and Corporate Governance Committee consists of Louis Parks (Chairman), Hannah Bible, John Chanaud, and Nick Tsahalis.

Other Committees

Our board of directors may establish additional committees from time to time as it deems necessary or appropriate, including a Strategic Advisory Committee.

Family Relationships

There are no family relationships among any of our executive officers or any of our directors.

Directors and Executive Officers

The following table sets forth the name, age, and current position of the Company’s directors and executive officers:

Name	Age	Position(s)
Nick Tsahalis	48	President, Chief Executive Officer and Director
Mark Speck	65	Chief Financial Officer and Secretary
Hannah Bible	46	Chairwoman of the Board and Director
Louis Parks	65	Director
John Chanaud	62	Director

Hannah Bible

Hannah M. Bible has served as a director of the Company since April 2014 and as Chairwoman of the Board since November 2019. Ms. Bible currently serves as Chief Legal Officer of Star Equity Holdings and previously served as Vice President of Legal at Digirad Corporation from October 2019 to 2024. She has also served in finance and legal leadership roles with subsidiaries and affiliates of Lone Star Value Management, LLC and ATRM Holdings, Inc. Ms. Bible has over 15 years of legal, accounting, and corporate governance experience across a range of industries. The Board believes Ms. Bible’s legal, tax, accounting, governance, and board experience qualifies her to serve as a director and Chairwoman of the Board.

Louis Parks

Louis A. Parks has served as a director of the Company since August 2020. Mr. Parks is also a board member at Star Equity Holdings and is Managing Member of Tyro Capital Management LLC, a New York-based equity hedge fund, where he serves as Chief Operating Officer and Chief Financial Officer. He has more than 30 years of Wall Street experience in senior management roles, including oversight of trading, risk, compliance, client relations, and operations. Mr. Parks previously held senior positions at CL King & Associates and Raymond James Financial and began his career with Morgan Stanley, Sanford C. Bernstein, and Merrill Lynch. The Board believes Mr. Parks’ extensive financial markets, operating, and governance experience qualifies him to serve as a director.

John Chanaud

John Chanaud has served as a director of the Company since October 2020. Mr. Chanaud is Vice President and Chief Financial Officer of The Bernstein Companies, a Washington, D.C.-based real estate development, management, and investment firm. He has held that position since 1997 and is responsible for financial oversight and planning across the company, its subsidiaries, and operating divisions. Prior to joining The Bernstein Companies, Mr. Chanaud spent more than ten years as a Certified Public Accountant with a regional CPA firm. He is a member of the American Institute of Certified Public Accountants and the Maryland Association of CPAs. The Board believes Mr. Chanaud’s accounting and financial reporting expertise qualifies him to serve as a director and as Chair of the Audit Committee.

Nick Tsahalis

Nick Tsahalis serves as President, Chief Executive Officer, and a member of the Board of Directors of Maslow Media Group. He has served as President and a director since October 2019 and became Chief Executive Officer in September 2022. Mr. Tsahalis leads the company’s strategy, operations, and financial performance across its national workforce management and production services platform. Maslow Media Group provides Employer of Record services, contingent staffing, direct hire recruitment, managed services, and video production solutions to enterprise clients. Mr. Tsahalis previously served as President and Chief Executive Officer of Maslow Media Group, Inc. beginning in December 2016, after joining the company as Chief Financial Officer in October 2015. He strengthened the company’s financial infrastructure and supported its operational growth. Prior to Maslow Media Group, Mr. Tsahalis held senior financial leadership roles across several industries, including organic recycling, media production, hospitality, staffing, and waste management. He brings more than 25 years of operational leadership experience spanning finance, accounting, information technology, human resources, and business development. The Board believes Mr. Tsahalis’ operating leadership and industry experience qualify him to serve as a director.

Mark Speck

Mark Speck has served as Chief Financial Officer and Secretary of the Company since October 2019. Mr. Speck has more than 30 years of experience in finance, accounting, internal audit, compliance, and financial reporting, including leadership roles involving public company reporting, financial oversight, internal controls, SEC compliance, and strategic financial management. Prior to joining the Company, Mr. Speck held senior leadership positions at CPA Global, a global intellectual property management company, including as Chief Financial Officer of its North America operations and later as Chief Compliance Officer and Head of Internal Audit for its global organization, overseeing governance, compliance, and internal audit functions across operations spanning 14 countries on five continents. CPA Global was a private equity owned enterprise with more than $1 billion in revenue, and Mr. Speck played a key role in two significant capital transactions during his tenure. The Board believes that Mr. Speck’s extensive experience in financial management, governance, and public company reporting provides valuable leadership for the Company and supports its compliance with public company reporting obligations.

Code of Ethics

The Company has adopted a Code of Business Ethics and Corporate Conduct applicable to its principal executive officer, principal financial officer, or persons performing similar functions. The Code is filed as an exhibit (14.1) to this Annual Report and is available on the Company’s website at www.rlby.com.

Insider Trading Policies and Procedures

The Company has adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of the Company’s securities by directors, officers, employees, and the Company itself. These policies and procedures are reasonably designed to promote compliance with applicable insider trading laws, rules, and regulations, including those relating to material nonpublic information.

The Company’s Insider Trading Policy is filed as an exhibit (19.1) to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Named Executive Officers

Our named executive officers for Fiscal 2025 are:

●	Nick Tsahalis, our President, and Chief Executive Officer

●	Mark Speck, our Chief Financial Officer, and Secretary

Throughout this section, the term “named executive officer” is intended to refer to the individuals identified above. During 2025, we had only two named executive officers, each of whom is set forth above.

Summary Compensation Table

The following table presents compensation information for our named executive officers with respect to 2025 and 2024 The compensation arrangements for the Company’s named executive officers are based on employment agreements approved by the Company’s Board of Directors in September 2021.

Name and Principal Position	Year	Salary ($)*	Bonus ($) **	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All Other Compensation ($) ***	Total ($)

Nick Tsahalis President and Chief	2025	$288	$0					$34	$322
Executive Officer	2024	$288	$36					$30	$354

Mark Speck Chief Financial Officer and	2025	$260	$0					$34	$294
Secretary	2024	$260	$43					$30	$333

(*)	Salary represents the annualized contracted salary of the executive officer and not the actual salary earned during the fiscal year.

(**)	Bonus amounts for 2024 have been deferred. The Compensation Committee may award discretionary bonuses, generally not exceeding 50% of base salary.

(***)	Represents car allowance and Company paid or Company subsidized medical benefit premiums.

Agreements with Executive Officers

The Company has employment agreements with Nick Tsahalis, the Company’s President and Chief Executive Officer, and Mark Speck, the Company’s Chief Financial Officer and Secretary. These agreements provide for base salary, eligibility for discretionary bonuses, participation in employee benefit programs, and reimbursement of reasonable business expenses, and contain customary termination and severance provisions.

Director Compensation

The following table summarizes compensation payable to the Company’s non-management directors for fiscal 2025:

Name	Board Member Fees ($)	Audit Committee Fees ($)	Compensation Committee Fees ($)	Nominating & Governance Committee Fees ($)	Chairperson of the Board Fees ($)	Total ($)

Hannah Bible	$20					$20
Louis Parks	$20					$20
John Chanaud	$20					$20

Director Compensation

Set forth below is a summary of the components of compensation payable to our non-management directors.

Cash Compensation

We reimburse each non-management member of our board of directors for all reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of our board of directors and any committees thereof, including, without limitation, reasonable travel, lodging and meal expenses. Each director, who is also not an officer of Reliability is also entitled to quarterly payments of $5 for their service on our board of directors. Currently there is no additional compensation for committee’s chaired or for presiding as chairperson of the board, due to cash constraints and unavailability of equity compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of Company Common Stock as of March 28, 2026 by:

●	each person, or group of affiliated persons, known by the Company to beneficially own more than 5% of our outstanding shares of Company Common Stock;
●	each of our directors and executive officers; and
●	all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Except as otherwise indicated, each person or entity named in the table has sole voting and investment power with respect to all shares of our capital stock shown as beneficially owned, subject to applicable community property laws.

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

As described in Notes 10, 12 and 15 to the consolidated financial statements, 253,292,210 shares of the Company’s common stock currently held by members of the Vivos Group are subject to arbitration awards and a subsequent settlement agreement requiring the transfer of those shares to the Company. As of the date of this Annual Report, the transfer of those shares has not yet been completed through the Company’s transfer agent and the shares remain outstanding pending completion of the transfer process.

Pursuant to the arbitration awards and related proceedings, the subject shares are not entitled to vote and may not be voted at any meeting of the Company’s stockholders. Upon completion of the transfer process, the shares are expected will be returned to the Company and recorded as treasury shares.

The 5% holders listed above, although considered affiliates, do not actively participate in the management or policies of the Company.

Equity Compensation Plans

None at this time.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Historically, the Company had related-party balances with the “Vivos Group,” arising from loans and other transactions entered into in connection with the Company’s prior ownership structure and related financing arrangements. Certain of these matters were subsequently disputed and became the subject of arbitration proceedings, as described in Item 3: Legal Proceedings and were resolved through a settlement agreement entered into in February 2026.

Policy on Review and Approval of Transactions with Related Persons

The Board of Directors has established processes and controls to obtain information from our directors, executive officers, and significant stockholders regarding related-person transactions and to determine whether a related person has a direct or indirect material interest in such transactions. Our Audit Committee is responsible for the review, approval, and ratification of related-person transactions between the Company and any related person.

Under SEC rules, a related person is a director, executive officer, nominee for director, or beneficial owner of more than 5% of any class of our voting securities, or an immediate family member of any of the foregoing.

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

Related Person Transactions

The Company has engaged in transactions and arrangements with the “Vivos Group,” including notes receivable, legal proceedings, and settlement-related activities. These matters are described in Notes 10, 12 and 15, to the consolidated financial statements and in Item 3. Legal Proceedings.

These transactions primarily relate to legacy arrangements and subsequent legal proceedings and have been accounted for in accordance with applicable accounting guidance.

Director Independence

The Company evaluates the independence of its directors based on the applicable SEC rules and the standards of the OTC Markets. The Board has determined that Hannah Bible, Louis Parks and John Chanaud qualify as independent directors under applicable standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Through December 31, 2025, the Company’s principal independent registered accountant was RJI International CPAs (“RJI”).

Aggregate fees billed or incurred related to the following years for fiscal 2025 and 2024 by RJI are set forth below.

	2025	2024

Audit Fees (1)	$112	$108
Audit-Related Fees (2)	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$112	$108

(1)	Audit fees consist principally of fees for the audit of our consolidated financial statements; review of our interim consolidated financial statements and audit services related to our acquisitions.

(2)	These fees consist principally of fees related to the preparation of SEC registration statements, acquisition due diligence, and U.S. Department of Labor filings.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is responsible for the appointment, compensation, and oversight of the Company’s independent registered public accounting firm. The Audit Committee has established policies and procedures for the pre-approval of all audit and permissible non-audit services performed by the independent auditor.

Under these policies, all services to be provided by the independent auditor must be pre-approved by the Audit Committee, either (i) specifically prior to the engagement or (ii) pursuant to pre-approved categories of services. The Audit Committee may delegate pre-approval authority to one or more of its members, provided that any such approvals are presented to the full Audit Committee at its next scheduled meeting.

All audit and non-audit services performed by the independent auditor during the fiscal years ended December 31, 2025 and 2024 were pre-approved in accordance with these policies and procedures.

Selection

The Audit Committee appointed RJI as our independent registered public accounting firm for 2025 and RJI has served in this capacity since 2009.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2026

RELIABILITY INCORPORATED

By:	/s/ Nick Tsahalis
Name:	Nick Tsahalis
Title:	President and Chief Executive Officer

By:	/s/ Mark Speck
Name:	Mark Speck
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2026.

By:	/s/ Nick Tsahalis
Name:	Nick Tsahalis
Title:	President and Chief Executive Officer

By:	/s/ Louis Parks
Name:	Louis Parks
Title:	Director

By:	/s/ Hannah Bible
Name:	Hannah Bible
Title:	Chairperson of the Board

By:	/s/ John Chanaud
Name:	John Chanaud
Title:	Director

EXHIBIT INDEX

(d)	The following Exhibits are filed with this Annual Report on Form 10-K:

Exhibit No.	Description
2.1	Merger Agreement, by and among Reliability, R-M Merger Sub, Inc., Jeffrey Eberwein, The Maslow Media Group, Inc., and Naveen Doki, and Silvija Valleru (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2019).
2.2	Statement of Merger as filed with the Secretary of State of the State of Virginia on October 29, 2019 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
3.1	Restated Articles of Incorporation (with amendment) (incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 1995).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 5.03 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 5.03 of the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2014).
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 5.03 of the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2014).
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.03 of the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2013).
3.6	Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2004).
3.7	Amended Bylaws (incorporated by reference to Exhibit 3.01 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2007).
10.1	Intercompany Promissory Note dated November 15, 2016, between Maslow (as Lender) and Vivos Holdings, LLC (as Borrower) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.2	Intercompany Promissory Note dated November 15, 2017, between Maslow (as Lender) and Vivos Real Estate, LLC (as Borrower) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.3	Settlement Agreement dated October 25, 2018, between Maslow, Vivos Holdings, Silvija Valleru Naveen Doki in relation to default of Future Receivables Sales Agreement with Kinetic Direct Funders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.4	Amendment to Settlement Agreement dated April 10, 2019, between Maslow, Vivos Holdings, Silvija Valleru Naveen Doki in relation to default of Future Receivables Sales Agreement with Kinetic Direct Funding LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.5	Settlement Agreement dated December 10, 2018, by and among Maslow, Vivos Holdings, LLC, Vivos Acquisitions, LLC, Naveen Doki, Silvija Valleru, and CC Business Solutions, a division of Credit Cash NJ, LLC, in relation to Accounts Receivable Advance Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.6	Settlement Agreement dated January 24, 2019, between Maslow, Vivos Holdings, LLC, and Advantage Capital Funding in relation to default of July 5, 2018, Purchase and Sale of Future Receipts Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).

10.7	Factoring and Security Agreement dated November 4, 2016, between Maslow and Advance Business Capital LLC (d/b/a Triumph Business Capital) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.8	First Amendment to Factoring and Security Agreement dated January 5th, 2018, between Maslow and Advance Business Capital LLC (d/b/a Triumph Business Capital) (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.9	Second Amendment to Factoring and Security Agreement dated March 30th, 2018, between Maslow and Advance Business Capital LLC (d/b/a Triumph Business Capital) (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.10	Securities Purchase Agreement dated June 27, 2019, between Maslow and Hawkeye Enterprises, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.11	Convertible Promissory Note dated June 27, 2019, between Maslow and Hawkeye Enterprises, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.12	Warrant Agreement dated June dated June 27, 2019, between Maslow and Hawkeye Enterprises, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.13	Securities Purchase Agreement dated June 31, 2019, between Maslow and Mark Speck (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.14	Convertible Promissory Note dated June 31, 2019, between Maslow and Mark Speck (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.15	Warrant Agreement dated June dated June 31, 2019, between Maslow and Mark Speck (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.16	Securities Purchase Agreement dated July 31, 2019, between Maslow and Nick Tsahalis (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.17	Convertible Promissory Note dated July 31, 2019, between Maslow and Nick Tsahalis (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.18	Warrant Agreement dated June dated July 31, 2019, between Maslow and Nick Tsahalis (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.19	Professional Services Agreement dated May 11, 2017, between Maslow and AT&T Services, Inc. (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.20	Commercial Lease Agreement dated December 19, 2017, between Maslow and Vivos Real Estate, LLC (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.21	Personal Guaranty dated June 12, 2019, between Maslow and Naveen Doki (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.22	Debt Conversion Agreement by and among Reliability Incorporated and Lone Star Value Investors, LP (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.23	Debt Conversion Agreement by and among Reliability Incorporated and Lone Star Value Co-Invest I, LP (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.24	Form of Piggyback Registration Rights Agreement by and among Reliability and certain Investors (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.25	Form of Lock Up Agreement by and between Reliability and certain Holders (incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.26	Secured Promissory Note dated September 5, 2019, between Maslow (as Noteholder) and Vivos Holdings, LLC (as Debtor) (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.27	Igly Trust Joinder to Merger Agreement dated October 22, 2019 (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.28	Judos Trust Joinder to Merger Agreement dated October 22, 2019 (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.29	Shirisha Janumpally Joinder to Merger Agreement dated October 22, 2019 (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
10.30	Agreement for the Contingent Liquidation of the Common Stock of Maslow Media Group, Inc., dated October 28, 2019, by and among Maslow Media Group, Inc., Naveen Doki, Silvija Valleru, Shirisha Janumpally, Kalyan Pathuri and Federal Systems (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2019).
14.1	Code of Business Ethics and Corporate Conduct
19.1	Insider Trading Policy
21.1	Subsidiaries of the Registrant. *
31.1	Certification of CEO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
31.2	Certification of CFO pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
32.1	Certifications of CEO and CFO pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.
†	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

