Form 10-Q
period 2026-03-31
RELIABILITY INC
filed 2026-05-20
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

(202) 965-1100

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name each exchange on which registered
Common Stock, no par value	RLBY	N/A The Company’s common stock is quoted on OTCID under the symbol ‘RLBY’

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 46,707,790 shares of Common Stock, no par value, as of May 11, 2026.

RELIABILITY INCORPORATED

Quarterly Report on Form 10-Q

As of and For the Three Months Ended March 31, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$619	$483
Trade receivables, net of allowance for credit losses	2,466	1,594
Other receivables	28	28
Notes receivable from related parties	6,422	6,357
Prepaid expenses and other current assets	260	341
Total current assets	9,795	8,803
Other intangible assets, net	2	2
Property, plant and equipment, net	34	40
Total assets	$9,831	$8,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Factoring liability	$1,105	$455
Accounts payable	930	728
Accrued expenses	437	323
Accrued payroll	534	381
Deferred revenue	230	235
Notes payable, current	27	34
Total current liabilities	3,263	2,156
LONG-TERM LIABILITIES
Notes payable, net of current	14	16
Total long-term liabilities	14	16
Total liabilities	3,277	2,172

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Common stock, without par value, 300,000,000 shares authorized; 300,000,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively. See Note 10 regarding the subsequent return of shares to the Company effective April 2, 2026.
Additional paid-in capital	750	750
Retained earnings	5,804	5,923
Total stockholders’ equity	6,554	6,673
Total liabilities and stockholders’ equity	$9,831	$8,845

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share data and per share data)

	For the Three Months Ended March 31,
	2026	2025
Revenue earned
Service revenue	$5,551	4,746
Cost of revenue
Cost of revenue	4,781	4,105
Gross profit	770	641
Selling, general, and administrative expenses	856	1,023
Operating loss	(86)	(382)
Other income (expense)
Interest income from related parties	65	126
Interest income	1	1
Interest expense	(20)	(52)
Other income (expense)	(76)	(26)
Loss before income tax (expense) benefit	(116)	(333)
Income tax (expense) benefit	(3)	-
Consolidated net loss	$(119)	(333)
Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Shares used in per share computation:
Basic	300,000,000	300,000,000
Diluted	300,000,000	300,000,000

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2026 and 2025

(amounts in thousands, except share data and per share data)

			Additional
	Common Stock		Paid-in	Retained	Total
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2025	300,000,000	$-	$750	$5,923	$6,673
Net loss	-	-		(119)	(119)
Balance, March 31, 2026	300,000,000	$-	$750	$5,804	$6,554

Balance, December 31, 2024	300,000,000	$-	$750	$6,587	$7,337
Net loss	-	-	-	(333)	(333)
Balance, March 31, 2025	300,000,000	$-	$750	$6,254	$7,004

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(119)	$(333)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4	8
Loss on receivable purchase agreements	33
Loss on Disposal of fixed assets	3	-
Accrued interest	(66)	(126)
Changes in operating assets and liabilities:
Trade receivables	(905)	1,524
Prepaid expenses and other current assets	81	(24)
Accounts payable	202	(197)
Accrued payroll	153	153
Accrued expenses	114	(47)
Deferred revenue	(5)	1
Income taxes payable	-	-
Net cash provided by (used in) operating activities	$(505)	$959
Cash flows from investing activities:
Purchase of fixed assets	$-	$1
Net cash provided by (used in) investing activities	-	1
Cash flows from financing activities:
Proceeds from the factoring facility	1,931	2,222
Repayments to the factoring facility	(1,280)	(3,434)
Repayment of note payable	(10)	(6)
Net cash provided by (used in) financing activities	$641	(1,218)
Net increase (decrease) in cash and cash equivalents	136	(258)
Cash and cash equivalents, beginning of period	483	522
Cash and cash equivalents, end of period	$619	$264

The accompanying notes are an integral part of these statements.

6

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(amounts in thousands)

	For the Three Months Ended March 31,
Supplemental disclosures of cash flow information:	2026	2025
Cash paid during the period for:
Interest	$20	$52
Income taxes	$14	$-

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(amounts in thousands, except share data and per share data)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Reliability Incorporated operates through its wholly owned subsidiary, The Maslow Media Group, Inc. (“MMG” or “Maslow”) (collectively, the “Company,” “Reliability,” “we,” “our,” or “us”) as a workforce management solutions company providing specialized staffing, employer of record (“EOR”), managed services, video production staffing, and direct hire solutions.

For more than 30 years, MMG primarily served the media and entertainment industries. Beginning in late 2019, the Company expanded its service offerings into broader professional staffing categories, including information technology, accounting and finance, human resources, administrative support, sales, and related professional services. The Company now services clients across a variety of industries throughout the United States.

The Company currently operates across four principal business segments: Employer of Record (“EOR”), Staffing Solutions, Video and Multimedia Production Resources, and Direct Hire. EOR represented approximately 81.0% of consolidated revenue during the three months ended March 31, 2026. The Staffing Solutions segment provides skilled field talent on a nationwide basis for client partner projects, while Video Production supports specialized production crews and media-related staffing assignments that may range from short-duration projects to multi-month engagements. The Direct Hire segment focuses on permanent placement services and strategic recruiting assignments.

In connection with the October 29, 2019 reverse merger transaction, the Company became involved in a series of disputes and arbitration proceedings with former controlling shareholders and related parties commonly referred to as the “Vivos Group.” Arbitration awards issued between 2022 and 2023, together with related court judgments and subsequent settlement agreements, resulted in the transfer of a substantial number of shares back to the Company and established certain monetary obligations owed by members of the Vivos Group.

On February 16, 2026, the Company entered into a settlement agreement with certain members of the Vivos Group resolving various outstanding disputes and claims. In connection with the settlement, 253,292,210 shares of the Company’s common stock were transferred to the Company effective April 2, 2026, reducing the Company’s outstanding common shares to 46,707,790 as of that date. For accounting and presentation purposes, the returned shares are treated as treasury shares.

NOTE 2. GOING CONCERN

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

Management has developed plans to mitigate these conditions and events, which include continued use of existing receivables-based financing arrangements, cost containment and operating expense reductions, efforts to improve revenue and margin mix through higher-margin staffing and managed services, anticipated reductions in legal expenditures following the February 2026 Vivos settlement, and potential capital structure flexibility after the share transfer was completed on April 2, 2026.

In connection with the return of approximately 84% of the Company’s previously outstanding common shares, management is evaluating a range of potential strategic and financing alternatives, such as, but not limited to; M&A opportunities or other possible business combinations, strategic issuance of equity or equity-linked securities (including convertible instruments), capital raises, and other capital structure or financing.

Proceeds from any such transactions, if pursued, would be expected to support investments in business development, technology infrastructure, and other growth-oriented initiatives, as well as general working capital needs. However, these plans are not entirely within the Company’s control.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(amounts in thousands, except share data and per share data)

Because these plans are not entirely within the Company’s control and may not be fully achieved, substantial doubt about the Company’s ability to continue as a going concern is not alleviated.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated interim financial statements include the accounts of the Company and all wholly owned divisions, including its 100% owned subsidiary, MMG. All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts presented in this Form 10-Q, unless otherwise specified, are expressed in thousands.

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with U.S. GAAP applicable to interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to Quarterly Reports on Form 10-Q. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, changes in shareholders’ equity, and cash flows for the interim periods presented.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Interim operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2026.

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

Concentration

For the three months ended March 31, 2026, two clients each accounted for more than 10% of total revenue, representing approximately 40.8% and 28.5%, respectively, or 69.3% in total. For the same period in 2025, the same two clients also exceeded the 10% revenue threshold, representing approximately 37.2%, and 24.6%, with the relative concentration between the two clients reversing year-over-year.

From an accounts receivable concentration perspective, one client represented $909, or 47.3%, of total billed accounts receivable of $1,924 as of March 31, 2026.

As of March 31, 2025, three clients each represented more than 10% of total accounts receivable of $2,864. The same client noted above represented $459, or 16.0%, of total accounts receivable, while a second client represented $1,489, or 52.0%, and a third client represented $334, or 11.7%, of total accounts receivable.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(amounts in thousands, except share data and per share data)

Recently Issued Accounting Pronouncements Adopted

In 2025, the FASB issued ASU 2025-05, which provides updated guidance related to the accounting for credit losses on accounts receivable and contract assets under Topic 326. The Company adopted ASU 2025-05 effective January 1, 2026; however, based on its existing receivables portfolio, historical collection experience, and current credit monitoring practices, the Company does not currently expect adoption of the standard to have a material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In 2025, the FASB issued ASU 2025-06, which provides updated guidance related to the accounting for internal-use software and cloud computing arrangements, including the capitalization and amortization of certain implementation costs. The standard is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company primarily utilizes third-party hosted software solutions and does not expect adoption of the standard to have a material impact on its consolidated financial statements. However, the Company continues to evaluate the potential impact of the standard on future software implementation costs and system customizations associated with potential growth initiatives.

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), which requires enhanced disclosures regarding certain expense captions presented in the income statement. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard may have on its consolidated financial statement disclosures.

The Company does not believe any other recently issued but not yet effective accounting pronouncement, if adopted, would have a material effect on its present or future consolidated financial statements.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	March 31, 2026	December 31, 2025

Accounts receivable, unfactored	$740	$979
Unbilled receivables	542	127
Accounts receivable, factored	1,184	488
Total Accounts Receivable	$2,466	$1,594

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(amounts in thousands, except share data and per share data)

NOTE 5. DEBT AND TRANSFER OF FINANCIAL ASSETS

Factoring Facility

The Company is party to a factoring and security agreement with Gulf Coast Business Credit (“Gulf”) the accounts receivable finance and asset-based lending division of Gulf Coast Bank & Trust Company; which provides liquidity by enabling the Company to obtain advances against eligible accounts receivable (i.e., invoices) to Gulf in exchange for immediate cash advances. The proceeds from this agreement are primarily used to fund operating expenses, including employee compensation, vendor payments, and general overhead.

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

Receivables are sold to Gulf on a full recourse basis, meaning the Company retains the risk of collection. Because the factoring arrangement is full recourse, it is accounted for as a secured borrowing under ASC 860, Transfers and Servicing, rather than as a sale of receivables. For the three months ended March 31, 2026, the Company received $1,931 in proceeds under the factoring facility and repaid $1,280 under the agreement. This compares to $2,222 in proceeds and $3,434 in repayments for the period ended March 31, 2025. The outstanding balance under the factoring arrangement was $1,105 as of March 31, 2026 and $455 as of December 31, 2025.

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

During the three months ended March 31, 2026, we sold $2,209 and $416 of receivables under these programs, received $2,182 and $410 of cash proceeds, recognized $27 and $6 in discounts and fees recorded as loss on sale, and had $109 and $117 of derecognized receivables outstanding at period end. There was no activity in the three-month period ending March 31, 2025.

Insurance Financing

MMG also employs short term 10-month loan agreements annually to finance advance payments on Crime, EPLI, E&O, and D&O insurances. In 2024-2025, MMG entered into two loans totaling $140 with finance charges each over 10 months totaling approximately $6. The combined APR for these loans is 5.0%.

Software Financing with Long Term Debt

On October 30, 2024, the Company entered into a deferred payment agreement related to its ADP implementation, completed in January 2024. The total amount of $52 is payable over 24 months with an interest rate of 6.21%. On April 4, 2025, the Company entered into a second deferred payment agreement totaling $39, related to the implementation and multi-year licensing of the Datarails, analytics platform. This amount is payable over 36 months and carries a 0.0% interest rate. As of March 31, 2026, the aggregate current portion of these obligations was $27, with the long-term portion totaling $14.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(amounts in thousands, except share data and per share data)

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the resolution of any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations, or cash flows, except as described below.

Vivos Group Settlement

As previously disclosed, the Company and its subsidiary, MMG were involved in litigation and arbitration proceedings with certain former shareholders and related parties associated with the Vivos Group arising from the October 29, 2019 merger transaction and related promissory note obligations.

During prior periods, the Company obtained arbitration awards and related court judgments in its favor, including amounts related to promissory notes, accrued interest, attorneys’ fees, expenses, and other damages.

On February 16, 2026, the Company entered into a settlement agreement with the Vivos Group to resolve the outstanding judgments and related enforcement matters. Pursuant to the settlement agreement and related consent judgment entered by the Circuit Court for Montgomery County, Maryland, the Vivos Group agreed to transfer an aggregate of 253,292,210 shares of the Company’s common stock to the Company.

On April 7, 2026, the Company was notified by Equiniti Shareholder Services, LLC, its transfer agent, that the transfers were completed and effective as of April 2, 2026. As a result of the transfers, the Company’s outstanding common shares were reduced by 253,292,210 shares. The Company may utilize shares available for future issuance in connection with future capital raising activities, mergers and acquisitions, investments in business development and technology infrastructure, other strategic and growth initiatives, and general working capital purposes.

As of March 31, 2026, 300,000,000 shares of Company common stock were issued and outstanding. See Note 10 regarding the subsequent transfer of shares to the Company effective April 2, 2026.

NOTE 7. EQUITY

The Company’s authorized capital stock consists of 300,000,000 shares of common stock, with no par value. As of March 31, 2026, all authorized shares of Company common stock were issued and outstanding. See Note 10 regarding the subsequent return of shares to the Company effective April 2, 2026.

NOTE 8 – RELATED PARTY TRANSACTIONS

Former Related Party Relationship

Prior to and following the October 29, 2019 merger, members of the Vivos Group were majority shareholders of the Company and were considered related parties. As of March 31, 2026, the Vivos Group continued to be considered related parties pending completion of the settlement described below.

Related Party Notes Receivable

Amounts due from the Vivos Group arose from acquisition-related borrowings and advances made prior to the October 29, 2019 merger. These borrowings consisted primarily of promissory notes and related advances associated with the Maslow Media acquisition structure.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(amounts in thousands, except share data and per share data)

Following arbitration proceedings concluded in 2022 and supplemental awards issued in 2023, the outstanding balances, together with accrued interest and related obligations, were incorporated into the final arbitration awards and related court judgments.

The balance sheet reflected the amount due from members of the Vivos Group was approximately $6,422 on March 31, 2026, compared to $6,357 on December 31, 2025.

Settlement and Subsequent Event

On February 16, 2026, the Company entered into a settlement agreement with the Vivos Group pursuant to which members of the Vivos Group agreed to transfer to the Company shares of the Company’s common stock in settlement of the outstanding judgments and related obligations.

On April 2, 2026, pursuant to a consent judgment entered by the Circuit Court for Montgomery County, Maryland, an aggregate of 253,292,210 shares of the Company’s common stock were transferred to the Company. On April 7, 2026, the Company was notified by Equiniti Shareholder Services, LLC, its transfer agent, that the transfers were completed and effective as of April 2, 2026.

As a result of the settlement and share transfer completed effective April 2, 2026, obligations owed by the Vivos Group, including amounts previously reflected as related party notes receivable, were satisfied in full. Following completion of the transaction, the Vivos Group no longer held an ownership interest in the Company and ceased to be considered a related party. Following completion of the transaction, the transferred shares were no longer outstanding.

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

The following table provides a reconciliation of revenue and gross profit by reportable segment to consolidated results for the three-month periods ended March 31, 2026 and 2025, respectively:

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(amounts in thousands, except share data and per share data)

Gross Profit Performance by Segment

For the Three Months Ended March 31:

March 31, 2026				March 31, 2025
Business Segment	Revenue	Gross Profit	GM %	Business Segment	Revenue	Gross Profit	GM %
EOR	$4,495	$482	10.7%	EOR	$3,755	$452	12.0%
Staffing	$997	$270	27.1%	Staffing	$932	$167	17.9%
Video Production	$59	$18	30.5%	Video Production	$49	$13	26.5%
Direct Hire	$-	$-	-	Direct Hire	$10	$9	90.0%
Total	$5,551	$770	13.9%	Total	$4,746	$641	13.5%

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events through May 20, 2026, the date these unaudited condensed consolidated financial statements were available to be issued.

On April 2, 2026, pursuant to a consent judgment entered by the Circuit Court for Montgomery County, Maryland in connection with the previously disclosed settlement agreement with the Vivos Group, an aggregate of 253,292,210 shares of the Company’s common stock were transferred to the Company.

On April 7, 2026, the Company was notified by Equiniti Shareholder Services, LLC, its transfer agent, that the transfers had been completed, effective April 2, 2026.

Effective April 2, 2026, the share transfer satisfied and extinguished the outstanding arbitration awards and related judgments, including amounts previously reflected as related party notes receivable.

Following the transaction, the transferred shares were no longer outstanding. As of April 2, 2026, the Company had 46,707,790 shares of common stock outstanding. Management believes the resulting reduction in outstanding shares provides increased flexibility for future strategic and capital planning initiatives. Because the transfer was completed after March 31, 2026, the accounting effect of the returned shares will be reflected in the second quarter of 2026. For accounting and presentation purposes, the returned shares are treated as treasury shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This section includes several forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that reflect our current views with respect to future events and financial performance. All statements that address expectations or projections about the future, including, but not limited to, statements about our plans, strategies, adequacy of resources and future financial results (such as revenue, gross profit, operating profit, cash flow), are forward-looking statements. Some of the forward-looking statements can be identified by words like “anticipates,” “believes,” “expects,” “may,” “will,” “can,” “could,” “should,” “intends,” “project,” “predict,” “plans,” “estimates,” “goal,” “target,” “possible,” “potential,” “would,” “seek,” and similar references to future periods. These statements are not a guarantee of future performance and involve a number of risks, uncertainties and assumptions that are difficult to predict. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Important factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: our ability to access the capital markets by pursuing additional debt and equity financing to fund our business plan and expenses; negative outcome of pending and future claims and litigation and our ability to comply with our contractual covenants, including in respect of our debt; potential loss of clients and possible rejection of our business model and/or sales methods; weakness in general economic conditions and levels of capital spending by customers in the industries we serve; weakness or volatility in the financial and capital markets, which may result in the postponement or cancellation of our customers’ projects or the inability of our customers to pay our fees; delays or reductions in U.S. government spending; credit risks associated with our customers; competitive market pressures; the availability and cost of qualified labor; our level of success in attracting, training and retaining qualified management personnel and other staff employees; changes in tax laws and other government regulations, including the impact of health care reform laws and regulations; the possibility of incurring liability for our business activities, including, but not limited to, the activities of our temporary employees; our performance on customer contracts; and government policies, legislation or judicial decisions adverse to our businesses. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update such statements, whether as a result of new information, future events or otherwise, except as required by law. We recommend readers to carefully review the entirety of this Quarterly Report, the “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and the other reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

The following discussion and analysis of our financial condition and results of operations, our expectations regarding the future performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors including those described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, with the SEC. Our actual results may differ materially from those contained in any forward-looking statements. You should read the following discussion together with our financial statements and related notes thereto and other financial information included in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND COMMENTS RELATED TO OPERATIONS

This discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates are based on historical experience and other factors believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

There have been no material changes or developments in the Company’s evaluation of its critical accounting policies and estimates from those disclosed in the Form 10-K for the year ended December 31, 2025.

Management’s Discussion included in the Form 10-K discusses various factors and trends relating to the Company’s results of operations, liquidity and capital resources. Many of those factors and trends remain relevant to the Company’s operations and financial condition for the three months ended March 31, 2026. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2025.

RESULTS OF OPERATIONS

Revenues

Revenues for the three months ended March 31, 2026 were $5,551, an increase of $805, or 17.0%, compared to $4,746 for the three months ended March 31, 2025.

EOR revenue increased $740, or 19.7%, to $4,495 from $3,755 in the prior-year quarter. The increase was primarily driven by growth from our top client (A), which increased $1,096, or 94.0%.

Staffing revenue increased $65, or 7.0%, to $997 from $932 in the prior-year quarter. The increase was primarily attributable to higher revenue from 2 of our top 10 clients, which increased revenue contributions by $96 (30.5%), and $68 (41.7%). These increases were partially offset by lower activity from certain other staffing clients.

Video Production revenue increased $10, or 20.4%, to $59 from $49 in the prior-year quarter. The increase was primarily attributable to two new clients who accounted for $16 in revenue.

Direct Hire revenue decreased $10 to $0 from $10 in the prior-year quarter, representing a 100% decrease.

Cost of Revenue / Gross Profit

Three Months Ended March 31, 2026 vs. 2025

Gross profit and margin both increased in the first quarter 2026 compared to the same period in the prior year. Gross profit increased $129, or 20.1%, to $770 from $641, while gross margin improved to 13.9% from 13.5%. The improvement reflected a more favorable client and service mix, pricing realization, and improved execution within certain managed service arrangements.

Employer of Record (“EOR”) gross profit rose by $30 to $482 or 6.6% primarily driven by an $815 increase in 1099-related revenue, partially offset by a $60 decline in W-2 related revenue. As a result of the higher concentration of lower-margin 1099 labor, EOR gross margin decreased to 10.7% from 12.0% in the prior-year quarter. Margin compression was further impacted by discounted volume pricing structures associated with certain larger client engagements.

Staffing gross profit and gross margins expanded significantly during the quarter. Staffing gross profit increased to $270 from $167 in the prior-year quarter, representing a 61.7% increase. Staffing gross margin increased to 27.1%, compared to 17.9% in the prior-year quarter, representing the segment’s highest quarterly gross margin in more than ten years. The improvement was primarily driven by higher-margin managed service arrangements and improved delivery efficiencies. Managed service engagements generated approximately $669 in revenue and $199 in gross profit, representing gross margins of approximately 29.8%. Additionally, certain client engagements benefited from lower-than-anticipated delivery costs and improved resource utilization. One newer client engagement generated approximately $21 in revenue with gross margins approaching 35.7%.

Video Production gross profit improved to $18 from $13 in the prior-year quarter, resulting in gross margin expansion to 30.5% from 26.5%. The increase primarily reflected strategic pricing initiatives and improved execution efficiencies.

General and Administrative (“G&A”)

General and administrative (“G&A”) expenses for the three months ended March 31, 2026 were $856, a decrease of $167, or 16.3%, compared to $1,023 in the same period of 2025. The decrease was primarily attributable to cost reduction measures implemented during the fourth quarter of 2025, which were fully realized during the first quarter of 2026.

Loaded salaries, including payroll taxes and benefits, decreased $164 year-over-year, primarily driven by a $102 reduction in wages and a $17 reduction in payroll taxes and benefits. In addition, the prior-year quarter included bonus accruals of $45, which were subsequently reversed later in 2025, compared to no bonus accruals in the current-year quarter.

Additional savings were realized in liability insurance, marketing, payroll processing, and administrative fees, which collectively declined by approximately $40 compared to the prior-year quarter. These reductions were partially offset by a $28 increase in contract services expense, reflecting the Company’s strategic use of lower-cost outsourced resources to support operations following workforce reductions.

Interest Expense

Interest expense for the three months ended March 31, 2026 was $20, compared to $52 in the same period of 2025. The decrease primarily reflected lower borrowing costs associated with the Company’s receivables purchase programs and a decline in market interest rates.

During the quarter, approximately 30% of the Company’s accounts receivable were funded through structured receivables purchase arrangements, which reduced the need to factor funds, resulting in lower interest and factoring fees.

Other Income (Expense)

Other expense totaled $76 during the three months ended March 31, 2026, consisting primarily of $43 of legal expenses related to the Vivos matter. The remaining $33 was attributable to the losses on sale of receivables associated with the Company’s receivables purchase programs.

Although the volume of receivables sold was comparative to the prior year period, the Company’s overall cost of capital declined due to lower prime rates and comparatively favorable rates available under the receivables purchase programs.

By comparison, other expense totaled $26 during the three months ended March 31, 2025, consisting primarily of $23 related to the Vivos matter and $3 associated with the disposal of technology-related assets.

Management currently expects legal expenses associated with the Vivos matter to substantially conclude during the second quarter of 2026.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements are driven primarily by payroll for Employer of Record (EOR) field talent, general and administrative (G&A) salaries, public company expenses, interest on financing arrangements, legal fees related to the enforcement of arbitration awards against the Vivos Group (which has concluded as of early April), and the timing of collections on client accounts receivable. Because client payments, on average, lag field talent payroll by approximately 60 days (not adjusted for invoice purchase programs), working capital demands can fluctuate and occasionally present short-term challenges.

Due to the nature of our EOR business, where most contracted talent are W-2 employees paid known amounts on varying schedules, cash inflows from clients often do not align with required payroll disbursements. This mismatch necessitates our use of factoring and receivables financing to ensure timely fulfillment of payroll and other obligations.

Our principal sources of liquidity include cash generated from operations via accounts receivable collections, borrowings under our Factoring Facility with Gulf, and two separate receivables purchase arrangements. These arrangements function similarly to factoring but operate through supplier payment programs facilitated by client-affiliated financial institutions.

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

Several larger clients previously extended payment terms from approximately 30 days to between 60 and 90 days, increasing working capital demands and lengthening the Company’s cash conversion cycle.

To mitigate the impact of these extended payment terms, the Company utilized lower cost receivables purchase programs with MUFG and JPMorgan, in addition to its factoring facility and client prepayment arrangements, which currently average approximately $25 biweekly. Collectively, these programs materially improved liquidity and accelerated cash conversion. As a result, trailing twelve months Days Sales Outstanding (DSO) improved from 50 days at the end of March 2025 to 29 days by March 31, 2026.

Receivables Financing and Factoring Arrangements

The Company maintains a receivables factoring facility with Gulf to provide working capital liquidity. Under this arrangement, eligible invoices are sold or advanced at a specified percentage of face value, with fees based on advance rates and interest spreads above prime.

Factoring provides immediate liquidity but requires settlement upon ultimate client payment, and the effective cost of capital is influenced by client payment timing.

In 2025, the Company also began utilizing receivables purchase programs administered by JPMorgan (“JPM”) and MUFG Bank Ltd. (“MUFG”) for certain invoices related to a large enterprise client.

Under the JPM arrangement, invoices are purchased at a discount based on a rate at approximately 80 basis points over SOFR for the expected collection period, typically ranging from 100 to 105 days. In the first quarter 2026 the SOFR rate average was 3.66%, resulting in our average basis being 4.46% APR.

Under the MUFG arrangement invoices are purchased at a discount based on a rate of approximately 235 basis points over SOFR for the expected collection period, typically at 60 days. With SOFR averaging 3.66% in the first quarter, our MUFG average rate was 6.01%.

Compared to traditional factoring, both the JPM and MUFG programs provide a lower cost of capital for these receivables but typically result in funding within five to ten days after invoice approval rather than immediate advance.

The Company evaluates funding alternatives based on cost of capital, timing requirements, and concentration exposure.

Trade Receivables

As of March 31, 2026, 90.9% of accounts receivable were current or less than 30 days past due, compared to 96.3% a year earlier. Our long-term credit performance remains strong, with total bad debt over the past seven years amounting to just over two thousand three hundred dollars.

Capital Structure and Strategic Flexibility

Following the MMG–Reliability merger, all 300 million authorized shares of the Company’s common stock had been issued in connection with the transaction and related matters.

Effective April 2, 2026, pursuant to the previously disclosed settlement with the Vivos Group, 253,292,210 shares of the Company’s common stock were transferred to the Company. On April 7, 2026, the Company was notified by Equiniti Shareholder Services, LLC, its transfer agent, that the transfers had been completed effective April 2, 2026. Following the transfer, the shares were no longer outstanding.

The reduction in outstanding shares provides the Company with increased flexibility to pursue future capital raising activities, mergers and acquisitions, investments in business development and technology infrastructure, other strategic transactions and growth-oriented initiatives, and general working capital purposes.

As of March 31, 2026, working capital totaled $6,532, compared to $6,646 as of December 31, 2025 and $6,966 as of March 31, 2025. Excluding the related-party notes receivable associated with the Vivos Group, which were subsequently satisfied through the share transfer completed effective April 2, 2026, adjusted working capital would have been $110 as of March 31, 2026, compared to $290 as of December 31, 2025 and $993 as of March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Acting Principal Officer and Chief Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Acting Principal Officer and Chief Financial Officer concluded that the disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Acting Principal Officer and Chief Financial Officer to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

March 31, 2026

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

Vivos Arbitration and Related Matters

Beginning in March 2020, the Company and its wholly owned subsidiary, MMG, initiated legal actions against certain former shareholders and related parties (collectively, the “Vivos Group”) arising from alleged violations of the merger agreement and defaults under related party debt obligations.

In the fall of 2021, the parties agreed to binding arbitration. Proceedings commenced in February 2022. On August 31, 2022, the arbitrator issued an award in favor of the Company and MMG. Supplemental awards were subsequently issued on May 17, 2023, October 10, 2023, and October 27, 2023 (collectively, the “Awards”).

Under the Awards, MMG was granted recovery of outstanding related party indebtedness, contractual interest, attorneys’ fees and expenses of approximately $1,209, and fraud damages of $1,000, portions of which were to be satisfied through the transfer of shares of the Company’s common stock to the Company. The gross aggregate amount of the Awards totaled approximately $8,887 as of December 31, 2025.

On December 29, 2023, the Circuit Court for Montgomery County, Maryland entered the Awards as judgments. The judgments became final on January 29, 2024.

In February 2026, the Company entered into a settlement agreement with members of the Vivos Group providing for the transfer of an aggregate of 253,292,210 shares of the Company’s common stock to the Company in satisfaction of amounts owed under the awards.

The difference between the aggregate Awards and the recorded receivable reflects amounts not recognized due to collectability considerations. As of March 31, 2026, the recorded balance due from the Vivos Group was approximately $6,422 compared to aggregate Awards totaling approximately $8,887.

Effective April 2, 2026, pursuant to a consent judgment entered by the Circuit Court for Montgomery County, Maryland, an aggregate of 253,292,210 shares of the Company’s common stock were transferred to the Company. On April 7, 2026, the Company was notified by Equiniti Shareholder Services, LLC, its transfer agent, that the transfers had been completed effective April 2, 2026. Following the transfer, the shares were no longer outstanding.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, shareholders should carefully consider the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our capital structure, including the substantial increase in shares available for future issuance following the return of shares to the Company, and potential future issuances of shares could dilute existing shareholders and adversely affect the market price of our common stock.

We may seek to raise capital, pursue acquisitions, recapitalize the Company, or fund strategic initiatives through the issuance of equity securities, including shares available for future issuance following the return of shares to the Company, or through the issuance of convertible securities or warrants.

The sale or issuance of a substantial number of shares of common stock, or the perception that such sales may occur, could adversely affect the market price of our common stock and increase volatility. Any such issuance would dilute existing shareholders and could reduce earnings per share or voting power. In addition, the substantial increase in shares available for future issuance following the share transfer may create an overhang that could negatively impact investor perception or market pricing.

Changes in federal government spending priorities and operational directives may adversely affect our business. A portion of our revenue is derived from contracts with U.S. federal government agencies. Periodic budget reviews, cost-reduction initiatives, spending reallocations, hiring freezes, or other efficiency directives affecting federal agencies may result in reductions or delays in client spending on outsourced services, including media-related staffing and production support. While the Company does not believe any specific reductions experienced to date have had a material impact on its consolidated financial statements, broader federal spending constraints or operational restructuring initiatives could reduce demand for the Company’s services within the public sector. In addition, uncertainty surrounding the timing and scope of such governmental actions may increase the difficulty of forecasting client demand and strategic planning.

Our business may be indirectly affected by the imposition of tariffs or other trade restrictions that impact our clients’ operations and profitability.

While our core operations are not directly exposed to international trade or tariff risk, a significant portion of our revenue is derived from media services provided to clients across various industries, some of which rely on global supply chains or imported goods. The imposition or escalation of tariffs, trade barriers, or similar regulatory actions, particularly those affecting cost of revenue to our clients, may reduce their gross margins and overall profitability. In response, clients may reduce discretionary expenditures, including advertising and media budgets, which could negatively impact our revenues and financial performance. Even perceived uncertainty around future trade policy could lead to more conservative client behavior, affecting campaign timing, spend, or scope.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, no director or officer of the Company adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits:

The following exhibits are filed as part of this report:

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	CEO and CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Statements of Changes in Stockholders’ Equity and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED (Registrant)

May 20, 2026	/s/ John Pickeral
Acting Principal Officer

/s/ Mark Speck
Secretary and Chief Financial Officer

