Form 10-Q
period 2026-06-30
RELIABILITY INC
filed 2026-08-14
CIK 34285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 46,707,790 shares of Common Stock, no par value, as of August 14, 2026.

RELIABILITY INCORPORATED

Quarterly Report on Form 10-Q

As of June 30, 2026 and for the Three and Six Months Ended June 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$470	$483
Trade receivables, net of allowance for credit losses	1,759	1,467
Unbilled receivables	216	127
Other receivables	28	28
Notes receivable from related parties	-	6,357
Prepaid expenses and other current assets	301	341
Total current assets	2,774	8,803
Other intangible assets, net	2	2
Property, plant and equipment, net	42	40
Total assets	$2,818	$8,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Factoring liability	$514	$455
Accounts payable	1,057	728
Accrued expenses	186	323
Accrued payroll	756	381
State income tax liability	3	-
Deferred revenue	235	235
Notes payable, current	127	34
Total current liabilities	2,878	2,156
LONG-TERM LIABILITIES
Notes payable, net of current	14	16
Total long-term liabilities	14	16
Total liabilities	2,892	2,172

Commitments and contingencies (Note 6)

STOCKHOLDERS’ EQUITY
Common stock, without par value, 300,000,000 shares authorized and issued; 46,707,790 and 300,000,000 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	-
Treasury stock, at cost, 253,292,210 shares as of June 30, 2026	(6,422)	-
Additional paid-in capital	750	750
Retained earnings	5,598	5,923
Total stockholders’ equity	(74)	6,673
Total liabilities and stockholders’ equity	$2,818	$8,845

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share data and per share data)

	For the Three Months Ended June 30,
	2026	2025
Revenue earned
Service revenue	$5,017	4,718
Cost of revenue
Cost of revenue	4,325	4,005
Gross profit	692	713
Selling, general, and administrative expenses	811	966
Operating loss	(119)	(253)
Other Expenses
Interest income from related parties	0	127
Interest income	1	1
Interest expense	(23)	(36)
Other (expense)	(58)	(44)
Loss before income tax (expense) benefit	(199)	(205)
Income tax (expense) benefit	(7)	0
Consolidated net loss	$(206)	(205)
Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Shares used in per share computation:
Basic	49,522,148	300,000,000
Diluted	49,522,148	300,000,000

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share data and per share data)

	For the Six Months Ended June 30,
	2026	2025
Revenue earned
Service revenue	$10,568	9,465
Cost of revenue
Cost of revenue	9,106	8,110
Gross profit	1,462	1,355
Selling, general, and administrative expenses	1,666	1,989
Operating loss	(204)	(634)
Other income (expense)
Interest income from related parties	66	253
Interest income	1	1
Interest expense	(44)	(88)
Expense	(133)	(70)
Loss before income tax (expense) benefit	(314)	(538)
Income tax (expense) benefit	(11)	0
Consolidated net loss	$(325)	(538)
Net loss per share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Shares used in per share computation:
Basic	49,522,148	300,000,000
Diluted	49,522,148	300,000,000

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended June 30, 2026 and 2025

(amounts in thousands, except share data and per share data)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Total
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance, December 31, 2025	300,000,000	$-	$750	$5,923	-	$-	$6,673
Net loss	-	-	-	(119)	-	-	(119)
Balance, March 31, 2026	300,000,000	-	750	5,804	-	-	6,554
Net loss	-	-	-	(206)	-	-	(206)
Treasury stock acquired in settlement of notes receivable	(253,292,210)	-	-	-	253,292,210	(6,422)	(6,422)
Balance, June 30, 2026	46,707,790	$-	$750	$5,598	253,292,210	$(6,422)	$(74)

Balance, December 31, 2024	300,000,000	-	750	6,587	-	-	7,337
Net loss	-	-	-	(333)	-	-	(333)
Balance, March 31, 2025	300,000,000	-	750	6,254	-	-	7,004
Net loss	-	-	-	(205)	-	-	(205)
Balance, June 30, 2025	300,000,000	$-	$750	$6,049	-	$-	$6,799

The accompanying notes are an integral part of these statements.

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, except share data and per share data)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(325)	$(538)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11	16
Loss on receivable purchase agreements	60	-
Loss on Disposal of fixed assets	3	-
Accrued interest	(66)	(253)
Changes in operating assets and liabilities:
Trade receivables	(441)	2,133
Other Receivables	-	(15)
Prepaid expenses and other current assets	41	45
Accounts payable	329	(389)
Accrued payroll	375	432
Accrued expenses	(137)	(160)
Deferred revenue	-	4
Income taxes payable	3	-
Net cash provided by (used in) operating activities	$(147)	$1,275
Cash flows from investing activities:
Purchase of fixed assets	$(15)	$(11)
Net cash provided by (used in) investing activities	(15)	(11)
Cash flows from financing activities:
Proceeds from the factoring facility	4,111	5,038
Repayments to the factoring facility	(4,052)	(6,586)
Proceeds from issuing short-term debt	92	14
Proceeds from issuing long-term debt	-	25
Repayment of long term debt	(2)	(15)
Net cash provided by (used in) financing activities	$149	(1,524)
Net increase (decrease) in cash and cash equivalents	(13)	(260)
Cash and cash equivalents, beginning of period	483	522
Cash and cash equivalents, end of period	$470	$262

The accompanying notes are an integral part of these statements.

7

RELIABILITY INCORPORATED AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

(amounts in thousands)

	For the Six Months Ended June 30,
Supplemental disclosures of cash flow information:	2026	2025
Cash paid during the period for:
Interest	$44	$88
Income taxes	$7	$-
Noncash settlement of related-party notes receivable through receipt of treasury shares	$6,422

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

The Company currently operates across four principal business segments: Employer of Record (“EOR”), Staffing Solutions, Video and Multimedia Production Resources, and Direct Hire. EOR represented approximately 77.2% of consolidated revenue during the three months ended June 30, 2026 and 79.2% during the six months then ended. The Staffing Solutions segment provides skilled field talent on a nationwide basis for client partner projects, while Video Production supports specialized production crews and media-related staffing assignments that may range from short-duration projects to multi-month engagements. The Direct Hire segment focuses on permanent placement services and strategic recruiting assignments.

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

The settlement resulted in 253,292,210 shares of the Company’s common stock being transferred to the Company on April 2, 2026, reducing the Company’s outstanding common shares to 46,707,790 as of that date. For accounting and presentation purposes, the returned shares were treated as treasury shares.

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended June 30, 2026, the Company incurred a net loss of $325. The Company’s operations require significant working capital to fund payroll and related obligations in advance of collecting client receivables, and the Company remains dependent on receivables-based financing arrangements and timely collections from a concentrated customer base to meet its obligations as they come due.

These conditions and events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these consolidated financial statements are issued.

Management has developed plans to mitigate these conditions and events, which include expanded cost containment measures and operating expense reductions, re-financing, and discontinuing Receivables Purchase Program for higher cost Factoring, for cash flow purposes and other debt/equity structures.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(amounts in thousands, except share data and per share data)

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

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Interim operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2026.

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

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(amounts in thousands, except share data and per share data)

Recently Issued Accounting Pronouncements Adopted

In 2025, the FASB issued ASU 2025-05, which provides updated guidance related to the accounting for credit losses on accounts receivable and contract assets under Topic 326. The Company adopted ASU 2025-05 effective January 1, 2026; however, based on its existing receivables portfolio, historical collection experience, and current credit monitoring practices, the adoption did not have a material impact on the Company’s consolidated financial statements, other than the required enhanced disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In 2025, the FASB issued ASU 2025-06, Internal-Use Software, which provides updated guidance related to the accounting for internal-use software and cloud computing arrangements, including the capitalization and amortization of certain implementation costs. The standard is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual reporting periods, with early adoption permitted. The Company primarily utilizes third-party hosted software solutions and does not expect adoption of the standard to have a material impact on its consolidated financial statements. However, the Company continues to evaluate the potential impact of the standard on future software implementation costs and system customizations associated with potential growth initiatives.

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), which requires enhanced disclosures regarding certain expense captions presented in the income statement. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard may have on its consolidated financial statement disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments clarify the entities and interim reporting methods subject to Topic 270, consolidate and clarify interim disclosure requirements, and provide a principles-based framework for determining when disclosures about significant events and changes since the most recent annual reporting period are required. The amendments are effective for public business entities for interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect of adopting this guidance but does not expect adoption to have a material effect on its consolidated financial statements or related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The amendments clarify, correct and improve various provisions of the Accounting Standards Codification across a broad range of topics, including earnings per share, credit losses, treasury stock, debt, leases and transfers of financial assets. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2026, including interim periods within those annual reporting periods. Early adoption is permitted, including adoption on an issue-by-issue basis. The Company is currently evaluating the effect of adopting the amendments, including those applicable to treasury-stock transactions, but does not expect adoption to have a material effect on its consolidated financial statements or related disclosures.

The Company evaluated ASU 2025-07 through ASU 2025-10 and ASU 2026-01 through ASU 2026-02 and determined that these pronouncements are not applicable to the Company’s current operations. Accordingly, adoption of these pronouncements is not expected to have a material effect on the Company’s consolidated financial statements or related disclosures.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(amounts in thousands, except share data and per share data)

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30, 2026	December 31, 2025

Accounts receivable, factored	$610	$488
Accounts receivable, unfactored	1,149	979
Unbilled receivables	216	127
Total accounts receivable	$1,975	$1,594

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

Eligible receivables are assigned or pledged to Gulf as collateral on a full-recourse basis, meaning the Company retains the risk of collection. Accordingly, the factoring arrangement is accounted for as a secured borrowing under ASC 860, Transfers and Servicing. For the six months ended June 30, 2026, gross proceeds and repayments under the facility were $4,111 and $4,052, respectively, compared with $5,038 and $6,586, respectively, for the six months ended June 30, 2025. The outstanding factoring liability was $514 as of June 30, 2026 and $455 as of December 31, 2025.

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

During the six months ended June 30, 2026, the Company sold $4,126 and $737 of receivables under the JPM and MUFG programs, respectively, and received cash proceeds of $4,077 and $725, respectively. The Company recognized an aggregate of $60 in discounts and fees as loss on sale. Derecognized receivables outstanding at June 30, 2026 were $757 and $143 under the JPM and MUFG programs, respectively. No repurchases occurred. There was no activity under these programs during the six months ended June 30, 2025.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(amounts in thousands, except share data and per share data)

Insurance Financing

MMG also uses short-term, 10-month financing arrangements to fund annual premiums for crime, employment practices liability, errors and omissions, and directors and officers insurance. During the 2025–2026 policy period, MMG entered into two premium-financing arrangements totaling $140, with aggregate finance charges of approximately $6 and a combined annual percentage rate of approximately 5.0%.

Software Financing with Long Term Debt

On October 30, 2024, the Company entered into a deferred payment agreement related to its ADP implementation, completed in January 2024. The total amount of $52 is payable over 24 months with an interest rate of 6.21%. On April 4, 2025, the Company entered into a second deferred payment agreement totaling $39 related to the implementation and multi-year licensing of the Datarails analytics platform. This amount is payable over 36 months and carries a 0.0% interest rate. As of June 30, 2026, the aggregate current portion of these obligations was $17, with the long-term portion totaling $14.

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

On April 7, 2026, the Company was notified by Equiniti Shareholder Services, LLC, its transfer agent, that the transfers were completed and effective as of April 2, 2026. The settlement created 253.3 million treasury shares that may be available for potential reissuance, subject to board approval, applicable law and any other required approvals.

As of June 30, 2026, 300,000,000 shares of the Company’s common stock were issued, of which 46,707,790 shares were outstanding and 253,292,210 shares were held as treasury stock following completion of the settlement described above.

NOTE 7. EQUITY

The Company’s authorized capital stock consists of 300,000,000 shares of common stock, with no par value. As of June 30, 2026, 300,000,000 shares were issued, 46,707,790 shares were outstanding, and 253,292,210 shares were held as treasury stock. The treasury shares received in the Vivos settlement were recorded at $6,422, corresponding to the carrying amount of the related-party notes receivable satisfied in the transaction.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(amounts in thousands, except share data and per share data)

NOTE 8 – RELATED PARTY TRANSACTIONS

During June 2026, an officer advanced a board approved $110 to the Company for working capital purposes. The advance is unsecured, bears interest at the prime interest rate per annum, and matures within 90 days. The amount remained outstanding as of June 30, 2026 and is included in Notes payable, current on the accompanying condensed consolidated balance sheet.

Former Related Party Relationship

Prior to and following the October 29, 2019 merger, members of the Vivos Group were majority shareholders of the Company and were considered related parties. Upon completion of the settlement and share transfer described below, the Vivos Group ceased to hold an ownership interest in the Company and was no longer considered a related party as of June 30, 2026.

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

The amount due from members of the Vivos Group was $6,357 as of December 31, 2025. Including interest recognized through the settlement date, the carrying amount satisfied through the April 2, 2026 share transfer was $6,422. Accordingly, no related-party notes receivable remained outstanding as of June 30, 2026.

Settlement and Share Transfer

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

As a result of the settlement and share transfer completed effective April 2, 2026, obligations owed by the Vivos Group, including amounts previously reflected as related-party notes receivable, were satisfied in full. The Company derecognized the $6,422 carrying amount of the notes receivable and recognized treasury stock in the same amount. The transaction was noncash. Following completion of the transaction, the Vivos Group no longer held an ownership interest in the Company and ceased to be considered a related party, and the transferred shares were no longer outstanding.

RELIABILITY INCORPORATED AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(amounts in thousands, except share data and per share data)

NOTE 9. BUSINESS SEGMENTS

The Company operates within four industry segments: Employer of Record (“EOR”), Recruiting and Staffing (“Staffing”), Direct Hire, and Video and Multimedia Production (“Video Production”). The EOR segment provides media field talent to a host of large corporate customers in all 50 states. The Staffing segment provides skilled media and IT field talent on a nationwide basis for customers in a myriad of industries. Direct Hire fulfils direct placement requests by MMG clients for a wide variety of posts, including administrative, media, and IT professionals. The Video Production segment provides script-to-screen services for corporate, government, and non-profit clients, globally.

Segment revenue and gross profit are the measures regularly provided to and reviewed by the Company’s executive management team, consisting of the Chief Financial Officer and the Vice President of Human Resources, who also serves as Acting Principal Officer. These officers jointly perform the function of the chief operating decision maker (“CODM”). Segment gross profit is defined as segment revenue less cost of revenue. Cost of revenue is the only significant segment expense regularly provided to the CODM. There were no other segment items for any reportable segment during the periods presented. Interest income, interest expense, depreciation expense, other income and expense, income tax expense, and selling, general and administrative expenses are not allocated to or included in the results of the reportable segments.

The CODM reviews segment revenue and gross profit to assess performance and inform resource-allocation decisions. Personnel resources, including recruiter staffing levels, are allocated based on multiple factors, including current and anticipated requisition demand, client requirements and overall business needs, and are not determined solely by historical segment results.

Asset information by reportable segment is not regularly provided to or reviewed by the CODM.

The following tables present revenue and gross profit by reportable segment for the three and six-month periods ended June 30, 2026 and 2025 and reconcile the segment measures to consolidated results.

For the three months ended June 30, 2026, consolidated results include a $1 revenue reconciling item and a $1 reduction to gross profit relative to the sum of the reportable segments. For the six months ended June 30, 2026, consolidated gross profit includes a $1 reduction relative to the sum of the reportable segments. These differences reflect rounding and general-ledger reconciling items.

Gross Profit Performance by Segment

For the Three Months Ended June 30:

June 30, 2026				June 30, 2025
Business Segment	Revenue	Gross Profit	GM %	Business Segment	Revenue	Gross Profit	GM %
EOR	$3,873	$401	10.4%	EOR	$3,573	$442	12.4%
Staffing	$1,092	$280	25.6%	Staffing	$1,098	$252	23.0%
Video Production	$52	$11	21.2%	Video Production	$34	$8	23.5%
Direct Hire	$-	$-	-%	Direct Hire	$13	$11	84.6%
Total	$5,017	$692	13.8%	Total	$4,718	$713	15.1%

For the Six Months Ended June 30:

June 30, 2026				June 30, 2025
Business Segment	Revenue	Gross Profit	GM %	Business Segment	Revenue	Gross Profit	GM %
EOR	$8,368	$883	10.6%	EOR	$7,328	$894	12.2%
Staffing	$2,089	$550	26.3%	Staffing	$2,030	$419	20.6%
Video Production	$111	$29	26.1%	Video Production	$84	$21	25.0%
Direct Hire	$-	$-	-%	Direct Hire	$23	$21	91.3%
Total	$10,568	$1,462	13.8%	Total	$9,465	$1,355	14.3%

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events through August 14, 2026, the date these unaudited condensed consolidated financial statements were issued.

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

Management’s Discussion and Analysis included in the Form 10-K discusses various factors and trends relating to the Company’s results of operations, liquidity and capital resources. Many of those factors and trends remained relevant during the three and six months ended June 30, 2026. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2025.

RESULTS OF OPERATIONS

Revenues

Revenue for the three months ended June 30, 2026 was $5,017, an increase of $299, or 6.3%, compared with $4,718 for the three months ended June 30, 2025. For the six months ended June 30, 2026, revenue increased $1,103, or 11.7% to $10,568 from $9,465 in the comparable 2025 period.

For the second quarter, EOR revenue increased $300, or 8.4%, to $3,873 from $3,573 in the prior-year quarter. For the six-month period, EOR revenue increased $1,040, or 14.2%, to $8,378 from $7,328. The growth was concentrated in lower-margin EOR activity, including increased 1099 EOR volume.

Staffing revenue decreased $6, or 0.5%, to $1,092 from $1,098 in the prior-year quarter. For the six-month period, Staffing revenue increased $59, or 2.9%, to $2,089 from $2,030.

Video Production revenue increased $18, or 52.9%, to $52 from $34 in the prior-year quarter and increased $27, or 32.1%, to $111 from $84 for the six-month period.

Direct Hire generated no revenue during the three or six months ended June 30, 2026, compared with $13 and $23 during the respective 2025 periods.

Cost of Revenue / Gross Profit

Three Months Ended June 30, 2026 vs. 2025

Gross profit for the three months ended June 30, 2026 decreased $21, or 2.9%, to $692 from $713, while gross margin declined 130 basis points to 13.8% from 15.1%. Although revenue increased, the revenue mix shifted toward lower-margin EOR business, particularly 1099 activity, which more than offset margin contributions from higher-margin EOR w2 and Staffing services.

EOR gross profit declined by $41, or 9.3%, to $402 from $440 in the prior-year quarter, while gross margin declined to 10.4% from 12.3%, primarily reflecting higher benefit utilization and other employment-related costs.

Staffing improved in both profit and margin with gross profit increasing $28, or 11.1%, to $280 from $252 in the prior-year quarter, while quarterly Staffing gross margin advanced to 25.6% from 23.0%.

Video Production gross profit increased $3 to $11 from $8 in the prior-year quarter, while gross margin declined to 21.2% from 23.5%.

Six Months Ended June 30, 2026 vs. 2025

For the six months ended June 30, 2026, gross profit increased $107, or 7.9%, to $1,462 from $1,355; however, gross margin declined approximately 50 basis points to 13.8% from 14.3%. EOR represented a greater proportion of consolidated revenue however its margin declined as w2 margins were negatively impacted by higher benefit, workers compensation and leave costs.,.

For the six-month period, EOR gross profit declined by $11, or 1.2%, to $883 from $894, while EOR gross margin declined to 10.6% from 12.2%. The margin compression reflected both a higher concentration of lower-margin 1099 activity and volume-pricing structures associated with certain larger client engagements, and w2 compression caused by higher benefit utilization.

Staffing gross profit increased $131, or 31.3%, to $550 from $419, while gross margin improved to 26.3% from 20.6%, reflecting stronger performance and higher-margin managed-service arrangements.

For the six-month period, Video Production gross profit increased by $8 to $29 from $21 and gross margin improved to 26.1% from 25.0%.

General and Administrative (“G&A”)

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2026 were $811, a decrease of $155, or 16.0%, compared with $966 in the same period of 2025. For the six-month period, SG&A decreased $323, or 16.2%, to $1,666 from $1,989. These reductions reflect cost-containment measures implemented during the second half of 2025 and second quarter 2026 resulting in lower recurring costs.

Staff salaries and related benefit costs decreased approximately $133 during the quarter and $325 for the six-month period. Quarterly office payroll decreased approximately $128, with additional reductions in payroll taxes and benefits, partially offset by accrued leave expense and HRA contributions.

Non-salary costs were down year over by $24 for the second quarter as savings were realized in legal fees, business insurance, payroll processing, communications, marketing and other administrative costs. These reductions were partially offset by an increase of approximately $27 in quarterly contract-services expense, principally reflecting the Company’s use of outsourced accounting resources following internal workforce reductions.

Loaded salaries accounted for $325 (23.1%) of the savings, while non-salary expenses were reduced by $35. The paradigm was the same as far as where savings and increases lie, with contract services growing the most by $55, with approximately $57 of the increase in outsourced accounting services.

Interest Expense

Interest expense for the three months ended June 30, 2026 was $23, compared with $36 in the same period of 2025. For the six-month period, interest expense decreased to $44 from $88. The decreases reflected greater use of lower-cost receivables purchase programs, reduced reliance on traditional factoring for eligible receivables, and lower market interest rates.

For the six months ended June 30, 2026, related-party interest income declined to $66 from $253, interest expense decreased to $44 from $88, and other expense increased to $136 from $70. Other income was $3 compared with $1 in 2025.

The Company continued to use its receivables purchase programs to reduce the amount and duration of traditional factoring borrowings.

Other Income (Expense)

For the three months ended June 30, 2026, other income (credit card rebate) was $3 and other expense was $61 compared with no other income and other expense of $44 in the prior-year quarter. Loss on sales of receivables represented $27 of the $61. Related-party interest income decreased to zero from $127 following completion of the Vivos settlement. Including interest income and interest expense, total other expense, net, was $80 in the 2026 quarter, compared with total other income, net, of $48 in 2025.

For the six months ended June 30, 2026, Other Expense totaled $136 which was $66 higher than $70 in same period a year ago, as legal fees concluding the Vivos Matter and $60 in loss on receivable purchase agreements which were not in place a year ago.

Operating Loss

Operating loss improved by $134 to $119 for the second quarter of 2026 from $253 in the prior-year quarter. However, because of the loss of related-party interest income following the Vivos settlement and higher other expense, net loss was $206 compared with $205.

For the six-month period, operating loss improved by $430 or 67.8% to $204 from $634 and net loss improved by $213 or 39.6% to $325 from $538.

The settlement and related share transfer were completed during the second quarter of 2026. Although the Company incurred residual and other legal costs during the quarter, management expects expenses directly associated with enforcement of the Vivos awards and settlement to substantially conclude, apart from immaterial administrative or wind-down matters.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital requirements are driven primarily by payroll for Employer of Record (“EOR”) field talent, corporate salaries, public-company costs, interest on financing arrangements, and the timing of collections on client accounts receivable. Enforcement activity related to the Vivos awards concluded following the settlement and share transfer completed in April 2026, although residual legal costs were incurred during the quarter. Because client payments, on average, lag field-talent payroll by approximately 60 days before considering receivables purchase programs, working capital demands can fluctuate and periodically create short-term liquidity pressure.

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

To mitigate the impact of these extended payment terms, the Company utilized lower cost receivables purchase programs with MUFG and JPMorgan, in addition to its factoring facility and client prepayment arrangements, which currently average approximately $25 biweekly. Collectively, these programs materially improved liquidity and accelerated cash conversion. As a result, trailing twelve months Days Sales Outstanding (DSO) improved from 51 days at the end of June 2025 to 22 days by June 30, 2026.

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

Under the JPM arrangement, invoices are purchased at a discount based on a rate of approximately 80 basis points over SOFR for the expected collection period, typically ranging from 100 to 105 days. During the six months ended June 30, 2026, the applicable SOFR rate averaged approximately 3.62%, resulting in an average annualized rate of approximately 4.42%.

Under the MUFG arrangement, invoices are purchased at a discount based on a rate of approximately 235 basis points over SOFR for an expected collection period of approximately 60 days. During the six months ended June 30, 2026, the applicable SOFR rate averaged approximately 3.62%, resulting in an average annualized rate of approximately 5.97%.

Compared to traditional factoring, both the JPM and MUFG programs provide a lower cost of capital for these receivables but typically result in funding within five to ten days after invoice approval rather than immediate advance.

The Company evaluates funding alternatives based on cost of capital, timing requirements, and concentration exposure.

Trade Receivables

As of June 30, 2026, 95.0% of accounts receivable were current compared to 96.8% a year earlier. Invoices aged 60 days or more represent 1.0% of our accounts receivable on June 30, 2026 compared to 3.2% a year ago. Our long-term credit performance remains strong, with total bad debt over the past seven years amounting to just $2.

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

As of June 30, 2026, the Company had cash of $470 and a working-capital deficit of $104, compared with working capital of $6,647 as of December 31, 2025. The decline in reported working capital primarily reflects the noncash settlement of $6,422 of related-party notes receivable. The Company’s liquidity position, however, was also adversely affected by $147 of cash used in operating activities during the six months ended June 30, 2026, together with the timing of accounts payable, accrued payroll and factoring obligations. During June 2026, the Company also received a board approved $110 unsecured advance from an officer to support short-term working-capital requirements. The Company continues to manage its liquidity through the collection of accounts receivable, availability under its factoring arrangement, management of operating expenditures and evaluation of additional financing alternatives.

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

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting, known to the Acting Principal Officer and Chief Financial Officer that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RELIABILITY INC.

OTHER INFORMATION

June 30, 2026

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

Under the Awards, MMG was granted recovery of outstanding related party indebtedness, contractual interest, attorneys’ fees and expenses of approximately $1,209, and fraud damages of $1,000, portions of which were to be satisfied through the transfer of shares of the Company’s common stock to the Company. The gross aggregate amount of the Awards totaled approximately $8,808 as of December 31, 2025.

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

The difference between the aggregate Awards and the recorded receivable reflects amounts not recognized due to collectability considerations. The $6,422 carrying amount of the related-party notes receivable was satisfied in full through the April 2, 2026 share transfer. Accordingly, no balance due from the Vivos Group remained as of June 30, 2026.

On April 2, 2026, pursuant to a consent judgment entered by the Circuit Court for Montgomery County, Maryland, an aggregate of 253,292,210 shares of the Company’s common stock were transferred to the Company. On April 7, 2026, the Company was notified by Equiniti Shareholder Services, LLC, its transfer agent, that the transfers had been completed effective April 2, 2026. Following the transfer, these shares were no longer outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, no director or officer of the Company adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits:

The following exhibits are filed as part of this report:

31.1	Acting Principal Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.Officer Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Acting Principal and CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Statements of Changes in Stockholders’ Equity and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RELIABILITY INCORPORATED (Registrant)

August 14, 2026	/s/ John Pickeral
Acting Principal Officer

/s/ Mark R. Speck
Secretary and Chief Financial Officer

